Form 10-Q
period 2016-06-30
Midland States Bancorp, Inc.
filed 2016-08-15
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-35272

MIDLAND STATES BANCORP, INC.

(Exact name of Registrant as specified in its charter)

ILLINOIS	37-1233196
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Network Centre Drive Effingham, IL	62401
(Address of principal executive offices)	(Zip Code)

(217) 342-7321

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of July 29, 2016, the Registrant had 15,401,284 shares of outstanding common stock, $0.01 par value.

Midland States Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Midland States Bancorp, Inc.

Consolidated Balance Sheets

(dollars expressed in thousands, except for per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and due from banks	$122,615	$211,976
Federal funds sold	751	499
Cash and cash equivalents	123,366	212,475
Investment securities available for sale, at fair value ($74,130 and $75,979 covered by FDIC loss-share at June 30, 2016 and December 31, 2015, respectively)	238,781	236,627
Investment securities held to maturity, at amortized cost (fair value of $91,247 and $92,816 at June 30, 2016 and December 31, 2015, respectively)	84,756	87,521
Loans	2,161,041	1,995,589
Allowance for loan losses	(14,752)	(15,988)
Total loans, net	2,146,289	1,979,601
Loans held for sale, at fair value	101,782	54,413
Premises and equipment, net	72,147	73,133
Other real estate owned	3,540	5,472
Nonmarketable equity securities	17,385	15,472
Accrued interest receivable	8,360	7,697
Mortgage servicing rights, at lower of cost or market	62,808	66,651
Intangible assets	5,905	7,004
Goodwill	46,519	46,519
Cash surrender value of life insurance policies	73,665	52,729
Accrued income taxes receivable	3,546	8,754
Deferred tax assets, net	—	1,496
Other assets	32,935	29,260
Total assets	$3,021,784	$2,884,824
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$528,966	$543,401
Interest-bearing	1,825,586	1,824,247
Total deposits	2,354,552	2,367,648
Short-term borrowings	125,014	107,538
FHLB advances and other borrowings	97,588	40,178
Subordinated debt	54,459	61,859
Trust preferred debentures	37,229	37,057
Accrued interest payable	1,053	979
Deferred tax liabilities, net	1,633	—
Other liabilities	33,941	36,509
Total liabilities	2,705,469	2,651,768

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 15,402,946 and 11,797,404 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	154	118
Capital surplus	208,092	135,822
Retained earnings	98,547	90,911
Accumulated other comprehensive income	9,475	6,029
Total Midland States Bancorp, Inc. shareholders’ equity	316,268	232,880
Noncontrolling interest in subsidiaries	47	176
Total shareholders’ equity	316,315	233,056
Total liabilities and shareholders’ equity	$3,021,784	$2,884,824

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(dollars expressed in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans:
Taxable	$27,696	$27,081	$51,237	$50,014
Tax exempt	322	322	645	543
Investment securities:
Taxable	2,884	2,752	5,786	5,804
Tax exempt	926	991	1,847	2,006
Federal funds sold and cash investments	287	96	567	180
Total interest income	32,115	31,242	60,082	58,547
Interest expense:
Deposits	2,290	1,754	4,512	3,399
Short-term borrowings	68	57	136	120
FHLB advances and other borrowings	256	232	392	523
Subordinated debt	1,054	436	2,112	617
Trust preferred debentures	458	446	901	870
Total interest expense	4,126	2,925	8,053	5,529
Net interest income	27,989	28,317	52,029	53,018
Provision for loan losses	629	2,379	1,754	3,376
Net interest income after provision for loan losses	27,360	25,938	50,275	49,642
Noninterest income:
Commercial FHA revenue	8,538	4,101	15,100	11,216
Residential mortgage banking revenue	1,045	4,832	2,166	10,815
Wealth management revenue	1,870	1,857	3,655	3,653
Merchant services revenue	436	372	860	677
Service charges on deposit accounts	965	950	1,872	1,968
Interchange revenue	945	863	1,909	1,809
FDIC loss-sharing expense	(1,608)	(204)	(1,661)	(297)
Gain on sales of investment securities, net	72	—	276	159
Other-than-temporary impairment on investment securities	—	—	(824)	(162)
Gain on sales of other real estate owned	83	369	79	325
Other income	1,678	1,057	3,211	2,056
Total noninterest income	14,024	14,197	26,643	32,219
Noninterest expense:
Salaries and employee benefits	17,020	16,437	32,407	34,656
Occupancy and equipment	3,233	3,317	6,544	6,613
Data processing	2,624	2,626	5,244	5,110
FDIC insurance	498	551	962	1,143
Professional	1,573	2,183	3,274	4,533
Marketing	649	831	1,292	1,392
Communications	547	643	1,063	1,285
Loan expense	552	969	1,037	1,560
Other real estate owned	417	256	569	457
Amortization of intangible assets	519	602	1,099	1,265
Other	3,279	2,288	5,059	4,234
Total noninterest expense	30,911	30,703	58,550	62,248
Income before income taxes	10,473	9,432	18,368	19,613
Income taxes	3,683	2,762	6,460	6,353
Net income	6,790	6,670	11,908	13,260
Less: net income attributable to noncontrolling interest in subsidiaries	1	17	—	76
Net income attributable to Midland States Bancorp, Inc.	$6,789	$6,653	$11,908	$13,184
Per common share data:
Basic earnings per common share	$0.51	$0.56	$0.94	$1.10
Diluted earnings per common share	$0.50	$0.55	$0.92	$1.08
Weighted average common shares outstanding	13,358,289	11,899,919	12,657,552	11,893,069
Weighted average diluted common shares outstanding	13,635,074	12,098,476	12,936,995	12,090,474

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars expressed in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$6,790	$6,670	$11,908	$13,260
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	2,283	(3,329)	6,022	(1,914)
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(72)	—	(276)	(159)
Income tax effect	(890)	1,340	(2,313)	867
Change in investment securities available for sale, net of tax	1,321	(1,989)	3,433	(1,206)
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	(14)	(57)	(39)	(139)
Income tax effect	6	23	16	52
Change in investment securities held to maturity, net of tax	(8)	(34)	(23)	(87)
Cash flow hedges:
Change in fair value of interest rate swap	31	10	61	35
Income tax effect	(13)	(3)	(25)	(12)
Change in cash flow hedges, net of tax	18	7	36	23
Other comprehensive income (loss), net of tax	1,331	(2,016)	3,446	(1,270)
Total comprehensive income	8,121	4,654	15,354	11,990
Less: net income attributable to noncontrolling interest in subsidiaries	1	17	—	76
Total comprehensive income attributable to Midland States Bancorp, Inc.	$8,120	$4,637	$15,354	$11,914

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six Months Ended June 30, 2016 and 2015

(dollars expressed in thousands, except for per share data)

				Accumulated	Midland States
				other	Bancorp, Inc.’s	Noncontrolling
	Common	Capital	Retained	comprehensive	Shareholders’	interests in
	stock	surplus	earnings	income	Equity	subsidiaries	Total
Balances, December 31, 2015	$118	$135,822	$90,911	$6,029	$232,880	$176	$233,056
Net income	—	—	11,908	—	11,908	—	11,908
Cash distributions to noncontrolling interests	—	—	—	—	—	(129)	(129)
Compensation expense for stock option grants	—	212	—	—	212	—	212
Amortization of restricted stock awards	—	251	—	—	251	—	251
Common dividends declared ($0.36 per share)	—	—	(4,272)	—	(4,272)	—	(4,272)
Initial public offering of 3,590,065 shares of common stock, net of issuance costs	36	71,662	—	—	71,698		71,698
Issuance of common stock under employee benefit plans	—	145	—	—	145	—	145
Other comprehensive income	—	—	—	3,446	3,446	—	3,446
Balances, June 30, 2016	$154	$208,092	$98,547	$9,475	$316,268	$47	$316,315

Balances, December 31, 2014	$117	$134,423	$74,279	$10,637	$219,456	$473	$219,929
Net income	—	—	13,184	—	13,184	76	13,260
Cash distributions to noncontrolling interests	—	—	—	—	—	(345)	(345)
Compensation expense for stock option grants	—	68	—	—	68	—	68
Amortization of restricted stock awards	—	338	—	—	338	—	338
Common dividends declared ($0.32 per share)	—	—	(3,786)	—	(3,786)	—	(3,786)
Issuance of common stock under employee benefit plans	1	380	—	—	381	—	381
Other comprehensive loss	—	—	—	(1,270)	(1,270)	—	(1,270)
Balances, June 30, 2015	$118	$135,209	$83,677	$9,367	$228,371	$204	$228,575

See accompanying notes to consolidated financial statements.

Midland States Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,908	$13,260
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,754	3,376
Depreciation on premises and equipment	2,542	2,500
Amortization of intangible assets	1,099	1,265
FDIC loss-sharing expense	1,661	297
Amortization of restricted stock awards	251	338
Compensation expense for stock option grants	212	68
Increase in cash surrender value of life insurance	(936)	(559)
Investment securities amortization, net	531	577
Other-than-temporary impairment on investment securities	824	162
Gain on sales of investment securities, net	(276)	(159)
Gain on sales of other real estate owned	(79)	(325)
Write-down of other real estate owned	215	49
Origination of loans held for sale	(492,995)	(507,657)
Proceeds from sales of loans held for sale	456,368	539,533
Gain on loans sold and held for sale	(20,294)	(19,992)
Amortization of mortgage servicing rights	2,733	2,514
Impairment (recapture) on mortgage servicing rights	5,020	(119)
Net change in operating assets and liabilities:
Accrued interest receivable	(663)	(62)
Accrued interest payable	74	(161)
Accrued income taxes receivable	5,208	1,439
Other assets	1,434	(4,485)
Other liabilities	(1,825)	(14,667)
Net cash (used in) provided by operating activities	(25,234)	17,192
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(44,029)	(29,349)
Sales	30,326	57,950
Maturities and payments	16,409	15,298
Investment securities held to maturity:
Purchases	(2,190)	(402)
Maturities	4,723	7,160
Net increase in loans	(170,595)	(112,079)
Purchases of premises and equipment	(1,556)	(3,498)
Purchase of bank-owned life insurance	(20,000)	(20,000)
Purchases of nonmarketable equity securities	(2,003)	(4,411)
Sales of nonmarketable equity securities	90	1,918
Proceeds from sales of other real estate owned	3,628	3,114
Net cash paid in acquisitions	—	(20,053)
Net cash used in investing activities	(185,197)	(104,352)
Cash flows from financing activities:
Net (decrease) increase in deposits	(13,096)	85,277
Net increase (decrease) in short-term borrowings	17,476	(12,400)
Proceeds from FHLB borrowings	495,000	47,500
Payments made on FHLB borrowings	(437,500)	(57,500)
Payments made on other borrowings	—	(14,085)
Proceeds from issuance of subordinated debt, net of issuance costs	—	54,445
Payments made on subordinated debt	(8,000)	—
Cash dividends paid on common stock	(4,272)	(3,786)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	71,698	—
Proceeds from issuance of common stock under employee benefit plans	145	381
Cash distributions to noncontrolling interests	(129)	(345)
Net cash provided by financing activities	121,322	99,487
Net (decrease) increase in cash and cash equivalents	(89,109)	12,327
Cash and cash equivalents:
Beginning of year	$212,475	$159,903
End of year	$123,366	$172,230
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$7,979	$5,690
Income tax paid	157	4,673
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$2,153	$681

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Business Description

Midland States Bancorp, Inc. (“the Company”, “we”, “our”, or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Our 135-year old banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides traditional community banking and other complementary financial services, including lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities and operate a commercial equipment leasing business on a nationwide basis.

Since late 2007, we have grown organically and through a series of nine acquisitions. Most recently, we acquired Love Savings Holding Company (“LSHC”) in December 2014, which greatly expanded our commercial and retail banking services in the St. Louis metropolitan area, added a branch and three mortgage offices in Colorado, and provided us the opportunity to enter complementary lending and leasing business lines.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; merchant services; and, from time to time, gains on sales of assets. With the acquisition of LSHC, we have expanded our income sources to include a greater emphasis on residential mortgage loan origination and servicing, Love Funding Corporation’s (“Love Funding”) commercial Federal Housing Administration (“FHA”) loan origination and servicing, and Heartland Business Credit Corporation’s (“Business Credit”) interest income on indirect financing leases. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Initial Public Offering

On May 24, 2016, we completed our initial public offering and received gross proceeds of $67.0 million for the 3,044,252 shares of common stock sold by us in the offering. On June 6, 2016, we received additional gross proceeds of $12.0 million for the 545,813 shares of common stock sold when the underwriters for the initial public offering fully exercised their option to purchase additional shares of common stock. After deducting underwriting discounts and offering expenses, we received total net proceeds of $71.7 million from the initial public offering.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto as of and for the years ended December 31, 2015, 2014 and 2013, included in our registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit with the Bank, are not assets of the Company and, accordingly, are not included in the accompanying unaudited consolidated financial statements.

The Company operates through its wholly owned subsidiary bank, Midland States Bank, headquartered in Effingham, Illinois. The Bank operates through its branch banking offices and subsidiaries: Love Funding, Business Credit, and Heartland Premier LLC (“Premier”). All of the subsidiaries are wholly owned as of June 30, 2016, except for Premier, which was formed as a joint venture mortgage origination operation, of which the Bank owns 51% and acts as a manager. Heartland Preferred Mortgage Company LLC (“Preferred”), formerly a subsidiary of the Bank, was a joint venture mortgage origination operation, of which the Bank owned 51% and acted as a manager. Preferred was dissolved

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

on May 27, 2016.  Premier and Preferred are included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of shareholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss attributable to the noncontrolling ownership interest is reported as “net income attributable to noncontrolling interest in subsidiaries” in the consolidated statements of income.

Use of Estimates

In preparing the consolidated financial statements, we are required to make estimates and assumptions, which significantly affect the amounts reported in the consolidated financial statements. Significant estimates that are particularly susceptible to change include the fair value of investment securities, the determination of the allowance for loan losses, estimated fair values of purchased loans, valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the carrying value of mortgage servicing rights. While Company management uses its best judgment, actual results may differ from those estimates. Current economic and market conditions significantly affect the judgments.

Summary of Significant Accounting Policies

The accompanying consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our consolidated financial statements as of and for the periods ended December 31, 2015, 2014 and 2013, included in our registration statement on Form S-1 field with the SEC. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations and cash flows. The results of operations for acquired companies are included from the dates of acquisition. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Impact of New Financial Accounting Standards

FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification (“ASC”). The ASU requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to receive in exchange for those goods or services. The ASU identifies specific steps that entities should apply to achieve this principle. The new guidance was originally effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

FASB ASU 2016-02, “Leases (Topic 842)” - In February 2016, the FASB issued ASU No. 2016-02, “Leases  (Topic 842).” This update revises the model to assess how a lease should be classified and provides guidance for lessees and lessors, when presenting right-of-use assets and lease liabilities on the balance sheet. The update is effective for the Company for the year ending December 31, 2019, although the Company may elect to adopt guidance earlier. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” – In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. The ASU requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” - In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for any organization in any interim period or fiscal year. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” –  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments clarify the following two aspects of Topic 606: identifying performance obligations, and the licensing implementation guidance. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments in this update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. Topic 606 includes two criteria for assessing whether promises to transfer goods or services are distinct. One of those criteria is that the promises are separately identifiable. This update will improve the guidance on assessing that criterion. Topic 606 also includes implementation guidance on determining whether as entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. The amendments in this update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update to is improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better understand their credit loss estimates. For public companies that are SEC filers, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

Note 3 – Acquisitions

On December 31, 2014, the Company completed its acquisition of LSHC. At closing, LSHC primarily consisted of Heartland Bank, its wholly owned subsidiaries Love Funding and Business Credit, and $40.0 million of trust preferred debentures. Heartland Bank provided commercial and retail banking services in the St. Louis metropolitan area, its primary market, through the operation of 10 full-service banking offices, a full-service cyber office, three limited service loan production offices, and a retirement center office in Missouri, and one branch office in Colorado.  Love Funding is an approved FHA insured lender and Government National Mortgage Association issuer engaged in

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

commercial mortgage origination and servicing, and Business Credit provides custom leasing and financing programs to equipment and software vendors.

The Company acquired LSHC for $67.3 million, which consisted of 2,224,091 shares of common stock, $20.1 million in cash and an accrual in other liabilities of $530,000 for the fair value of additional consideration based on the earnings of Love Funding over a two year period after acquisition date. The additional consideration is defined as the amount, if any, by which 50% of Love Funding’s adjusted net income (for the two year period ending December 31, 2016) exceeds $9.1 million, multiplied by an earn-out multiple.  The contingent consideration amount is capped at $12.0 million and any payment will be made through issuance of the Company’s common stock.

The acquired identifiable assets included the establishment of a $3.4 million core deposit intangible, which is being amortized on an accelerated basis over 10 years.  The Company also recognized $0.5 million for the fair value of noncontrolling interests associated with two mortgage origination joint ventures owned 51% by Heartland Bank.

Pending Acquisition at June 30, 2016

On February 23, 2016, the Bank and Sterling National Bank of Yonkers, New York (“Sterling”) entered into a Trust Company Agreement and Plan of Merger (“Merger Agreement”), pursuant to which the Bank will acquire approximately $400.0 million in wealth management assets from Sterling. Under the terms of the Merger Agreement, the Bank will pay Sterling approximately $4.8 million in cash, with an expected closing date in the third quarter of 2016.  The transaction is subject to regulatory approval and other customary closing conditions.

Note 4 – Investment Securities Available for Sale

Investment securities classified as available for sale as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$35,501	$34	$—	$35,535
Government sponsored entity debt securities	9,150	217	—	9,367
Agency mortgage-backed securities	61,840	1,154	16	62,978
Non-agency mortgage-backed securities	2	—	—	2
Covered non-agency mortgage-backed securities (1)	60,130	14,435	435	74,130
State and municipal securities	21,289	379	10	21,658
Corporate securities	35,162	144	195	35,111
Total	$223,074	$16,363	$656	$238,781

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the Federal Deposit Insurance Corporation (the “FDIC”) in connection with our 2009 acquisition. The loss-sharing agreement had a seven year term with respect to losses that expired on July 1, 2016. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$48,483	$1	$182	$48,302
Government sponsored entity debt securities	9,404	58	8	9,454
Agency mortgage-backed securities	66,902	835	210	67,527
Non-agency mortgage-backed securities	2	—	—	2
Covered non-agency mortgage-backed securities (1)	66,397	10,886	1,304	75,979
State and municipal securities	15,441	77	24	15,494
Corporate securities	20,036	28	195	19,869
Total	$226,665	$11,885	$1,923	$236,627

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the FDIC in connection with our 2009 acquisition. The loss-sharing agreement had a seven year term with respect to losses that expired on July 1, 2016. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Market valuations for our investment securities classified as available for sale are provided by independent third parties. The fair values are determined using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. The market valuation sources include observable market inputs for the majority of our securities and are therefore considered Level 2 inputs for the purpose of determining fair values. The fair values for U.S. Treasury securities are determined using quoted market prices and are considered Level 1.

Unrealized losses and fair values for investment securities available for sale as of June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government sponsored entity debt securities	—	—	—	—	—	—
Agency mortgage-backed securities	9,764	16	—	—	9,764	16
Covered non-agency mortgage-backed securities	2,792	52	5,147	383	7,939	435
State and municipal securities	1,892	10	—	—	1,892	10
Corporate securities	12,111	183	2,940	12	15,051	195
Total	$26,559	$261	$8,087	$395	$34,646	$656

	December 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$42,301	$182	$—	$—	$42,301	$182
Government sponsored entity debt securities	4,229	8	—	—	4,229	8
Agency mortgage-backed securities	19,404	167	1,932	43	21,336	210
Covered non-agency mortgage-backed securities	14,149	1,114	1,431	190	15,580	1,304
State and municipal securities	4,959	20	812	4	5,771	24
Corporate securities	11,245	172	813	23	12,058	195
Total	$96,287	$1,663	$4,988	$260	$101,275	$1,923

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and continued financial market stress, and unrealized losses are considered to be temporary.

We evaluate securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, we consider the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; projected cash flows on non-agency mortgage-backed securities; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

At June 30, 2016 and December 31, 2015, 26 and 54 available-for-sale securities, respectively, had unrealized losses with aggregate depreciation of 1.86%, for both periods, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for a period of time sufficient for a recovery in value, no declines are deemed to be other-than-temporary.

During the three months ended June 30, 2016, there was no OTTI recognized. During the six months ended June 30, 2016, the Company determined that three covered non-agency mortgage-backed securities had OTTI of $824,000, primarily resulting from changes in expected cash flows. These amounts were recognized as losses in the consolidated statements of income.

During the three months ended June 30, 2015, there was no OTTI recognized. During the six months ended June 30, 2015, the Company determined that one covered non-agency mortgage-backed security had OTTI of $162,000,

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

primarily resulting from changes in expected cash flows.  These amounts were recognized as losses in the consolidated statements of income.

The following is a summary of the amortized cost and fair value of available-for-sale investment securities, by maturity, at June 30, 2016 (in thousands). The maturities of agency, non-agency and covered non-agency mortgage-backed securities are based on expected maturities.  Expected maturities may differ from contractual maturities in mortgage‑backed securities because the mortgages underlying the securities may be prepaid without any penalties. The maturities of all other available-for-sale investment securities are based on final contractual maturity.

	Amortized	Fair
	cost	value
Within one year	$29,151	$29,114
After one year through five years	114,456	123,371
After five years through ten years	59,205	62,401
After ten years	20,262	23,895
Subtotal	$223,074	$238,781

Gross realized gains from the sale of securities available for sale were $72,000 and $276,000 for the three and six months ended June 30, 2016, respectively. There were no gross realized losses for the three or six months ended June 30, 2016.

Gross realized gains from the sale of securities available for sale were $334,000 for the six months ended June 30, 2015. Gross realized losses were $175,000 for the six months ended June 30, 2015. There were no gross realized gains or losses for the three months ended June 30, 2015.

Note 5 – Investment Securities Held to Maturity

Investment securities classified as held to maturity as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$84,756	$6,557	$66	$91,247

December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$87,521	$5,364	$69	$92,816

Market valuations for our investment securities held to maturity are provided by independent third parties. The fair values are determined using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. The market valuation sources provide the significant observable market inputs for these securities and are therefore considered Level 2 inputs for the purpose of determining fair values.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Unrealized losses and fair value for investment securities held to maturity as of June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

June 30, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$564	$2	$3,322	$64	$3,886	$66

December 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$3,573	$24	$2,743	$45	$6,316	$69

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and continued financial market stress and unrealized losses are considered to be temporary.

We evaluate securities for OTTI on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, we consider the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

At June 30, 2016 and December 31, 2015, 16 and 25 held-to-maturity securities, respectively, had unrealized losses with aggregate depreciation of 1.67% and 1.08%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider who issued the securities and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of held-to-maturity securities as of June 30, 2016, by contractual maturity, are as follows (in thousands):

	Amortized	Fair
	cost	value
Within one year	$1,741	$1,749
After one year through five years	17,400	18,204
After five years through ten years	42,180	45,945
After ten years	23,435	25,349
Total	$84,756	$91,247

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 – Loans

The following table presents total loans outstanding by portfolio, which includes Purchased Credit-Impaired (“PCI”) loans. A summary of loans as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Commercial loan portfolio:
Commercial	$489,228	$499,573
Commercial real estate	929,399	876,784
Construction and land development	181,667	150,266
Total commercial loans	1,600,294	1,526,623
Residential real estate	179,184	163,224
Consumer	205,060	161,512
Lease financing	176,503	144,230
Total loans	$2,161,041	$1,995,589

Total loans include net deferred loan fees of $4.5 million and $5.8 million at June 30, 2016 and December 31, 2015, respectively, and unearned discounts of $19.4 million and $15.7 million within its lease financing portfolio at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, the Company had commercial and residential loans held for sale totaling $101.8 million and $54.4 million, respectively.  During the three and six months ended June 30, 2016, the Company sold commercial and residential real estate loans with proceeds totaling $250.8 million and $456.4 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $282.8 million and $539.5 million for the comparable periods in 2015, respectively.

The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment, although the Company may also secure commercial loans with real estate.

Commercial real estate—Loans secured by real estate occupied by the borrower for ongoing operations, including loans to borrowers engaged in agricultural production, and non-owner occupied real estate leased to one or more tenants, including commercial office, industrial, special purpose, retail and multi-family residential real estate loans.

Construction and land development—Secured loans for the construction of business properties. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period. Secured development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date.  Interest reserves are generally established on real estate construction loans.

Residential real estate—Loans secured by residential properties generally with fixed interest rates of 15 years or less. The loan-to-value ratio at the time of origination is generally 80% or less. This category also includes loans whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer—Loans to consumers primarily for the purpose of home improvements, acquiring automobiles, recreational vehicles and boats. These loans consist of relatively small amounts that are spread across many individual borrowers.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Lease financing—Indirect financing leases to varying types of businesses for purchases of business equipment. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years.

Commercial, commercial real estate, construction and land development loans are referred to as the Company’s commercial loan portfolio, while residential real estate and consumer loans are referred to as the Company’s other loan portfolio.

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $23.2 million and $39.2 million at June 30, 2016 and December 31, 2015, respectively. During the three and six months ended June 30, 2016, there were $4.6 million and $10.2 million, respectively, of new loans and other additions, while repayments and other reductions totaled $21.3 million and $26.3 million, respectively.

Credit Quality Monitoring

The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four main regions, which include eastern, northern and southern Illinois and the St. Louis metropolitan area. Our equipment leasing business, based in Denver, provides financing to business customers across the country.

The Company has a loan approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Company’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. All loan authority is based on the aggregate credit to a borrower and its related entities.

The Company’s consumer loan portfolio is primarily comprised of both secured and unsecured loans that are relatively small and are evaluated at origination on a centralized basis against standardized underwriting criteria. The ongoing measurement of credit quality of the consumer loan portfolio is largely done on an exception basis. If payments are made on schedule, as agreed, then no further monitoring is performed. However, if delinquency occurs, the delinquent loans are turned over to the Company’s Consumer Collections Group for resolution. Credit quality for the entire consumer loan portfolio is measured by the periodic delinquency rate, nonaccrual amounts and actual losses incurred.

Loans in the commercial loan portfolio tend to be larger and more complex than those in the consumer loan portfolio, and therefore, are subject to more intensive monitoring. All loans in the commercial loan portfolio have an assigned relationship manager, and most borrowers provide periodic financial and operating information that allows the relationship managers to stay abreast of credit quality during the life of the loans. The risk ratings of loans in the commercial loan portfolio are reassessed at least annually, with loans below an acceptable risk rating reassessed more frequently and reviewed by various individuals within the Company at least quarterly.

The Company maintains a centralized independent loan review function that monitors the approval process and on-going asset quality of the loan portfolio, including the accuracy of loan grades. The Company also maintains an independent appraisal review function that participates in the review of all appraisals obtained by the Company.

Credit Quality Indicators

The Company uses a ten grade risk rating system to monitor the ongoing credit quality of its commercial loan portfolio. These loan grades rank the credit quality of a borrower by measuring liquidity, debt capacity, and coverage and payment behavior as shown in the borrower’s financial statements. The risk grades also measure the quality of the borrower’s management and the repayment support offered by any guarantors.

The Company considers all loans graded 1 – 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered “watch credits” and the

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 – 10 are considered problematic and require special care. Further, loans with Risk Grades of 7 – 10 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company’s special assets group. Loans not graded are small loans that are monitored by aging status and payment activity.

The following table presents the recorded investment of commercial loans (excluding PCI loans) by risk category as of June 30, 2016 (in thousands):

		Commercial	Construction and
	Commercial	Real Estate	Land Development	Total
Acceptable credit quality	$462,764	$883,761	$167,213	$1,513,738
Special mention	7,258	8,244	—	15,502
Substandard	14,206	20,761	450	35,417
Substandard – nonaccrual	1,174	6,929	—	8,103
Doubtful	—	—	—	—
Not graded	409	1,811	3,968	6,188
Total (excluding PCI)	$485,811	$921,506	$171,631	$1,578,948

The Company evaluates the credit quality of its other loans based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loans (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of June 30, 2016 (in thousands):

	Residential		Lease
	Real Estate	Consumer	Financing	Total
Performing	$167,846	$204,729	$175,523	$548,098
Impaired	4,331	42	980	5,353
Total (excluding PCI)	$172,177	$204,771	$176,503	$553,451

The following table presents the recorded investment of commercial loans (excluding PCI loans) by risk category as of December 31, 2015 (in thousands):

		Commercial	Construction and
	Commercial	Real Estate	Land Development	Total
Acceptable credit quality	$467,355	$821,314	$136,288	$1,424,957
Special mention	16,589	23,737	540	40,866
Substandard	3,448	8,103	—	11,551
Substandard-nonaccrual	5,702	8,844	—	14,546
Doubtful	—	—	—	—
Not graded	351	746	3,379	4,476
Total (excluding PCI)	$493,445	$862,744	$140,207	$1,496,396

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the recorded investment of our other loans (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of December 31, 2015 (in thousands):

	Residential		Lease
	Real Estate	Consumer	Financing	Total
Performing	$151,111	$161,169	$143,832	$456,112
Impaired	4,155	51	398	4,604
Total (excluding PCI)	$155,266	$161,220	$144,230	$460,716

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at June 30, 2016 and December 31, 2015 do not include $28.6 million and $38.5 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30,	December 31,
	2016	2015
Nonaccrual loans:
Commercial	$1,174	$5,702
Commercial real estate	6,929	8,844
Construction and land development	—	—
Residential real estate	3,926	3,516
Consumer	25	2
Lease financing	980	398
Total nonaccrual loans	13,034	18,462
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	—	865
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	—	228
Consumer	17	49
Lease financing	—	—
Total accruing loans contractually past due 90 days or more as to interest or principal payments	17	1,142
Loans modified under troubled debt restructurings:
Commercial	687	3
Commercial real estate	4,221	4,873
Construction and land development	66	—
Residential real estate	405	411
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings	5,379	5,287
Total impaired loans (excluding PCI)	$18,430	$24,891

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2016 and 2015 while the loans were in nonaccrual status. Additional interest income that would have been recorded on these loans had they been current in accordance with their original terms was $150,000 and $265,000 for the three and six months ended June 30, 2016, respectively, and $471,000 and $827,000 for the comparable periods in 2015, respectively. The Company recognized interest income on loans modified under troubled debt restructurings‑commercial and commercial real estate of $63,000 and $109,000 for the three and six months ended June 30, 2016, respectively, and $153,000 and $212,000 for the comparable periods in 2015, respectively.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents impaired loans (excluding PCI loans) by portfolio which are individually evaluated as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016			December 31, 2015
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$1,861	$4,980	$671	$5,789	$8,760	$1,797
Commercial real estate	1,622	1,745	126	9,197	9,489	514
Construction and land development	66	92	6	—	26	—
Residential real estate	3,662	4,386	875	3,206	3,798	626
Consumer	42	43	5	51	52	7
Lease financing	811	980	101	398	398	50
Total impaired loans with a valuation allowance	8,064	12,226	1,784	18,641	22,523	2,994
Impaired loans with no related valuation allowance:
Commercial	—	—	—	781	781	—
Commercial real estate	9,528	11,085	—	4,520	5,840	—
Construction and land development	—	—	—	—	—	—
Residential real estate	669	687	—	949	989	—
Consumer	—	—	—	—	—	—
Lease financing	169	—	—	—	—	—
Total impaired loans with no related valuation allowance	10,366	11,772	—	6,250	7,610	—
Total impaired loans:
Commercial	1,861	4,980	671	6,570	9,541	1,797
Commercial real estate	11,150	12,830	126	13,717	15,329	514
Construction and land development	66	92	6	—	26	—
Residential real estate	4,331	5,073	875	4,155	4,787	626
Consumer	42	43	5	51	52	7
Lease financing	980	980	101	398	398	50
Total impaired loans (excluding PCI)	$18,430	$23,998	$1,784	$24,891	$30,133	$2,994

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance was $5.6 million and $5.2 million at June 30, 2016 and December 31, 2015, respectively.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended June 30, 2016 and 2015 are included in the table below (in thousands):

	Three Months Ended June 30,
	2016		2015
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$1,921	$—	$9,142	$2
Commercial real estate	1,675	61	9,645	151
Construction and land development	67	2	48	—
Residential real estate	3,704	8	1,967	9
Consumer	45	—	63	—
Lease financing	980	—	711	—
Total impaired loans with a valuation allowance	8,392	71	21,576	162
Impaired loans with no related valuation allowance:
Commercial	—	—	5,572	0
Commercial real estate	9,645	—	8,122	—
Construction and land development	—	—	—	—
Residential real estate	674	1	1,535	2
Consumer	—	—	3	0
Lease financing	—	—	—	—
Total impaired loans with no related valuation allowance	10,319	1	15,232	2
Total impaired loans:
Commercial	1,921	—	14,714	2
Commercial real estate	11,320	61	17,767	151
Construction and land development	67	2	48	—
Residential real estate	4,378	9	3,502	11
Consumer	45	—	66	0
Lease financing	980	—	711	—
Total impaired loans (excluding PCI)	$18,711	$72	$36,808	$164

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the six months ended June 30, 2016 and 2015 are included in the table below (in thousands):

	Six Months Ended June 30,
	2016		2015
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$4,315	$—	$9,222	$3
Commercial real estate	1,696	106	9,691	209
Construction and land development	67	3	48	—
Residential real estate	3,768	12	1,972	13
Consumer	45	—	63	—
Lease financing	980	—	711	—
Total impaired loans with a valuation allowance	10,871	121	21,707	225
Impaired loans with no related valuation allowance:
Commercial	—	—	5,531	0
Commercial real estate	9,716	—	8,216	—
Construction and land development	—	—	1,132	—
Residential real estate	679	1	1,554	3
Consumer	—	—	11	0
Lease financing	—	—	—	—
Total impaired loans with no related valuation allowance	10,395	1	16,444	3
Total impaired loans:
Commercial	4,315	—	14,753	3
Commercial real estate	11,412	106	17,907	209
Construction and land development	67	3	1,180	—
Residential real estate	4,447	13	3,526	16
Consumer	45	—	74	0
Lease financing	980	—	711	—
Total impaired loans (excluding PCI)	$21,266	$122	$38,151	$228

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of June 30, 2016 (in thousands):

			Accruing
			Loans
	31-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$2,827	$2,084	$—	$1,174	$6,085	$479,726	$485,811
Commercial real estate	2,693	—	—	6,929	9,622	911,884	921,506
Construction and land development	236	—	—	—	236	171,395	171,631
Residential real estate	943	333	—	3,926	5,202	166,975	172,177
Consumer	943	259	17	25	1,244	203,527	204,771
Lease financing	135	—	—	980	1,115	175,388	176,503
Total (excluding PCI)	$7,777	$2,676	$17	$13,034	$23,504	$2,108,895	$2,132,399

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of December 31, 2015 (in thousands):

			Accruing
			Loans
	31-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$1,911	$2,296	$865	$5,702	$10,774	$482,671	$493,445
Commercial real estate	288	1,989	—	8,844	11,121	851,623	862,744
Construction and land development	340	—	—	—	340	139,867	140,207
Residential real estate	1,983	438	228	3,516	6,165	149,101	155,266
Consumer	565	273	49	2	889	160,331	161,220
Lease financing	37	—	—	398	435	143,795	144,230
Total (excluding PCI)	$5,124	$4,996	$1,142	$18,462	$29,724	$1,927,388	$1,957,112

Troubled Debt Restructurings

A loan is categorized as a troubled debt restructuring (“TDR”) if a significant concession is granted to provide for a reduction of either interest or principal due to deterioration in the financial condition of the borrower.  TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loans, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt.  Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $175,000 and $109,000 as of June 30, 2016 and December 31, 2015, respectively. The Company had $140,000 of unfunded commitments in connection with TDRs at June 30, 2016. The Company had no unfunded commitments in connection with TDRs at December 31, 2015.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes.  The following table presents TDRs by loan portfolio (excluding PCI loans) as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$687	$36	$723	$3	$40	$43
Commercial real estate	4,221	5,134	9,355	4,873	5,332	10,205
Construction and land development	66	—	66	—	—	—
Residential real estate	405	344	749	411	383	794
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$5,379	$5,514	$10,893	$5,287	$5,755	$11,042

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2016 and the TDRs by loan portfolio that occurred within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2016 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended June 30, 2016:
Troubled debt restructurings:
Number of loans	3	1	—	—	—	—	4
Pre-modification outstanding balance	$685	$5	$—	$—	$—	$—	$690
Post-modification outstanding balance	685	5	—	—	—	—	690

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2016:
Troubled debt restructurings:
Number of loans	3	1	—	—	—	—	4
Pre-modification outstanding balance	$685	$5	$—	$—	$—	$—	$690
Post-modification outstanding balance	685	5	—	—	—	—	690

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2015 and the TDRs by loan portfolio that occurred within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2015 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended June 30, 2015:
Troubled debt restructurings:
Number of loans	—	—	—	—	—	—	—
Pre-modification outstanding balance	$—	$—	$—	$—	$—	$—	$—
Post-modification outstanding balance	—	—	—	—	—	—	—

Troubled debt restructurings that subsequently defaulted
Number of loans	—	1	—	—	—	—	1
Recorded balance	$—	$71	$—	$—	$—	$—	$71

For the six months ended June 30, 2015:
Troubled debt restructurings:
Number of loans	—	1	—	—	—	—	1
Pre-modification outstanding balance	$—	$2,809	$—	$—	$—	$—	$2,809
Post-modification outstanding balance	—	2,809	—	—	—	—	2,809

Troubled debt restructurings that subsequently defaulted
Number of loans	—	1	—	—	—	—	1
Recorded balance	$—	$71	$—	$—	$—	$—	$71

Allowance for Loan Losses

The Company’s loan portfolio is principally comprised of Commercial, Commercial Real Estate, Construction and Land Development, Residential Real Estate and Consumer loans and Lease Financing Receivables. The principal risks to each category of loans are as follows:

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Commercial – The principal risk of commercial loans is that these loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. As such, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy.

Commercial Real Estate – As with commercial loans, repayment of commercial real estate loans is often dependent on the borrowers’ ability to make repayment from the cash flow of the commercial venture. While commercial real estate loans are collateralized by the borrower’s underlying real estate, foreclosure on such assets may be more difficult than with other types of collateralized loans because of the possible effect the foreclosure would have on the borrower’s business, and property values may tend to be partially based upon the value of the business situated on the property.

Construction and Land Development – Construction and land development lending involves additional risks not generally present in other types of lending because funds are advanced upon the estimated future value of the project, which is uncertain prior to its completion and at the time the loan is made, and costs may exceed realizable values in declining real estate markets. Moreover, if the estimate of the value of the completed project proves to be overstated or market values or rental rates decline, the collateral may prove to be inadequate security for the repayment of the loan. Additional funds may also be required to complete the project, and the project may have to be held for an unspecified period of time before a disposition can occur.

Residential Real Estate – The principal risk to residential real estate lending is associated with residential loans not sold into the secondary market. In such cases, given the present state of the residential real estate market, the value of the underlying property may have deteriorated, perhaps rapidly, and the borrower may have little incentive to repay the loan or continue living in the property. Additionally, in areas with high vacancy rates, reselling the property without substantial loss may be difficult.

Consumer – The repayment of consumer loans is typically dependent on the borrower remaining employed through the life of the loan, as well as the possibility that the collateral underlying the loan may not be adequately maintained by the borrower.

Lease financing – Our indirect financing leases are primarily for business equipment leased to varying types of small businesses.  If the cash flow from business operations is reduced, the businesses ability to repay may become impaired.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Changes in the allowance for loan losses for the three months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,
	2016			2015
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$12,608	$1,963	$14,571	$11,493	$1,755	$13,248
Provision for loan losses	1,513	(884)	629	2,418	(39)	2,379
Loan charge-offs	(726)	—	(726)	(662)	(12)	(674)
Loan recoveries	234	44	278	1,215	38	1,253
Net loan charge-offs	(492)	44	(448)	553	26	579
Balance at end of period	$13,629	$1,123	$14,752	$14,464	$1,742	$16,206

Changes in the allowance for loan losses for the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended June 30,
	2016			2015
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$14,093	$1,895	$15,988	$10,503	$1,797	$12,300
Provision for loan losses	2,596	(842)	1,754	3,483	(107)	3,376
Loan charge-offs	(3,422)	—	(3,422)	(984)	(12)	(996)
Loan recoveries	362	70	432	1,462	64	1,526
Net loan charge-offs	(3,060)	70	(2,990)	478	52	530
Balance at end of period	$13,629	$1,123	$14,752	$14,464	$1,742	$16,206

During the three and six months ended June 30, 2016, the Company recorded $726,000 and $3.4 million, respectively, of Non-PCI loan charge-offs primarily due to a $1.6 million charge-off on a nonperforming commercial loan to one borrower and a $530,000 charge-off on nonperforming commercial loans related to a single credit relationship as a result of the deterioration in the borrower’s collateral position on the respective loans.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended June 30, 2016:
Beginning balance	$5,353	$4,883	$345	$2,325	$742	$923	$14,571
Provision for loan losses	746	(1,313)	216	404	118	458	629
Charge-offs	(2)	(108)	—	(201)	(69)	(346)	(726)
Recoveries	89	49	8	56	36	40	278
Ending balance	$6,186	$3,511	$569	$2,584	$827	$1,075	$14,752

Changes in allowance for loan losses for the three months ended June 30, 2015:
Beginning balance	$2,220	$7,928	$537	$1,939	$560	$64	$13,248
Provision for loan losses	2,349	(224)	(105)	160	99	100	2,379
Charge-offs	(101)	(178)	(11)	(257)	(57)	(70)	(674)
Recoveries	1,020	131	14	41	9	38	1,253
Ending balance	$5,488	$7,657	$435	$1,883	$611	$132	$16,206

Changes in allowance for loan losses for the six months ended June 30, 2016:
Beginning balance	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Provision for loan losses	1,403	(1,509)	117	666	153	924	1,754
Charge-offs	(2,262)	(247)	—	(301)	(134)	(478)	(3,422)
Recoveries	128	88	17	99	59	41	432
Ending balance	$6,186	$3,511	$569	$2,584	$827	$1,075	$14,752

Changes in allowance for loan losses for the six months ended June 30, 2015:
Beginning balance	$2,284	$6,925	$486	$2,038	$567	$—	$12,300
Provision for loan losses	2,220	781	(52)	123	104	200	3,376
Charge-offs	(101)	(295)	(16)	(347)	(127)	(110)	(996)
Recoveries	1,085	246	17	69	67	42	1,526
Ending balance	$5,488	$7,657	$435	$1,883	$611	$132	$16,206

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2016 and December 31, 2015 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
June 30, 2016:

Allowance for loan losses:
Loans individually evaluated for impairment	$663	$84	$6	$668	$—	$—	$1,421
Loans collectively evaluated for impairment	8	42	—	207	5	101	363
Non-impaired loans collectively evaluated for impairment	5,126	3,163	563	1,203	816	974	11,845
Loans acquired with deteriorated credit quality(1)	389	222	—	506	6	—	1,123
Total allowance for loan losses	$6,186	$3,511	$569	$2,584	$827	$1,075	$14,752
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$26	$10,815	$66	$2,671	$—	$169	$13,747
Impaired loans collectively evaluated for impairment	1,835	335	—	1,660	42	811	4,683
Non-impaired loans collectively evaluated for impairment	483,950	910,356	171,565	167,846	204,729	175,523	2,113,969
Loans acquired with deteriorated credit quality(1)	3,417	7,893	10,036	7,007	289	—	28,642
Total	$489,228	$929,399	$181,667	$179,184	$205,060	$176,503	$2,161,041

December 31, 2015:

Allowance for loan losses:
Loans individually evaluated for impairment	$1,765	$479	$—	$452	$—	$—	$2,696
Loans collectively evaluated for impairment	32	35	—	174	7	50	298
Non-impaired loans collectively evaluated for impairment	4,745	3,662	419	1,000	735	538	11,099
Loans acquired with deteriorated credit quality(1)	375	1,003	16	494	7	—	1,895
Total	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$6,316	$13,434	$—	$2,778	$—	$—	$22,528
Impaired loans collectively evaluated for impairment	254	283	—	1,377	51	398	2,363
Non-impaired loans collectively evaluated for impairment	486,875	849,027	140,207	151,111	161,169	143,832	1,932,221
Loans acquired with deteriorated credit quality(1)	6,128	14,040	10,059	7,958	292	—	38,477
Total	$499,573	$876,784	$150,266	$163,224	$161,512	$144,230	$1,995,589

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Changes in the accretable yield for PCI loans were as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$9,767	$15,253	$10,526	$16,198
Accretion	(4,216)	(2,003)	(5,257)	(2,977)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	—	—	—	67
Reclassification from non-accretable	1,178	233	1,460	195
Balance at end of period	$6,729	$13,483	$6,729	$13,483

The fair value of PCI loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.

The carrying amount of covered loans and non-covered loans as of June 30, 2016 and December 31, 2015 consisted of PCI loans and non-PCI loans as shown in the following table (in thousands):

	June 30, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Covered loans:(1)
Commercial	$—	$—	$—	$378	$1,067	$1,445
Commercial real estate	—	—	—	876	318	1,194
Construction and land development	—	—	—	—	—	—
Residential real estate	690	100	790	715	275	990
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total covered loans	690	100	790	1,969	1,660	3,629

Non-covered loans:
Commercial	485,811	3,417	489,228	493,067	5,061	498,128
Commercial real estate	921,506	7,893	929,399	861,868	13,722	875,590
Construction and land development	171,631	10,036	181,667	140,207	10,059	150,266
Residential real estate	171,487	6,907	178,394	154,551	7,683	162,234
Consumer	204,771	289	205,060	161,220	292	161,512
Lease financing	176,503	—	176,503	144,230	—	144,230
Total non-covered loans	2,131,709	28,542	2,160,251	1,955,143	36,817	1,991,960
Total loans	$2,132,399	$28,642	$2,161,041	$1,957,112	$38,477	$1,995,589

(1)	Covered loans include loans from our 2010 acquisition.

The outstanding customer balance for PCI loans totaled $37.2 million and $44.5 million as of June 30, 2016 and December 31, 2015, respectively.

Note 7 – Mortgage Servicing Rights

At June 30, 2016 and December 31, 2015, the Company serviced mortgage loans for others totaling $5.53 billion and $5.48 billion, respectively.  A summary of mortgage loans serviced for others as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30,	December 31,
	2016	2015
Commercial FHA mortgage loans	$3,709,412	$3,649,524
Residential mortgage loans	1,820,590	1,826,280
Total loans serviced for others	$5,530,002	$5,475,804

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Changes in our mortgage servicing rights were as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$68,298	$63,536	$67,218	$62,900
Servicing rights capitalized – commercial FHA mortgage loans	569	909	2,271	1,456
Servicing rights capitalized – residential mortgage loans	980	1,735	1,639	3,079
Amortization – commercial FHA mortgage loans	(582)	(552)	(1,149)	(1,156)
Amortization – residential mortgage loans	(870)	(707)	(1,584)	(1,358)
Balance at end of period	68,395	64,921	68,395	64,921
Valuation allowances:
Balance at beginning of period	2,812	954	567	119
Additions	2,983	—	5,228	835
Reductions	(208)	(954)	(208)	(954)
Balance at end of period	5,587	—	5,587	—
Mortgage servicing rights, net	$62,808	$64,921	$62,808	$64,921
Fair value:
At beginning of period	$65,486	$63,191	$66,700	$62,781
At end of period	$62,960	$66,442	$62,960	$66,442

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at June 30, 2016 and December 31, 2015. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
June 30, 2016:
Commercial FHA mortgage loans	0.12%	3.81%	30.6	8.40%	$1,000	10 - 13%
Residential mortgage loans	0.27%	3.94%	24.2	18.78%	$73.49	9 - 11%

December 31, 2015:
Commercial FHA mortgage loans	0.12%	3.85%	30.6	8.53%	$1,000	10 - 13%
Residential mortgage loans	0.27%	3.96%	24.4	11.22%	$73.66	9 - 11%

We recognize revenue from servicing residential and commercial FHA mortgages as earned based on the specific contractual terms. This revenue, along with amortization of and changes in impairment on servicing rights, is reported in residential mortgage banking revenue and commercial FHA revenue. Mortgage servicing rights do not trade in an active market with readily observable prices. The fair value of mortgage servicing rights and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured residential and commercial mortgages and conventional residential mortgages. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, cost to service, contractual servicing fee income, ancillary income, late fees, replacement reserves and other economic factors that are determined based on current market conditions.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8 – Intangible Assets

The Company’s intangible assets, consisting of core deposit and trust relationship intangibles, as of June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$20,542	$(15,360)	$5,182	$20,542	$(14,471)	$6,071
Customer relationship intangibles	3,141	(2,418)	723	3,141	(2,208)	933
Total intangible assets	$23,683	$(17,778)	$5,905	$23,683	$(16,679)	$7,004

Amortization of intangible assets was $519,000 and $1.1 million for the three and six months ended June 30, 2016, respectively, and $602,000 and $1.3 million for the comparable periods in 2015, respectively.

Note 9 – Derivative Instruments

As part of the Company’s overall management of interest rate sensitivity, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including interest rate lock commitments, forward commitments to sell mortgage-backed securities and interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities

Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold.  Commitments to originate fixed-rate loans consist of commercial and residential real estate loans. The interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets or other liabilities in the consolidated balance sheets. Changes in the fair value of derivative financial instruments are recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at June 30, 2016 and December 31, 2015 (in thousands):

	Notional Amount		Fair Value Gain
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$476,671	$257,023	$12,174	$6,029

	Notional Amount		Fair Value Loss
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$550,947	$278,313	$451	$2

Net gains recognized on derivative instruments were $4.5 million and $5.7 million for the three and six months ended June 30, 2016, respectively. Net losses of $271,000 and net gains of $5.6 million were recognized on derivative instruments for the three and six months ended June 30, 2015, respectively. Net gains and losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Interest Rate Swap Agreements

In August 2011, the Company entered into an interest rate swap agreement to convert its variable rate trust preferred debentures to a fixed rate.  The agreement commenced on August 15, 2012 at a notional amount of $10.0

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

million and matures on October 15, 2016.  Under the agreement, the Company receives interest at a variable rate equal to 2.75% over the three-month LIBOR and pays interest at a fixed rate of 4.66%.  As of June 30, 2016 and December 31, 2015, the fair value of the agreement reflected losses of $65,000 and $126,000, respectively, which were included in other liabilities in the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Noninterest-bearing demand	$528,966	$543,401
Interest-bearing:
NOW	627,003	621,925
Money market	374,537	377,654
Savings	164,792	155,778
Time	659,254	668,890
Total deposits	$2,354,552	$2,367,648

Note 11 – Short-Term Borrowings

The following table presents the distribution of our short-term borrowings and related weighted average interest rates as of and for the six months ended June 30, 2016 and as of and for the year ended December 31, 2015 (in thousands):

	Repurchase Agreements
	June 30,	December 31,
	2016	2015
Outstanding at period-end	$125,014	$107,538
Average amount outstanding	117,702	123,447
Maximum amount outstanding at any month end	125,014	147,542
Weighted average interest rate:
During period	0.23%	0.19%
End of period	0.26%	0.21%

At June 30, 2016, the Bank had federal funds lines of credit totaling $68.0 million.  These lines of credit were unused at June 30, 2016.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  Investment securities with a carrying amount of $140.0 million and $113.4 million at June 30, 2016 and December 31, 2015, respectively, were pledged for securities sold under agreements to repurchase.

The Bank had lines of credit of $46.9 million and $62.1 million at June 30, 2016 and December 31, 2015, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $55.5 million and $76.7 million at June 30, 2016 and December 31, 2015, respectively. There were no outstanding advances at June 30, 2016 and December 31, 2015.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
FHLB advances – fixed rate, fixed term, at rates averaging 0.96% and 0.93%, respectively, at June 30, 2016 and December 31, 2015 – maturing through May 2023	$82,500	$40,000
FHLB advances – variable rate, fixed term, at 0.32% at June 30, 2016 – maturing July 2016	15,000	—
Obligations under capital leases – implicit interest rate of 1.70% – maturing through July 2018	88	178
Total FHLB advances and other borrowings	$97,588	$40,178

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial loans totaling approximately $1.10 billion and $987.4 million at June 30, 2016 and December 31, 2015, respectively.

Note 13 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Subordinated debt issued June 2013 – fixed interest rate of 8.25%, $8,000 maturing June 28, 2021	$—	$7,448
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	39,694	39,659
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,765	14,752
Total subordinated debt	$54,459	$61,859

In June 2015, the Company issued $55.3 million of subordinated debt in a private placement. The transaction was structured in two tranches: (1) $40.3 million, maturing on June 18, 2025 with a redemption option on or after June 18, 2020, with a fixed rate of interest of 6.00% for the first five years, payable semiannually in arrears beginning December 18, 2015, and a floating rate of interest equivalent to the three-month LIBOR plus 435 basis points thereafter, payable quarterly beginning on September 18, 2020; and (2) $15.0 million, maturing on June 18, 2025, with a fixed rate of interest of 6.50%, payable semiannually in arrears beginning December 18, 2015. The value of the subordinated debentures was reduced by $0.9 million with the recording of debt issuance costs associated with the issuance of the subordinated debentures, which are being amortized on a straight line basis through maturity of the subordinated notes.

On January 2, 2013, a third party committed to invest a total of $10.0 million in the Company in the form of $8.0 million of subordinated notes and $2.0 million of common stock.  On March 26, 2013, we issued 125,000 shares of common stock pursuant to the terms of the commitment.  In addition, 8.25% subordinated notes totaling $8.0 million were issued on June 28, 2013 with a maturity date of June 28, 2021.  An 8-year detachable warrant for the purchase of 125,000 shares at $16.00 per share of common stock of the Company was issued concurrently with the funding of the notes.  The detachable warrants became exercisable one year after issuance. The detachable warrants were valued at $0.6 million and recorded on a relative value basis separately in shareholders’ equity.  Correspondingly, the value of the subordinated notes was reduced by $0.6 million with the recording of a discount that the Company was amortizing using the interest method over the life of the subordinated notes. On June 28, 2016, the Company repaid the $8.0 million subordinated debt issued in June 2013 and recognized the remaining discount of $0.5 million in other noninterest expense in the consolidated statements of income.

The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 14 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015

Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 3.49% and 3.17% at June 30, 2016 and December 31, 2015, respectively – $3,000 maturing January 23, 2034	$1,964	$1,932
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 3.39% and 3.07% at June 30, 2016 and December 31, 2015, respectively – $10,000 maturing April 23, 2034	9,956	9,954
LSHC Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 2.40% and 2.26% at June 30, 2016 and December 31, 2015, respectively – $20,000 maturing December 31, 2036	13,070	13,001
LSHC Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 2.15% and 1.92% at June 30, 2016 and December 31, 2015, respectively – $20,000 maturing September 6, 2037	12,239	12,170
Total trust preferred debentures	$37,229	$37,057

Note 15 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock), convertible preferred stock and convertible subordinated debt. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$6,789	$6,653	$11,908	$13,184
Common shareholder dividends	(2,125)	(1,881)	(4,250)	(3,761)
Unvested restricted stock award dividends	(11)	(13)	(23)	(25)
Undistributed earnings to unvested restricted stock awards	(25)	(31)	(43)	(61)
Undistributed earnings to common shareholders	$4,628	$4,728	$7,592	$9,337
Basic
Distributed earnings to common shareholders	$2,125	$1,881	$4,250	$3,761
Undistributed earnings to common shareholders	4,628	4,728	7,592	9,337
Total common shareholders earnings, basic	$6,753	$6,609	$11,842	$13,098
Diluted
Distributed earnings to common shareholders	$2,125	$1,881	$4,250	$3,761
Undistributed earnings to common shareholders	4,628	4,728	7,592	9,337
Total common shareholders earnings	6,753	6,609	11,842	13,098
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	1	1	1	1
Total common shareholders earnings, diluted	$6,754	$6,610	$11,843	$13,099
Weighted average common shares outstanding, basic	13,358,289	11,899,919	12,657,552	11,893,069
Options and warrants	276,785	198,557	279,443	197,405
Weighted average common shares outstanding, diluted	13,635,074	12,098,476	12,936,995	12,090,474
Basic earnings per common share	$0.51	$0.56	$0.94	$1.10
Diluted earnings per common share	0.50	0.55	0.92	1.08

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 16 – Capital Requirements

Our primary source of cash is dividends received from the Bank. The Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulations and the FDIC as to the maximum amount of dividends the Bank can pay to us. As a practical matter, the Bank restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The regulators require the company to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance‑sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital and common equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).

In July 2013, the federal bank regulators approved final rules implementing the Basel Committee on Banking Supervision’s capital adequacy guidelines (the “Basel III Rule”), as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which were effective January 1, 2015. Under the Basel III Rule, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The Basel III Rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, which is 0.625% beginning January 1, 2016 and will increase by 0.625% each subsequent year until it reaches its final level of 2.5% on January 1, 2019.

The Basel III Rule minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier 1 common capital, 8.0% for Tier 1 capital, 10.0% for Total capital and 5.0% for Tier 1 leverage capital. These thresholds were effective January 1, 2015.

As of June 30, 2016, the Company and the Bank met all capital adequacy requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

At June 30, 2016 and December 31, 2015, the Company’s and the Bank’s actual and required capital ratios were as follows (in thousands, except for ratios):

	June 30, 2016
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$361,159	13.91%	$207,757	8.00%	N/A	N/A
Midland States Bank	309,150	11.89	208,085	8.00	$260,106	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	291,766	11.23	155,818	6.00	N/A	N/A
Midland States Bank	294,216	11.31	156,064	6.00	208,085	8.00
Common equity Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	239,996	9.24	116,863	4.50	N/A	N/A
Midland States Bank	294,216	11.31	117,048	4.50	169,069	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	291,766	9.77	119,469	4.00	N/A	N/A
Midland States Bank	294,216	9.85	119,431	4.00	149,288	5.00

	December 31, 2015
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$288,958	11.82%	$195,550	8.00%	N/A	N/A
Midland States Bank	270,436	11.06	195,702	8.00	$244,628	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	210,614	8.62	146,662	6.00	N/A	N/A
Midland States Bank	254,228	10.39	146,777	6.00	195,702	8.00
Common equity Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	158,969	6.50	109,997	4.50	N/A	N/A
Midland States Bank	254,228	10.39	110,082	4.50	159,008	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	210,614	7.49	112,500	4.00	N/A	N/A
Midland States Bank	254,228	9.01	112,827	4.00	141,034	5.00

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 17 – Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value including a three‑level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

•	Level 1: Unadjusted quoted prices for identical assets or liabilities traded in active markets.
•

Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, such as pricing non-agency mortgage backed securities.

Fair value is used on a recurring basis to account for securities available for sale and derivative instruments, and for financial assets for which the Company has elected the fair value option. For assets and liabilities measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles and other long-lived assets.

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of June 30, 2016 and December 31, 2015 are summarized below (in thousands):

	June 30, 2016
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$35,535	$35,535	$—	$—
Government sponsored entity debt securities	9,367	—	9,367	—
Agency mortgage-backed securities	62,978	—	62,978	—
Non-agency mortgage-backed securities	2	—	—	2
Covered non-agency mortgage-backed securities	74,130	—	74,130	—
State and municipal securities	21,658	—	21,658	—
Corporate securities	35,111	—	25,346	9,765
Loans held for sale	101,782	—	101,782	—
Interest rate lock commitments	12,174	—	12,174	—
Total	$352,737	$35,535	$307,435	$9,767
Liabilities
Interest rate swap agreement	$65	$—	$65	$—
Forward commitments to sell mortgage-backed securities	451	—	451	—
Total	$516	$—	$516	$—
Assets measured at fair value on a non-recurring basis:
Impaired loans	$5,373	$—	$2,937	$2,436
Other real estate owned	851	—	851	—

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2015
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level) 3
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$48,302	$48,302	$—	$—
Government sponsored entity debt securities	9,454	—	9,454	—
Agency mortgage-backed securities	67,527	—	67,527	—
Non-agency mortgage-backed securities	2	—	2	—
Covered non-agency mortgage-backed securities	75,979	—	75,979	—
State and municipal securities	15,494	—	15,494	—
Corporate securities	19,869	—	19,869	—
Loans held for sale	54,413	—	54,413	—
Interest rate lock commitments	6,029	—	6,029	—
Total	$297,069	$48,302	$248,767	$—
Liabilities
Interest rate swap agreement	$126	$—	$126	$—
Forward commitments to sell mortgage-backed securities	2	—	2	—
Contingent consideration	350	—	—	350
Total	$478	$—	$128	$350
Assets measured at fair value on a non-recurring basis:
Impaired loans	$16,667	$—	$8,821	$7,846
Other real estate owned	535	—	535	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Impaired loans	$84	$465	$3,031	$465
Other real estate owned	215	49	215	49
Total loss on assets measured on a nonrecurring basis	$299	$514	$3,246	$514

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 (in thousands):

			Non-Agency
	Corporate		Mortgage-Backed
	Securities		Securities
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016		2016
Balance, beginning of period	$6,736	$—	$2	$—
Transferred from Level 2	—	6,749	—	2
Purchases of investment securities recognized as Level 3	3,000	3,000	—	—
Total realized in earnings(1)	85	158	—	—
Total unrealized in other comprehensive income	20	(2)	—	—
Net settlements (principal and interest)	(76)	(140)	—	—
Balance, end of period	$9,765	$9,765	$2	$2

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for both the three and six months ended June 30, 2015 (in thousands):

Covered Non-Agency
Mortgage-Backed
Securities
Balance, beginning of period	$56,437
Total realized in earnings(1)	1,487
Transferred to Level 2	(55,910)
Net settlements (principal and interest)	(2,014)
Balance, end of period	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
			assets	inputs	inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$122,615	$122,615	$122,615	$—	$—
Federal funds sold	751	751	751	—	—
Investment securities available for sale	238,781	238,781	35,535	193,479	9,767
Investment securities held to maturity	84,756	91,247	—	91,247	—
Nonmarketable equity securities	17,385	17,385	—	17,385	—
Loans, net	2,146,289	2,156,434	—	—	2,156,434
Loans held for sale	101,782	101,782	—	101,782	—
Accrued interest receivable	8,360	8,360	—	8,360	—
Interest rate lock commitments	12,174	12,174	—	12,174	—
Liabilities
Deposits	$2,354,552	$2,359,026	$—	$2,359,026	$—
Short-term borrowings	125,014	125,014	—	125,014	—
FHLB and other borrowings	97,588	98,187	—	98,187	—
Subordinated debt	54,459	50,319	—	50,319	—
Trust preferred debentures	37,229	31,554	—	31,554	—
Accrued interest payable	1,053	1,053	—	1,053	—
Forward commitments to sell mortgage-backed securities	451	451	—	451	—
Interest rate swap agreement	65	65	—	65	—

	December 31, 2015
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
			assets	inputs	inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$211,976	$211,976	$211,976	$—	$—
Federal funds sold	499	499	499	—	—
Investment securities available for sale	236,627	236,627	48,302	188,325	—
Investment securities held to maturity	87,521	92,816	—	92,816	—
Nonmarketable equity securities	15,472	15,472	—	15,472	—
Loans, net	1,979,601	1,992,745	—	—	1,992,745
Loans held for sale	54,413	54,413	—	54,413	—
Accrued interest receivable	7,697	7,697	—	7,697	—
Interest rate lock commitments	6,029	6,029	—	6,029	—
Liabilities
Deposits	$2,367,648	$2,371,397	$—	$2,371,397	$—
Short-term borrowings	107,538	107,538	—	107,538	—
FHLB and other borrowings	40,178	40,054	—	40,054	—
Subordinated debt	61,859	58,198	—	58,198	—
Trust preferred debentures	37,057	33,537	—	33,537	—
Accrued interest payable	979	979	—	979	—
Forward commitments to sell mortgage-backed securities	2	2	—	2	—
Interest rate swap agreement	126	126	—	126	—

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825):

Cash and due from banks and Federal funds sold.  The carrying amounts are assumed to be the fair value because of the liquidity of these instruments.

Investment securities available for sale.  Securities available for sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated balance sheets.

For securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). In determining the fair value of available-for-sale securities categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The broker‑dealer uses observable market information to value our fixed income securities, with the primary source being a nationally recognized pricing service. The fair value of the municipal securities is based on a proprietary model maintained by the broker‑dealer. We review all of the broker‑dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

For securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During the six months ended June 30, 2016, $6.7 million of corporate securities and $2,000 of non-agency mortgage backed securities were transferred from Level 2 to Level 3 because observable market inputs were not available and the securities were not actively traded; therefore, the fair value was determined through consensus pricing and discounted cash flow models.

Corporate securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. The significant unobservable input used in the fair value measurement of Level 3 corporate securities is net market price (range of -2.5% to 2.5%; weighted average of 1.5%.) Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Net market price generally increases when market interest rates decline and declines when market interest rates increase.

The fair value of non-agency mortgage backed securities classified as Level 3 is determined utilizing a discounted cash flow model. Significant unobservable inputs include discount rate (range of 4.0% - 15.0%; weighted average of 6.5%), cumulative prepayment rate (range of 0.0% - 100.0%; weighted average of 9.5%), cumulative default (range of 1.5% - 100%; weighted average of 11.0%), and loss given default (range of 85% - 100%; weighted average of 96.5%.) In general, prepayment rates increase when market rates decline and increase as market rates rise.  Typically, higher prepayment rates result in lower fair values. Credit loss estimates are driven by the borrower’s ability to pay their loans and the value of underlying collateral. These metrics typically increase when macroeconomic conditions worsen. Generally, discount rates increase with market interest rates and credit and liquidity risks increase.  Higher discount rates and credit spreads typically result in lower fair market values.

During the six months ended June 30, 2015, $55.9 million of covered non-agency mortgage-backed securities were transferred from Level 3 to Level 2 because a more liquid market for these securities had developed and prices supported by observable market inputs had become available.

During the three months ended June 30, 2016 and 2015, there was no OTTI recognized on investment securities available for sale. During the six months ended June 30,2016 and 2015, we recorded $824,000 and $162,000, respectively, of OTTI, net of applicable loss-share reimbursements, on non-agency mortgage‑backed securities covered by FDIC loss-sharing agreements.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Investment securities held to maturity.  Held-to-maturity securities are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts.

For securities held to maturity where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). In determining the fair value of held-to-maturity securities categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The fair value of the municipal securities is based on a proprietary model maintained by the broker‑dealer. We review all of the broker‑dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Nonmarketable equity securities.  The carrying amounts approximate their fair values.

Loans (excluding covered loans).  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans have to be sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimated market discount rates used for performing fixed rate loans are the Company’s current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans. The method of estimating fair value does not incorporate the exit‑price concept of fair value prescribed by ASC Topic 820.

Non-covered impaired loans.  Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. The loan balances shown in the above tables represent nonaccrual and restructured loans for which impairment was recognized during the three and six months ended June 30, 2016 and 2015. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during those same years.

Covered loans.  Covered loans were measured at estimated fair value on the date of acquisition. Thereafter, the fair value of covered loans is measured using the same methodology as that for non-covered loans. The above discussion for non-covered loans and non-covered impaired loans is applicable to covered loans following their acquisition date.

Loans held for sale.  Loans held for sale are carried at either fair value, if elected, or the lower of cost or fair value on an individual loan basis.  Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market.  At June 30, 2016 and December 31, 2015, loans held for sale were carried at fair value.

Other real estate owned.  The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. When a current appraised value is not available or management determines the fair value of the

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.

Accrued interest receivable.  The carrying amounts approximate their fair values.

Deposits.  Deposits are carried at historical cost. The fair value of deposits with no stated maturity, such as noninterest‑bearing demand deposits, money market, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings.  Short-term borrowings consist of repurchase agreements. These borrowings typically have terms of less than 30 days and therefore, their carrying amounts are a reasonable estimate of fair value.

FHLB advances and other borrowings and subordinated debt.  Borrowings are carried at amortized cost. The fair value of fixed rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity or call dates using estimated market discount rates that reflect rates offered at that time for borrowings with similar remaining maturities and other characteristics.

Trust preferred debentures.  Debentures are carried at amortized cost. The fair value of variable rate debentures is calculated by discounting scheduled cash flows through the estimated maturity or call dates using estimated market discount rates that reflect spreads offered at that time for borrowings with similar remaining maturities and other characteristics.

Accrued interest payable.  The carrying amounts approximate their fair values.

Derivative financial instruments.  The Company enters into interest rate lock commitments which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate.  These commitments are carried at fair value in other assets on the consolidated balance sheet with changes in fair value reflected in residential mortgage banking revenue and commercial FHA revenue.  The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale.  These commitments are carried at fair value in other assets or other liabilities on the consolidated balance sheet with changes in fair value reflected in residential mortgage banking revenue and commercial FHA revenue.  The interest rate swap is carried at fair value on a recurring basis based upon the amounts required to settle the contracts.

Note 18 – Commitments, Contingencies and Credit Risk

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal actions, which are not reflected in the consolidated financial statements. No material losses are anticipated as a result of these actions or claims.

We are a party to financial instruments with off-balance‑sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance‑sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Commitments to extend credit	$497,938	$495,506
Financial guarantees – standby letters of credit	22,430	31,029

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance.  The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2016 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $83,000 for the three and six months ended June 30, 2016, and $53,000 for the six months ended June 30, 2015. There were no losses incurred for the three months ended June 30, 2015. The liability for unresolved repurchase demands totaled $371,000 and $378,000 at June 30, 2016 and December 31, 2015, respectively.

Note 19 – Segment Information

Our business segments are defined as Banking, Commercial FHA Origination and Servicing, and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment leasing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The commercial FHA origination and servicing segment provides for the origination and servicing of government sponsored mortgages for multifamily and healthcare facilities.  The other segment includes the operating results of the parent company, our wealth management business unit, and the elimination of intercompany transactions. Wealth management activities consist of trust and fiduciary services, brokerage and retirement planning services.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Selected business segment financial information as of and for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Three Months Ended June 30, 2016
Net interest income (expense)	$29,153	$349	$(1,513)	$27,989
Provision for loan losses	629	—	—	629
Noninterest income	6,181	8,888	(1,045)	14,024
Noninterest expense	24,699	4,020	2,192	30,911
Income (loss) before income taxes (benefit)	10,006	5,217	(4,750)	10,473
Income taxes (benefit)	2,308	2,087	(712)	3,683
Net income (loss)	$7,698	$3,130	$(4,038)	$6,790
Total assets	$3,022,482	$145,885	$(146,583)	$3,021,784

Three Months Ended June 30, 2015
Net interest income (expense)	$28,795	$521	$(999)	$28,317
Provision for loan losses	2,379	—	—	2,379
Noninterest income	8,912	3,677	1,608	14,197
Noninterest expense	25,240	3,865	1,598	30,703
Income (loss) before income taxes (benefit)	10,088	333	(989)	9,432
Income taxes (benefit)	3,026	178	(442)	2,762
Net income (loss)	$7,062	$155	$(547)	$6,670
Total assets	$2,759,157	$101,515	$(107,091)	$2,753,581

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Six Months Ended June 30, 2016
Net interest income (expense)	$54,545	$497	$(3,013)	$52,029
Provision for loan losses	1,754	—	—	1,754
Noninterest income	11,641	15,655	(653)	26,643
Noninterest expense	46,152	8,692	3,706	58,550
Income (loss) before income taxes (benefit)	18,280	7,460	(7,372)	18,368
Income taxes (benefit)	4,775	2,984	(1,299)	6,460
Net income (loss)	$13,505	$4,476	$(6,073)	$11,908
Total assets	$3,022,482	$145,885	$(146,583)	$3,021,784

Six Months Ended June 30, 2015
Net interest income (expense)	$53,893	$892	$(1,767)	$53,018
Provision for loan losses	3,376	—	—	3,376
Noninterest income	20,143	10,792	1,284	32,219
Noninterest expense	51,157	7,892	3,199	62,248
Income (loss) before income taxes (benefit)	19,503	3,792	(3,682)	19,613
Income taxes (benefit)	5,610	1,517	(774)	6,353
Net income (loss)	$13,893	$2,275	$(2,908)	$13,260
Total assets	$2,759,157	$101,515	$(107,091)	$2,753,581

Note 20 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new branch facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman.  During the three months ended June 30, 2015, the Company paid $681,000 for work on various projects.  There were no payments made during the three months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, the Company paid $159,000 and $878,000, respectively, for work on various projects.

A member of our board of directors has an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities.  During the three and six months ended June 30, 2016, the Company paid rent of $165,000 and $375,000, respectively, and $238,000 and $361,000 for the comparable periods in 2015, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2016. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Registration Statement on Form S–1, which contains audited financial statements of the Company as of and for the year ended December 31, 2015, previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe" or "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statement in our consolidated financial statements as of and for the periods ended December 31, 2015, 2014 and 2013, included in our registration statement on Form S-1 filed with the SEC. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2015.

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Our 135‑year old banking subsidiary, Midland States Bank, has branches across Illinois and in St. Louis, Missouri and Denver, Colorado, and provides a broad array of traditional community banking and other complementary financial services, including lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. Our commercial FHA origination and servicing business, Love Funding, based in Washington, D.C., is one of the largest originators of government sponsored mortgages for multifamily and healthcare facilities in the United States. Our commercial equipment leasing business, Business Credit, based in Denver, provides financing to business customers across the country.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; merchant services; and, from time to time, gains on sales of assets. With the acquisition of Heartland Bank at the end of 2014, we expanded our income sources to include a greater emphasis on residential mortgage loan origination and servicing, commercial FHA origination and servicing and commercial equipment leasing. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Significant Transactions

Each item listed below materially affects the comparability of our results of operations and financial condition as of and for the three and six months ended June 30, 2016 and 2015, and may affect the comparability of financial information we report in future fiscal periods.

Initial Public Offering.    On May 24, 2016, the Company completed its initial public offering and received gross proceeds of $67.0 million for the 3,044,252 shares of common stock sold by us in the offering. On June 6, 2016, the Company received additional gross proceeds of $12.0 million for the 545,813 shares of common stock sold when the underwriters associated with the initial public offering fully exercised their option to purchase additional shares of common stock. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $71.7 million from the initial public offering.

Subordinated Debt.    On June 28, 2013, the Company issued to a third party $8.0 million of subordinated notes with a rate of 8.25%.  Using proceeds from the initial public offering, the Company repaid these subordinated notes on June 28, 2016 and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount that was established when the subordinated notes were issued.

Purchased Credit‑Impaired Loans.    Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. For the three and six months ended June 30, 2016, our reported net interest margin was 4.20% and 4.01%, respectively, which included accretion income of $4.9 million and $6.8 million, respectively. Excluding the impact of accretion income would have reduced our net interest margin to 3.52% and 3.54% for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, our reported net interest margin was 4.79% and 4.60%, respectively, which included accretion income of $5.9 million and $8.8 million, respectively. Excluding the impact of accretion income would have reduced our net interest margin to 3.88% and 3.89% for the three and six months ended June 30, 2015, respectively.

During the second quarter of 2016, we received payment in full on a PCI loan that was a covered asset from an FDIC-assisted acquisition. We recognized the financial impact of this transaction by recording $1.8 million of accretion income into interest income on loans and a $0.8 million credit against the provision for loan losses offsetting the allowance amount that was previously recorded against this loan. In accordance with the loss-sharing agreement with the FDIC, we also recorded loss-sharing expense of $1.5 million for reimbursement of covered losses previously paid by the FDIC on this loan.

Residential Mortgage Servicing Rights.    Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Our mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Impairment charges on our residential mortgage servicing rights totaled $3.0 million and $5.0 million during the three and six months ended June 30, 2016, respectively, as decreases in long-term interest rates resulted in corresponding increases in estimated prepayment speeds at the end of the first and second quarters of 2016. For the three and six months ended June 30, 2015, we recorded recoveries of previously recorded impairment charges totaling $1.0 million and $0.1 million, respectively.

Results of Operations – Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The following discussion of our results of operations compares the three and six months ended June 30, 2016 to the corresponding three and six months ended June 30, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2016 and 2015. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended June 30,
	2016			2015
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$232,362	$287	0.50%	$170,046	$96	0.23%
Investment securities:
Taxable investment securities	236,493	2,884	4.90	216,190	2,752	5.11
Investment securities exempt from federal income tax (1)	101,731	1,425	5.63	103,104	1,524	5.93
Total securities	338,224	4,309	5.12	319,294	4,276	5.37
Loans:
Loans (2)	2,129,495	27,696	5.23	1,900,742	27,081	5.71
Loans exempt from federal income tax (1)	42,319	495	4.70	39,956	496	4.98
Total loans	2,171,814	28,191	5.22	1,940,698	27,577	5.70
Total earning assets	2,742,400	$32,787	4.81%	2,430,038	$31,949	5.27%
Noninterest-earning assets	324,880			314,518
Total assets	$3,067,280			$2,744,556
INTEREST-BEARING LIABILITIES
NOW and money market deposits	$1,010,006	$471	0.19%	$937,868	$398	0.17%
Savings deposits	165,054	61	0.15	162,383	51	0.13
Time deposits	437,768	989	0.91	392,525	676	0.69
Brokered deposits	231,665	769	1.34	187,952	629	1.34
Total interest-bearing deposits	1,844,493	2,290	0.50	1,680,728	1,754	0.42
Short-term borrowings	114,651	68	0.24	111,237	57	0.21
FHLB advances and other borrowings	185,195	256	0.56	73,517	232	1.27
Subordinated debt	61,677	1,054	6.87	22,785	436	7.68
Trust preferred debentures	37,182	458	4.95	37,075	446	4.83
Total interest-bearing liabilities	2,243,198	$4,126	0.74%	1,925,342	$2,925	0.61%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	522,632			555,287
Other noninterest-bearing liabilities	33,188			36,591
Total noninterest-bearing liabilities	555,820			591,878
Shareholders’ equity	268,262			227,336
Total liabilities and shareholders’ equity	$3,067,280			$2,744,556
Net interest income / net interest margin (3)		$28,661	4.20%		$29,024	4.79%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax equivalent adjustments totaled $0.7 million for the three months ended June 30, 2016 and 2015.

(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin during the periods presented represents: (i) the difference between interest income on interest‑earning assets and the interest expense on interest‑bearing liabilities, divided by (ii) average interest‑earning assets for the period.

	For the Six Months Ended June 30,
	2016			2015
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$228,157	$567	0.50%	$151,814	$180	0.24%
Investment securities:
Taxable investment securities	232,885	5,786	5.00	222,249	5,804	5.27
Investment securities exempt from federal income tax (1)	99,861	2,842	5.72	103,584	3,085	6.01
Total securities	332,746	8,628	5.21	325,833	8,889	5.50
Loans:
Loans (2)	2,075,510	51,237	4.96	1,870,799	50,014	5.39
Loans exempt from federal income tax (1)	42,180	992	4.73	35,676	836	4.73
Total loans	2,117,690	52,229	4.96	1,906,475	50,850	5.38
Total earning assets	2,678,593	$61,424	4.61%	2,384,122	$59,919	5.07%
Noninterest-earning assets	321,344			314,708
Total assets	$2,999,937			$2,698,830
INTEREST-BEARING LIABILITIES
NOW and money market deposits	$1,012,102	$943	0.19%	$925,882	$748	0.16%
Savings deposits	162,396	119	0.15	162,244	102	0.13
Time deposits	442,892	1,976	0.90	398,445	1,358	0.69
Brokered deposits	221,156	1,474	1.34	174,418	1,191	1.38
Total interest-bearing deposits	1,838,546	4,512	0.49	1,660,989	3,399	0.41
Short-term borrowings	117,702	136	0.23	113,650	120	0.21
FHLB advances and other borrowings	142,347	392	0.55	75,264	523	1.40
Subordinated debt	61,777	2,112	6.88	15,124	617	8.23
Trust preferred debentures	37,138	901	4.88	37,012	870	4.74
Total interest-bearing liabilities	2,197,510	$8,053	0.74%	1,902,039	$5,529	0.59%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	516,825			536,901
Other noninterest-bearing liabilities	32,970			36,297
Total noninterest-bearing liabilities	549,795			573,198
Shareholders’ equity	252,632			223,593
Total liabilities and shareholders’ equity	$2,999,937			$2,698,830
Net interest income / net interest margin (3)		$53,371	4.01%		$54,390	4.60%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax equivalent adjustments totaled $1.3 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin during the periods presented represents: (i) the difference between interest income on interest‑earning assets and the interest expense on interest‑bearing liabilities, divided by (ii) average interest‑earning assets for the period.

Interest Rates and Operating Interest Differential. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest‑earning assets and interest‑bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest‑earning assets and the interest incurred on our interest‑bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Compared with			Compared with
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$56	$135	$191	$141	$246	$387
Investment securities:
Taxable investment securities	249	(117)	132	278	(296)	(18)
Investment securities exempt from federal income tax	(22)	(77)	(99)	(104)	(139)	(243)
Total securities	227	(194)	33	174	(435)	(261)
Loans:
Loans	3,076	(2,461)	615	5,314	(4,091)	1,223
Loans exempt from federal income tax	28	(29)	(1)	154	2	156
Total loans	3,104	(2,490)	614	5,468	(4,089)	1,379
Total earning assets	$3,387	$(2,549)	$838	$5,783	$(4,278)	$1,505
INTEREST-BEARING LIABILITIES
NOW and money market deposits	$32	$41	$73	$76	$119	$195
Savings deposits	1	9	10	—	17	17
Time deposits	89	224	313	178	440	618
Brokered deposits	145	(5)	140	316	(33)	283
Total interest-bearing deposits	267	269	536	570	543	1,113
Short-term borrowings	2	9	11	5	11	16
FHLB advances and other borrowings	253	(229)	24	325	(456)	(131)
Subordinated debt	703	(85)	618	1,747	(252)	1,495
Trust preferred debentures	1	11	12	4	27	31
Total interest-bearing liabilities	$1,226	$(25)	$1,201	$2,651	$(127)	$2,524
Net interest income	$2,161	$(2,524)	$(363)	$3,132	$(4,151)	$(1,019)

Net Interest Income/Average Balance Sheet. Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the level of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Net interest margin is presented on a fully‑taxable equivalent basis, which means that tax‑free interest income has been adjusted to a pretax equivalent income, assuming a 35% tax rate.

In the second quarter of 2016, we generated $28.7 million of net interest income on a tax equivalent basis, which was a decrease of $0.4 million, or 1.3%, from the $29.0 million of net interest income we produced on a tax equivalent basis in the second quarter of 2015. This decrease in net interest income was primarily due to a $1.2 million increase in interest expense, offset in part by a $0.8 million increase in interest income on a tax equivalent basis. The increase in interest income was primarily attributable to increases in interest income on loans and cash investments. The increase in interest expense primarily resulted from increases in interest expense on deposits and subordinated debt. For the three months ended June 30, 2016 and 2015, our reported net interest margin was 4.20% and 4.79%, respectively. The decrease in our reported net interest margin resulted partially from a reduction in accretion income associated with purchase accounting discounts established on loans acquired. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended June 30, 2016 and 2015, excluding accretion income would have been 3.52% and 3.88%, respectively.

For the first six months of 2016, net interest income on a tax-equivalent basis was $53.4 million, a decrease of $1.0 million, or 1.9%, from the $54.4 million of net interest income we generated on a tax equivalent basis for the first six months of the prior year. This decrease was mainly due to a $2.5 million increase in interest expense, offset in part by a $1.5 million increase in interest income on a tax equivalent basis. The increase in interest income was primarily attributable to increases in interest income on loans and cash investments. The increase in interest expense primarily resulted from increases in interest expense on deposits and subordinated debt. For the six months ended June 30, 2016 and 2015, our reported net interest margin was 4.01% and 4.60%, respectively. The decrease in our reported net interest margin resulted partially from a reduction in accretion income associated with purchase accounting discounts established on loans acquired. Our net interest margin for the six months ended June 30, 2016 and 2015, excluding accretion income would have been 3.54% and 3.89%, respectively.

Interest Income.    Total interest income on a tax equivalent basis was $32.8 million and $61.4 million for the three and six months ended June 30, 2016, respectively, compared to $31.9 million and $59.9 million for the three and six months ended June 30, 2015, respectively.  These increases were primarily attributable to increases in interest income on loans and cash investments.

Interest income on loans for the second quarter of 2016 was $28.2 million compared to $27.6 million for the same quarter in 2015.  The $0.6 million, or 2.2%, increase was primarily due to an 11.9% increase in the average balance of loans outstanding offset in part by a 48 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to growth in all loan categories, especially commercial real estate loans, construction loans, residential real estate loans, consumer loans and lease financings. The lower yield on the loan portfolio resulted primarily from a reduction in accretion income associated with purchase accounting discounts established on loans from acquisitions. The average rate on loans benefits from purchase accounting discount accretion on loan portfolios acquired. Accretion income totaled $4.9 million in the second quarter of 2016 compared to $5.9 million in the second quarter of 2015. For the three months ended June 30, 2016 and 2015, the reported yield on total loans was 5.22% and 5.70%, respectively, while the yield on total loans excluding accretion income would have been 4.37% and 4.57%, respectively. We expect accretion income to continue declining throughout 2016 in comparison to corresponding periods in 2015.

For the six months ended June 30, 2016, interest income on loans was $52.2 million compared to $50.9 million for the corresponding period in 2015.  The $1.4 million, or 2.7%, increase in interest income on loans was primarily due to an 11.1% increase in the average balance of loans outstanding offset in part by a 42 basis point decrease in the average yield on loans.  The increase in the average balance of loans outstanding was primarily due to growth in commercial real estate loans, construction loans, residential real estate loans, consumer loans and lease financings. The decline in the average yield on loans was primarily driven by a $2.0 million decrease in accretion income from purchase accounting discounts on acquired loans combined with the impact of lower market rates on new loans. Accretion income totaled $6.8 million for the first six months of 2016 compared to $8.8 million for the corresponding period in 2015. For the six months ended June 30, 2016 and 2015, the reported yield on total loans was 4.96% and 5.38%, respectively, while the yield on total loans excluding accretion income would have been 4.38% and 4.50%, respectively. The decline in accretion income resulted from continued run-off of higher yielding acquired loans.

Interest income on our investment securities portfolio was $4.3 million for both the second quarter of 2016 and the second quarter of 2015.  A 5.9% increase in the average balance of investment securities was offset by a 25 basis point decrease in the average yield on investment securities. Interest income on our investment securities portfolio decreased $0.3 million, or 2.9%, to $8.6 million in the first six months of 2016 compared to the first six months of 2015. This decrease was mainly attributable to a 29 basis point decline in the average yield on investment securities offset in part by a 2.1% increase in the average balance of investment securities. The lower yields on investment securities for the three- and six-month periods in 2016 were mainly attributable to the proceeds from amortizing, sold and maturing investment securities being reinvested at lower market interest rates.

Interest income on short-term cash investments increased to $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2015.  These increases were both due to an increase in short-term interest rates combined with an increase in the level of short-term cash investments.

Interest Expense.    Interest expense on interest-bearing liabilities increased $1.2 million, or 41.1%, to $4.1 million for the second quarter of 2016, and $2.5 million, or 45.7%, to $8.1 million for the six months ended June 30,

2016 due primarily to increases in interest expense on both deposits and subordinated debt as compared to the corresponding periods in 2015.

Interest expense on deposits increased to $2.3 million and $4.5 million for the three and six months ended June 30, 2016, respectively, as compared to $1.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively.  The $0.5 million, or 30.6%, increase in interest expense on deposits for the second quarter of 2016 was primarily due to the average balance of deposits increasing 9.7% combined with an eight basis point increase in the average rate paid. For the six-month period, the $1.1 million, or 32.7%, increase in interest expense on deposits was mainly attributable to the average balance of deposits increasing 10.7% coupled with an eight basis point increase in the average rate paid. The increases in the average balance of deposits for both the three- and six-month periods resulted primarily from growth in time deposits and increased usage of brokered deposits to help fund loan growth. The increases in the average rate paid for both the three- and six-month periods were primarily due to an increase in rates paid on time deposits.

Interest expense on borrowings increased $0.7 million, or 56.8%, to $1.8 million in the second quarter of 2016 and $1.4 million, or 66.2%, to $3.5 million for the first six months of 2016 as compared to the corresponding periods in 2015. These increases primarily reflected increased interest expense on subordinated debt of $0.6 million and $1.5 million for the three- and six-month periods, respectively, due to the issuance of $55.3 million of subordinated debt in June 2015.

Provision for Loan Losses.  The provision for loan losses decreased $1.8 million to $0.6 million in the second quarter of 2016 and decreased $1.6 million to $1.8 million in the first six months of 2016. These decreases consisted of declines in provisions for both non-PCI loans and PCI loans. The decreases in non-PCI loan provisions of $0.9 million for both the three- and six-month periods were primarily due to the provision in the second quarter of 2015 including an increase in specific reserves for impairment identified on a group of nonperforming loans to one borrower. The provisions for loan losses recorded on non-PCI loans of $1.5 million and $2.6 million during the three- and six-month periods of 2016, respectively, were primarily for growth in our loan portfolios.  The decreases in PCI loan provisions of $0.8 million and $0.7 million for the three- and six-month periods, respectively, were primarily due to the $0.8 million reduction of PCI loan provision related to a PCI loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above).

Noninterest Income.  Noninterest income totaled $14.0 million in the second quarter of 2016 compared to $14.2 million in the second quarter of 2015. For the six months ended June 30, 2016, noninterest income decreased $5.6 million, or 17.3%, to $26.6 million. The following tables set forth the major components of our noninterest income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest income:
Commercial FHA revenue	$8,538	$4,101	$4,437
Residential mortgage banking revenue	1,045	4,832	(3,787)
Wealth management revenue	1,870	1,857	13
Merchant services revenue	436	372	64
Service charges on deposit accounts	965	950	15
Interchange revenue	945	863	82
FDIC loss-sharing expense	(1,608)	(204)	(1,404)
Gain on sales of investment securities, net	72	—	72
Other-than-temporary impairment on investment securities	—	—	—
Gain on sales of other real estate owned	83	369	(286)
Other income	1,678	1,057	621
Total noninterest income	$14,024	$14,197	$(173)

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest income:
Commercial FHA revenue	$15,100	$11,216	$3,884
Residential mortgage banking revenue	2,166	10,815	(8,649)
Wealth management revenue	3,655	3,653	2
Merchant services revenue	860	677	183
Service charges on deposit accounts	1,872	1,968	(96)
Interchange revenue	1,909	1,809	100
FDIC loss-sharing expense	(1,661)	(297)	(1,364)
Gain on sales of investment securities, net	276	159	117
Other-than-temporary impairment on investment securities	(824)	(162)	(662)
Gain on sales of other real estate owned	79	325	(246)
Other income	3,211	2,056	1,155
Total noninterest income	$26,643	$32,219	$(5,576)

Commercial FHA revenue.  Love Funding is an approved FHA insured lender and Government National Mortgage Association (“GNMA”) issuer engaged in commercial FHA origination and servicing. Commercial FHA revenue represents gains from securitizing loans held for sale and net revenues earned on the servicing of loans sold. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing commercial FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Noninterest income from our commercial FHA business increased $4.4 million, or 108.2%, to $8.5 million in the second quarter of 2016 and $3.9 million, or 34.6%, to $15.1 million for the first six months of 2016. Love Funding generated gains on loans held for sale of $7.8 million and net servicing revenues of $0.7 million in the second quarter of 2016 compared to gains on loans held for sale of $3.6 million and net servicing revenues of $0.5 million in the second quarter of 2015. The increase in commercial FHA revenue for the quarter was primarily due to an increase in commercial FHA interest rate lock commitments to $281.3 million in the second quarter of 2016 compared to $108.4 million in the second quarter of 2015.

For the first six months of 2016, our commercial FHA business generated gains on loans held for sale of $14.0 million and net servicing revenues of $1.1 million compared to gains on loans held for sale of $10.2 million and net servicing revenues of $1.0 million in the first six months of 2015. This increase in commercial FHA revenue was primarily due to an increase in commercial FHA interest rate lock commitments to $508.6 million in the first six months of 2016 compared to $212.7 million in the first six months of 2015.

Residential mortgage banking revenue.  Residential mortgage banking revenues are primarily generated from gains recognized on loans held for sale and fees earned from the servicing of residential loans sold to others. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing residential mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Our residential mortgage banking activities generated gains on loans held for sale of $3.6 million and a net servicing loss of $2.6 million in the second quarter of 2016 compared to gains on loans held for sale of $3.6 million and net servicing revenue of $1.2 million in the second quarter of 2015. The $3.8 million decrease in net servicing revenue primarily resulted from $3.0 million of impairment recorded against our residential mortgage servicing rights during the second quarter of 2016 combined with the impact of a $1.0 million recovery of previously recorded mortgage servicing rights impairment reflected in the prior year second quarter. The level of impairment recorded against our residential mortgage servicing rights during the second quarter of 2016 resulted from a decline in market value related to a decrease in long-term interest rates which led to a corresponding increase in estimated prepayment speeds at the end of the second quarter of 2016.

For the first six months of 2016, our residential mortgage banking activities generated gains on loans held for sale of $6.3 million and a net servicing loss of $4.1 million compared to gains on loans held for sale of $9.8 million and net servicing revenue of $1.1 million in the first six months of 2015. The $3.5 million decrease in gains on loans held for sale was primarily due to a 34.1% decline in loan production during the first six months of 2016. The $5.2 million decrease in net servicing revenue primarily resulted from $5.0 million of impairment recorded against our residential mortgage servicing rights during the first six months of 2016 as decreases in long-term interest rates resulted in corresponding increases in estimated prepayment speeds at the end of the first and second quarters of 2016.

FDIC loss‑sharing expense.    Fluctuations in FDIC loss-sharing expense are largely correlated to impairment charges or recoveries recorded on covered loans and other real estate owned acquired in previous FDIC-assisted transactions.  We recorded FDIC loss-sharing expense of $1.6 million and $1.7 million during the three and six months ended June 30, 2016, respectively, compared to $0.2 million and $0.3 million for the corresponding three and six month periods in 2015, respectively.  These increases in FDIC loss-sharing expense were due primarily to us reimbursing the FDIC $1.5 million for 80% of covered losses paid to us previously on a covered loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above).

Other‑than‑temporary impairment on investment securities.  During the first quarter of 2016, we concluded that three covered non‑agency mortgage‑backed securities had OTTI of $0.8 million due to changes in expected cash flows. These amounts were recognized as losses in the consolidated statement of income for the first quarter of 2016.  We determined in the second quarter of 2016 there were no additional investment securities that were other‑than‑temporarily impaired.

During the first quarter of 2015, we determined, due to changes in expected cash flows, that one covered non‑agency mortgage‑backed security had OTTI of $0.2 million. This amount was recognized as a loss in the consolidated statement of income for the first quarter of 2015.  There were no investment securities considered by us to be other-than-temporarily impaired in the second quarter of 2015.

Other income.  Other income totaled $1.7 million and $3.2 million for the three and six months ended June 30, 2016, respectively, compared to $1.1 million and $2.1 million for the corresponding three and six month periods in the prior year, respectively. These increases in other income for both the three- and six-month periods were partially due to an increase in income earned on bank-owned life insurance due to the purchase of $20.0 million of additional policies in the second quarter of 2015 and another purchase of $20.0 million of bank-owned life insurance during the second quarter of 2016. Other income was also impacted by the first and second quarters of 2015 including amortization expense related to our FDIC indemnification asset that was fully amortized by the end of 2015. Additionally, other noninterest income in the three and six months ended June 30, 2016 benefited from the second quarter 2016 reversal of the remaining $0.4 million contingent consideration accrual that was established in conjunction with the Heartland Bank acquisition based on Love Funding reaching a certain level of net income for the two year period ending December 31, 2016. The Company’s quarterly assessment of this liability determined that payment of any contingent consideration amount would not occur because the level of Love Funding’s net income for the past 18 months combined with expected earnings for the remainder of 2016 would not reach the threshold for which any level of contingent consideration payments would be made.

Noninterest Expense. Noninterest expense totaled $30.9 million in the second quarter of 2016 compared to $30.7 million in the second quarter of 2015. For the six months ended June 30, 2016, noninterest expense decreased $3.7 million, or 5.9%, to $58.6 million. The following tables set forth the major components of noninterest expense for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest expense:
Salaries and employee benefits	$17,020	$16,437	$583
Occupancy and equipment	3,233	3,317	(84)
Data processing	2,624	2,626	(2)
FDIC insurance	498	551	(53)
Professional	1,573	2,183	(610)
Marketing	649	831	(182)
Communications	547	643	(96)
Loan expense	552	969	(417)
Other real estate owned	417	256	161
Amortization of intangible assets	519	602	(83)
Other	3,279	2,288	991
Total noninterest expense	$30,911	$30,703	$208

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest expense:
Salaries and employee benefits	$32,407	$34,656	$(2,249)
Occupancy and equipment	6,544	6,613	(69)
Data processing	5,244	5,110	134
FDIC insurance	962	1,143	(181)
Professional	3,274	4,533	(1,259)
Marketing	1,292	1,392	(100)
Communications	1,063	1,285	(222)
Loan expense	1,037	1,560	(523)
Other real estate owned	569	457	112
Amortization of intangible assets	1,099	1,265	(166)
Other	5,059	4,234	825
Total noninterest expense	$58,550	$62,248	$(3,698)

Salaries and employee benefits.  Salaries and employee benefits expense increased $0.6 million, or 3.5%, to $17.0 million for the second quarter of 2016.  This increase was primarily attributable to annual salary increases that took effect at the beginning of the second quarter of 2016.

Salaries and employee benefits expense decreased $2.2 million, or 6.5%, to $32.4 million for the first six months of 2016. This decrease resulted primarily from the first six months of 2015 including severance accruals for certain Heartland Bank employees who were terminated. This decrease was also impacted by the number of full-time equivalent employees being at a lower level during the first six months of 2016 compared to the first six months of 2015.

Professional.    Professional fees decreased $0.6 million, or 27.9%, to $1.6 million for the second quarter of 2016 and $1.3 million, or 27.8%, to $3.3 million for the first six months of 2016.  These decreases were primarily due to the first six months of 2015 including nonrecurring consulting expenses and legal fees associated with integrating the Heartland Bank entities acquired at the end of 2014.

Loan expense.  Loan expense totaled $0.6 million and $1.0 million for the three and six months ended June 30, 2016, respectively, compared to $1.0 million and $1.6 million for the three and six months ended June 30, 2015, respectively. Loan expense includes costs related to collateral protection and collection activities. These decreases were primarily the result of additional costs incurred in 2015 related to integrating the Heartland Bank entities acquired at the end of 2014.

Other noninterest expense.  Other noninterest expense totaled $3.3 million and $5.1 million for the three and six months ended June 30, 2016, respectively, compared to $2.3 million and $4.2 million for the three and six months ended June 30, 2015, respectively. These increases primarily resulted from a $0.5 million write-off of discount associated with the $8.0 million subordinated debt payoff in the second quarter of 2016. The increases in other noninterest expense were also impacted by a $0.1 million increase in our mortgage repurchase liability and increased losses associated with debit cardholder disputes.

Income Tax Expense. Income tax expense was $3.7 million and $6.5 million for the three and six months ended June 30, 2016, respectively, compared to $2.8 million and $6.4 million for the three and six months ended June 30, 2015, respectively. Effective tax rates were 35.2% for both the three and six months ended June 30, 2016 compared to 29.3% and 32.4% for the three and six months ended June 30, 2015, respectively. The major differences between the effective tax rates applied to our income and the federal statutory tax rates are caused by interest on tax-exempt securities and loans. The higher effective tax rates in 2016 were primarily due to income before taxes growing without corresponding increases in tax exempt items.

Financial Condition

Assets.  Total assets increased $137.0 million, or 4.7%, to $3.0 billion at June 30, 2016 as compared to December 31, 2015.  This increase primarily resulted from loan growth of $165.5 million that was primarily funded by a $74.9 million increase in borrowings and a portion of the $71.7 million of net proceeds from our initial public offering.

Loans.  The loan portfolio is the largest category of our assets. At June 30, 2016, total loans, net of allowance for loan losses, were $2.1 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$489,228	22.6%	$499,573	25.0%
Commercial real estate	929,399	43.0	876,784	43.9
Construction and land development	181,667	8.4	150,266	7.6
Total commercial loans	1,600,294		1,526,623
Residential real estate	179,184	8.3	163,224	8.2
Consumer	205,060	9.5	161,512	8.1
Lease financing	176,503	8.2	144,230	7.2
Total loans, gross	2,161,041		1,995,589
Allowance for loan losses	(14,752)	0.7	(15,988)	0.8
Total loans, net	$2,146,289		$1,979,601
Covered loans	$790	0.0%	$3,629	0.2%
PCI loans	28,642	1.3	38,477	1.9

Loans increased $165.5 million, or 8.3%, to $2.2 billion at June 30, 2016 as compared to December 31, 2015. This increase primarily resulted from growth in commercial real estate loans, construction and land development loans, residential real estate loans, consumer loans and lease financing receivables. The $2.8 million decrease in covered loans was primarily attributable to the loss-sharing agreement for commercial and commercial real estate loans associated with a 2010 acquisition expiring on January 1, 2016.  Coverage for residential loans, which totaled $0.8 million at June 30, 2016, will expire on January 1, 2021. The $9.8 million decrease in PCI loans was primarily due to repayments and payoffs of PCI loans.

The following table shows covered and non‑covered loans by non‑PCI and PCI loan category and the related allowance as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Covered loans:
Commercial	$—	$—	$—	$378	$1,067	$1,445
Commercial real estate	—	—	—	876	318	1,194
Construction and land development	—	—	—	—	—	—
Residential real estate	690	100	790	715	275	990
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total covered loans	690	100	790	1,969	1,660	3,629
Non-covered loans:
Commercial	485,811	3,417	489,228	493,067	5,061	498,128
Commercial real estate	921,506	7,893	929,399	861,868	13,722	875,590
Construction and land development	171,631	10,036	181,667	140,207	10,059	150,266
Residential real estate	171,487	6,907	178,394	154,551	7,683	162,234
Consumer	204,771	289	205,060	161,220	292	161,512
Lease financing	176,503	—	176,503	144,230	—	144,230
Total non-covered loans	2,131,709	28,542	2,160,251	1,955,143	36,817	1,991,960
Total loans, gross	2,132,399	28,642	2,161,041	1,957,112	38,477	1,995,589
Allowance for loan losses	(13,629)	(1,123)	(14,752)	(14,093)	(1,895)	(15,988)
Total loans, net	$2,118,770	$27,519	$2,146,289	$1,943,019	$36,582	$1,979,601
Nonperforming loans	$18,430	—	$18,430	$24,891	—	$24,891
Nonperforming loans to total loans	0.86%	—	0.85%	1.27%	—	1.25%
Allowance for loan losses to total loans	0.64%	3.92%	0.68%	0.72%	4.93%	0.80%

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2016:

	June 30, 2016
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Commercial loans:
Commercial	$50,232	$142,786	$114,595	$110,326	$58,347	$12,942	$489,228
Commercial real estate	112,436	48,827	420,681	136,615	81,015	129,825	929,399
Construction and land development	32,642	57,818	20,163	57,287	5,516	8,241	181,667
Total commercial loans	195,310	249,431	555,439	304,228	144,878	151,008	1,600,294
Residential real estate	6,311	7,240	15,049	35,782	43,167	71,635	179,184
Consumer	8,035	2,951	41,439	25,670	125,496	1,469	205,060
Lease financing	5,913	—	168,740	—	1,850	—	176,503
Total loans	$215,569	$259,622	$780,667	$365,680	$315,391	$224,112	$2,161,041

The principal categories of our loan portfolio are discussed below:

Commercial loans.  We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small‑ and medium‑sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and farm operations. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but may also include collateralization by inventory, accounts receivable and equipment, and generally include personal guarantees.

Commercial loans decreased $10.3 million, or 2.1%, to $489.2 million at June 30, 2016 compared to December 31, 2015. The decrease resulted primarily from loan repayments exceeding new originations.

Commercial real estate loans.  Commercial real estate loans increased $52.6 million, or 6.0%, to $929.4 million at June 30, 2016 as compared to December 31, 2015. This increase resulted from organic loan growth during the first six months of 2016 exceeding loan repayments. Originations included 10 new loans ranging in size from $1.6 million to $9.7 million.

Construction and land development loans.  Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans.  Interest reserves are generally established on real estate construction loans.  As of June 30, 2016, our construction and land development loan portfolio was divided among the foregoing categories as follows: $10.7 million residential construction; $157.1 million commercial construction; and $13.8 million land acquisition and development.

Construction and land development loans increased $31.4 million, or 20.9%, to $181.7 million at June 30, 2016 as compared to December 31, 2015.   This increase in construction and land development loans was primarily due to construction loan originations exceeding repayments and transfers to permanent financing. Originations included nine new loans averaging $1.9 million and ranging in size from $1.0 million to $6.4 million.

Residential real estate loans.  Residential real estate loans increased $16.0 million, or 9.8%, to $179.2 million at June 30, 2016 as compared to December 31, 2015. This increase was primarily due to the new lending program, primarily focused on new doctors, implemented in the second quarter of 2016 that generated $24.7 million in new residential real estate loans. Included within residential real estate loans were home equity loans which decreased $5.5 million, or 7.9%, to $63.6 million at June 30, 2016 as compared to December 31, 2015.

Consumer loans.  Our consumer loans include direct personal loans, indirect automobile loans, lines of credit and installment loans originated through home improvement specialty retailers and contractors. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis.

Consumer loans increased $43.5 million, or 27.0%, to $205.1 million at June 30, 2016 as compared to December 31, 2015.  This increase reflected the purchase of a $28.4 million portfolio of installment loans related to our third party program implemented in 2011, originated by another bank through home improvement specialty retailers and contractors, combined with organic growth of installment loan originations through home improvement specialty retailers and contractors.

Lease financing.  Business Credit, our custom leasing subsidiary located in Denver, Colorado, provides indirect financing leases to varying types of small businesses for purchases of business equipment and software. All indirect financing leases require monthly payments and the weighted average maturity of our leases is less than four years. Lease financing receivables increased $32.3 million, or 22.4%, to $176.5 million at June 30, 2016 as compared to December 31, 2015 as continued growth in new lease volume exceeded repayments.

Loan Quality

We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile and credit and geographic concentration for our loan portfolio. We also have what we believe to be a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our allowance for loan losses, our purchase discounts on acquired loans provide additional protections against credit losses.

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At June 30, 2016 and December 31, 2015, we had PCI loans totaling $28.6 million and $38.5 million, respectively.

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $37.2 million and $44.5 million as of June 30, 2016 and December 31, 2015, respectively.

Subsequent to acquisition, we periodically evaluate our estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications between accretable yield and the nonaccretable difference. Decreases in expected cash flows due to further credit deterioration will result in an impairment charge to the provision for loan losses, resulting in an increase to the allowance for loan losses and a reclassification from accretable yield to nonaccretable difference. Increases in expected cash flows due to credit improvements will result in an increase in the accretable yield through a reclassification from the nonaccretable difference or as a reduction in the allowance for loan losses to the extent established on specific pools subsequent to acquisition. The adjusted accretable yield is recognized in interest income over the remaining life of the loan, or pool of loans.

The following table shows changes in the accretable yield for PCI loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$9,767	$15,253	$10,526	$16,198
Accretion	(4,216)	(2,003)	(5,257)	(2,977)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	—	—	—	67
Reclassification from non-accretable	1,178	233	1,460	195
Balance, end of period	$6,729	$13,483	$6,729	$13,483

As of June 30, 2016, the balance of accretable discounts on our PCI loan portfolio was $6.7 million compared to $10.5 million at December 31, 2015. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by category:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Commercial loans:
Commercial	$6,186	1.26%	$6,917	1.38%
Commercial real estate	3,511	0.38	5,179	0.59
Construction and land development	569	0.31	435	0.29
Total commercial loans	10,266	0.64	12,531	0.82
Residential real estate	2,584	1.44	2,120	1.30
Consumer	827	0.40	749	0.46
Lease financing	1,075	0.61	588	0.41
Total allowance for loan losses	$14,752	0.68%	$15,988	0.80%

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $14.8 million at June 30, 2016 compared to $16.0 million at December 31, 2015. The $1.2 million decrease at June 30, 2016 compared to December 31, 2015 was mainly attributable to net charge-offs of $3.0 million, offset in part by a provision for loan losses of $1.8 million for the first six months of 2016. The provision for loan losses was favorably impacted by a $0.8 million credit recorded against the provision for PCI loans related to a covered loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above).

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.29% and 0.39% for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

Allowance for non‑PCI loans.    Our methodology for assessing the appropriateness of the allowance for non-PCI loans includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.

For commercial and commercial real estate loans, a specific allowance may be assigned to individual loans based on an impairment analysis. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan's expected future cash flows and the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$5,797	$389	$6,186	$6,542	$375	$6,917
Commercial real estate	3,289	222	3,511	4,176	1,003	5,179
Construction and land development	569	—	569	419	16	435
Total commercial loans	9,655	611	10,266	11,137	1,394	12,531
Residential real estate	2,078	506	2,584	1,626	494	2,120
Consumer	821	6	827	742	7	749
Lease financing	1,075	—	1,075	588	—	588
Total allowance for loan losses	$13,629	$1,123	$14,752	$14,093	$1,895	$15,988

Provision for Loan Losses.    In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial, commercial real estate, and construction and land development loans, (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and qualitative factors, and (iii) valuation allowances on PCI loan pools based on decreases in expected cash flows. Provisions for loan losses are charged to operations to adjust the total allowance to a level deemed appropriate by us.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three and six months ended June 30, 2016 and 2015:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$14,571	$13,248	$15,988	$12,300
Charge-offs:
Commercial	2	101	2,262	101
Commercial real estate	108	178	247	295
Construction and land development	—	11	—	16
Residential real estate	201	257	301	347
Consumer	69	57	134	127
Lease financing	346	70	478	110
Total charge-offs	726	674	3,422	996
Recoveries:
Commercial	89	1,020	128	1,085
Commercial real estate	49	131	88	246
Construction and land development	8	14	17	17
Residential real estate	56	41	99	69
Consumer	36	9	59	67
Lease financing	40	38	41	42
Total recoveries	278	1,253	432	1,526
Net charge-offs	448	(579)	2,990	(530)
Provision for loan losses	629	2,379	1,754	3,376
Balance, end of period	$14,752	$16,206	$14,752	$16,206
Gross loans, end of period	$2,161,041	$1,909,943	$2,161,041	$1,909,943
Average loans (1)	$2,092,248	$1,859,047	$2,048,219	$1,833,102
Net charge-offs to average loans	0.09%	(0.12)%	0.29%	(0.06)%
Allowance to total loans	0.68%	0.85%	0.68%	0.85%

(1)	Excludes loans held for sale.

Problem Loans.    The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.  PCI loans are excluded from nonperforming status because we expect to fully collect their new carrying values, which reflect significant purchase discounts. If our expectation of reasonably estimable future cash flows from PCI loans deteriorates, the loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.

	June 30,	December 31,
(dollars in thousands)	2016	2015
Nonperforming loans:
Commercial	$1,861	$6,570
Commercial real estate	11,150	13,717
Construction and land development	66	—
Residential real estate	4,331	4,155
Consumer	42	51
Lease financing	980	398
Total nonperforming loans	18,430	24,891
Other real estate owned, non-covered/non-guaranteed	3,039	4,315
Nonperforming assets	$21,469	$29,206
Nonperforming loans to total loans	0.85%	1.25%
Nonperforming assets to total assets	0.71%	1.01%

The decrease in nonperforming loans at June 30, 2016 was primarily due to $4.8 million of payments received on two nonperforming loans during the first quarter of 2016, which included $2.9 million for a nonaccrual loan acquired from Heartland Bank. Near the end of the first quarter of 2016, we recorded a $1.6 million charge-off for the remaining amount of this nonaccrual loan acquired from Heartland Bank.

We did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2016 and the year ended December 31, 2015 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.3 million and $1.0 million during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million and $0.3 million during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 7, which are "special mention," and loans with a risk grade of 8, which are "substandard" loans that are not considered to be impaired. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank's senior management team. The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2016	$7,258	$13,519	$8,186	$20,761	$—	$450	$50,174
December 31, 2015	15,884	3,370	23,679	8,103	540	—	51,576

(1)	Includes only those 8‑rated loans that are not included in nonperforming loans.

Investment Securities.    Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2016 and December 31, 2015. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	June 30,		December 31,
	2016		2015
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$35,535	11.0%	$48,302	14.9%
Government sponsored entity debt securities	9,367	2.9	9,454	2.9
Agency mortgage-backed securities	62,978	19.5	67,527	20.8
Non-agency mortgage-backed securities	2	—	2	—
Covered non-agency mortgage-backed securities (1)	74,130	22.9	75,979	23.5
State and municipal securities	21,658	6.7	15,494	4.8
Corporate securities	35,111	10.8	19,869	6.1
Total investment securities, available for sale, at fair value	238,781	73.8	236,627	73.0
Investment securities, held to maturity, at amortized cost
State and municipal securities	84,756	26.2	87,521	27.0
Total investment securities	$323,537	100.0%	$324,148	100.0%

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the FDIC in connection with our 2009 acquisition. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

Our covered non-agency mortgage-backed securities (“covered CMOs”) were covered under a loss‑sharing agreement with the FDIC pursuant to which the FDIC agreed to reimburse us for 80% of the first $167.0 million of net losses (when aggregated with losses on the other covered assets) and 95% of net losses exceeding $167.0 million. The loss‑sharing agreement for the covered CMOs had a seven‑year term that expired on July 1, 2016. In accordance with this agreement, we submitted claims of $48.1 million and received payments from the FDIC totaling $38.4 million.

The predominant form of collateral underlying the covered CMOs is fixed‑rate, first lien residential mortgages of both conforming and jumbo mortgage size with both traditional and nontraditional underwriting qualities (e.g., jumbo, conforming Alt‑A and jumbo Alt‑A, which includes reduced documentation types). All of our covered CMOs are senior securities that rank ahead of subordinated tranches intended to be in a first‑loss position with respect to the collateral pool. The majority of these securities were originated from 2003 through 2007. At June 30, 2016, our covered CMOs had an amortized cost of $60.1 million with a fair value of $74.1 million and a net unrealized gain of $14.0 million. Our investment in covered CMOs decreased from $76.0 million at December 31, 2015 to $74.1 million at June 30, 2016 due to payments received on the securities and other‑than‑temporary impairment losses recognized during the first quarter of 2016 exceeding increases in net unrealized gains.

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2016. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	June 30, 2016
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$14,512	4.5%	0.6%
Maturing in one to five years	21,023	6.5	0.7
Maturing in five to ten years	—	—	0.0
Maturing after ten years	—	—	0.0
Total U.S. Treasury securities	$35,535	11.0%	0.6%

Government sponsored entity debt securities:
Maturing within one year	$1,019	0.3%	0.8%
Maturing in one to five years	1,010	0.3	1.6
Maturing in five to ten years	6,639	2.1	2.6
Maturing after ten years	699	0.2	2.5
Total U.S. government securities	$9,367	2.9%	2.2%

Agency mortgage-backed securities:
Maturing within one year	$3,233	1.0%	2.4%
Maturing in one to five years	45,009	13.9	2.0
Maturing in five to ten years	8,401	2.6	2.6
Maturing after ten years	6,335	2.0	2.9
Total agency mortgage-backed securities	$62,978	19.5%	2.2%

Non-agency mortgage-backed securities:
Maturing within one year	$—	—%	0.0%
Maturing in one to five years	—	—	0.0
Maturing in five to ten years	—	—	0.0
Maturing after ten years	2	—	6.5
Total non-agency mortgage-backed securities	$2	—%	6.5%

Covered non-agency mortgage-backed securities (1):
Maturing within one year	$1,269	0.4%	7.0%
Maturing in one to five years	45,054	13.9	12.6
Maturing in five to ten years	15,496	4.8	16.0
Maturing after ten years	12,311	3.8	12.0
Total covered non-agency mortgage-backed securities	$74,130	22.9%	13.1%

State and municipal securities (2):
Maturing within one year	$3,042	0.9%	2.0%
Maturing in one to five years	7,224	2.3	2.0
Maturing in five to ten years	9,611	3.0	3.0
Maturing after ten years	1,781	0.5	3.9
Total state and municipal securities	$21,658	6.7%	2.6%

Corporate securities:
Maturing within one year	$6,039	1.9%	1.8%
Maturing in one to five years	4,051	1.2	1.9
Maturing in five to ten years	22,254	6.9	4.4
Maturing after ten years	2,767	0.8	4.7
Total corporate securities	$35,111	10.8%	3.7%
Total investment securities, available for sale	$238,781	73.8%	5.2%

Investment securities, held to maturity
State and municipal securities (2):
Maturing within one year	$1,741	0.6%	4.7%
Maturing in one to five years	17,400	5.4	5.6
Maturing in five to ten years	42,180	13.0	6.4
Maturing after ten years	23,435	7.2	6.2
Total state and municipal securities	$84,756	26.2%	6.2%
Total investment securities	$323,537	100.0%	5.4%

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the FDIC in connection with our 2009 acquisition. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

(2)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 35%.
(3)

The maturities of agency, non-agency and covered non-agency mortgage-backed securities are based on expected maturities.  Expected maturities may differ from contractual maturities in mortgage‑backed securities because the mortgages underlying the securities may be prepaid without any penalties. The maturities of all other available-for-sale investment securities are based on final contractual maturity.

Declines in the fair value of available-for-sale investment securities are recorded as either temporary impairment or OTTI. OTTI is recorded when the fair value of an available-for-sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded to noninterest income and, therefore, results in a negative impact to our net income. An increase in the value of an OTTI security is not recorded as a recovery but as additional interest income over the remaining life of the security. During the first quarter of 2016, we concluded that three covered non‑agency mortgage‑backed securities had OTTI of $0.8 million due to changes in expected cash flows. These amounts were recognized as losses in the consolidated statement of income for the first quarter of 2016.  We determined in the second quarter of 2016 there were no additional investment securities that were other‑than‑temporarily impaired. In the first quarter of 2015, we determined, due to changes in expected cash flows, that one covered non‑agency mortgage‑backed security had OTTI of $0.2 million. This amount was recognized as a loss in the consolidated statement of income for the first quarter of 2015.  There were no investment securities considered by us to be other-than-temporarily impaired in the second quarter of 2015.

The table below presents the credit ratings at June 30, 2016 at fair value for our investment securities classified as available for sale and amortized cost for investment securities classified as held to maturity.

	June 30, 2016
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$35,501	$35,535	$—	$35,535	$—	$—	$—	$—
Government sponsored entity debt securities	9,150	9,367	—	9,367	—	—	—	—
Agency mortgage-backed securities	61,840	62,978	723	23,358	—	—	—	38,897
Non-covered non-agency mortgage-backed securities	2	2	—	—	—	—	—	2
Covered non-agency mortgage-backed securities (1)	60,130	74,130	—	59,304	254	—	3,226	11,346
State and municipal securities	21,289	21,658	2,648	6,189	1,886	—	—	10,935
Corporate securities	35,162	35,111	—	1,988	4,818	11,948	—	16,357
Total investment securities, available for sale, at fair value	223,074	238,781	3,371	135,741	6,958	11,948	3,226	77,537
Investment securities held to maturity:
State and municipal securities	84,756	91,247	4,904	36,231	3,454	—	216	46,442
Total investment securities, at fair value	$307,830	$330,028	$8,275	$171,972	$10,412	$11,948	$3,442	$123,979

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the FDIC in connection with our 2009 acquisition. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $89.1 million, or 41.9%, to $123.4 million as of June 30, 2016 as compared to December 31, 2015. Cash provided by financing activities of $121.3 million, consisting primarily of additional FHLB advances and the $71.7 million of net proceeds from our initial public offering, was more than offset by cash used in investing activities of $185.2 million and cash flows used in operating activities of $25.2 million.  Cash used in investing activities reflected loan growth of $170.6 million combined with the purchase of an additional $20.0 million in bank-owned life insurance. The cash used in operating activities reflected loans originated for sale exceeding loans sold by $36.6 million, offset in part by net income of $11.9 million.

Goodwill and Other Intangible Assets.  Goodwill was $46.5 million at June 30, 2016, unchanged from December 31, 2015. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $5.9 million and $7.0 million at June 30, 2016 and December 31, 2015, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

Liabilities.  Total liabilities increased $53.7 million to $2.7 billion at June 30, 2016 due primarily to increases in short-term borrowings and FHLB advances.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$516,825	—	$536,327	—
Interest-bearing:
NOW	622,355	0.13%	508,573	0.12%
Money market	389,747	0.28	432,570	0.22
Savings	162,396	0.15	159,345	0.13
Time, less than $250,000	392,217	0.90	364,777	0.75
Time, $250,000 and over	50,675	0.87	47,219	0.75
Time, brokered	221,156	1.34	198,744	1.32
Total interest-bearing	1,838,546	0.49	1,711,228	0.44
Total deposits	$2,355,371	0.39%	$2,247,555	0.33%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of June 30, 2016:

	June 30, 2016
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$3,475	$6,560	$18,599	$23,744	$52,378
Brokered deposits	47,369	17,749	51,728	111,235	228,081
Total	$50,844	$24,309	$70,327	$134,979	$280,459

Total deposits decreased $13.1 million, or 0.6%, to $2.4 billion as of June 30, 2016 as compared to December 31, 2015. This decrease primarily resulted from noninterest bearing deposits at December 31, 2015 being seasonally inflated by the receipt of real estate tax payments from residential loan customers that we service in the St. Louis area.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $125.0 million and $107.5 million at June 30, 2016 and December 31, 2015, respectively. The weighted average interest rate on our short‑term borrowings was 0.26% and 0.21% at June 30, 2016 and December 31, 2015, respectively.

FHLB Advances and Other Borrowings.  In addition to deposits and short‑term borrowings, we use borrowings from the FHLB and other sources as an additional source of liquidity. During the first six months of 2016, we increased FHLB advances by $57.5 million, which included $15.0 million of short-term FHLB advances due July 2016.

Subordinated Debt.  In June 2015, we issued two tranches of subordinated debt instruments for aggregate proceeds of $55.3 million. For one of the tranches, we issued subordinated notes totaling $15.0 million with a maturity date of June 18, 2025 and a fixed interest rate of 6.50%. For the other tranche, we issued subordinated notes totaling $40.3 million with a maturity date of June 18, 2025. This tranche carries a fixed interest rate of 6.00% for the first five years and a floating rate based on LIBOR plus 435 basis points thereafter.

On January 2, 2013, a third party committed to invest a total of $10.0 million in the form of $8.0 million of subordinated notes and $2.0 million of common stock. On March 26, 2013, we issued 125,000 shares of common stock per the terms of the commitment. In addition, 8.25% subordinated notes totaling $8.0 million were issued on June 28, 2013. These subordinated notes were due June 28, 2021. An 8‑year detachable warrant for the purchase of 125,000 shares at $16.00 per share of our common stock was issued concurrently with the funding of the notes. The detachable warrants became exercisable one year after issuance. The detachable warrants were valued at $0.6 million and recorded on a relative value basis separately in shareholders’ equity. Correspondingly, the value of the subordinated notes was reduced by $0.6 million with the recording of a discount that we were amortizing using the interest method over the life of the subordinated notes. Using proceeds from the initial public offering, the Company repaid these subordinated notes on June 28, 2016 and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount that was established when the subordinated notes were issued.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $83.3 million, or 35.7%, to $316.3 million at June 30, 2016 as compared to December 31, 2015 due to the retention of earnings, issuances of common stock, and an increase in accumulated other comprehensive income. These increases were offset in part by dividends declared on common stock. During the first six months of 2016, we generated net income of $11.9 million and declared dividends of $4.3 million to common shareholders. Shareholders’ equity was also impacted by the issuance of $71.7 million of common stock in our initial public offering. In addition, accumulated other comprehensive income increased $3.4 million during the first six months of 2016 due to increases in unrealized gains on covered non-agency mortgage-backed securities.

Liquidity Management.  Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short‑term and long‑term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Integral to our liquidity management is the administration of short‑term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits; we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short‑ or long‑term basis.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $125.0 million at June 30, 2016 compared to $107.5 million at December 31, 2015. This increase primarily resulted from increased usage of repurchase agreements by our customers.

As of June 30, 2016 and December 31, 2015, we had $68.0 million and $83.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines at either date. In addition, lines of credit from the Federal Reserve Discount Window at June 30, 2016 and December 31, 2015 were $46.9 million and $62.1 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $55.5 million and $76.7 million as of June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, we had $97.5 million and $40.0 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $463.5 million and $422.6 million of additional borrowing capacity with the FHLB as of June 30, 2016 and December 31, 2015, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2016 and December 31, 2015, and our borrowing capacity is limited only by eligible collateral. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact our ability to meet our ongoing short‑term cash obligations.

Regulatory Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting policies.

The Dodd‑Frank Act and the Basel III Rule have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. The table below summarizes the minimum capital requirements applicable to us under the Basel III Rule.

	Basel III
	Well	Adequately
Ratio	Capitalized	Capitalized
Tier 1 leverage ratio	5.0%	4.0%
Common equity Tier 1 risk-based capital ratio (1)	6.5	4.5
Tier 1 risk-based capital ratio	8.0	6.0
Total risk-based capital ratio	10.0	8.0

(1)	The common equity Tier 1 risk‑based ratio is a new ratio created by the Basel III Rule beginning January 1, 2015. It is computed as common equity Tier 1 capital divided by total risk‑based assets.

In addition to the minimum regulatory capital requirements set forth in the table above, the Basel III Rules have implemented a “capital conservation buffer” that is added to the minimum requirements for capital adequacy purposes. A banking organization that fails to meet the required amount of the capital conservation buffer will be subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement is being phased in over a three year period beginning on January 1, 2016. The capital conservation buffer in 2016 is 0.625% and will increase by 0.625% on January 1 of each year until fully phased in at 2.5% on January 1, 2019.

At June 30, 2016, the Bank exceeded all regulatory capital requirements under the Basel III Rules and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 9.85%, a common equity Tier 1 capital ratio of 11.31%, a Tier 1 capital ratio of 11.31% and a total capital ratio of 11.89%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2016:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,695,298	$—	$—	$—	$1,695,298
Time deposits	364,120	282,066	12,970	98	659,254
Securities sold under repurchase agreements	125,014	—	—	—	125,014
FHLB advances and other borrowings	42,580	8	20,000	35,000	97,588
Operating lease obligations	2,474	4,114	3,443	5,893	15,924
Subordinated debt	—	—	—	54,459	54,459
Trust preferred debentures	—	—	—	37,229	37,229
Total contractual obligations	$2,229,486	$286,188	$36,413	$132,679	$2,684,766

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short‑term and long‑term liquidity needs.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk.  Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

Overview.  Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest‑earning assets and interest‑bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

Our board of directors Asset‑Liability Committee (“ALCO”) establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

An asset sensitive position refers to a balance sheet position in which an increase in short‑term interest rates is expected to generate higher net interest income, as rates earned on our interest‑earning assets would reprice upward more quickly than rates paid on our interest‑bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short‑term interest rates is expected to generate lower net interest income, as rates paid on our interest‑bearing liabilities would reprice upward more quickly than rates earned on our interest‑earning assets, thus compressing our net interest margin.

Income Simulation and Economic Value Analysis.  Interest rate risk measurement is calculated and reported to the ALCO at least quarterly. The information reported includes period‑end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

We use two approaches to model interest rate risk: Net Interest Income at Risk (“NII at Risk”) and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
June 30, 2016:
Dollar change	$(2,727)	$2,858	$5,830
Percent change	(2.6)%	2.8%	5.6%
December 31, 2015:
Dollar change	$(759)	$1,356	$2,999
Percent change	(0.9)%	1.5%	3.4%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual −50, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one‑year period. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at June 30, 2016, projects that our earnings are not expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to asset sensitive.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
June 30, 2016:
Dollar change	$(20,033)	$29,935	$54,924
Percent change	(6.4)%	9.6%	17.6%
December 31, 2015:
Dollar change	$(16,147)	$29,080	$55,533
Percent change	(6.3)%	11.3%	21.6%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at June 30, 2016 projects that as interest rates increase immediately, the economic value of equity position will decrease, and as interest rates decrease immediately, the economic value of equity position will increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments, and investments in mortgage‑backed securities.

Non-GAAP Financial Measures

Our management uses the following non-GAAP financial measure in its analysis of our performance: “yield on loans excluding accretion income” and “net interest margin excluding accretion income.”

Yield on Loans Excluding Accretion Income and Net Interest Margin Excluding Accretion Income. Management uses the measures yield on loans excluding accretion income and net interest margin excluding accretion income to assess the impact of purchase accounting on the yield on loans and net interest margin. These metrics better assess the impact of purchase accounting on yield on loans and net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet. We believe that these non-GAAP financial measures provide meaningful additional information about us to assist investors in evaluating our operating results. These non-GAAP financial measures should not be considered substitutes for results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles yield on loans excluding accretion income and net interest margin excluding accretion income to their most comparable GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Yield on Loans:
Reported yield on loans	5.22%	5.70%	4.96%	5.38%
Effect of accretion income on acquired loans	(0.85)%	(1.13)%	(0.58)%	(0.88)%
Yield on loans excluding accretion income	4.37%	4.57%	4.38%	4.50%

Net Interest Margin:
Reported net interest margin	4.20%	4.79%	4.01%	4.60%
Effect of accretion income on acquired loans	(0.68)%	(0.91)%	(0.47)%	(0.71)%
Net interest margin excluding accretion income	3.52%	3.88%	3.54%	3.89%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 64 through 66 of this report.

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our prospectus filed with the SEC on May 24, 2016 pursuant to Rule 424(b)(4) under the Securities Act.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On May 24, 2016, the Company sold 3,044,252 shares of common stock in its initial public offering, and on June 6, 2016, the Company issued an additional 545,813 shares of common stock when the underwriters for the initial public offering fully exercised their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $79.0 million, and after deducting $5.1 million of underwriting discounts and $2.2 million of offering expenses paid to third parties, the Company received total net proceeds of $71.7 million. In addition, certain selling shareholders participated in the offering and sold an aggregate of 594,503 shares of our common stock at an aggregate offering price of $13.1 million. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-210683), which was declared effective by the SEC on May 23, 2016 and registered shares of our common stock with a maximum aggregate offering price of $120.0 million. Sandler O’Neill + Partners, L.P. and Keefe, Bruyette & Woods, Inc. acted as lead book-running managers for the initial public offering. Our common stock is currently traded on the NASDAQ under the symbol “MSBI”.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on May 24, 2016 pursuant to Rule 424(b)(4) under the Securities Act. From the effective date of the registration statement through June 30, 2016, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank, and used $8.0 million to redeem the Company’s outstanding 8.25% subordinated notes due June 2021.

Item 6 – Exhibits

Exhibit No.	Description
21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midland States Bancorp, INC.
Date: August 15, 2016	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)