Form 10-Q
period 2016-09-30
Midland States Bancorp, Inc.
filed 2016-11-09
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of October 31, 2016, the Registrant had 15,415,747 shares of outstanding common stock, $0.01 par value.

Midland States Bancorp, Inc.

Part I – Financial Information

Item 1 – Financial Statements

Midland States Bancorp, Inc.

Consolidated Balance Sheets

(dollars expressed in thousands, except for per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and due from banks	$227,496	$211,976
Federal funds sold	534	499
Cash and cash equivalents	228,030	212,475
Investment securities available for sale, at fair value ($72,093 and $75,979 covered by a FDIC loss-share agreement at September 30, 2016 and December 31, 2015, respectively)	252,212	236,627
Investment securities held to maturity, at amortized cost (fair value of $88,590 and $92,816 at September 30, 2016 and December 31, 2015, respectively)	82,941	87,521
Loans	2,312,778	1,995,589
Allowance for loan losses	(15,559)	(15,988)
Total loans, net	2,297,219	1,979,601
Loans held for sale, at fair value	61,363	54,413
Premises and equipment, net	70,727	73,133
Other real estate owned	4,828	5,472
Nonmarketable equity securities	18,810	15,472
Accrued interest receivable	8,811	7,697
Mortgage servicing rights, at lower of cost or market	64,689	66,651
Intangible assets	5,391	7,004
Goodwill	46,519	46,519
Cash surrender value of life insurance policies	74,276	52,729
Accrued income taxes receivable	1,450	8,754
Deferred tax assets, net	—	1,496
Other assets	30,461	29,260
Total assets	$3,247,727	$2,884,824
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$629,113	$543,401
Interest-bearing	1,790,919	1,824,247
Total deposits	2,420,032	2,367,648
Short-term borrowings	138,289	107,538
FHLB advances and other borrowings	237,543	40,178
Subordinated debt	54,484	61,859
Trust preferred debentures	37,316	37,057
Accrued interest payable	1,875	979
Deferred tax liabilities, net	3,216	—
Other liabilities	33,182	36,509
Total liabilities	2,925,937	2,651,768

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 15,404,423 and 11,797,404 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	154	118
Capital surplus	208,452	135,822
Retained earnings	103,813	90,911
Accumulated other comprehensive income	9,330	6,029
Total Midland States Bancorp, Inc. shareholders’ equity	321,749	232,880
Noncontrolling interest in subsidiaries	41	176
Total shareholders’ equity	321,790	233,056
Total liabilities and shareholders’ equity	$3,247,727	$2,884,824

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(dollars expressed in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans:
Taxable	$26,905	$24,807	$78,142	$74,821
Tax exempt	254	309	899	852
Investment securities:
Taxable	2,940	2,784	8,726	8,589
Tax exempt	892	967	2,739	2,972
Federal funds sold and cash investments	195	82	762	262
Total interest income	31,186	28,949	91,268	87,496
Interest expense:
Deposits	2,189	1,921	6,701	5,320
Short-term borrowings	81	56	217	176
FHLB advances and other borrowings	306	111	698	634
Subordinated debt	873	1,054	2,985	1,671
Trust preferred debentures	472	370	1,373	1,240
Total interest expense	3,921	3,512	11,974	9,041
Net interest income	27,265	25,437	79,294	78,455
Provision for loan losses	1,392	6,699	3,146	10,075
Net interest income after provision for loan losses	25,873	18,738	76,148	68,380
Noninterest income:
Commercial FHA revenue	3,260	5,914	18,360	17,130
Residential mortgage banking revenue	4,990	3,490	7,148	14,305
Wealth management revenue	1,941	1,808	5,596	5,461
Merchant services revenue	427	419	1,287	1,097
Service charges on deposit accounts	1,044	1,022	2,916	2,990
Interchange revenue	920	895	2,829	2,703
FDIC loss-sharing expense	—	(57)	(1,661)	(354)
Gain on sales of investment securities, net	39	1	315	160
Other-than-temporary impairment on investment securities	—	(299)	(824)	(461)
Gain on sales of other real estate owned	33	92	112	417
Other income	2,283	1,179	5,494	3,235
Total noninterest income	14,937	14,464	41,572	46,683
Noninterest expense:
Salaries and employee benefits	16,568	14,932	48,967	49,588
Occupancy and equipment	3,271	3,114	9,815	9,727
Data processing	2,586	2,541	7,830	7,651
FDIC insurance	388	371	1,350	1,514
Professional	1,877	2,075	5,151	6,608
Marketing	717	855	2,009	2,247
Communications	546	506	1,609	1,791
Loan expense	314	789	1,351	2,349
Other real estate owned	179	203	748	660
Amortization of intangible assets	514	597	1,613	1,863
Other	1,703	1,840	6,762	6,073
Total noninterest expense	28,663	27,823	87,205	90,071
Income before income taxes	12,147	5,379	30,515	24,992
Income taxes	4,102	1,928	10,562	8,281
Net income	8,045	3,451	19,953	16,711
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(6)	6	(6)	82
Net income attributable to Midland States Bancorp, Inc.	$8,051	$3,445	$19,959	$16,629
Per common share data:
Basic earnings per common share	$0.51	$0.29	$1.46	$1.39
Diluted earnings per common share	$0.51	$0.28	$1.43	$1.36
Weighted average common shares outstanding	15,578,703	11,911,414	13,637,997	11,895,337
Weighted average diluted common shares outstanding	15,858,273	12,130,529	13,902,664	12,111,695

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars expressed in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$8,045	$3,451	$19,953	$16,711
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(233)	2,136	5,789	222
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(39)	(1)	(315)	(160)
Income tax effect	110	(859)	(2,203)	(25)
Change in investment securities available for sale, net of tax	(162)	1,276	3,271	37
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	(3)	(49)	(42)	(187)
Income tax effect	1	20	17	103
Change in investment securities held to maturity, net of tax	(2)	(29)	(25)	(84)
Cash flow hedges:
Change in fair value of interest rate swap	32	21	93	56
Income tax effect	(13)	(13)	(38)	(25)
Change in cash flow hedges, net of tax	19	8	55	31
Other comprehensive (loss) income, net of tax	(145)	1,255	3,301	(16)
Total comprehensive income	7,900	4,706	23,254	16,695
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(6)	6	(6)	82
Total comprehensive income attributable to Midland States Bancorp, Inc.	$7,906	$4,700	$23,260	$16,613

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine Months Ended September 30, 2016 and 2015

(dollars expressed in thousands, except for per share data)

				Accumulated	Midland States
				other	Bancorp, Inc.’s	Noncontrolling
	Common	Capital	Retained	comprehensive	Shareholders’	interests in
	stock	surplus	earnings	income	Equity	subsidiaries	Total
Balances, December 31, 2015	$118	$135,822	$90,911	$6,029	$232,880	$176	$233,056
Net income	—	—	19,959	—	19,959	(6)	19,953
Cash distributions to noncontrolling interests	—	—	—	—	—	(129)	(129)
Compensation expense for stock option grants	—	315	—	—	315	—	315
Amortization of restricted stock awards	—	387	—	—	387	—	387
Common dividends declared ($0.54 per share)	—	—	(7,057)	—	(7,057)	—	(7,057)
Initial public offering of 3,590,065 shares of common stock, net of issuance costs	36	71,439	—	—	71,475	—	71,475
Issuance of common stock under employee benefit plans	—	489	—	—	489	—	489
Other comprehensive income	—	—	—	3,301	3,301	—	3,301
Balances, September 30, 2016	$154	$208,452	$103,813	$9,330	$321,749	$41	$321,790

Balances, December 31, 2014	$117	$134,423	$74,279	$10,637	$219,456	$473	$219,929
Net income	—	—	16,629	—	16,629	82	16,711
Cash distributions to noncontrolling interests	—	—	—	—	—	(345)	(345)
Compensation expense for stock option grants	—	287	—	—	287	—	287
Amortization of restricted stock awards	—	389	—	—	389	—	389
Common dividends declared ($0.48 per share)	—	—	(5,680)	—	(5,680)	—	(5,680)
Issuance of common stock under employee benefit plans	1	349	—	—	350	—	350
Other comprehensive loss	—	—	—	(16)	(16)	—	(16)
Balances, September 30, 2015	$118	$135,448	$85,228	$10,621	$231,415	$210	$231,625

See accompanying notes to consolidated financial statements.

Midland States Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars expressed in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$19,953	$16,711
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,146	10,075
Depreciation on premises and equipment	3,816	3,791
Amortization of intangible assets	1,613	1,863
FDIC loss-sharing expense	1,661	354
Amortization of restricted stock awards	387	389
Compensation expense for stock option grants	315	287
Increase in cash surrender value of life insurance	(1,547)	(1,016)
Investment securities amortization, net	840	905
Other-than-temporary impairment on investment securities	824	461
Gain on sales of investment securities, net	(315)	(160)
Gain on sales of other real estate owned	(112)	(417)
Write-down of other real estate owned	219	49
Origination of loans held for sale	(894,445)	(779,821)
Proceeds from sales of loans held for sale	907,306	836,133
Gain on loans sold and held for sale	(28,827)	(29,557)
Amortization of mortgage servicing rights	4,410	3,739
Impairment on mortgage servicing rights	6,093	676
Net change in operating assets and liabilities:
Accrued interest receivable	(1,114)	(150)
Accrued interest payable	896	823
Accrued income taxes receivable	7,304	(2,193)
Other assets	460	2,776
Other liabilities	(2,485)	5,945
Net cash provided by operating activities	30,398	71,663
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(64,396)	(43,244)
Sales	31,191	61,629
Maturities and payments	22,038	23,306
Investment securities held to maturity:
Purchases	(2,401)	(603)
Maturities	6,646	9,818
Net increase in loans	(325,009)	(184,955)
Purchases of premises and equipment	(1,410)	(4,875)
Purchase of bank-owned life insurance	(20,000)	(20,000)
Purchases of nonmarketable equity securities	(3,428)	(5,311)
Sales of nonmarketable equity securities	90	1,918
Proceeds from sales of other real estate owned	4,423	4,886
Net cash paid in acquisitions	—	(20,053)
Net cash used in investing activities	(352,256)	(177,484)
Cash flows from financing activities:
Net increase in deposits	52,384	147,953
Net increase (decrease) in short-term borrowings	30,751	(20,891)
Proceeds from FHLB borrowings	850,000	47,500
Payments made on FHLB borrowings	(652,500)	(57,500)
Payments made on other borrowings	—	(14,130)
Proceeds from issuance of subordinated debt, net of issuance costs	—	55,325
Payments made on subordinated debt	(8,000)	—
Cash dividends paid on common stock	(7,057)	(5,680)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	71,475	—
Proceeds from issuance of common stock under employee benefit plans	489	350
Cash distributions to noncontrolling interests	(129)	(345)
Net cash provided by financing activities	337,413	152,582
Net increase in cash and cash equivalents	15,555	46,761
Cash and cash equivalents:
Beginning of year	$212,475	$159,903
End of year	$228,030	$206,664
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$11,078	$8,218
Income tax paid	157	10,091
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$4,245	$2,908

See accompanying notes to consolidated financial statements

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Business Description

Midland States Bancorp, Inc. (“the Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Our 135-year old banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides traditional community banking and other complementary financial services, including lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities and operate a commercial equipment leasing business on a nationwide basis.

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

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; merchant services; and, from time to time, gains on sales of assets. With the acquisition of LSHC, we expanded our income sources to include a greater emphasis on residential mortgage loan origination and servicing, Love Funding Corporation’s (“Love Funding”) commercial Federal Housing Administration (“FHA”) loan origination and servicing, and Heartland Business Credit Corporation’s (“Business Credit”) interest income on indirect financing leases. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Initial Public Offering

On May 24, 2016, we completed our initial public offering and received gross proceeds of $67.0 million for the 3,044,252 shares of common stock sold by us in the offering. On June 6, 2016, we received additional gross proceeds of $12.0 million for the 545,813 shares of common stock sold when the underwriters fully exercised their option to purchase additional shares of common stock. After deducting underwriting discounts and offering expenses, we received total net proceeds of $71.5 million from the initial public offering.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto as of and for the years ended December 31, 2015, 2014 and 2013, included in our registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on May 23, 2016.

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

The Company operates through its wholly owned subsidiary bank, Midland States Bank, headquartered in Effingham, Illinois. The Bank operates through its branch banking offices and subsidiaries: Love Funding, Business Credit, and Heartland Premier LLC (“Premier”). All of the subsidiaries are wholly owned by the Bank as of September 30, 2016, except for Premier, which was formed as a joint venture mortgage origination operation, of which the Bank owns 51% and acts as a manager. Heartland Preferred Mortgage Company LLC (“Preferred”), formerly a subsidiary of the Bank, was a joint venture mortgage origination operation, of which the Bank owned 51% and acted as a manager.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Preferred was dissolved on May 27, 2016.  Premier and Preferred are included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of shareholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss attributable to the noncontrolling ownership interest is reported as “net (loss) income attributable to noncontrolling interest in subsidiaries” in the consolidated statements of income.

Use of Estimates

In preparing the consolidated financial statements, we are required to make estimates and assumptions, which significantly affect the amounts reported in the consolidated financial statements. Significant estimates that are particularly susceptible to change include the fair value of investment securities, the determination of the allowance for loan losses, estimated fair values of purchased loans, valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the carrying value of mortgage servicing rights. While management uses its best judgment, actual results may differ from those estimates. Current economic and market conditions significantly affect the judgments.

Summary of Significant Accounting Policies

The accompanying consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our consolidated financial statements as of and for the periods ended December 31, 2015, 2014 and 2013, included in our registration statement on Form S-1 filed with the SEC on May 23, 2016. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations and cash flows. The results of operations for acquired companies are included from the dates of acquisition. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Impact of New Financial Accounting Standards

FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification (“ASC”). The ASU requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to receive in exchange for those goods or services. The ASU identifies specific steps that entities should apply to achieve this principle. The new guidance was originally effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

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

FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” – In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. The ASU requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

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

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better understand their credit loss estimates. For public companies that are SEC filers, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” – In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public business entities, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted for any organization in any interim period or fiscal year. The Company is currently

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

Note 3 – Acquisitions

On December 31, 2014, the Company completed its acquisition of LSHC. At closing, LSHC primarily consisted of Heartland Bank, its wholly owned subsidiaries Love Funding and Business Credit, and $40.0 million of trust preferred debentures. Heartland Bank provided commercial and retail banking services in the St. Louis metropolitan area, its primary market, through the operation of 10 full-service banking offices, a full-service cyber office, three limited service loan production offices, and a retirement center office in Missouri, and one branch office in Colorado.  Love Funding is an approved FHA insured lender and Government National Mortgage Association issuer engaged in commercial mortgage origination and servicing, and Business Credit provides custom leasing and financing programs to equipment and software vendors.

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

Pending Acquisition at September 30, 2016

On February 23, 2016, the Bank and Sterling National Bank of Yonkers, New York (“Sterling”) entered into a Trust Company Agreement and Plan of Merger (“Merger Agreement”), pursuant to which the Bank will acquire approximately $400.0 million in wealth management assets from Sterling. Under the terms of the Merger Agreement, the Bank will pay Sterling approximately $4.8 million in cash, with an expected closing date in the fourth quarter of 2016. The transaction is subject to regulatory approval and other customary closing conditions.

Note 4 – Investment Securities Available for Sale

Investment securities classified as available for sale as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$35,499	$13	$6	$35,506
Government sponsored entity debt securities	8,788	202	—	8,990
Agency mortgage-backed securities	67,536	1,134	14	68,656
Non-agency mortgage-backed securities	1	—	—	1
Covered non-agency mortgage-backed securities (1)	58,376	14,386	669	72,093
State and municipal securities	21,724	271	15	21,980
Corporate securities	44,853	526	393	44,986
Total	$236,777	$16,532	$1,097	$252,212

(1)

All covered non‑agency mortgage‑backed securities were covered under the loss‑sharing agreement we entered into with the Federal Deposit Insurance Corporation (the “FDIC”) in connection with a 2009 acquisition. This agreement had a seven year term that expired on July 1, 2016 with respect to losses. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements as more fully described in Note 21 to the Consolidated Financial Statements. None of our other investment securities were covered under a loss‑sharing agreement with the FDIC.

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

(1)

All covered non‑agency mortgage‑backed securities were covered under the loss‑sharing agreement we entered into with the FDIC in connection with a 2009 acquisition. This agreement had a seven year term that expired on July 1, 2016 with respect to losses. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements as more fully described in Note 21 to the Consolidated Financial Statements. None of our other investment securities were covered under a loss‑sharing agreement with the FDIC.

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

Unrealized losses and fair values for investment securities available for sale as of September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$17,994	$6	$—	$—	$17,994	$6
Government sponsored entity debt securities	—	—	—	—	—	—
Agency mortgage-backed securities	5,066	14	—	—	5,066	14
Covered non-agency mortgage-backed securities	429	27	4,895	642	5,324	669
State and municipal securities	3,417	15	—	—	3,417	15
Corporate securities	10,896	386	2,984	7	13,880	393
Total	$37,802	$448	$7,879	$649	$45,681	$1,097

	December 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$42,301	$182	$—	$—	$42,301	$182
Government sponsored entity debt securities	4,229	8	—	—	4,229	8
Agency mortgage-backed securities	19,404	167	1,932	43	21,336	210
Covered non-agency mortgage-backed securities	14,149	1,114	1,431	190	15,580	1,304
State and municipal securities	4,959	20	812	4	5,771	24
Corporate securities	11,245	172	813	23	12,058	195
Total	$96,287	$1,663	$4,988	$260	$101,275	$1,923

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

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

securities; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

At September 30, 2016 and December 31, 2015, 30 and 54 available-for-sale securities, respectively, had unrealized losses with aggregate depreciation of 2.35% and 1.86%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for a period of time sufficient for a recovery in value, no declines are deemed to be other-than-temporary.

During the three months ended September 30, 2016, there was no OTTI recognized. During the nine months ended September 30, 2016, the Company determined that three covered non-agency mortgage-backed securities had OTTI of $824,000, primarily resulting from changes in expected cash flows. These amounts were recognized as losses in the consolidated statements of income.

During the three months ended September 30, 2015, the Company determined that two covered non-agency mortgage-backed securities had OTTI of $299,000, primarily resulting from changes in expected cash flows. During the nine months ended September 30, 2015, the Company determined that three covered non-agency mortgage-backed securities had OTTI of $461,000, primarily resulting from changes in expected cash flows.  These amounts were recognized as losses in the consolidated statements of income.

The following is a summary of the amortized cost and fair value of available-for-sale investment securities, by maturity, at September 30, 2016 (in thousands). The maturities of agency, non-agency and covered non-agency mortgage-backed securities are based on expected maturities.  Expected maturities may differ from contractual maturities in mortgage‑backed securities because the mortgages underlying the securities may be prepaid without any penalties. The maturities of all other available-for-sale investment securities are based on final contractual maturity.

	Amortized	Fair
	cost	value
Within one year	$46,521	$46,450
After one year through five years	109,963	120,369
After five years through ten years	64,747	68,130
After ten years	15,546	17,263
Total	$236,777	$252,212

Gross realized gains from the sale of securities available for sale were $39,000 and $315,000 for the three and nine months ended September 30, 2016, respectively. There were no gross realized losses for the three or nine months ended September 30, 2016.

Gross realized gains from the sale of securities available for sale were $1,000 and $335,000 for the three and nine months ended September 30, 2015, respectively. Gross realized losses were $175,000 for the nine months ended September 30, 2015. There were no gross realized losses for the three months ended September 30, 2015.

Note 5 – Investment Securities Held to Maturity

Investment securities classified as held to maturity as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$82,941	$5,724	$75	$88,590

December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$87,521	$5,364	$69	$92,816

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

Unrealized losses and fair value for investment securities held to maturity as of September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

September 30, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$605	$2	$3,306	$73	$3,911	$75

December 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$3,573	$24	$2,743	$45	$6,316	$69

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

At September 30, 2016 and December 31, 2015, 17 and 25 held-to-maturity securities, respectively, had unrealized losses with aggregate depreciation of 1.88% and 1.08%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider who issued the securities and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of held-to-maturity securities as of September 30, 2016, by contractual maturity, are as follows (in thousands):

	Amortized	Fair
	cost	value
Within one year	$1,734	$1,738
After one year through five years	17,166	17,834
After five years through ten years	43,234	47,114
After ten years	20,807	21,904
Total	$82,941	$88,590

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 – Loans

The following table presents total loans outstanding by portfolio, which includes Purchased Credit-Impaired (“PCI”) loans, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Loans:
Commercial	$545,069	$499,573
Commercial real estate	956,298	876,784
Construction and land development	163,900	150,266
Total commercial loans	1,665,267	1,526,623
Residential real estate	216,935	163,224
Consumer	248,131	161,512
Lease financing	182,445	144,230
Total loans	$2,312,778	$1,995,589

Total loans include net deferred loan fees of $3.5 million and $5.8 million at September 30, 2016 and December 31, 2015, respectively, and unearned discounts of $19.7 million and $15.7 million within the lease financing portfolio at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, the Company had commercial and residential loans held for sale totaling $61.4 million and $54.4 million, respectively.  During the three and nine months ended September 30, 2016, the Company sold commercial and residential real estate loans with proceeds totaling $450.9 million and $907.3 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $299.7 million and $836.1 million for the comparable periods in 2015, respectively.

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

Residential real estate—Loans secured by residential properties that in general do not qualify for secondary market sale; however, the risk to return and/or overall relationship are considered acceptable to the Company. This category also includes loans whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

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

Commercial, commercial real estate, construction and land development loans are collectively referred to as the Company’s commercial loan portfolio, while residential real estate and consumer loans and lease financing receivables are collectively referred to as the Company’s other loan portfolio.

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $21.5 million and $39.2 million at September 30, 2016 and December 31, 2015, respectively. During the three and nine months ended September 30, 2016, there were $468,000 and $10.6 million, respectively, of new loans and other additions, while repayments and other reductions totaled $2.2 million and $28.5 million, respectively.

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

The Company maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio, including the accuracy of loan grades. The Company also maintains an independent appraisal review function that participates in the review of all appraisals obtained by the Company.

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

The Company considers all loans with Risk Grades of 1 – 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered “watch

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

credits” and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 – 10 are considered problematic and require special care. Further, loans with Risk Grades of 7 – 10 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company’s special assets group. Loans not graded are small loans that are monitored by aging status and payment activity.

The following table presents the recorded investment of commercial loans (excluding PCI loans) by risk category as of September 30, 2016 (in thousands):

		Commercial	Construction and
	Commercial	Real Estate	Land Development	Total
Acceptable credit quality	$518,512	$910,187	$147,490	$1,576,189
Special mention	5,293	9,411	—	14,704
Substandard	11,516	21,072	450	33,038
Substandard – nonaccrual	5,520	6,551	—	12,071
Doubtful	—	—	—	—
Not graded	611	1,610	4,483	6,704
Total (excluding PCI)	$541,452	$948,831	$152,423	$1,642,706

The Company evaluates the credit quality of its other loans based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loans (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of September 30, 2016 (in thousands):

	Residential		Lease
	Real Estate	Consumer	Financing	Total
Performing	$205,901	$247,634	$181,718	$635,253
Impaired	4,466	202	727	5,395
Total (excluding PCI)	$210,367	$247,836	$182,445	$640,648

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

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at September 30, 2016 and December 31, 2015 do not include $29.4 million and $38.5 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Nonaccrual loans:
Commercial	$5,520	$5,702
Commercial real estate	6,551	8,844
Construction and land development	—	—
Residential real estate	4,063	3,516
Consumer	97	2
Lease financing	727	398
Total nonaccrual loans	16,958	18,462
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	351	865
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	—	228
Consumer	105	49
Lease financing	—	—
Total accruing loans contractually past due 90 days or more as to interest or principal payments	456	1,142
Loans modified under troubled debt restructurings:
Commercial	648	3
Commercial real estate	11,397	4,873
Construction and land development	64	—
Residential real estate	403	411
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings	12,512	5,287
Total impaired loans (excluding PCI)	$29,926	$24,891

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2016 and 2015 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $243,000 and $484,000 for the three and nine months ended September 30, 2016, respectively, and $172,000 and $741,000 for the comparable periods in 2015, respectively. The Company recognized interest income on loans modified under troubled debt restructurings‑commercial and commercial real estate of $90,000 and $196,000 for the three and nine months ended September 30, 2016, respectively, and $104,000 and $316,000 for the comparable periods in 2015, respectively.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents impaired loans (excluding PCI loans) by portfolio which are individually evaluated as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016			December 31, 2015
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$6,119	$9,448	$1,962	$5,789	$8,760	$1,797
Commercial real estate	2,067	2,256	145	9,197	9,489	514
Construction and land development	64	64	6	—	26	—
Residential real estate	3,137	3,750	567	3,206	3,798	626
Consumer	202	113	37	51	52	7
Lease financing	727	727	69	398	398	50
Total impaired loans with a valuation allowance	12,316	16,358	2,786	18,641	22,523	2,994
Impaired loans with no related valuation allowance:
Commercial	400	445	—	781	781	—
Commercial real estate	15,881	16,107	—	4,520	5,840	—
Construction and land development	—	—	—	—	—	—
Residential real estate	1,329	1,493	—	949	989	—
Consumer	—	91	—	—	—	—
Lease financing	—	—	—	—	—	—
Total impaired loans with no related valuation allowance	17,610	18,136	—	6,250	7,610	—
Total impaired loans:
Commercial	6,519	9,893	1,962	6,570	9,541	1,797
Commercial real estate	17,948	18,363	145	13,717	15,329	514
Construction and land development	64	64	6	—	26	—
Residential real estate	4,466	5,243	567	4,155	4,787	626
Consumer	202	204	37	51	52	7
Lease financing	727	727	69	398	398	50
Total impaired loans (excluding PCI)	$29,926	$34,494	$2,786	$24,891	$30,133	$2,994

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance was $4.6 million and $5.2 million at September 30, 2016 and December 31, 2015, respectively.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended September 30, 2016 and 2015 are included in the table below (in thousands):

	Three Months Ended September 30,
	2016		2015
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$6,426	$23	$10,972	$3
Commercial real estate	2,170	65	9,475	101
Construction and land development	65	3	9	—
Residential real estate	3,157	13	2,114	12
Consumer	115	—	35	—
Lease financing	727	—	649	—
Total impaired loans with a valuation allowance	12,660	104	23,254	116
Impaired loans with no related valuation allowance:
Commercial	439	2	383	—
Commercial real estate	15,610	—	4,632	—
Construction and land development	—	—	—	—
Residential real estate	1,341	1	1,364	3
Consumer	91	—	11	—
Lease financing	—	—	—	—
Total impaired loans with no related valuation allowance	17,481	3	6,390	3
Total impaired loans:
Commercial	6,865	25	11,355	3
Commercial real estate	17,780	65	14,107	101
Construction and land development	65	3	9	—
Residential real estate	4,498	14	3,478	15
Consumer	206	—	46	—
Lease financing	727	—	649	—
Total impaired loans (excluding PCI)	$30,141	$107	$29,644	$119

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the nine months ended September 30, 2016 and 2015 are included in the table below (in thousands):

	Nine Months Ended September 30,
	2016		2015
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$8,115	$24	$12,435	$6
Commercial real estate	2,273	115	9,897	234
Construction and land development	66	6	35	—
Residential real estate	3,234	24	2,163	25
Consumer	118	—	35	—
Lease financing	727	—	649	—
Total impaired loans with a valuation allowance	14,533	169	25,214	265
Impaired loans with no related valuation allowance:
Commercial	313	1	663	—
Commercial real estate	15,742	56	4,970	76
Construction and land development	—	—	18	—
Residential real estate	1,364	3	1,641	6
Consumer	91	—	42	8
Lease financing	—	—	—	—
Total impaired loans with no related valuation allowance	17,510	60	7,334	90
Total impaired loans:
Commercial	8,428	25	13,098	6
Commercial real estate	18,015	171	14,867	310
Construction and land development	66	6	53	—
Residential real estate	4,598	27	3,804	31
Consumer	209	—	77	8
Lease financing	727	—	649	—
Total impaired loans (excluding PCI)	$32,043	$229	$32,548	$355

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of September 30, 2016 (in thousands):

			Accruing
			Loans
	31-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$2,974	$2,979	$351	$5,520	$11,824	$529,628	$541,452
Commercial real estate	768	503	—	6,551	7,822	941,009	948,831
Construction and land development	—	22	—	—	22	152,401	152,423
Residential real estate	782	902	—	4,063	5,747	204,620	210,367
Consumer	952	414	105	97	1,568	246,268	247,836
Lease financing	22	—	—	727	749	181,696	182,445
Total (excluding PCI)	$5,498	$4,820	$456	$16,958	$27,732	$2,255,622	$2,283,354

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

Troubled Debt Restructurings

A loan is categorized as a troubled debt restructuring (“TDR”) if a concession is granted to provide for a reduction of either interest or principal due to deterioration in the financial condition of the borrower.  TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loans, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt.  Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $191,000 and $109,000 as of September 30, 2016 and December 31, 2015, respectively. The Company had $164,000 of unfunded commitments in connection with TDRs at September 30, 2016. The Company had no unfunded commitments in connection with TDRs at December 31, 2015.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes.  The following table presents TDRs by loan portfolio (excluding PCI loans) as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$648	$34	$682	$3	$40	$43
Commercial real estate	11,397	5,102	16,499	4,873	5,332	10,205
Construction and land development	64	—	64	—	—	—
Residential real estate	403	335	738	411	383	794
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$12,512	$5,471	$17,983	$5,287	$5,755	$11,042

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2016 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2016 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended September 30, 2016:
Troubled debt restructurings:
Number of loans	—	2	—	—	—	—	2
Pre-modification outstanding balance	$—	$10,207	$—	$—	$—	$—	$10,207
Post-modification outstanding balance	—	10,207	—	—	—	—	10,207

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the nine months ended September 30, 2016:
Troubled debt restructurings:
Number of loans	3	2	—	—	—	—	5
Pre-modification outstanding balance	$685	$10,207	$—	$—	$—	$—	$10,892
Post-modification outstanding balance	647	10,207	—	—	—	—	10,854

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2015 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2015 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended September 30, 2015:
Troubled debt restructurings:
Number of loans	1	—	—	—	—	—	1
Pre-modification outstanding balance	$42	$—	$—	$—	$—	$—	$42
Post-modification outstanding balance	42	—	—	—	—	—	42

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the nine months ended September 30, 2015:
Troubled debt restructurings:
Number of loans	1	—	—	—	—	—	1
Pre-modification outstanding balance	$42	$—	$—	$—	$—	$—	$42
Post-modification outstanding balance	42	—	—	—	—	—	42

Troubled debt restructurings that subsequently defaulted
Number of loans	—	1	—	—	—	—	1
Recorded balance	$—	$71	$—	$—	$—	$—	$71

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

Lease Financing Receivables – Our indirect financing leases are primarily for business equipment leased to varying types of small businesses.  If the cash flow from business operations is reduced, the businesses ability to repay may become impaired.

Changes in the allowance for loan losses for the three months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,
	2016			2015
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$13,629	$1,123	$14,752	$14,464	$1,742	$16,206
Provision for loan losses	1,156	236	1,392	6,681	18	6,699
Loan charge-offs	(806)	(58)	(864)	(7,930)	(19)	(7,949)
Loan recoveries	250	29	279	172	29	201
Net loan charge-offs	(556)	(29)	(585)	(7,758)	10	(7,748)
Balance at end of period	$14,229	$1,330	$15,559	$13,387	$1,770	$15,157

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Changes in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Nine Months Ended September 30,
	2016			2015
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$14,093	$1,895	$15,988	$10,504	$1,796	$12,300
Provision for loan losses	3,752	(606)	3,146	10,163	(88)	10,075
Loan charge-offs	(4,228)	(58)	(4,286)	(8,914)	(31)	(8,945)
Loan recoveries	612	99	711	1,634	93	1,727
Net loan charge-offs	(3,616)	41	(3,575)	(7,280)	62	(7,218)
Balance at end of period	$14,229	$1,330	$15,559	$13,387	$1,770	$15,157

During the three and nine months ended September 30, 2016, the Company recorded $806,000 and $4.2 million, respectively, of non-PCI loan charge-offs. The nine month period amounts included a $1.6 million charge-off on a nonperforming commercial loan to one borrower and a $530,000 charge-off on nonperforming commercial loans related to a single credit relationship as a result of the deterioration in the borrower’s collateral position on the respective loans during the first quarter of 2016.

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended September 30, 2016:
Beginning balance	$6,186	$3,511	$569	$2,584	$827	$1,075	$14,752
Provision for loan losses	1,216	(12)	(271)	220	326	(87)	1,392
Charge-offs	(251)	(214)	(1)	(153)	(91)	(154)	(864)
Recoveries	36	129	13	32	20	49	279
Ending balance	$7,187	$3,414	$310	$2,683	$1,082	$883	$15,559

Changes in allowance for loan losses for the three months ended September 30, 2015:
Beginning balance	$5,488	$7,657	$435	$1,883	$611	$132	$16,206
Provision for loan losses	7,294	(2,097)	48	799	282	373	6,699
Charge-offs	(7,486)	(12)	(23)	(318)	(110)	—	(7,949)
Recoveries	56	57	8	52	25	3	201
Ending balance	$5,352	$5,605	$468	$2,416	$808	$508	$15,157

Changes in allowance for loan losses for the nine months ended September 30, 2016:
Beginning balance	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Provision for loan losses	2,619	(1,520)	(154)	886	479	836	3,146
Charge-offs	(2,513)	(461)	(1)	(454)	(225)	(632)	(4,286)
Recoveries	164	216	30	131	79	91	711
Ending balance	$7,187	$3,414	$310	$2,683	$1,082	$883	$15,559

Changes in allowance for loan losses for the nine months ended September 30, 2015:
Beginning balance	$2,284	$6,925	$486	$2,038	$567	$—	$12,300
Provision for loan losses	9,514	(1,316)	(4)	922	386	573	10,075
Charge-offs	(7,587)	(307)	(39)	(665)	(237)	(110)	(8,945)
Recoveries	1,141	303	25	121	92	45	1,727
Ending balance	$5,352	$5,605	$468	$2,416	$808	$508	$15,157

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2016 and December 31, 2015 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
September 30, 2016:

Allowance for loan losses:
Loans individually evaluated for impairment	$1,950	$118	$6	$359	$14	$5	$2,452
Loans collectively evaluated for impairment	12	27	—	207	23	65	334
Non-impaired loans collectively evaluated for impairment	4,569	3,041	304	1,694	1,022	813	11,443
Loans acquired with deteriorated credit quality (1)	656	228	—	423	23	—	1,330
Total allowance for loan losses	$7,187	$3,414	$310	$2,683	$1,082	$883	$15,559
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$6,423	$17,728	$64	$2,752	$14	$198	$27,179
Impaired loans collectively evaluated for impairment	96	220	—	1,714	188	529	2,747
Non-impaired loans collectively evaluated for impairment	534,933	930,883	152,359	205,901	247,634	181,718	2,253,428
Loans acquired with deteriorated credit quality (1)	3,617	7,467	11,477	6,568	295	—	29,424
Total recorded investment (loan balance)	$545,069	$956,298	$163,900	$216,935	$248,131	$182,445	$2,312,778

December 31, 2015:

Allowance for loan losses:
Loans individually evaluated for impairment	$1,765	$479	$—	$452	$—	$—	$2,696
Loans collectively evaluated for impairment	32	35	—	174	7	50	298
Non-impaired loans collectively evaluated for impairment	4,745	3,662	419	1,000	735	538	11,099
Loans acquired with deteriorated credit quality (1)	375	1,003	16	494	7	—	1,895
Total allowance for loan losses	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$6,316	$13,434	$—	$2,778	$—	$—	$22,528
Impaired loans collectively evaluated for impairment	254	283	—	1,377	51	398	2,363
Non-impaired loans collectively evaluated for impairment	486,875	849,027	140,207	151,111	161,169	143,832	1,932,221
Loans acquired with deteriorated credit quality (1)	6,128	14,040	10,059	7,958	292	—	38,477
Total recorded investment (loan balance)	$499,573	$876,784	$150,266	$163,224	$161,512	$144,230	$1,995,589

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Changes in the accretable yield for PCI loans were as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$6,729	$14,237	$10,526	$16,198
Accretion	(1,810)	(1,006)	(7,066)	(3,013)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	179	—	(96)	67
Reclassification from non-accretable	2,568	325	4,302	304
Balance at end of period	$7,666	$13,556	$7,666	$13,556

The fair value of PCI loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.

The carrying amount of covered loans and non-covered loans as of September 30, 2016 and December 31, 2015 consisted of PCI loans and non-PCI loans as shown in the following table (in thousands):

	September 30, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Covered loans: (1)
Commercial	$—	$—	$—	$378	$1,067	$1,445
Commercial real estate	—	—	—	876	318	1,194
Construction and land development	—	—	—	—	—	—
Residential real estate	688	98	786	715	275	990
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total covered loans	688	98	786	1,969	1,660	3,629

Non-covered loans:
Commercial	541,452	3,617	545,069	493,067	5,061	498,128
Commercial real estate	948,831	7,467	956,298	861,868	13,722	875,590
Construction and land development	152,423	11,477	163,900	140,207	10,059	150,266
Residential real estate	209,679	6,470	216,149	154,551	7,683	162,234
Consumer	247,836	295	248,131	161,220	292	161,512
Lease financing	182,445	—	182,445	144,230	—	144,230
Total non-covered loans	2,282,666	29,326	2,311,992	1,955,143	36,817	1,991,960
Total loans	$2,283,354	$29,424	$2,312,778	$1,957,112	$38,477	$1,995,589

(1)

Covered loans include loans from our 2010 acquisition. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements as more fully described in Note 21 to the Consolidated Financial Statements.

The outstanding customer balance for PCI loans totaled $37.1 million and $44.5 million as of September 30, 2016 and December 31, 2015, respectively.

Note 7 – Mortgage Servicing Rights

At September 30, 2016 and December 31, 2015, the Company serviced mortgage loans for others totaling $5.63 billion and $5.48 billion, respectively.  A summary of mortgage loans serviced for others as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Commercial FHA mortgage loans	$3,806,872	$3,649,524
Residential mortgage loans	1,821,151	1,826,280
Total loans serviced for others	$5,628,023	$5,475,804

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Changes in our mortgage servicing rights were as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$68,395	$64,921	$67,218	$62,900
Servicing rights capitalized – commercial FHA mortgage loans	3,506	1,411	5,777	2,866
Servicing rights capitalized – residential mortgage loans	1,125	1,105	2,764	4,185
Amortization – commercial FHA mortgage loans	(592)	(552)	(1,741)	(1,708)
Amortization – residential mortgage loans	(1,085)	(673)	(2,669)	(2,031)
Balance at end of period	71,349	66,212	71,349	66,212
Valuation allowances:
Balance at beginning of period	5,587	—	567	119
Additions	1,073	795	6,301	1,630
Reductions	—	—	(208)	(954)
Balance at end of period	6,660	795	6,660	795
Mortgage servicing rights, net	$64,689	$65,417	$64,689	$65,417
Fair value:
At beginning of period	$62,960	$66,442	$66,700	$62,781
At end of period	$64,689	$66,074	$64,689	$66,074

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at September 30, 2016 and December 31, 2015. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
September 30, 2016:
Commercial FHA mortgage loans	0.13%	3.75%	30.3	8.33%	$1,000	10 - 13%
Residential mortgage loans	0.27%	3.93%	24.2	18.42%	$73.46	9 - 11%

December 31, 2015:
Commercial FHA mortgage loans	0.12%	3.85%	30.6	8.53%	$1,000	10 - 13%
Residential mortgage loans	0.27%	3.96%	24.4	11.22%	$73.66	9 - 11%

We recognize revenue from servicing commercial FHA and residential mortgages as earned based on the specific contractual terms. This revenue, along with amortization of and changes in impairment on servicing rights, is reported in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. Mortgage servicing rights do not trade in an active market with readily observable prices. The fair value of mortgage servicing rights and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured residential and commercial mortgages and conventional residential mortgages. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, cost to service, contractual servicing fee income, ancillary income, late fees, replacement reserves and other economic factors that are determined based on current market conditions.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8 – Intangible Assets

The Company’s intangible assets, consisting of core deposit and trust relationship intangibles, as of September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$20,542	$(15,770)	$4,772	$20,542	$(14,471)	$6,071
Customer relationship intangibles	3,141	(2,522)	619	3,141	(2,208)	933
Total intangible assets	$23,683	$(18,292)	$5,391	$23,683	$(16,679)	$7,004

Amortization of intangible assets was $514,000 and $1.6 million for the three and nine months ended September 30, 2016, respectively, and $597,000 and $1.9 million for the comparable periods in 2015, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at September 30, 2016 and December 31, 2015 (in thousands):

	Notional Amount		Fair Value Gain
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$294,010	$257,023	$6,798	$6,029

	Notional Amount		Fair Value Loss
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$323,103	$278,313	$244	$2

Net losses recognized on derivative instruments were $5.2 million for the three months ended September 30, 2016 and net gains recognized on derivative instruments were $527,000 for the nine months ended September 30, 2016. Net gains of $272,000 and $6.3 million were recognized on derivative instruments for the three and nine months ended September 30, 2015, respectively. Net gains and losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Interest Rate Swap Agreements

In August 2011, the Company entered into an interest rate swap agreement to convert its variable rate trust preferred debentures to a fixed rate.  The agreement commenced on August 15, 2012 at a notional amount of $10.0

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

million and matured on October 15, 2016.  Under the agreement, the Company received interest at a variable rate equal to 2.75% over the three-month LIBOR and paid interest at a fixed rate of 4.66%.  As of September 30, 2016 and December 31, 2015, the fair value of the agreement reflected losses of $32,000 and $126,000, respectively, which were included in other liabilities in the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Noninterest-bearing demand	$629,113	$543,401
Interest-bearing:
NOW	658,021	621,925
Money market	366,193	377,654
Savings	162,742	155,778
Time	603,963	668,890
Total deposits	$2,420,032	$2,367,648

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of and for the nine months ended September 30, 2016 and as of and for the year ended December 31, 2015 (in thousands):

	Repurchase Agreements
	September 30,	December 31,
	2016	2015
Outstanding at period-end	$138,289	$107,538
Average amount outstanding	123,191	123,447
Maximum amount outstanding at any month end	138,289	147,542
Weighted average interest rate:
During period	0.24%	0.19%
End of period	0.23%	0.21%

At September 30, 2016, the Bank had federal funds lines of credit totaling $68.0 million.  These lines of credit were unused at September 30, 2016.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  Investment securities with a carrying amount of $145.7 million and $113.4 million at September 30, 2016 and December 31, 2015, respectively, were pledged for securities sold under agreements to repurchase.

The Bank had lines of credit of $39.6 million and $62.1 million at September 30, 2016 and December 31, 2015, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $47.6 million and $76.7 million at September 30, 2016 and December 31, 2015, respectively. There were no outstanding advances at September 30, 2016 and December 31, 2015.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
FHLB advances – fixed rate, fixed term, at rates averaging 0.66% and 0.93%, respectively, at September 30, 2016 and December 31, 2015 – maturing through May 2023	$237,500	$40,000
Obligations under capital leases – implicit interest rate of 1.70% – maturing through July 2018	43	178
Total FHLB advances and other borrowings	$237,543	$40,178

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial loans totaling approximately $1.15 billion and $987.4 million at September 30, 2016 and December 31, 2015, respectively.

Note 13 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Subordinated debt issued June 2013 – fixed interest rate of 8.25%, $8,000 maturing June 28, 2021	$—	$7,448
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	39,712	39,659
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,772	14,752
Total subordinated debt	$54,484	$61,859

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

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 14 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 3.61% and 3.17%, at September 30, 2016 and December 31, 2015, respectively – $3,000 maturing January 23, 2034	$1,980	$1,932
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 3.46% and 3.07% at September 30, 2016 and December 31, 2015, respectively – $10,000 maturing April 23, 2034	9,956	9,954
LSHC Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 2.60% and 2.26% at September 30, 2016 and December 31, 2015, respectively – $20,000 maturing December 31, 2036	13,105	13,001
LSHC Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 2.31% and 1.92% at September 30, 2016 and December 31, 2015, respectively – $20,000 maturing September 6, 2037	12,275	12,170
Total trust preferred debentures	$37,316	$37,057

Note 15 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock), convertible preferred stock and convertible subordinated debt. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$8,051	$3,445	$19,959	$16,629
Common shareholder dividends	(2,773)	(1,881)	(7,022)	(5,643)
Unvested restricted stock award dividends	(12)	(12)	(35)	(37)
Undistributed earnings to unvested restricted stock awards	(26)	(10)	(69)	(71)
Undistributed earnings to common shareholders	$5,240	$1,542	$12,833	$10,878
Basic
Distributed earnings to common shareholders	$2,773	$1,881	$7,022	$5,643
Undistributed earnings to common shareholders	5,240	1,542	12,833	10,878
Total common shareholders earnings, basic	$8,013	$3,423	$19,855	$16,521
Diluted
Distributed earnings to common shareholders	$2,773	$1,881	$7,022	$5,643
Undistributed earnings to common shareholders	5,240	1,542	12,833	10,878
Total common shareholders earnings	8,013	3,423	19,855	16,521
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	1	1
Total common shareholders earnings, diluted	$8,013	$3,423	$19,856	$16,522
Weighted average common shares outstanding, basic	15,578,703	11,911,414	13,637,997	11,895,337
Options and warrants	279,570	219,115	264,667	216,358
Weighted average common shares outstanding, diluted	15,858,273	12,130,529	13,902,664	12,111,695
Basic earnings per common share	$0.51	$0.29	$1.46	$1.39
Diluted earnings per common share	0.51	0.28	1.43	1.36

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 16 – Capital Requirements

Our primary source of cash is dividends received from the Bank. The Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation and the FDIC as to the maximum amount of dividends the Bank can pay to us. As a practical matter, the Bank restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

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

In July 2013, the federal bank regulators approved final rules implementing the Basel Committee on Banking Supervision’s capital adequacy guidelines (the “Basel III Rules”), as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which were effective January 1, 2015. Under the Basel III Rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The Basel III Rules also established a new capital conservation buffer, comprised of common equity Tier 1 capital, which is 0.625% beginning January 1, 2016 and will increase by 0.625% each subsequent year until it reaches its final level of 2.5% on January 1, 2019.

The minimum required ratios under the Basel III Rules for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Tier 1 common equity, 8.0% for Tier 1 capital, 10.0% for Total capital and 5.0% for Tier 1 leverage capital. These thresholds were effective January 1, 2015.

As of September 30, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

At September 30, 2016 and December 31, 2015, the Company’s and the Bank’s actual and required capital ratios were as follows (in thousands, except for ratios):

	September 30, 2016
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$366,333	13.53%	$216,588	8.00%	N/A	N/A
Midland States Bank	317,823	11.72	216,957	8.00	$271,196	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	296,148	10.94%	162,441	6.00%	N/A	N/A
Midland States Bank	302,122	11.14	162,718	6.00	216,957	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	244,378	9.03%	121,831	4.50%	N/A	N/A
Midland States Bank	302,122	11.14	122,038	4.50	176,277	6.50%
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	296,148	9.82%	120,688	4.00%	N/A	N/A
Midland States Bank	302,122	10.00	120,794	4.00	150,993	5.00%

	December 31, 2015
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$288,958	11.82%	$195,550	8.00%	N/A	N/A
Midland States Bank	270,436	11.06	195,702	8.00	$244,628	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	210,614	8.62%	146,662	6.00%	N/A	N/A
Midland States Bank	254,228	10.39	146,777	6.00	195,702	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	158,969	6.50%	109,997	4.50%	N/A	N/A
Midland States Bank	254,228	10.39	110,082	4.50	159,008	6.50%
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	210,614	7.49%	112,500	4.00%	N/A	N/A
Midland States Bank	254,228	9.01	112,827	4.00	141,034	5.00%

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of September 30, 2016 and December 31, 2015, are summarized below (in thousands):

	September 30, 2016
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$35,506	$35,506	$—	$—
Government sponsored entity debt securities	8,990	—	8,990	—
Agency mortgage-backed securities	68,656	—	68,656	—
Non-agency mortgage-backed securities	1	—	—	1
Covered non-agency mortgage-backed securities	72,093	—	72,093	—
State and municipal securities	21,980	—	21,980	—
Corporate securities	44,986	—	37,506	7,480
Loans held for sale	61,363	—	61,363	—
Interest rate lock commitments	6,798	—	6,798	—
Total	$320,373	$35,506	$277,386	$7,481
Liabilities
Interest rate swap agreement	$32	$—	$32	$—
Forward commitments to sell mortgage-backed securities	244	—	244	—
Total	$276	$—	$276	$—
Assets measured at fair value on a non-recurring basis:
Impaired loans	$10,542	$—	$3,081	$7,461
Other real estate owned	915	—	915	—

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

The following table presents losses recognized on assets measured on a non‑recurring basis for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Impaired loans	$144	$1,755	$310	$1,755
Other real estate owned	4	—	219	49
Total loss on assets measured on a nonrecurring basis	$148	$1,755	$529	$1,804

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 (in thousands):

			Non-Agency
	Corporate		Mortgage-Backed
	Securities		Securities
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016		2016
Balance, beginning of period	$9,765	$—	$2	$—
Transferred from Level 2	—	6,749	—	2
Transferred to Level 2	(2,000)	(2,000)	—	—
Purchases of investment securities recognized as Level 3	—	3,000	—	—
Total realized in earnings (1)	93	251	—	—
Total unrealized in other comprehensive income	(294)	(296)	—	—
Net settlements (principal and interest)	(84)	(224)	(1)	(1)
Balance, end of period	$7,480	$7,480	$1	$1

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands). There was no activity for the three months ended September 30, 2015.

Covered Non-Agency
Mortgage-Backed
Securities
Balance, beginning of period	$56,437
Total realized in earnings (1)	1,487
Transferred to Level 2	(55,910)
Net settlements (principal and interest)	(2,014)
Balance, end of period	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

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

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
			assets	inputs	inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$227,496	$227,496	$227,496	$—	$—
Federal funds sold	534	534	534	—	—
Investment securities available for sale	252,212	252,212	35,506	209,225	7,481
Investment securities held to maturity	82,941	88,590	—	88,590	—
Nonmarketable equity securities	18,810	18,810	—	18,810	—
Loans, net	2,297,219	2,316,066	—	—	2,316,066
Loans held for sale	61,363	61,363	—	61,363	—
Accrued interest receivable	8,811	8,811	—	8,811	—
Interest rate lock commitments	6,798	6,798	—	6,798	—
Liabilities
Deposits	$2,420,032	$2,422,295	$—	$2,422,295	$—
Short-term borrowings	138,289	138,289	—	138,289	—
FHLB and other borrowings	237,543	237,896	—	237,896	—
Subordinated debt	54,484	50,260	—	50,260	—
Trust preferred debentures	37,316	31,885	—	31,885	—
Accrued interest payable	1,875	1,875	—	1,875	—
Interest rate swap agreement	32	32	—	32	—
Forward commitments to sell mortgage-backed securities	244	244	—	244	—

	December 31, 2015
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
			assets	inputs	inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$211,976	$211,976	$211,976	$—	$—
Federal funds sold	499	499	499	—	—
Investment securities available for sale	236,627	236,627	48,302	188,325	—
Investment securities held to maturity	87,521	92,816	—	92,816	—
Nonmarketable equity securities	15,472	15,472	—	15,472	—
Loans, net	1,979,601	1,992,745	—	—	1,992,745
Loans held for sale	54,413	54,413	—	54,413	—
Accrued interest receivable	7,697	7,697	—	7,697	—
Interest rate lock commitments	6,029	6,029	—	6,029	—
Liabilities
Deposits	$2,367,648	$2,371,397	$—	$2,371,397	$—
Short-term borrowings	107,538	107,538	—	107,538	—
FHLB and other borrowings	40,178	40,054	—	40,054	—
Subordinated debt	61,859	58,198	—	58,198	—
Trust preferred debentures	37,057	33,537	—	33,537	—
Accrued interest payable	979	979	—	979	—
Interest rate swap agreement	126	126	—	126	—
Forward commitments to sell mortgage-backed securities	2	2	—	2	—

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

For securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During the nine months ended September 30, 2016, $6.7 million of corporate securities and $2,000 of non-agency mortgage backed securities were transferred from Level 2 to Level 3 because observable market inputs were not available and the securities were not actively traded; therefore, the fair value was determined through consensus pricing and discounted cash flow models.

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

During both the three and nine months ended September 30, 2016, $2.0 million of corporate securities were transferred from Level 3 to Level 2 because a more liquid market for these securities had developed and prices supported by observable market inputs had become available.

The fair value of non-agency mortgage backed securities classified as Level 3 is determined utilizing a discounted cash flow model. Significant unobservable inputs include discount rate (range of 4.0% - 14.0%; weighted average of 6.5%), cumulative prepayment rate (range of 0.0% - 100.0%; weighted average of 14.0%), cumulative default (range of 1.5% - 100%; weighted average of 11.0%), and loss given default (range of 85% - 100%; weighted average of 96.5%). In general, prepayment rates increase when market rates decline and decrease as market rates rise.  Typically, higher prepayment rates result in lower fair values. Credit loss estimates are driven by the borrower’s ability to pay their loans and the value of underlying collateral. These metrics typically increase when macroeconomic conditions worsen. Generally, discount rates increase with market interest rates and credit and liquidity risks increase.  Higher discount rates and credit spreads typically result in lower fair market values.

During the nine months ended September 30, 2015, $55.9 million of covered non-agency mortgage-backed securities were transferred from Level 3 to Level 2 because a more liquid market for these securities had developed and prices supported by observable market inputs had become available.

During the three months ended September 30, 2016, there was no OTTI recognized on investment securities available for sale. During the three months ended September 30, 2015, we recorded $299,000 of OTTI, net of applicable loss-share reimbursements, on non-agency mortgage-backed securities covered by FDIC loss-sharing agreements.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

During the nine months ended September 30, 2016 and 2015, we recorded $824,000 and $461,000, respectively, of OTTI, net of applicable loss-share reimbursements, on non-agency mortgage‑backed securities covered by FDIC loss-sharing agreements.

Investment securities held to maturity.  Held-to-maturity securities are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts.

For securities held to maturity where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). In determining the fair value of held-to-maturity securities categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The fair value of the municipal securities is based on a proprietary model maintained by the broker‑dealer. We review all of the broker‑dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace, and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

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

Non-covered impaired loans.  Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. The loan balances shown in the above tables represent nonaccrual and restructured loans for which impairment was recognized during the three and nine months ended September 30, 2016 and 2015. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during those same years.

Covered loans.  Covered loans were measured at estimated fair value on the date of acquisition. Thereafter, the fair value of covered loans is measured using the same methodology as that for non-covered loans. The above discussion for non-covered loans and non-covered impaired loans is applicable to covered loans following their acquisition date.

Loans held for sale.  Loans held for sale are carried at either fair value, if elected, or the lower of cost or fair value on an individual loan basis.  Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market.  At September 30, 2016 and December 31, 2015, loans held for sale were carried at fair value.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Other real estate owned.  The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.

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

Short-term borrowings.  Short-term borrowings consist of repurchase agreements. These borrowings typically have terms of less than 30 days, and therefore, their carrying amounts are a reasonable estimate of fair value.

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

Derivative financial instruments.  The Company enters into interest rate lock commitments which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. These commitments are carried at fair value in other assets on the consolidated balance sheet with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale. These commitments are carried at fair value in other assets or other liabilities on the consolidated balance sheet with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. The interest rate swap is carried at fair value on a recurring basis based upon the amounts required to settle the contracts.

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

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance‑sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Commitments to extend credit	$504,937	$495,506
Financial guarantees – standby letters of credit	35,608	31,029

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance.  The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2016 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $83,000 for the nine months ended September 30, 2016, and $12,000 and $65,000 for the three and nine months ended September 30, 2015, respectively. There were no losses incurred for the three months ended September 30, 2016. The liability for unresolved repurchase demands totaled $340,000 and $378,000 at September 30, 2016 and December 31, 2015, respectively.

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

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Selected business segment financial information as of and for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Three Months Ended September 30, 2016
Net interest income (expense)	$28,394	$215	$(1,344)	$27,265
Provision for loan losses	1,392	—	—	1,392
Noninterest income	9,714	3,557	1,666	14,937
Noninterest expense	23,646	3,511	1,506	28,663
Income (loss) before income taxes (benefit)	13,070	261	(1,184)	12,147
Income taxes (benefit)	4,573	104	(575)	4,102
Net income (loss)	$8,497	$157	$(609)	$8,045
Total assets	$3,252,421	$100,516	$(105,210)	$3,247,727

Three Months Ended September 30, 2015
Net interest income (expense)	$26,513	$348	$(1,424)	$25,437
Provision for loan losses	6,699	—	—	6,699
Noninterest income	8,284	6,124	56	14,464
Noninterest expense	22,848	3,783	1,192	27,823
Income (loss) before income taxes (benefit)	5,250	2,689	(2,560)	5,379
Income taxes (benefit)	1,326	1,097	(495)	1,928
Net income (loss)	$3,924	$1,592	$(2,065)	$3,451
Total assets	$2,838,074	$82,991	$(88,757)	$2,832,308

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Nine Months Ended September 30, 2016
Net interest income (expense)	$82,939	$712	$(4,357)	$79,294
Provision for loan losses	3,146	—	—	3,146
Noninterest income	21,347	19,212	1,013	41,572
Noninterest expense	69,790	12,203	5,212	87,205
Income (loss) before income taxes (benefit)	31,350	7,721	(8,556)	30,515
Income taxes (benefit)	9,348	3,088	(1,874)	10,562
Net income (loss)	$22,002	$4,633	$(6,682)	$19,953
Total assets	$3,252,421	$100,516	$(105,210)	$3,247,727

Nine Months Ended September 30, 2015
Net interest income (expense)	$80,406	$1,240	$(3,191)	$78,455
Provision for loan losses	10,075	—	—	10,075
Noninterest income	28,427	16,916	1,340	46,683
Noninterest expense	74,005	11,675	4,391	90,071
Income (loss) before income taxes (benefit)	24,753	6,481	(6,242)	24,992
Income taxes (benefit)	6,936	2,614	(1,269)	8,281
Net income (loss)	$17,817	$3,867	$(4,973)	$16,711
Total assets	$2,838,074	$82,991	$(88,757)	$2,832,308

Note 20 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new branch facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the three months ended September 30, 2015, the Company paid $738,000 for work on various projects. There were no payments made during the three months ended September 30, 2016. During the nine months ended September 30, 2016 and 2015, the Company paid $159,000 and $1.6 million, respectively, for work on various projects.

A member of our board of directors has an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities.  During the three and nine months ended September 30, 2016, the Company paid rent of $165,000 and $540,000, respectively, and $166,000 and $527,000 for the comparable periods in 2015, respectively.

Midland States Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 21 – Subsequent Events

On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements. The loss share agreements were related to certain assets the Bank acquired from the FDIC as part of the two FDIC-assisted bank acquisitions it had completed, one in 2009 and one in 2010. Under the terms of this agreement, the Company paid the FDIC $565,000 as consideration for the early termination. This charge was partially offset by the reversal of $214,000 of accrued loss-share liabilities that will not be paid, resulting in a one-time after tax charge of $225,000. All future gains, recoveries, charge-offs, losses and expenses related to the formerly covered assets will now be recognized by the Company with no offset due to or from the FDIC.

On October 4, 2016, the Company sold previously covered non-agency mortgage-backed securities which had a carrying value of $72.1 million. As a result of the sale, the Company realized a gain totaling $14.3 million in the fourth quarter of 2016.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2016.  Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Registration Statement on Form S–1, which contains audited financial statements of the Company as of and for the year ended December 31, 2015, previously filed with the SEC on May 23, 2016.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statement in our consolidated financial statements as of and for the periods ended December 31, 2015, 2014 and 2013, included in our registration statement on Form S-1 filed with the SEC on May 23, 2016. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2015.

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

Our principal business activity is lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; merchant services; and, from time to time, gains on sales of assets. With the acquisition of Heartland Bank at the end of 2014, we expanded our income sources to include a greater emphasis on residential mortgage loan origination and servicing, commercial FHA origination and servicing and commercial equipment leasing. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Significant Transactions

Each item listed below materially affects the comparability of our results of operations and financial condition as of and for the three and nine months ended September 30, 2016 and 2015, or may affect the comparability of financial information we report in future fiscal periods.

Initial Public Offering.    On May 24, 2016, the Company completed its initial public offering and received gross proceeds of $67.0 million for the 3,044,252 shares of common stock sold by us in the offering. On June 6, 2016, the Company received additional gross proceeds of $12.0 million for the 545,813 shares of common stock sold when the underwriters associated with the initial public offering fully exercised their option to purchase additional shares of common stock. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $71.5 million from the initial public offering.

Subordinated Debt.    On June 28, 2013, the Company issued to a third party $8.0 million of subordinated notes with an interest rate of 8.25%.  Using proceeds from the initial public offering, the Company repaid these subordinated notes on June 28, 2016 and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount that was established when the subordinated notes were issued.

Purchased Credit‑Impaired Loans.    Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. For the three and nine months ended September 30, 2016, our reported net interest margin was 4.00% and 4.01%, respectively, which included accretion income of $2.6 million and $9.5 million, respectively. Excluding the impact of accretion income would have reduced our net interest margin to 3.66% and 3.58% for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, our reported net interest margin was 4.17% and 4.45%, respectively, which included accretion income of $2.6 million and $11.4 million, respectively. Excluding the impact of accretion income would have reduced our net interest margin to 3.83% and 3.87%  for the three and nine months ended September 30, 2015, respectively.

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

Mortgage Servicing Rights.    Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Our mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Impairment charges on our residential mortgage servicing rights totaled $22,000 and $5.0 million during the three and nine months ended September 30, 2016, respectively, as decreases in long-term interest rates resulted in corresponding increases in estimated prepayment speeds primarily at the end of the first and second quarters of 2016. For the three and nine months ended September 30, 2015, we recorded impairment charges on our residential mortgage servicing rights totaling $0.8 million and $0.7 million, respectively.

Impairment charges on our commercial mortgage servicing rights totaled $1.1 million for both the three and nine months ended September 30, 2016.  We recorded no impairment charges during the three and nine months ended September 30, 2015.

Results of Operations – Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

The following discussion of our results of operations compares the three and nine months ended September 30, 2016 to the corresponding three and nine months ended September 30, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2016 and 2015. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended September 30,
	2016			2015
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$154,764	$195	0.50%	$133,677	$82	0.24%
Investment securities:
Taxable investment securities	248,035	2,940	4.71	214,765	2,784	5.14
Investment securities exempt from federal income tax (1)	100,230	1,373	5.45	103,121	1,487	5.72
Total securities	348,265	4,313	4.93	317,886	4,271	5.33
Loans:
Loans (2)	2,227,303	26,905	4.81	1,993,684	24,807	4.94
Loans exempt from federal income tax (1)	40,875	391	3.80	38,438	476	4.90
Total loans	2,268,178	27,296	4.79	2,032,122	25,283	4.94
Total earning assets	2,771,207	$31,804	4.57%	2,483,685	$29,636	4.73%
Noninterest-earning assets	329,504			311,539
Total assets	$3,100,711			$2,795,224
INTEREST-BEARING LIABILITIES
NOW and money market deposits	$1,008,028	$448	0.18%	$951,014	$381	0.16%
Savings deposits	163,867	62	0.15	158,089	54	0.14
Time deposits	425,269	957	0.90	412,830	808	0.78
Brokered deposits	206,025	722	1.39	211,966	678	1.27
Total interest-bearing deposits	1,803,189	2,189	0.48	1,733,899	1,921	0.44
Short-term borrowings	134,052	81	0.24	121,453	56	0.18
FHLB advances and other borrowings	165,774	306	0.73	54,056	111	0.81
Subordinated debt	54,470	873	6.38	61,847	1,054	6.76
Trust preferred debentures	37,266	472	5.03	37,006	370	3.97
Total interest-bearing liabilities	2,194,751	$3,921	0.71%	2,008,261	$3,512	0.69%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	550,816			515,750
Other noninterest-bearing liabilities	36,235			38,926
Total noninterest-bearing liabilities	587,051			554,676
Shareholders’ equity	318,909			232,287
Total liabilities and shareholders’ equity	$3,100,711			$2,795,224
Net interest income / net interest margin (3)		$27,883	4.00%		$26,124	4.17%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $0.6 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively.

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

	For the Nine Months Ended September 30,
	2016			2015
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$203,514	$762	0.50%	$145,702	$262	0.24%
Investment securities:
Taxable investment securities	237,972	8,726	4.89	219,727	8,589	5.23
Investment securities exempt from federal income tax (1)	99,985	4,215	5.62	103,428	4,572	5.91
Total securities	337,957	12,941	5.11	323,155	13,161	5.45
Loans:
Loans (2)	2,126,477	78,142	4.91	1,912,210	74,821	5.23
Loans exempt from federal income tax (1)	41,742	1,382	4.42	36,607	1,311	4.79
Total loans	2,168,219	79,524	4.90	1,948,817	76,132	5.22
Total earning assets	2,709,690	$93,227	4.60%	2,417,674	$89,555	4.95%
Noninterest-earning assets	323,937			313,628
Total assets	$3,033,627			$2,731,302
INTEREST-BEARING LIABILITIES
NOW and money market deposits	$1,010,734	$1,391	0.18%	$934,352	$1,130	0.16%
Savings deposits	162,890	181	0.15	160,844	156	0.13
Time deposits	436,975	2,933	0.90	403,293	2,166	0.72
Brokered deposits	216,075	2,196	1.36	187,072	1,868	1.34
Total interest-bearing deposits	1,826,674	6,701	0.49	1,685,561	5,320	0.42
Short-term borrowings	123,191	217	0.24	116,280	176	0.20
FHLB advances and other borrowings	150,213	698	0.62	68,117	634	1.24
Subordinated debt	59,324	2,985	6.72	30,870	1,671	7.24
Trust preferred debentures	37,181	1,373	4.93	37,010	1,240	4.48
Total interest-bearing liabilities	2,196,583	$11,974	0.73%	1,937,838	$9,041	0.62%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	528,238			529,773
Other noninterest-bearing liabilities	34,067			37,168
Total noninterest-bearing liabilities	562,305			566,941
Shareholders’ equity	274,739			226,523
Total liabilities and shareholders’ equity	$3,033,627			$2,731,302
Net interest income / net interest margin (3)		$81,253	4.01%		$80,514	4.45%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $2.0 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Interest Rates and Operating Interest Differential. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest‑earning assets and interest‑bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest‑earning assets and the interest incurred on our interest‑bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Compared with			Compared with
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$20	$93	$113	$161	$339	$500
Investment securities:
Taxable investment securities	409	(253)	156	704	(567)	137
Investment securities exempt from federal income tax	(43)	(71)	(114)	(142)	(215)	(357)
Total securities	366	(324)	42	562	(782)	(220)
Loans:
Loans	2,826	(728)	2,098	8,166	(4,845)	3,321
Loans exempt from federal income tax	26	(111)	(85)	177	(106)	71
Total loans	2,852	(839)	2,013	8,343	(4,951)	3,392
Total earning assets	$3,238	$(1,070)	$2,168	$9,066	$(5,394)	$3,672
INTEREST-BEARING LIABILITIES
NOW and money market deposits	$23	$44	$67	$99	$162	$261
Savings deposits	2	6	8	2	23	25
Time deposits	25	124	149	205	562	767
Brokered deposits	(21)	65	44	293	35	328
Total interest-bearing deposits	29	239	268	599	782	1,381
Short-term borrowings	7	18	25	11	30	41
FHLB advances and other borrowings	217	(22)	195	573	(509)	64
Subordinated debt	(123)	(58)	(181)	1,488	(174)	1,314
Trust preferred debentures	3	99	102	7	126	133
Total interest-bearing liabilities	$133	$276	$409	$2,678	$255	$2,933
Net interest income	$3,105	$(1,346)	$1,759	$6,388	$(5,649)	$739

Net Interest Income/Average Balance Sheet. Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the level of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax equivalent income, assuming a 35% tax rate.

In the third quarter of 2016, we generated $27.9 million of net interest income on a tax-equivalent basis, which was an increase of $1.8 million, or 6.7%, from the $26.1 million of net interest income we produced on a tax-equivalent basis in the third quarter of 2015. This increase in net interest income was primarily due to a $2.2 million increase in interest income on a tax-equivalent basis, offset in part by a $0.4 million increase in interest expense. The increase in interest income was primarily attributable to an increase in interest income on loans. The increase in interest expense primarily resulted from increases in interest expense on deposits, FHLB advances and trust preferred debentures, offset in part by a decrease in interest expense on subordinated debt. For the three months ended September 30, 2016 and 2015, our reported net interest margin was 4.00% and 4.17%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended September 30, 2016 and 2015, excluding accretion income would have been 3.66% and 3.83%, respectively.

For the first nine months of 2016, net interest income on a tax-equivalent basis was $81.3 million, an increase of $0.7 million, or 0.9%, from the $80.5 million of net interest income we generated on a tax-equivalent basis for the first nine months of the prior year. This increase was mainly due to a $3.7 million increase in interest income on a tax-equivalent basis, offset in part by a $2.9 million increase in interest expense. The increase in interest income was primarily attributable to increases in interest income on loans and cash investments. The increase in interest expense primarily resulted from increases in interest expense on deposits and subordinated debt. For the nine months ended September 30, 2016 and 2015, our reported net interest margin was 4.01% and 4.45%, respectively. The decrease in our reported net interest margin resulted partially from a reduction in accretion income associated with purchase accounting discounts established on loans acquired. Our net interest margin for the nine months ended September 30, 2016 and 2015, excluding accretion income would have been 3.58% and 3.87%, respectively.

Interest Income.    Total interest income on a tax-equivalent basis was $31.8 million and $93.2 million for the three and nine months ended September 30, 2016, respectively, compared to $29.6 million and $89.6 million for the three and nine months ended September 30, 2015, respectively.  These increases were primarily attributable to increases in interest income on loans and cash investments.

Interest income on loans for the third quarter of 2016 was $27.3 million compared to $25.3 million for the same quarter in 2015.  The $2.0 million, or 8.0%, increase was primarily due to an 11.6% increase in the average balance of loans outstanding offset in part by a 15 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to growth in all loan categories, especially commercial real estate loans, residential real estate loans, consumer loans and lease financings. The lower yield on loans resulted primarily from the impact of lower market rates on new loans.  Accretion income associated with purchase accounting discounts established on acquired loans totaled $2.6 million in both the third quarter of 2016 and the third quarter of 2015. The average rate on loans benefits from purchase accounting discount accretion on loan portfolios acquired. For the three months ended September 30, 2016 and 2015, the reported yield on total loans was 4.79% and 4.94%, respectively, while the yield on total loans excluding accretion income would have been 4.38% and 4.53%, respectively. We expect accretion income to continue declining in the fourth quarter of 2016 in comparison to the corresponding period in 2015.

For the nine months ended September 30, 2016, interest income on loans was $79.5 million compared to $76.1 million for the corresponding period in 2015.  The $3.4 million, or 4.5%, increase in interest income on loans was primarily due to an 11.3% increase in the average balance of loans outstanding offset in part by a 32 basis point decrease in the average yield on loans.  The increase in the average balance of loans outstanding was primarily due to growth in all loan categories, especially commercial real estate loans, residential real estate loans, consumer loans and lease financings. The decline in the average yield on loans was primarily driven by a $1.9 million decrease in accretion income from purchase accounting discounts on acquired loans combined with the impact of lower market rates on new loans. Accretion income totaled $9.5 million for the first nine months of 2016 compared to $11.4 million for the corresponding period in 2015. For the nine months ended September 30, 2016 and 2015, the reported yield on total loans was 4.90% and 5.22%, respectively, while the yield on total loans excluding accretion income would have been 4.37% and 4.50%, respectively. The decline in accretion income resulted from continued run-off of higher yielding acquired loans.

Interest income on our investment securities portfolio was $4.3 million for both the third quarter of 2016 and the third quarter of 2015.  A 9.6% increase in the average balance of investment securities was offset by a 40 basis point decrease in the average yield on investment securities. Interest income on our investment securities portfolio decreased $0.2 million, or 1.7%, to $12.9 million in the first nine months of 2016 compared to the first nine months of 2015. This decrease was mainly attributable to a 34 basis point decline in the average yield on investment securities offset in part by a 4.6% increase in the average balance of investment securities. The lower yields on investment securities for the three- and nine-month periods in 2016 were mainly attributable to the proceeds from amortizing, sold and maturing investment securities being reinvested at lower market interest rates.

Interest income on short-term cash investments increased to $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2015.  These increases were both due to an increase in short-term interest rates combined with an increase in the level of short-term cash investments.

Interest Expense.    Interest expense on interest-bearing liabilities increased $0.4 million, or 11.6%, to $3.9 million for the third quarter of 2016, and $2.9 million, or 32.4%, to $12.0 million for the nine months ended September 30, 2016.

Interest expense on deposits increased to $2.2 million and $6.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.9 million and $5.3 million for the three and nine months ended September 30, 2015, respectively.  The $0.3 million, or 14.0%, increase in interest expense on deposits for the third quarter of 2016 was primarily due to a four basis point increase in the average rate paid. For the nine-month period, the $1.4 million, or 26.0%, increase in interest expense on deposits was attributable to the average balance of deposits increasing 8.4% coupled with a seven basis point increase in the average rate paid. The increases in the average rate paid for both the three- and nine-month periods of 2016 were primarily due to increases in market rates.  The increase in the average balance of deposits for the nine-month period of 2016 resulted primarily from growth in NOW and money market deposits, time deposits and brokered deposits.

Interest expense on borrowings increased to $1.7 million and $5.3 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.6 million and $3.7 million for the three and nine months ended September 30, 2015, respectively.  The $0.1 million increase in interest expense on borrowings for the third quarter of 2016 was primarily due to increased usage of FHLB advances and higher rates on trust preferred debentures being offset in part by a decrease in interest expense on subordinated debt. The $0.2 million decrease in interest expense on subordinated debt for the third quarter of 2016 was primarily due to the payoff of $8.0 million of subordinated debt on June 28, 2016. For the nine-month period, the $1.6 million, or 41.7%, increase in interest expense on borrowings in 2016 was mainly attributable to the issuance of $55.3 million of subordinated debt in June 2015.

Provision for Loan Losses.  The provision for loan losses totaled $1.4 million and $3.1 million for the three and nine months ended September 30, 2016, respectively, compared to $6.7 million and $10.1 million for the three and nine months ended September 30, 2015, respectively. The provision for loan losses decreased $5.3 million and $6.9 million for the three and nine months ended September 30, 2016, respectively, due primarily to the prior year third quarter including specific reserves for impairment identified on certain nonperforming loans. During the third quarter of 2015, we recorded a $7.5 million charge-off on a group of nonperforming loans to one borrower due to deterioration in the Company’s collateral position on these loans. The provisions for loan losses recorded during the three- and nine-month periods of 2016 were primarily due to growth in our loan portfolios. For the nine months ended September 30, 2016, the provision for loan losses was impacted by a $0.8 million provision reduction related to a PCI loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired Loans” above).

Noninterest Income.  Noninterest income totaled $14.9 million in the third quarter of 2016 compared to $14.5 million in the third quarter of 2015. For the nine months ended September 30, 2016, noninterest income decreased $5.1 million, or 10.9%, to $41.6 million. The following tables set forth the major components of our noninterest income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest income:
Commercial FHA revenue	$3,260	$5,914	$(2,654)
Residential mortgage banking revenue	4,990	3,490	1,500
Wealth management revenue	1,941	1,808	133
Merchant services revenue	427	419	8
Service charges on deposit accounts	1,044	1,022	22
Interchange revenue	920	895	25
FDIC loss-sharing expense	—	(57)	57
Gain on sales of investment securities, net	39	1	38
Other-than-temporary impairment on investment securities	—	(299)	299
Gain on sales of other real estate owned	33	92	(59)
Other income	2,283	1,179	1,104
Total noninterest income	$14,937	$14,464	$473

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest income:
Commercial FHA revenue	$18,360	$17,130	$1,230
Residential mortgage banking revenue	7,148	14,305	(7,157)
Wealth management revenue	5,596	5,461	135
Merchant services revenue	1,287	1,097	190
Service charges on deposit accounts	2,916	2,990	(74)
Interchange revenue	2,829	2,703	126
FDIC loss-sharing expense	(1,661)	(354)	(1,307)
Gain on sales of investment securities, net	315	160	155
Other-than-temporary impairment on investment securities	(824)	(461)	(363)
Gain on sales of other real estate owned	112	417	(305)
Other income	5,494	3,235	2,259
Total noninterest income	$41,572	$46,683	$(5,111)

Commercial FHA revenue.  Love Funding is an approved FHA insured lender and Government National Mortgage Association (“GNMA”) issuer engaged in commercial FHA origination and servicing. Commercial FHA revenue represents gains from securitizing loans held for sale and net revenues earned on the servicing of loans sold. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing commercial FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Noninterest income from our commercial FHA business decreased $2.7 million, or 44.9%, to $3.3 million in the third quarter of 2016 and increased $1.2 million, or 7.2%, to $18.4 million for the first nine months of 2016. Love Funding generated gains on loans held for sale of $3.8 million and a net servicing loss of $0.5 million in the third quarter of 2016 compared to gains on loans held for sale of $5.3 million and net servicing revenues of $0.6 million in the third quarter of 2015. The $1.6 million decrease in gains on loans held for sale was primarily due to a decrease in commercial FHA interest rate lock commitments to $73.4 million in the third quarter of 2016 compared to $196.0 million in the third quarter of 2015. The $1.1 million decrease in net servicing revenue primarily resulted from $1.1 million of impairment recorded against our commercial mortgage servicing rights during the third quarter of 2016.

For the first nine months of 2016, our commercial FHA business generated gains on loans held for sale of $17.8 million and net servicing revenues of $0.6 million compared to gains on loans held for sale of $15.6 million and net servicing revenues of $1.6 million in the first nine months of 2015. The $2.2 million increase in gains on loans held for sale resulted primarily from an increase in commercial FHA interest rate lock commitments to $581.8 million in the first nine months of 2016 compared to $387.0 million in the first nine months of 2015. The $1.0 million decrease in net servicing revenue primarily resulted from $1.1 million of impairment recorded against our commercial mortgage servicing rights during the third quarter of 2016.

Residential mortgage banking revenue.  Residential mortgage banking revenues are primarily generated from gains recognized on loans held for sale and fees earned from the servicing of residential loans sold to others. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing residential mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Noninterest income from our residential mortgage banking business increased $1.5 million, or 43.0%, to $5.0 million in the third quarter of 2016 and decreased $7.2 million, or 50.0%, to $7.1 million for the first nine months of 2016. Our residential mortgage banking activities generated gains on loans held for sale of $4.8 million and net servicing revenue of $0.2 million in the third quarter of 2016 compared to gains on loans held for sale of $3.7 million and a net servicing loss of $0.2 million in the third quarter of 2015. The $1.0 million increase in gains on loans held for sale was primarily due to a 32.5% increase in loan production during the third quarter of 2016. The $0.5 million increase in net servicing revenue primarily resulted from the prior year third quarter reflecting $0.8 million of impairment recorded against our residential mortgage servicing rights, offset in part by an increase in amortization of residential mortgage servicing rights.

For the first nine months of 2016, our residential mortgage banking activities generated gains on loans held for sale of $11.0 million and a net servicing loss of $3.9 million compared to gains on loans held for sale of $13.5 million and net servicing revenue of $0.8 million in the first nine months of 2015. The $2.5 million decrease in gains on loans held for sale was primarily due to a 12.9% decline in loan production during the first nine months of 2016. The $4.7 million decrease in net servicing revenue primarily resulted from $5.0 million of impairment recorded against our residential mortgage servicing rights during the first nine months of 2016. The level of impairment recorded against our residential mortgage servicing rights during the first nine months of 2016 resulted primarily from the impact of decreases in long-term interest rates which led to increasing prepayment speed estimates in our determination of mortgage servicing asset market values. We recognized $0.7 million of impairment in the first nine months of 2015.

FDIC loss‑sharing expense.    Fluctuations in FDIC loss-sharing expense are largely correlated to impairment charges or recoveries recorded on covered loans and other real estate owned acquired in previous FDIC-assisted transactions.  We recorded FDIC loss-sharing expense of $1.7 million during the nine months ended September 30, 2016 compared to $0.4 million for the corresponding nine month period in 2015.  This increase in FDIC loss-sharing expense resulted primarily from us reimbursing the FDIC $1.5 million for 80% of covered losses paid to us previously on a covered loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired Loans” above).  For the third quarter of 2016, FDIC loss-sharing expense was zero compared to $0.1 million for the third quarter of 2015.

Other‑than‑temporary impairment on investment securities.  During the first quarter of 2016, we concluded that three covered non‑agency mortgage‑backed securities had OTTI of $0.8 million due to changes in expected cash flows. These amounts were recognized as losses in the consolidated statement of income for the first quarter of 2016.  We determined in the second and third quarters of 2016 there were no additional investment securities that were other‑than‑temporarily impaired. This resulted in zero and $0.8 million of OTTI on investment securities recognized for the three and nine months ended September 30, 2016, respectively.

For the three months ended September 30, 2015, we determined that two covered non-agency mortgage-backed securities had OTTI of $0.3 million, both due to changes in expected cash flows.  These amounts were recognized as losses in the consolidated statement of income for the three months ended September 30, 2015.

During the nine months ended September 30, 2015, we determined, due to changes in expected cash flows, that three covered non-agency mortgage-backed securities had OTTI of $0.5 million. These amounts were recognized as losses in the consolidated statement of income for the nine months ended September 30, 2015.

Other income.  Other income totaled $2.3 million and $5.5 million for the three and nine months ended September 30, 2016, respectively, compared to $1.2 million and $3.2 million for the corresponding three and nine month periods in the prior year, respectively. These increases in other income for both the three- and nine-month periods of 2016 were partially due to an increase in income earned on bank-owned life insurance (“BOLI”). The Company purchased $20.0 million of additional BOLI policies in both the second quarter of 2015 and the second quarter of 2016. During the third quarter of 2016, the Company recognized $0.7 million of death benefits in other income due to the passing of an employee covered by BOLI. Other income was also impacted by the comparable 2015 periods including amortization expense related to our FDIC indemnification asset that was fully amortized by the end of 2015. Additionally, during the nine months ended September 30, 2016, other noninterest income benefited from the second quarter 2016 reversal of the remaining $0.4 million contingent consideration accrual that was established in conjunction with the Heartland Bank acquisition based on Love Funding reaching a certain level of net income for the two-year period ending December 31, 2016. The Company’s quarterly assessment of this liability determined that payment of any contingent consideration amount would not occur.

Noninterest Expense. Noninterest expense totaled $28.7 million in the third quarter of 2016 compared to $27.8 million in the third quarter of 2015. For the nine months ended September 30, 2016, noninterest expense decreased $2.9 million, or 3.2%, to $87.2 million. The following tables set forth the major components of noninterest expense for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest expense:
Salaries and employee benefits	$16,568	$14,932	$1,636
Occupancy and equipment	3,271	3,114	157
Data processing	2,586	2,541	45
FDIC insurance	388	371	17
Professional	1,877	2,075	(198)
Marketing	717	855	(138)
Communications	546	506	40
Loan expense	314	789	(475)
Other real estate owned	179	203	(24)
Amortization of intangible assets	514	597	(83)
Other	1,703	1,840	(137)
Total noninterest expense	$28,663	$27,823	$840

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest expense:
Salaries and employee benefits	$48,967	$49,588	$(621)
Occupancy and equipment	9,815	9,727	88
Data processing	7,830	7,651	179
FDIC insurance	1,350	1,514	(164)
Professional	5,151	6,608	(1,457)
Marketing	2,009	2,247	(238)
Communications	1,609	1,791	(182)
Loan expense	1,351	2,349	(998)
Other real estate owned	748	660	88
Amortization of intangible assets	1,613	1,863	(250)
Other	6,762	6,073	689
Total noninterest expense	$87,205	$90,071	$(2,866)

Salaries and employee benefits.  Salaries and employee benefits expense increased $1.6 million, or 11.0%, to $16.6 million for the third quarter of 2016.  This increase was primarily attributable to an increase in the level of full-time equivalent employees, salary increases that took effect at the beginning of the second quarter of 2016, greater medical insurance costs and an increase in annual bonus expense.

Salaries and employee benefits expense decreased $0.6 million, or 1.3%, to $49.0 million for the first nine months of 2016. This decrease resulted primarily from the comparable 2015 period including severance accruals for certain Heartland Bank employees who were terminated. This decrease was also impacted by a decline in annual bonus expense.

Professional.    Professional fees decreased $0.2 million, or 9.5%, to $1.9 million for the third quarter of 2016 and $1.5 million, or 22.0%, to $5.2 million for the first nine months of 2016.  These decreases were primarily due to the first nine months of 2015 including nonrecurring consulting expenses and legal fees associated with integrating the Heartland Bank entities acquired at the end of 2014.

Loan expense.  Loan expense totaled $0.3 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, compared to $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. Loan expense includes costs related to collateral protection and collection activities. These decreases were primarily the result of additional costs incurred in 2015 related to integrating the Heartland Bank entities acquired at the end of 2014.

Other noninterest expense.  Other noninterest expense totaled $1.7 million and $6.8 million for the three and nine months ended September 30, 2016, respectively, compared to $1.8 million and $6.1 million for the three and nine months ended September 30, 2015, respectively. The $0.7 million increase for the first nine months of 2016 primarily resulted from a $0.5 million write-off of discount associated with the $8.0 million subordinated debt payoff in the second quarter of 2016. This increase was also impacted by increased losses associated with debit cardholder disputes.

Income Tax Expense. Income tax expense was $4.1 million and $10.6 million for the three and nine months ended September 30, 2016, respectively, compared to $1.9 million and $8.3 million for the three and nine months ended September 30, 2015, respectively. Effective tax rates were 33.8% and 34.6% for the three and nine months ended September 30, 2016, respectively, compared to 35.8% and 33.1% for the three and nine months ended September 30, 2015, respectively. The major differences between the effective tax rates applied to our income and the federal statutory tax rates are caused by interest on tax-exempt securities and loans. The higher effective tax rate for the first nine months of 2016 was primarily due to income before taxes growing without a corresponding increase in tax exempt items.

Financial Condition

Assets.  Total assets increased $362.9 million, or 12.6%, to $3.2 billion at September 30, 2016 as compared to December 31, 2015.  This increase primarily resulted from loan growth of $317.2 million that was primarily funded by a $228.1 million increase in short-term borrowings and FHLB advances and a portion of the $71.5 million of net proceeds from our initial public offering.

Loans.  The loan portfolio is the largest category of our assets. At September 30, 2016, total loans, net of allowance for loan losses, were $2.3 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$545,069	23.6%	$499,573	25.0%
Commercial real estate	956,298	41.3	876,784	43.9
Construction and land development	163,900	7.1	150,266	7.6
Total commercial loans	1,665,267		1,526,623
Residential real estate	216,935	9.4	163,224	8.2
Consumer	248,131	10.7	161,512	8.1
Lease financing	182,445	7.9	144,230	7.2
Total loans, gross	2,312,778		1,995,589
Allowance for loan losses	(15,559)	0.7	(15,988)	0.8
Total loans, net	$2,297,219		$1,979,601
Covered loans	$786	0.0	$3,629	0.2
PCI loans	29,424	1.3	38,477	1.9

Loans increased $317.2 million, or 15.9%, to $2.3 billion at September 30, 2016 as compared to December 31, 2015. This increase primarily resulted from growth in commercial real estate loans, residential real estate loans, consumer loans and lease financing receivables. Included in commercial loans was a $73.2 million advance to a customer who originates commercial FHA loans. This advance occurred late in the third quarter of 2016 and was repaid subsequent to September 30, 2016 after the FHA loans originated by the customer were sold into the secondary market.

The $2.8 million decrease in covered loans was primarily attributable to the loss-sharing agreement for commercial and commercial real estate loans associated with a 2010 acquisition expiring on January 1, 2016.  Coverage for residential loans, which totaled $0.8 million at September 30, 2016, concluded on October 3, 2016 when the Company entered into an agreement with the FDIC to terminate its existing loss share agreements. The $9.1 million decrease in PCI loans was primarily due to repayments and payoffs of PCI loans.

The following table shows covered and non‑covered loans by non‑PCI and PCI loan category and the related allowance as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Covered loans:
Commercial	$—	$—	$—	$378	$1,067	$1,445
Commercial real estate	—	—	—	876	318	1,194
Construction and land development	—	—	—	—	—	—
Residential real estate	688	98	786	715	275	990
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total covered loans	688	98	786	1,969	1,660	3,629
Non-covered loans:
Commercial	541,452	3,617	545,069	493,067	5,061	498,128
Commercial real estate	948,831	7,467	956,298	861,868	13,722	875,590
Construction and land development	152,423	11,477	163,900	140,207	10,059	150,266
Residential real estate	209,679	6,470	216,149	154,551	7,683	162,234
Consumer	247,836	295	248,131	161,220	292	161,512
Lease financing	182,445	—	182,445	144,230	—	144,230
Total non-covered loans	2,282,666	29,326	2,311,992	1,955,143	36,817	1,991,960
Total loans, gross	2,283,354	29,424	2,312,778	1,957,112	38,477	1,995,589
Allowance for loan losses	(14,229)	(1,330)	(15,559)	(14,093)	(1,895)	(15,988)
Total loans, net	$2,269,125	$28,094	$2,297,219	$1,943,019	$36,582	$1,979,601
Nonperforming loans	$29,926	—	$29,926	$24,891	—	$24,891
Nonperforming loans to total loans	1.31%	—	1.29%	1.27%	—	1.25%
Allowance for loan losses to total loans	0.62%	4.52%	0.67%	0.72%	4.93%	0.80%

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2016:

	September 30, 2016
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$53,717	$195,989	$111,149	$110,974	$62,745	$10,495	$545,069
Commercial real estate	94,643	46,008	450,096	141,131	79,928	144,492	956,298
Construction and land development	34,318	59,451	16,760	40,232	1,862	11,277	163,900
Total commercial loans	182,678	301,448	578,005	292,337	144,535	166,264	1,665,267
Residential real estate	4,162	7,975	13,457	33,042	79,039	79,260	216,935
Consumer	8,045	4,405	59,251	24,520	150,402	1,508	248,131
Lease financing	6,045	—	174,743	—	1,657	—	182,445
Total loans	$200,930	$313,828	$825,456	$349,899	$375,633	$247,032	$2,312,778

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

Commercial loans increased $45.5 million, or 9.1%, to $545.1 million at September 30, 2016 as compared to December 31, 2015. Excluding the $73.2 million of advances made to a commercial FHA lender discussed above, commercial loans decreased $27.7 million, or 5.5%. This decrease resulted primarily from loan repayments of commercial loans exceeding new originations.

Commercial real estate loans.  Commercial real estate loans increased $79.5 million, or 9.1%, to $956.3 million at September 30, 2016 as compared to December 31, 2015. This increase resulted from organic loan growth during the first nine months of 2016 exceeding loan repayments. Originations included 14 new loans ranging in size from $1.6 million to $12.0 million.

Construction and land development loans.  Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans.  Interest reserves are generally established on real estate construction loans.  As of September 30, 2016, our construction and land development loan portfolio was divided among the foregoing categories as follows: $9.3 million residential construction; $145.4 million commercial construction; and $9.2 million land acquisition and development.

Construction and land development loans increased $13.6 million, or 9.1%, to $163.9 million at September 30, 2016 as compared to December 31, 2015.   This increase in construction and land development loans was primarily due to construction loan originations exceeding repayments and transfers to permanent financing.

Residential real estate loans.  Residential real estate loans increased $53.7 million, or 32.9%, to $216.9 million at September 30, 2016 as compared to December 31, 2015. This increase was primarily due to a new lending program implemented in the second quarter of 2016 that targeted loans to doctors and generated $68.8 million in new residential real estate loans since implementation. Included within residential real estate loans were home equity loans which decreased $7.8 million, or 11.3%, to $61.3 million at September 30, 2016 as compared to December 31, 2015.

Consumer loans.  Our consumer loans include direct personal loans, indirect automobile loans, lines of credit and installment loans originated through home improvement specialty retailers and contractors. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis.

Consumer loans increased $86.6 million, or 53.6%, to $248.1 million at September 30, 2016 as compared to December 31, 2015.  This increase reflected the purchase of $48.7 million of installment loans originated by another bank through home improvement specialty retailers and contractors, combined with organic growth of installment loans originated by us through home improvement specialty retailers and contractors. This increase also reflected the purchase of an $11.8 million portfolio of indirect auto loans.

Lease financing.  Business Credit, our custom leasing subsidiary located in Denver, Colorado, provides indirect financing leases to varying types of small businesses for purchases of business equipment and software. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years. Lease financing receivables increased $38.2 million, or 26.5%, to $182.4 million at September 30, 2016 as compared to December 31, 2015 as continued growth in new lease volume exceeded repayments.

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At September 30, 2016 and December 31, 2015, we had PCI loans totaling $29.4 million and $38.5 million, respectively.

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $37.1 million and $44.5 million as of September 30, 2016 and December 31, 2015, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$6,729	$14,237	$10,526	$16,198
Accretion	(1,810)	(1,006)	(7,066)	(3,013)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	179	—	(96)	67
Reclassification from non-accretable	2,568	325	4,302	304
Balance, end of period	$7,666	$13,556	$7,666	$13,556

As of September 30, 2016, the balance of accretable discounts on our PCI loan portfolio was $7.7 million compared to $10.5 million at December 31, 2015. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$7,187	1.32%	$6,917	1.38%
Commercial real estate	3,414	0.36	5,179	0.59
Construction and land development	310	0.19	435	0.29
Total commercial loans	10,911	0.66	12,531	0.82
Residential real estate	2,683	1.24	2,120	1.30
Consumer	1,082	0.44	749	0.46
Lease financing	883	0.48	588	0.41
Total allowance for loan losses	$15,559	0.67	$15,988	0.80

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $15.6 million at September 30, 2016 compared to $16.0 million at December 31, 2015. The $0.4 million decrease at September 30, 2016 compared to December 31, 2015 was mainly attributable to net charge-offs of $3.6 million, offset in part by a provision for loan losses of $3.1 million for the first nine months of 2016. The provision for loan losses for the first nine months of 2016 was favorably impacted by a $0.8 million credit recorded against the provision for PCI loans related to a covered loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired Loans” above).

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.23% and 1.57% for the nine months ended September 30, 2016 and 2015, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$6,531	$656	$7,187	$6,542	$375	$6,917
Commercial real estate	3,186	228	3,414	4,176	1,003	5,179
Construction and land development	310	—	310	419	16	435
Total commercial loans	10,027	884	10,911	11,137	1,394	12,531
Residential real estate	2,260	423	2,683	1,626	494	2,120
Consumer	1,059	23	1,082	742	7	749
Lease financing	883	—	883	588	—	588
Total allowance for loan losses	$14,229	$1,330	$15,559	$14,093	$1,895	$15,988

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three and nine months ended September 30, 2016 and 2015:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$14,752	$16,206	$15,988	$12,300
Charge-offs:
Commercial	251	7,486	2,513	7,587
Commercial real estate	214	12	461	307
Construction and land development	1	23	1	39
Residential real estate	153	318	454	665
Consumer	91	110	225	237
Lease financing	154	—	632	110
Total charge-offs	864	7,949	4,286	8,945
Recoveries:
Commercial	36	56	164	1,141
Commercial real estate	129	57	216	303
Construction and land development	13	8	30	25
Residential real estate	32	52	131	121
Consumer	20	25	79	92
Lease financing	49	3	91	45
Total recoveries	279	201	711	1,727
Net charge-offs	585	7,748	3,575	7,218
Provision for loan losses	1,392	6,699	3,146	10,075
Balance, end of period	$15,559	$15,157	$15,559	$15,157
Gross loans, end of period	$2,312,778	$1,972,844	$2,312,778	$1,972,844
Average loans (1)	$2,177,518	$1,954,441	$2,091,633	$1,873,993
Net charge-offs to average loans	0.11%	1.57%	0.23%	0.51%
Allowance to total loans	0.67%	0.77%	0.67%	0.77%

(1)	Excludes loans held for sale.

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

	September 30,	December 31,
(dollars in thousands)	2016	2015
Nonperforming loans:
Commercial	$6,519	$6,570
Commercial real estate	17,948	13,717
Construction and land development	64	—
Residential real estate	4,466	4,155
Consumer	202	51
Lease financing	727	398
Total nonperforming loans	29,926	24,891
Other real estate owned, non-covered/non-guaranteed	4,378	4,315
Nonperforming assets	$34,304	$29,206
Nonperforming loans to total loans	1.29%	1.25%
Nonperforming assets to total assets	1.06%	1.01%

The increase in nonperforming loans at September 30, 2016 was primarily due to a $10.0 million commercial real estate loan that was classified as a TDR during the third quarter of 2016. This increase was offset in part by $4.8 million of payments received on two nonperforming loans during the first quarter of 2016, which included $2.9 million for a nonaccrual loan acquired from Heartland Bank. Near the end of the first quarter of 2016, we recorded a $1.6 million charge-off for the remaining amount of this nonaccrual loan acquired from Heartland Bank.

We did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2016 and 2015 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.5 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.2 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively.

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

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
September 30, 2016	$5,293	$10,518	$9,353	$10,866	$—	$450	$36,480
December 31, 2015	15,884	3,370	23,679	8,103	540	—	51,576

(1)	Includes only those 8‑rated loans that are not included in nonperforming loans.

Investment Securities.    Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at September 30, 2016 and December 31, 2015. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	September 30,		December 31,
	2016		2015
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$35,506	10.6%	$48,302	14.9%
Government sponsored entity debt securities	8,990	2.7	9,454	2.9
Agency mortgage-backed securities	68,656	20.5	67,527	20.8
Non-agency mortgage-backed securities	1	—	2	—
Covered non-agency mortgage-backed securities (1)	72,093	21.5	75,979	23.5
State and municipal securities	21,980	6.6	15,494	4.8
Corporate securities	44,986	13.4	19,869	6.1
Total investment securities, available for sale, at fair value	252,212	75.3	236,627	73.0
Investment securities, held to maturity, at amortized cost
State and municipal securities	82,941	24.7	87,521	27.0
Total investment securities	$335,153	100.0%	$324,148	100.0%

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the FDIC in connection with our 2009 acquisition.  This agreement had a seven year term that expired on July 1, 2016 with respect to covered losses. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

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

The predominant form of collateral underlying the covered CMOs is fixed‑rate, first lien residential mortgages of both conforming and jumbo mortgage size with both traditional and nontraditional underwriting qualities (e.g., jumbo, conforming Alt‑A and jumbo Alt‑A, which includes reduced documentation types). All of our covered CMOs are senior securities that rank ahead of subordinated tranches intended to be in a first‑loss position with respect to the collateral pool. The majority of these securities were originated from 2003 through 2007. At September 30, 2016, our covered CMOs had an amortized cost of $58.4 million with a fair value of $72.1 million and a net unrealized gain of $13.7 million. Our investment in covered CMOs decreased from $76.0 million at December 31, 2015 to $72.1 million at September 30, 2016 due to payments received on the securities and other‑than‑temporary impairment losses recognized during the first quarter of 2016 exceeding increases in net unrealized gains. Subsequent to entering into the loss-share termination agreement with the FDIC in October 2016, the Company sold the previously covered CMOs and realized a gain of $14.3 million.

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2016. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	September 30, 2016
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$32,505	9.7%	0.6%
Maturing in one to five years	3,001	0.9	0.8
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$35,506	10.6%	0.6%

Government sponsored entity debt securities:
Maturing within one year	$1,008	0.3%	0.8%
Maturing in one to five years	1,005	0.3	1.6
Maturing in five to ten years	6,278	1.9	2.5
Maturing after ten years	699	0.2	2.5
Total U.S. government securities	$8,990	2.7%	2.2%

Agency mortgage-backed securities (3):
Maturing within one year	$2,635	0.8%	2.4%
Maturing in one to five years	48,308	14.4	2.0
Maturing in five to ten years	10,145	3.0	2.5
Maturing after ten years	7,568	2.3	2.9
Total agency mortgage-backed securities	$68,656	20.5%	2.2%

Non-agency mortgage-backed securities (3):
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	—	0.0	0.0
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	1	0.0	6.5
Total non-agency mortgage-backed securities	$1	0.0%	6.5%

Covered non-agency mortgage-backed securities (1)(3):
Maturing within one year	$1,263	0.4%	7.0%
Maturing in one to five years	52,719	15.7	13.2
Maturing in five to ten years	13,140	3.9	13.7
Maturing after ten years	4,971	1.5	12.8
Total covered non-agency mortgage-backed securities	$72,093	21.5%	13.1%

State and municipal securities (2):
Maturing within one year	$3,027	0.9%	2.0%
Maturing in one to five years	7,663	2.3	2.0
Maturing in five to ten years	9,786	2.9	3.1
Maturing after ten years	1,504	0.5	3.8
Total state and municipal securities	$21,980	6.6%	2.6%

Corporate securities:
Maturing within one year	$6,012	1.8%	1.9%
Maturing in one to five years	7,673	2.3	3.8
Maturing in five to ten years	28,781	8.6	4.6
Maturing after ten years	2,520	0.7	4.8
Total corporate securities	$44,986	13.4%	4.1%
Total investment securities, available for sale	$252,212	75.3%	5.1%

Investment securities, held to maturity
State and municipal securities (2):
Maturing within one year	$1,734	0.5%	4.7%
Maturing in one to five years	17,166	5.1	5.6
Maturing in five to ten years	43,234	12.9	6.5
Maturing after ten years	20,807	6.2	6.0
Total state and municipal securities	$82,941	24.7%	6.1%
Total investment securities	$335,153	100.0%	5.3%

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the FDIC in connection with our 2009 acquisition.  This agreement had a seven year term that expired on July 1, 2016 with respect to covered losses. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

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

Declines in the fair value of available-for-sale investment securities are recorded as either temporary impairment or OTTI. OTTI is recorded when the fair value of an available-for-sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded to noninterest income and, therefore, results in a negative impact to our net income. An increase in the value of an OTTI security is not recorded as a recovery but as additional interest income over the remaining life of the security. During the first quarter of 2016, we concluded that three covered non‑agency mortgage‑backed securities had OTTI of $0.8 million due to changes in expected cash flows. These amounts were recognized as losses in the consolidated statement of income for the first quarter of 2016.  We determined in both the second and third quarters of 2016 there were no additional investment securities that were other‑than‑temporarily impaired. In the first quarter of 2015, we determined, due to changes in expected cash flows, that one covered non‑agency mortgage‑backed security had OTTI of $0.2 million. This amount was recognized as a loss in the consolidated statement of income for the first quarter of 2015.  There were no investment securities considered by us to be other-than-temporarily impaired in the second quarter of 2015. For the three months ended September 30, 2015, we determined that two covered non-agency mortgage-backed securities had OTTI of $0.3 million, both due to changes in expected cash flows.  These amounts were recognized as losses in the consolidated statement of income for the three months ended September 30, 2015.

The table below presents the credit ratings at September 30, 2016 at fair value for our investment securities classified as available for sale and amortized cost for investment securities classified as held to maturity.

	September 30, 2016
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$35,499	$35,506	$—	$35,506	$—	$—	$—	$—
Government sponsored entity debt securities	8,788	8,990	—	8,990	—	—	—	—
Agency mortgage-backed securities	67,536	68,656	612	68,044	—	—	—	—
Non-covered non-agency mortgage-backed securities	1	1	—	—	—	—	—	1
Covered non-agency mortgage-backed securities (1)	58,376	72,093	—	—	1,263	—	68,995	1,835
State and municipal securities	21,724	21,980	4,552	13,040	2,531	—	—	1,857
Corporate securities	44,853	44,986	—	2,007	11,128	24,275	—	7,576
Total investment securities, available for sale, at fair value	236,777	252,212	5,164	127,587	14,922	24,275	68,995	11,269
Investment securities held to maturity:
State and municipal securities	82,941	88,590	6,661	46,850	18,779	—	710	15,590
Total investment securities, at fair value	$319,718	$340,802	$11,825	$174,437	$33,701	$24,275	$69,705	$26,859

(1)

All covered non‑agency mortgage‑backed securities are covered under the loss‑sharing agreement we entered into with the FDIC in connection with our 2009 acquisition.  This agreement had a seven year term that expired on July 1, 2016 with respect to covered losses. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements. None of our other investment securities are covered under a loss‑sharing agreement with the FDIC.

Cash and Cash Equivalents.  Cash and cash equivalents increased $15.6 million, or 7.3%, to $228.0 million as of September 30, 2016 as compared to December 31, 2015. Cash provided by financing activities of $337.4 million, consisting primarily of additional FHLB advances and the $71.5 million of net proceeds from our initial public offering, combined with cash flows provided by operating activities of $30.4 million was offset in part by cash used in investing activities of $352.3 million.  Cash used in investing activities reflected loan growth of $325.0 million combined with the purchase of an additional $20.0 million in bank-owned life insurance. The cash provided by operating activities reflected loans sold exceeding loans originated for sale by $12.9 million, coupled with net income of $20.0 million.

Goodwill and Other Intangible Assets.  Goodwill was $46.5 million at September 30, 2016, unchanged from December 31, 2015. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $5.4 million and $7.0 million at September 30, 2016 and December 31, 2015, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

Liabilities.  Total liabilities increased $274.2 million to $2.9 billion at September 30, 2016 due primarily to increases in deposits, short-term borrowings and FHLB advances.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$528,238	—	$536,327	—
Interest-bearing:
NOW	629,052	0.13%	508,573	0.12%
Money market	381,682	0.27	432,570	0.22
Savings	162,890	0.15	159,345	0.13
Time, less than $250,000	385,244	0.90	364,777	0.75
Time, $250,000 and over	51,731	0.87	47,219	0.75
Time, brokered	216,075	1.36	198,744	1.32
Total interest-bearing	1,826,674	0.49%	1,711,228	0.44%
Total deposits	$2,354,912	0.38%	$2,247,555	0.33%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of September 30, 2016:

	September 30, 2016
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$5,911	$13,964	$14,779	$19,926	$54,580
Brokered deposits	17,749	30,503	46,272	88,660	183,184
Total	$23,660	$44,467	$61,051	$108,586	$237,764

Total deposits increased $52.4 million, or 2.2%, to $2.4 billion as of September 30, 2016 as compared to December 31, 2015. This increase primarily resulted from an $85.7 million increase in noninterest-bearing deposits as new loan origination and modification payments received in conjunction with the commercial FHA business were remitted to GNMA in October 2016. This increase was offset in part by a $33.3 million decrease in interest-bearing deposits mainly due to maturities of brokered deposits.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $138.3 million and $107.5 million at September 30, 2016 and December 31, 2015, respectively. The weighted average interest rate on our short‑term borrowings was 0.23% and 0.21% at September 30, 2016 and December 31, 2015, respectively.

FHLB Advances and Other Borrowings.  In addition to deposits and short‑term borrowings, we use borrowings from the FHLB and other sources as an additional source of liquidity. During the first nine months of 2016, we increased FHLB advances by $197.4 million, which included $100.0 million of short-term FHLB advances that matured in October 2016. The increase in FHLB advances was used by the Company to fund increased loan demand.

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

On January 2, 2013, a third party committed to invest a total of $10.0 million in the form of $8.0 million of subordinated notes and $2.0 million of common stock. On March 26, 2013, we issued 125,000 shares of common stock per the terms of the commitment. In addition, 8.25% subordinated notes totaling $8.0 million were issued on June 28, 2013. These subordinated notes were due June 28, 2021. An 8‑year detachable warrant for the purchase of 125,000 shares at $16.00 per share of our common stock was issued concurrently with the funding of the notes. The detachable warrants became exercisable one year after issuance. The detachable warrants were valued at $0.6 million and recorded on a relative value basis separately in shareholders’ equity. Correspondingly, the value of the subordinated notes was reduced by $0.6 million with the recording of a discount. Using proceeds from the initial public offering, the Company repaid these subordinated notes on June 28, 2016 and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $88.7 million, or 38.1%, to $321.8 million at September 30, 2016 as compared to December 31, 2015 due to the retention of earnings, issuances of common stock, and an increase in accumulated other comprehensive income. These increases were offset in part by dividends declared on common stock. During the first nine months of 2016, we generated net income of $20.0 million and declared dividends of $7.1 million to common shareholders. Shareholders’ equity was also impacted by the issuance of $71.5 million of common stock in our initial public offering. In addition, accumulated other comprehensive income increased $3.3 million during the first nine months of 2016 due to increases in unrealized gains on covered non-agency mortgage-backed securities.

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

Integral to our liquidity management is the administration of short‑term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short‑ or long‑term basis.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $138.3 million at September 30, 2016 compared to $107.5 million at December 31, 2015. This increase primarily resulted from increased usage of repurchase agreements by our customers.

As of September 30, 2016 and December 31, 2015, we had $68.0 million and $83.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines at either date. In addition, available lines of credit from the Federal Reserve Discount Window at September 30, 2016 and December 31, 2015 were $39.6 million and $62.1 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $47.6 million and $76.7 million as of September 30, 2016 and December 31, 2015, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2016 and December 31, 2015, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2016 and December 31, 2015, we had $237.5 million and $40.0 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $336.5 million and $422.6 million of additional borrowing capacity with the FHLB as of September 30, 2016 and December 31, 2015, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The Dodd‑Frank Act and the Basel III Rules have established increased capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. The table below summarizes the minimum capital requirements applicable to us under the Basel III Rules.

	Basel III
	Well	Adequately
Ratio	Capitalized	Capitalized
Tier 1 leverage ratio	5.0%	4.0%
Common equity Tier 1 risk-based capital ratio (1)	6.5	4.5
Tier 1 risk-based capital ratio	8.0	6.0
Total risk-based capital ratio	10.0	8.0

(1)	The common equity Tier 1 risk‑based ratio is a new ratio created by the Basel III Rules beginning January 1, 2015. It is computed as common equity Tier 1 capital divided by total risk‑based assets.

In addition to the minimum regulatory capital requirements set forth in the table above, the Basel III Rules have implemented a “capital conservation buffer” that is added to the minimum requirements for capital adequacy purposes. A banking organization that fails to meet the required amount of the capital conservation buffer will be subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement is being phased in over a three-year period beginning on January 1, 2016. The capital conservation buffer in 2016 is 0.625% and will increase by 0.625% on January 1 of each year until fully phased in at 2.5% on January 1, 2019.

At September 30, 2016, the Bank exceeded all regulatory capital requirements under the Basel III Rules and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 10.00%, a common equity Tier 1 capital ratio of 11.14%, a Tier 1 capital ratio of 11.14% and a total capital ratio of 11.72%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2016:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,816,069	$—	$—	$—	$1,816,069
Time deposits	335,018	255,742	12,992	211	603,963
Securities sold under repurchase agreements	138,289	—	—	—	138,289
FHLB advances and other borrowings	127,537	6	35,000	75,000	237,543
Operating lease obligations	2,331	3,970	3,410	5,480	15,191
Subordinated debt	—	—	—	54,484	54,484
Trust preferred debentures	—	—	—	37,316	37,316
Total contractual obligations	$2,419,244	$259,718	$51,402	$172,491	$2,902,855

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
September 30, 2016:
Dollar change	$(2,949)	$4,289	$8,223
Percent change	(2.9)%	4.2%	8.1%
December 31, 2015:
Dollar change	$(759)	$1,356	$2,999
Percent change	(0.9)%	1.5%	3.4%

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

We are within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at September 30, 2016, projects that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2015. In recent periods, the amount of fixed rate assets increased, resulting in a position shift from slightly asset sensitive to asset sensitive.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
September 30, 2016:
Dollar change	$(22,201)	$35,525	$65,518
Percent change	(7.2)%	11.5%	21.3%
December 31, 2015:
Dollar change	$(16,147)	$29,080	$55,533
Percent change	(6.3)%	11.3%	21.6%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at September 30, 2016 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in mortgage‑backed securities.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Yield on Loans:
Reported yield on loans	4.79%	4.94%	4.90%	5.22%
Effect of accretion income on acquired loans	(0.41)%	(0.41)%	(0.53)%	(0.72)%
Yield on loans excluding accretion income	4.38%	4.53%	4.37%	4.50%

Net Interest Margin:
Reported net interest margin	4.00%	4.17%	4.01%	4.45%
Effect of accretion income on acquired loans	(0.34)%	(0.34)%	(0.43)%	(0.58)%
Net interest margin excluding accretion income	3.66%	3.83%	3.58%	3.87%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 66 through 67 of this report.

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

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On May 24, 2016, the Company sold 3,044,252 shares of common stock in its initial public offering, and on June 6, 2016, the Company issued an additional 545,813 shares of common stock when the underwriters for the initial public offering fully exercised their option to purchase additional shares. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-210683), which was declared effective by the SEC on May 23, 2016. Our common stock is currently traded on the NASDAQ under the symbol “MSBI”.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on May 24, 2016 pursuant to Rule 424(b)(4) under the Securities Act. From the effective date of the registration statement through September 30, 2016, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank, and used $8.0 million to redeem the Company’s outstanding 8.25% subordinated notes due June 2021.

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midland States Bancorp, INC.
Date: November 9, 2016	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)