Form 10-K
period 2016-12-31
Midland States Bancorp, Inc.
filed 2017-03-10
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                        (Mark one)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 001-35272

MIDLAND STATES BANCORP, INC.

(Exact name of Registrant as specified in its charter)

ILLINOIS	37-1233196
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Network Centre Drive, Effingham, IL	62401
(Address of principal executive offices)	(Zip Code)

(217) 342-7321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2016 was $242,113,280 (based on the closing price on the NASDAQ Global Select Market on that date of $21.69).

As of February 28, 2017, the Registrant had 15,561,366 shares of outstanding common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2017 to be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

MIDLAND STATES BANCORP, INC.

2016 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” and “would” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward‑looking statements, including those factors identified in “Item 1A – Risk Factors” or “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;

•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•compliance with governmental and regulatory requirements, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;

•our ability to identify and address cyber‑security risks, fraud and systems errors;

•our ability to effectively execute our strategic plan and manage our growth;

•risks related to our acquisition strategy, including our ability to identify suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

•the effects of the accounting treatment for loans acquired in connection with our acquisitions;

•risks associated with our pending acquisition of Centrue Financial Corporation, including the possibility that we may not complete the transaction on a timely basis or at all, and the possibility that we may not realize the anticipated benefit of the transaction;

•changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•governmental monetary and fiscal policies, and changes in market interest rates;

•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services; and

•changes in federal tax law or policy.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. In addition, our past results of operations are not necessarily indicative of our future results. Any forward‑looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1 –  Business

Our Company

Midland States Bancorp, Inc. (“the Company,” “we,” “our,” or “us”), an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. The Company completed its initial public offering on May 24, 2016. Our banking subsidiary, Midland States Bank (the “Bank”), an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation (“Love Funding”), based in Washington, D.C., and operate a commercial equipment leasing business on a nationwide basis through our subsidiary, Heartland Business Credit Corporation (“Business Credit”), based in Denver, Colorado.

In 2007, we adopted a strategic plan focused on building a performance-based, customer-centric culture, seeking accretive acquisitions, driving organic growth, creating revenue diversification and building a robust enterprise-wide risk management program. Since that time we have grown organically and through a series of ten acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, we acquired approximately $400.0 million in wealth management assets under administration from Sterling National Bank of Yonkers, New York (“Sterling”) in the fourth quarter of 2016. In December 2014, we acquired Heartland Bank, which greatly expanded our commercial, retail and mortgage banking services in the St. Louis metropolitan area. Additionally, the Heartland Bank acquisition facilitated our entry into Colorado, with one branch office located in Denver and three Colorado mortgage offices. This transaction also provided us the opportunity to enter complementary commercial Federal Housing Administration (“FHA”) loan origination and commercial equipment leasing business lines. On January 26, 2017, we announced that we entered into a merger agreement with Centrue Financial Corporation (“Centrue”), pursuant to which we have agreed to acquire Centrue and its banking subsidiary, Centrue Bank. As of December 31, 2016, Centrue had total assets of $977.8 million, net loans of $676.9 million and total deposits of $740.0 million.

Our Principal Businesses

Traditional Community Banking.  Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois (other than Chicago), and the St. Louis and Denver metropolitan areas. Through our Midland Merchant Services group, we also offer credit card processing and related services to a variety of merchants. As of December 31, 2016, we operated 45 banking offices in 36 communities.

Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial loans, agricultural loans, etc.), geographic location and industries in which our business customers are engaged (e.g., manufacturing, retail, hospitality, etc.). We principally focus our commercial lending activities on loans that we originate from borrowers located in our market areas.

We market our lending products and services to qualified lending customers through branch offices and high touch personal service. We focus our business development and marketing strategy primarily on middle market businesses. Commercial lending products include owner occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit), real estate construction loans, multifamily loans and loans to purchase farmland and finance agricultural production.

Commercial Loans. Our commercial loan portfolio is comprised primarily of term loans to purchase capital equipment and lines of credit for working capital and operational purposes to small and midsized businesses. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Part of our commercial loan portfolio includes loans extended to finance agricultural equipment and production. These loans are typically short-term loans extended to farmers and other agricultural producers to purchase seed, fertilizer and equipment.

Commercial Real Estate Loans.  We offer real estate loans for owner occupied and non-owner occupied commercial property. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner occupied offices, warehouses and production facilities, office buildings, hotels, mixed-use residential and commercial, retail centers, multifamily properties and assisted living facilities. Our commercial real estate loan portfolio includes farmland loans. Farmland loans are generally made to a borrower actively involved in farming rather than to passive investors.

Construction and Land Development Loans.  Our construction portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. These loans are typically disbursed as construction progresses and carry interest rates that vary with LIBOR.

Residential Real Estate Loans.  We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit, or HELOCs, consisting of loans secured by first or second mortgages on primarily owner-occupied primary residences.

Consumer Installment Loans.  We provide consumer installment loans for the purchase of cars, boats and other recreational vehicles, as well as for the purchase of major appliances and other home improvement projects. Our vehicle financing programs include both direct and indirect lending efforts, and we have built relationships with auto dealers in many of our markets. Our major appliance and other home improvement lending is originated principally through national and regional retailers and other vendors of these products and services. We typically service our vehicle financing loans and use a third party servicer for our national and regional home improvement loans.

Deposit Taking.  We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities throughout our market areas. We also offer sweep accounts to our business customers. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to statutory limits. We also offer sweep accounts that are guaranteed through repurchase agreements to our business and municipal customers. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise.

Residential Mortgage Origination.  Through the Bank, we also engage in the origination of residential first-and second-lien mortgage loans. We sell the majority of these loans to the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and various institutional purchasers, such as investment banks and other financial institutions.

Wealth Management.  Our wealth management group operates under the Midland Wealth Management name and provides a comprehensive suite of trust and wealth management products and services, including financial and estate planning, trustee and custodial services, investment management, tax and insurance planning, business planning, corporate retirement plan consulting and administration and retail brokerage services through a nationally recognized third party broker dealer.

FHA Origination and Servicing.  We conduct our FHA origination business through Love Funding, which we acquired in the Heartland Bank transaction. Love Funding originates commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, and sells those loans into the secondary market through Ginnie Mae-guaranteed mortgage-backed securities. We generally retain the mortgage servicing rights on the underlying loans (for which we receive a servicing fee). Headquartered in Washington, D.C., Love Funding operates on a nationwide basis, with offices in many of the largest metropolitan areas, including New York, Los Angeles, Chicago, Boston, St. Louis and Cleveland.

Commercial Equipment Leasing.   Our Business Credit subsidiary, also acquired in the Heartland Bank transaction, develops, originates and manages custom leasing and financing programs for equipment and software vendors on a nationwide basis. Business Credit has been in business since 1999 and principally focuses on the healthcare, petroleum, telecommunications and lighting industries, although it also serves other industries as well. Its model is based on serving as a financing solution to well established manufacturers and their sales teams. This model permits Business Credit to develop long-term relationships with these vendors and to tailor leasing solutions that support these vendors' sales efforts, without needing to maintain a large sales staff. It also permits Business Credit to provide comparably fast, consistent credit decisions. Leases generated by Business Credit are retained and serviced by Business Credit, and are most typically in the $50,000 to $150,000 range.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, wealth management, commercial leasing and commercial FHA loan originations in the multi-family and health care sectors. These industries are highly competitive, and the Bank and its subsidiaries face strong direct competition for deposits, loans, wealth management, leasing and FHA loan originations and other financial-related services. We compete with other community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, FHA loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from so-called "online businesses" with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships sets us apart from our competitors.

Our banking operations are largely concentrated in Illinois, the St. Louis metropolitan area and the Denver metropolitan area. According to the FDIC Summary of Deposits, as of June 30, 2016, there were 11 banks operating within Effingham County, Illinois, where three of the Bank’s offices are located, including its principal office. As of the same date, the Bank ranked first based on total deposits of all banking offices in Effingham County, with approximately 30.5% of the total deposits. As of June 30, 2016, there were 12 banks operating within Lee County, Illinois, where three of the Bank’s offices are located. As of the same date, the Bank ranked second based on total deposits of all banking offices in Lee County, with approximately 23.2% of the total deposits. The Bank also has branches located in Bond, Bureau, Champaign, Fayette, Kankakee, Kendall, La Salle, Marion, Monroe, St. Clair, Stephenson, Whiteside, Will, and Winnebago Counties in Illinois. In the entire state of Illinois, as of June 30, 2016, there were 540 banks operating, and the Bank had approximately 0.3% of total deposits. The Bank also has branches and competes for deposits and loans in Franklin, Jefferson, St. Charles, and St. Louis Counties in Missouri, as well as Denver County in Colorado.

Employees

As of December 31, 2016, we had approximately 715 employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

Our principal executive offices are located at 1201 Network Centre Drive, Effingham, Illinois 62401, and our telephone number at that address is (217) 342-7321. Through our website at www.midlandsb.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the FDIC, the Board of Governors of the Federal Reserve System

(the “Federal Reserve”), and the Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates, and the Company’s payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.  Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords.  The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.  In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets.  For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements.  The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) the Bank was not subject to a directive from the DFPR or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-

insured institutions or the financial system generally. The Company has elected to be, and continues to operate as, a financial holding company.

In order to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.    As an Illinois corporation, the Company is subject to the Illinois Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans.  On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.

Monetary Policy.    The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Exchange Act.  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and as a member bank, the Federal Reserve.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on minimum and maximum assessment rates. Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, like the Bank, so that minimum and maximum initial base assessment rates are established based on supervisory ratings. The initial base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.

The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board (“FHLB”) pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2016, the Bank paid supervisory assessments to the DFPR totaling approximately $237,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors.  Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company’s liquidity risk management policies in light of the LCR and NSFR.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is engaged in the process.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profit. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2016.  Notwithstanding the availability of funds for dividends, however, the FDIC and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.  Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank’s loan portfolio as of December 31, 2016, it did not exceed the 300% guideline for commercial real estate loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Company does not currently expect the CFPB’s rules to have a significant impact on the Bank’s operations, except for higher compliance costs.

Item 1A –  Risk Factors

The material risks that management believes affect the Company are described below. You should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known also may have a material adverse effect on the Company’s results of operations and financial condition.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of Illinois and the St. Louis metropolitan area. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial FHA financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government‑sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge‑offs and delinquencies, which could require increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge‑offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2016, our allowance for loan losses as a percentage of total loans was 0.64% and as a percentage of total nonperforming loans was 47.03%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2016, approximately 60.4% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented 69.2% of our total loan portfolio at December 31, 2016. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily‑marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to midsized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and midsized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to midsized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans comprised approximately 7.7% of our total loan portfolio as of December 31, 2016, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third‑party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break‑ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break‑ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber‑crimes. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third‑party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third‑party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third‑party service providers. If these third‑party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Our strategy of pursuing growth via acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. There are risks associated with an acquisition strategy, including the following:

•We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business.

•We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected.

•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing voting and/or non‑voting common stock or preferred stock, which may have high dividend rights or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity.

•We may be unsuccessful in realizing the anticipated benefits from acquisitions. For example, we may not be successful in realizing anticipated cost savings. We also may not be successful in preventing disruptions in service to existing customer relationships of the acquired institution, which could lead to a loss in revenues.

In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.

Pending litigation against Midland and Centrue could result in an injunction preventing the completion of the merger.

Following the announcement on January 26, 2017 of the execution of the merger agreement, a purported Centrue shareholder filed a putative class action lawsuit in the Circuit Court of LaSalle County, Illinois against Centrue, the individual members of the Centrue board of directors (including Centrue’s Chief Executive Officer), Midland and Sentinel Acquisition, LLC, a wholly owned subsidiary of Midland (“Merger Sub”), challenging the proposed transaction. Other Centrue shareholders may file additional lawsuits challenging the proposed transaction. The outcome of any such litigation is uncertain. If any case is not resolved, the lawsuit(s) could prevent or delay completion of the merger and result in substantial costs to Midland and Centrue, including any costs associated with the indemnification of directors and officers that are not covered by insurance. One of the conditions to each party’s obligation to close the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger or the bank merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows. For more information, see “Item 3 - Legal Proceedings.”

We may be exposed to unrecoverable losses on loans we have acquired.

Although we have generally acquired the loan assets of our recent acquisitions at substantial discounts to their unpaid principal balances, we may incur losses on acquired loans.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write‑downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans through organic loan growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

While we intend to continue to grow our business through strategic acquisitions coupled with organic loan growth, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Furthermore, many acquisitions we may wish to pursue would be subject to approvals by bank regulatory authorities, and we cannot predict whether any targeted acquisitions will receive the required regulatory approvals. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits, identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

Also, as our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion on our purchased credit impaired loan portfolio (a component of the accretable yield), is paid down, we expect downward pressure on our income to the extent that the run‑off is not replaced with other high‑yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2016 was 4.83%, while the yield generated using only the expected coupon would have been 4.36% during the same period. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high‑yielding loans or a larger volume of loans, we could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher‑yielding loans that fail to perform.

The accounting for loans acquired in connection with our acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

Loans acquired in connection with our acquisitions have been recorded at estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. In general, the determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of acquired loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These credit‑impaired loans, like non‑credit‑impaired loans acquired in connection with our acquisitions, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non‑accretable to accretable with a positive impact on interest income. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success is dependent, to a large degree, upon the continued service and skills of our existing executive management team, particularly Mr. Leon J. Holschbach, our Chief Executive Officer and President, and Mr. Jeffrey G. Ludwig, our Executive Vice President.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of Mr. Holschbach, Mr. Ludwig or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas and the difficulty of finding qualified replacement personnel, particularly in light of the fact that we are headquartered outside of a major metropolitan area. In addition, although we have non‑competition agreements with each of our eight executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non‑competition agreements varies across the states in which we do business. While our mortgage originators, loan officers and wealth management professionals are generally subject to non‑solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non‑competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short‑term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest‑earning assets and the interest paid by us on our interest‑bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities, such as deposits, rises more quickly than the rate of interest that we receive on our interest‑bearing assets, such as loans, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short‑term interest rates increase more than long‑term interest rates or when long‑term interest rates decrease more than short‑term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

If short‑term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits, including escrow deposits held in connection with our commercial mortgage servicing business. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff, or, in connection with our commercial mortgage servicing business, third parties for whom we provide servicing choose to terminate that relationship with us. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. The Company, on a consolidated basis, and the Bank, on a stand‑alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Decreased residential and commercial mortgage origination, volume and pricing decisions of competitors, and changes in interest rates, may adversely affect our profitability.

We currently operate a residential and commercial mortgage origination and servicing business. Changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans and the valuation of our mortgage servicing rights. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential and commercial mortgage origination and servicing business.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed‑rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other‑than‑temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax‑exempt state and local municipal securities, some of which are insured by monoline insurers. Since the economic crisis unfolded in 2008, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates over the last few years, this low interest rate environment likely will not continue indefinitely. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single‑family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government‑sponsored entities (“GSEs”) and other institutional and non‑institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.

In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and other institutional and non‑institutional investors. Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Similarly, Love Funding, Business Credit, and Midland Trust Company operate in niche markets where reputation is critically important. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

We are subject to potential claims and litigation pertaining to our fiduciary responsibilities.

Some of the services we provide, such as wealth management services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology‑driven products and services or be successful in marketing such products and services to our customers.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2016, we had $3.6 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in‑substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our other real estate owned disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our other real estate owned properties.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then‑fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to U.S. generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

If we breach any of the representations or warranties we make to a purchaser of our mortgage loans, we may be liable to the purchaser for certain costs and damages.

When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.

We face strong competition from financial services companies and other companies that offer banking, mortgage, leasing, and wealth management services and providers of FHA financing and servicing, which could harm our business.

Our operations consist of offering banking and mortgage services, and we also offer commercial FHA financing, trust, wealth management and leasing services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out‑of‑state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so‑called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, leasing and wealth management customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

If we violate HUD lending requirements, or if the federal government shuts down or otherwise fails to fully fund the federal budget, our commercial FHA origination business could be adversely affected.

We originate, sell and service loans under FHA insurance programs, and make certifications regarding compliance with applicable requirements and guidelines. If we were to violate these requirements and guidelines, or other applicable laws, or if the FHA loans we originate show a high frequency of loan defaults, we could be subject to monetary penalties and indemnification claims, and could be declared ineligible for FHA programs. Any inability to engage in our commercial FHA origination and servicing business would lead to a decrease in our net income.

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Federal governmental entities, such as HUD, that rely on funding from the federal budget, could be adversely affected in the event of a government shut‑down, which could have a material adverse effect on our commercial FHA origination business and our results of operations.

Risks Related to the Business Environment and Our Industry

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Compliance with the Dodd‑Frank Act and its implementing regulations has and may continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, new proposals for legislation may continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non‑bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

As a result of the Dodd‑Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

The failure to meet applicable regulatory capital requirements of the Basel III Rule could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the DFPR periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations.

The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti‑money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd‑Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the need to establish a deferred tax asset valuation allowance and a corresponding charge against earnings including any deferred tax assets we acquire in future acquisitions.

Deferred tax assets are reported as assets on the Company’s balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2016, the Company’s net deferred tax liability was $8.6 million, which included deferred tax assets for a $1.5 million alternative minimum tax credit carryforward that can be carried forward indefinitely. Tax credit carryforwards result in reductions to future tax liabilities. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The President of the United States and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount and/or eliminating the corporate alternative minimum tax, certain of the Company’s deferred tax assets would need to be re-measured to evaluate the impact that the lower tax rate and/or the elimination of the corporate alternative minimum tax will have on the currently expected full utilization of the deferred tax assets. If the lower tax rate and/or the elimination of the corporate alternative minimum tax makes it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against the Company’s earnings.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market‑wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systematic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois, 62401. We own our corporate headquarters office building, which was built in 2011 and consists of approximately 79,000 square feet. The property also houses our primary operations center. We have an additional operations center located in St. Louis, Missouri, Love Funding’s headquarters are located in Washington, D.C. and Business Credit’s headquarters are located in Denver, Colorado. At December 31, 2016, the Company had more than 80 locations across the United States. This includes 32 branches of the Bank located in Illinois, 12 branches of the Bank located in the St. Louis metropolitan area, and one branch of the Bank located in Colorado.

We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing, except that our branch bank in Town and Country, Missouri and our regional office in Clayton, Missouri are leased from entities principally owned by Andrew S. Love, Jr., who beneficially owns more than 5% of our voting securities, and Laurence A. Schiffer, one of our directors. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3 – Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Centrue, Midland, Merger Sub and the individual members of the Centrue board of directors have been named as defendants in a putative class action lawsuit filed by an alleged shareholder of Centrue in the Circuit Court of LaSalle County, Illinois: Rader v. Battles, et al., Case No. 17L16 (filed February 3, 2017). The complaint alleges, among other things, that the directors of Centrue breached their fiduciary duties in connection with entering into the merger agreement and that Centrue, Midland and Merger Sub aided and abetted those alleged fiduciary breaches. Plaintiffs claim, among other things, that Centrue’s board of directors failed to ensure that Centrue’s shareholders would receive maximum value for their shares, utilized preclusive corporate and deal protection terms to inhibit an alternate transaction and failed to conduct an appropriate sale process, and that Centrue’s largest shareholder and its representative on Centrue’s board of directors exerted undue influence to force a sale of Centrue at an unfair price. The action seeks a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger, directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of Centrue shareholders and awarding plaintiff its costs and attorneys’ fees. The defendants believe that the claims in these lawsuits are wholly without merit and intend to defend them vigorously. It is possible other potential plaintiffs may file additional lawsuits challenging the proposed transaction.

The outcome of the pending and any additional future litigation is uncertain. If any case is not resolved, the lawsuit(s) could prevent or delay completion of the merger and result in substantial costs to Midland and Centrue, including any costs associated with the indemnification of directors and officers that are not covered by insurance. One of the conditions to each party’s obligation to close the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger or the bank merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “MSBI” on May 24, 2016. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for the period of May 24, 2016 to December 31, 2016, as reported by NASDAQ, and the cash dividends declared for the periods indicated.

	Price Per Share		Cash
	High	Low	Dividends
2016
Fourth Quarter	$37.58	$24.66	$0.18
Third Quarter	25.50	21.55	0.18
Second Quarter (beginning May 24, 2016)	23.41	20.80	0.18
First Quarter	N/A	N/A	0.18

2015
Fourth Quarter	N/A	N/A	$0.17
Third Quarter	N/A	N/A	0.16
Second Quarter	N/A	N/A	0.16
First Quarter	N/A	N/A	0.16

Shareholders

As of February 28, 2017, the Company had 601 common stock shareholders of record, and a closing price of the Company’s common stock was  $35.16 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock, and we intend to generally maintain our current dividend levels. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

Dividend Restrictions. Under the terms of our subordinated notes issued in June 2015 and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our trust preferred securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Information on regulatory restrictions on our ability to pay dividends is set forth in “Part I, Item I – Business – Supervision and Regulation – Regulation and Supervision of the Company – Dividend Payments.” In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us, as further discussed in “Part I, Item I – Business – Supervision and Regulation—Regulation and Supervision of the Bank—Dividend Payments.”

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from May 24, 2016 (the date of the Company’s initial public offering and listing on NASDAQ) through December 31, 2016. The graph compares the Company's common stock with the NASDAQ Composite Index and the NASDAQ Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on May 24, 2016 and reinvestment of all quarterly dividends. Measurement points are May 24, 2016 and the last trading day of each subsequent month end through December 31, 2016. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
5/24/16
5/16
6/16
7/16
8/16
9/16
10/16
11/16
12/16
Midland States Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

*$100 invested on 5/24/16 in stock or 4/30/16 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2016.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
October 1 - 31, 2016	730	$25.97	-	-
November 1 - 30, 2016	3,047	27.16	-	-
December 1 - 31, 2016	6,689	33.14	-	-
Total	10,466	$30.90	-	-

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on May 24, 2016 pursuant to Rule 424(b)(4) under the Securities Act. From the effective date of the registration statement through December 31, 2016, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank, and used $8.0 million to redeem the Company’s outstanding 8.25% subordinated notes due June 2021.

Item 6 – Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2016. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$3,233,723	$2,884,824	$2,676,614	$1,739,548	$1,572,064
Total loans, gross	2,319,976	1,995,589	1,798,015	1,205,501	978,517
Allowance for loan losses	(14,862)	(15,988)	(12,300)	(23,672)	(26,190)
Loans held for sale	70,565	54,413	96,407	3,062	7,312
Investment securities	325,011	324,148	355,531	311,126	338,829
Deposits	2,404,366	2,367,648	2,150,633	1,381,889	1,268,134
Short-term borrowings	131,557	107,538	129,714	87,420	71,222
FHLB advances and other borrowings	237,518	40,178	74,349	73,410	75,082
Subordinated debt	54,508	61,859	7,370	7,299	5,000
Trust preferred debentures	37,405	37,057	36,930	11,830	10,000
Preferred shareholders’ equity	-	-	-	57,370	57,370
Common shareholders’ equity	321,770	232,880	219,456	92,070	73,548
Total shareholders’ equity	321,808	233,056	219,929	149,440	130,918
Tangible common equity (1)	265,747	179,357	162,046	76,149	57,331

	As of and for the Year Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Interest income	$121,249	$117,796	$73,141	$74,989	$74,197
Interest expense	15,995	12,889	8,543	9,069	11,271
Net interest income	105,254	104,907	64,598	65,920	62,926
Provision for loan losses	5,591	11,127	92	173	2,052
Noninterest income	72,057	59,482	20,441	16,230	14,044
Noninterest expense	121,298	117,764	69,480	61,449	56,419
Income before taxes	50,422	35,498	15,467	20,528	18,499
Provision for income taxes	18,889	11,091	4,651	6,023	4,842
Net income	31,533	24,407	10,816	14,505	13,657
Net (loss) income attributable to noncontrolling interest in subsidiaries	(9)	83	-	-	-
Net income attributable to Midland States Bancorp, Inc.	31,542	24,324	10,816	14,505	13,657
Preferred stock dividends	-	-	7,601	4,718	5,211
Net income available to common shareholders	$31,542	$24,324	$3,215	$9,787	$8,446

Credit Quality Data:
Loans 30-89 days past due	$10,767	$10,120	$5,744	$9,193	$3,037
Loans 30-89 days past due to total loans	0.46%	0.51%	0.32%	0.76%	0.31%
Nonperforming loans (2)	$31,603	$24,891	$32,172	$21,822	$19,829
Nonperforming loans to total loans (2)	1.36%	1.25%	1.80%	1.81%	2.03%
Nonperforming assets (3)	$34,550	$29,206	$39,542	$28,481	$25,860
Nonperforming assets to total assets (3)	1.07%	1.01%	1.48%	1.64%	1.64%
Allowance for loan losses to total loans (2)	0.64%	0.80%	0.69%	1.96%	2.68%
Allowance for loan losses to nonperforming loans (2)	47.03%	64.23%	38.23%	108.48%	132.08%
Net charge-offs to average loans	0.31%	0.39%	0.94%	0.25%	0.28%

Per Share Data (Common Stock):
Earnings:
Basic	$2.22	$2.03	$0.53	$2.12	$1.96
Diluted (4)	2.17	2.00	0.53	1.70	1.62
Dividends declared	0.72	0.65	0.59	0.53	0.48
Book value (5)	20.78	19.74	18.72	19.93	17.28
Book value—as converted (5)(6)	20.78	19.74	18.72	17.81	16.37
Tangible book value (1)	17.16	15.20	13.82	16.48	13.47
Tangible book value—as converted (1)(6)	17.16	15.20	13.82	15.91	14.34
Market price	36.18	N/A	N/A	N/A	N/A
Weighted average shares outstanding:
Basic	14,130,552	11,902,455	5,945,615	4,558,549	4,300,578
Diluted	14,428,839	12,112,403	6,025,454	7,151,471	6,898,791
Shares outstanding at period end	15,483,499	11,797,404	11,725,158	4,620,026	4,257,319

Adjusted Earnings Metrics:
Adjusted earnings (1)	$27,443	$29,193	$15,715	$17,541	$16,969
Adjusted diluted earnings per share (1)	1.89	2.39	1.74	2.08	2.08
Adjusted return on average assets (1)	0.89%	1.05%	0.90%	1.08%	1.13%
Adjusted return on average tangible common equity (1)	11.68	16.97	11.63	19.70	22.44

Performance Metrics:
Return on average assets	1.03%	0.88%	0.62%	0.89%	0.91%
Return on average shareholders’ equity	10.95	10.68	6.82	10.45	10.75
Return on average common shareholders’ equity	10.95	10.69	2.83	12.01	12.13
Return on average tangible common equity (1)	13.43	14.14	3.26	15.04	16.12
Yield on earning assets	4.51	4.91	4.74	5.29	5.65
Cost of average interest bearing liabilities	0.72	0.66	0.65	0.72	0.96
Net interest spread	3.79	4.25	4.09	4.57	4.69
Net interest margin (7)	3.92	4.38	4.21	4.68	4.82
Net interest margin excluding accretion income (1)	3.54	3.74	4.11	4.32	4.42
Efficiency ratio (8)	68.66	66.15	71.42	67.37	66.04
Common stock dividend payout ratio (9)	32.43	32.02	111.32	25.00	24.49
Loan to deposit ratio	96.49	84.29	83.60	87.24	77.16
Core deposits/total deposits (10)	88.70	88.41	89.56	87.97	87.52
Net non-core funding dependence ratio (11)	15.23	7.12	10.50	14.88	12.77

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Regulatory and Other Capital Ratios - Consolidated:
Tangible common equity to tangible assets (1)	8.36%	6.33%	6.19%	4.42%	3.68%
Tier 1 common capital to risk-weighted assets (12)	9.35	6.50	N/A	N/A	N/A
Tier 1 leverage ratio	9.76	7.49	10.48	8.14	7.98
Tier 1 capital to risk-weighted assets	11.27	8.62	8.65	9.98	10.36
Total capital to risk-weighted assets	13.85	11.82	9.59	11.77	12.03

Regulatory Capital Ratios - Bank Only (13):
Tier 1 common capital to risk-weighted assets (12)	11.61%	10.39%	N/A	N/A	N/A
Tier 1 leverage ratio	10.05	9.01	8.65%	8.92%	8.89%
Tier 1 capital to risk-weighted assets	11.61	10.39	10.34	10.93	11.54
Total capital to risk-weighted assets	12.17	11.06	11.18	12.18	12.81

(1)

Tangible common equity, tangible book value per share, tangible book value per share—as converted, adjusted earnings, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average tangible common equity, return on average tangible common equity, tangible common equity to tangible assets and adjusted net interest margin are non‑GAAP financial measures. See “—Non-GAAP Financial Measures,” below, for a reconciliation of these measures to their most comparable GAAP measures.

(2)

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings (“TDR”). Nonperforming loans exclude purchased credit‑impaired loans, or PCI loans, acquired in our prior acquisitions. PCI loans had carrying values of $28.3 million, $38.5 million, $44.2 million, $30.4 million, and $43.0 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Furthermore, PCI loans, as well as other loans acquired in a business combination, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Accordingly, our ratios that are computed using nonperforming loans and/or allowance for loan losses may not be comparable to similar ratios of our peers.

(3)

Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets. Nonperforming assets exclude covered other real estate owned related to FDIC‑assisted transactions. As discussed in footnote 1, above, nonperforming loans exclude PCI loans. This ratio may therefore not be comparable to a similar ratio of our peers.

(4)

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and common stock warrants using the treasury stock method and convertible preferred stock and convertible debentures using the if‑converted method. For the years ended December 31, 2014, 2013 and 2012, diluted earnings per share considered, when dilutive, the weighted average shares of common stock issuable upon conversion of our Series C preferred stock, Series D preferred stock, Series E preferred stock and Series F preferred stock then outstanding. During 2014, our Series C, D, E and F preferred stock was converted into shares of common stock. We did not have any preferred stock or warrants to acquire preferred stock outstanding during 2015 or 2016.

(5)	For purposes of computing book value per common share, book value equals total common shareholders’ equity.
(6)

Book value per share—as converted and tangible book value per share—as converted each give effect to: (i) for December 31, 2013, the conversion of all of the issued and outstanding shares of Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock into an aggregate of 3,772,664 shares of our common stock; and (ii) for December 31, 2012, the conversion of all of the issued and outstanding shares of Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock into an aggregate of 3,739,028 shares of our common stock. We did not have any convertible preferred stock or warrants to acquire convertible preferred stock outstanding at December 31, 2014, 2015 or 2016.

(7)	Net interest margin is presented on a fully taxable equivalent (“FTE”) basis.
(8)

Efficiency ratio represents noninterest expenses, as adjusted, divided by the sum of fully taxable equivalent net interest income plus noninterest income, as adjusted. Noninterest expense adjustments exclude integration and acquisition related expenses. Noninterest income adjustments exclude bargain purchase gains, FDIC settlement, FDIC loss sharing income, accretion/amortization of the FDIC indemnification asset, realized gains or losses from the sale of investment securities, gains or losses on sale of other assets and other‑than‑temporary impairment.

(9)	Common stock dividend payout ratio represents dividends per share divided by basic earnings per share.
(10)	Core deposits are defined as total deposits less brokered deposits and certificate of deposits greater than $250,000.
(11)

Net non‑core funding dependence ratio represents the degree to which the Bank is funding longer term assets with non‑core funds. We calculate this ratio as non‑core liabilities, less short term investments, divided by long term assets.

(12)

The Tier 1 common capital to risk‑weighted assets ratio is required under the Basel III Final Rule, which became effective for the Company and the Bank on January 1, 2015. Accordingly, this ratio is shown as not applicable (“N/A”) for periods ending prior to January 1, 2015.

(13)

On December 31, 2014, we completed our acquisition of Love Savings Holding Company, which primarily consisted of Heartland Bank and its wholly owned subsidiaries Love Funding and Business Credit. For the purpose of comparability with prior periods presented, the “bank only” regulatory capital ratios as of December 31, 2014 represent Midland States Bank ratios only and do not include Heartland Bank. The Tier 1 leverage ratio, Tier 1 capital to risk‑weighted assets ratio and total capital to risk‑weighted assets ratio for Heartland Bank as of December 31, 2014 were 8.76%, 11.77% and 13.03%, respectively.

Non-GAAP Financial Measures

Our management uses the following non-GAAP financial measures in its analysis of our performance: “tangible common equity,” “tangible common equity to tangible assets,” “tangible book value per share,” “tangible book value per share—as converted,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” “adjusted return on average tangible common equity,” “yield on loans excluding accretion income,” and “net interest margin excluding accretion income.”

Tangible Common Equity, Tangible Common Equity to Tangible Assets Ratio, Tangible Book Value Per Share and Tangible Book Value Per Share (as converted).  Tangible common equity, tangible common equity to tangible assets ratio, tangible book value per share and tangible book value per share—as converted are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. We calculate: (i) tangible common equity as total shareholders’ equity less preferred equity, noncontrolling interest in subsidiaries, goodwill and other intangible assets (excluding mortgage servicing rights); (ii) tangible assets as total assets less goodwill and other intangible assets; and (iii) tangible book value per share as tangible common equity divided by shares of common stock outstanding (in the case of the “as converted” measure, assuming the conversion of all preferred shares that were outstanding prior to December 31, 2014).

Our management, banking regulators, many financial analysts and other investors use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share and related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible common equity, tangible assets, tangible book value per share (as converted) and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets, and calculates our tangible book value per share (as converted):

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Shareholders' Equity to Tangible Common Equity:
Total shareholders' equity—GAAP	$321,808	$233,056	$219,929	$149,440	$130,918
Adjustments:
Preferred equity	-	-	-	(57,370)	(57,370)
Noncontrolling interest in subsidiaries	(38)	(176)	(473)	-	-
Goodwill	(48,836)	(46,519)	(47,946)	(7,732)	(7,732)
Other intangibles	(7,187)	(7,004)	(9,464)	(8,189)	(8,485)
Tangible common equity	$265,747	$179,357	$162,046	$76,149	$57,331
Adjustments:
Preferred equity	-	-	-	57,370	57,370
Warrants	-	-	-	-	-
Tangible common equity—as converted (1)	$265,747	$179,357	$162,046	$133,519	$114,701

Total Assets to Tangible Assets:
Total assets—GAAP	$3,233,723	$2,884,824	$2,676,614	$1,739,548	$1,572,064
Adjustments:
Goodwill	(48,836)	(46,519)	(47,946)	(7,732)	(7,732)
Other intangibles	(7,187)	(7,004)	(9,464)	(8,189)	(8,485)
Tangible assets	$3,177,700	$2,831,301	$2,619,204	$1,723,627	$1,555,847

Common shares outstanding	15,483,499	11,797,404	11,725,158	4,620,026	4,257,319
Adjustments:
Upon conversion of preferred stock	-	-	-	3,772,664	3,739,028
Common shares outstanding—as converted (1)	15,483,499	11,797,404	11,725,158	8,392,690	7,996,347

Tangible common equity to tangible assets ratio	8.36%	6.33%	6.19%	4.42%	3.68%
Tangible book value per share	$17.16	$15.20	$13.82	$16.48	$13.47
Tangible book value per share—as converted (1)	17.16	15.20	13.82	15.91	14.34

(1)	As converted represents amount per common share with all preferred shares that were outstanding prior to December 31, 2014 converted into common shares.

Return on Average Tangible Common Equity.  Management measures return on average tangible common equity to assess the Company’s capital strength and business performance. Tangible equity excludes preferred equity, noncontrolling interest in subsidiaries, goodwill and other intangible assets (excluding mortgage servicing rights), and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles return on average tangible common equity to its most comparable GAAP measure:

	As of and for the Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Net Income	$31,542	$24,324	$10,816	$14,505	$13,657
Less—preferred stock dividends	-	-	7,601	4,718	5,211
Net income available to common shareholders	$31,542	$24,324	$3,215	$9,787	$8,446

Average Shareholders' Equity to Average Tangible Common Equity:
Average total shareholders' equity—GAAP	$288,108	$227,757	$158,562	$138,862	$127,026
Adjustments:
Preferred equity	-	-	(45,057)	(57,370)	(57,370)
Noncontrolling interest in subsidiaries	(98)	(138)	-	-	-
Goodwill	(46,537)	(47,306)	(7,842)	(7,732)	(7,658)
Other intangibles	(6,575)	(8,249)	(7,117)	(8,677)	(9,592)
Average tangible common equity	$234,898	$172,064	$98,546	$65,083	$52,406
Return on average tangible common equity	13.43%	14.14%	3.26%	15.04%	16.12%

Adjusted Earnings Metrics.  Management uses the measure adjusted earnings to assess the performance of our core business and the strength of our capital position. We believe that this non-GAAP financial measure provides meaningful additional information about us to assist investors in evaluating our operating results. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles adjusted earnings, adjusted diluted earnings per share, adjusted return on average assets and adjusted return on average tangible common equity to their most comparable GAAP measures:

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Adjusted Earnings Reconciliation:
Income before income taxes - GAAP	$50,422	$35,498	$15,467	$20,528	$18,499
Adjustments to other income:
Gain on sales of investment securities, net	14,702	193	77	321	953
Other than-temporary-impairment on investment securities	(824)	(461)	(190)	(190)	(319)
Gain on bargain purchase	-	-	-	2,154	-
FDIC settlement	-	-	1,709	-	-
FDIC loss-sharing (expense) income	-	(566)	(3,491)	(1,149)	1,477
Amortization of FDIC indemnification asset, net	-	(397)	(954)	(2,705)	(5,172)
Reversal of contingent consideration accrual	350	-	-	-	-
Other income	-	12	2,972	-	-
Total adjusted other income	14,228	(1,219)	123	(1,569)	(3,061)
Adjustments to other expense:
Foundation contribution	-	-	900	-	-
Expense from payoff of subordinated debt	511	-	-	-	-
Net expense from FDIC loss share termination agreement	351	-	-	-	-
Branch network optimization plan charges	2,099	-	-	-	-
Integration and acquisition expenses	2,343	6,101	6,229	2,727	1,424
Total adjusted other expense	5,304	6,101	7,129	2,727	1,424
Adjusted earnings pre tax	41,498	42,818	22,473	24,824	22,984
Adjusted earnings tax	14,055	13,625	6,758	7,283	6,015
Adjusted earnings - non-GAAP	$27,443	$29,193	$15,715	$17,541	$16,969
Preferred stock dividends	-	-	7,601	4,718	5,211
Preferred stock dividends paid at conversion (1)	-	-	(3,346)	-	-
Adjusted earnings available to common shareholders - non-GAAP	$27,443	$29,193	$11,460	$12,823	$11,758

Adjusted diluted earnings per share	$1.89	$2.39	$1.74	$2.08	$2.08
Weighted average diluted common shares outstanding	14,428,839	12,112,403	7,528,641	8,379,455	7,862,361
Average assets	$3,075,134	$2,768,879	$1,753,286	$1,630,565	$1,508,232
Adjusted return on average assets	0.89%	1.05%	0.90%	1.08%	1.13%
Average tangible common equity	$234,898	$172,064	$98,546	$65,083	$52,406
Adjusted return on average tangible common equity	11.68%	16.97%	11.63%	19.70%	22.44%

(1)

Represents preferred stock dividends paid through applicable call dates with respect to the early conversion of Series D, E and F preferred shares, which the holders agreed to convert into common shares on December 31, 2014.

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

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Yield on Loans:
Reported yield on loans	4.83%	5.21%	4.65%	5.33%	5.73%
Effect of accretion income on acquired loans	(0.47)%	(0.73)%	(0.14)%	(0.50)%	(0.56)%
Yield on loans excluding accretion income	4.36%	4.48%	4.51%	4.83%	5.17%

Net Interest Margin:
Reported net interest margin	3.92%	4.38%	4.21%	4.68%	4.82%
Effect of accretion income on acquired loans	(0.38)%	(0.59)%	(0.10)%	(0.36)%	(0.40)%
Net interest margin excluding accretion income	3.54%	3.79%	4.11%	4.32%	4.42%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data,” our consolidated financial statements and related notes thereto, and the other financial data appearing elsewhere in this report. This discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” “Item 1A – Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward‑looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Our 136‑year old banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. Our commercial FHA origination and servicing business, based in Washington, D.C., is one of the top originators of government sponsored mortgages for multifamily and healthcare facilities in the United States. Our commercial equipment leasing business, based in Denver, provides financing to business customers across the country. As of December 31, 2016, we had $3.2 billion in assets, $2.4 billion of deposits and $321.8 million of shareholders’ equity.

In late 2007, we developed a strategic plan to build a diversified financial services company anchored by a strong community bank. Since then, we have grown organically and through a series of 10 acquisitions, with an over‑arching focus on enhancing shareholder value and building a platform for scalability. In November 2016, we completed the acquisition of approximately $400.0 million in wealth management assets from Sterling. We also acquired Heartland Bank in December 2014, which greatly expanded our commercial, retail and mortgage banking services in the St. Louis metropolitan area. Additionally, the Heartland Bank acquisition facilitated our entry into Colorado, with one branch office located in Denver and three Colorado mortgage offices. This transaction also provided us the opportunity to enter complementary commercial FHA loan origination and commercial equipment leasing business lines. In total, we have grown from a community bank with six locations and diluted earnings per share of $0.50 for the year ended December 31, 2007, to a financial services company with 81 locations, nationwide operations and diluted earnings per share of $2.17 for the year ended December 31, 2016.

Most recently, we announced in January 2017 that we had entered into a definitive agreement to acquire Centrue Financial Corporation, a regional, full-service community bank headquartered in Ottawa, Illinois. Centrue has 20 bank branches located principally in northern Illinois and had total assets of $1.0 billion as of December 31, 2016. Estimated total consideration of $175.1 million is expected to be paid 65% in common stock and the remaining 35% in cash. The transaction is expected to close mid-year 2017, subject to regulatory and shareholder approvals.

We have five principal business lines: traditional community banking, residential mortgage origination, wealth management, commercial FHA origination and servicing, and commercial equipment leasing. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking with a total loan portfolio of $2.3 billion and total deposits of $2.4 billion as of December 31, 2016. Through the Bank, we originated $546.8 million of residential mortgage loans in 2016, which included $423.8 million classified as held for sale. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and had $1.7 billion of assets under administration as of December 31, 2016. We conduct our FHA origination business through Love Funding, which we acquired in the Heartland Bank transaction. Love Funding originates commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, with $752.9 million of originations for the year ended December 31, 2016. Our Business Credit subsidiary, also acquired in the Heartland Bank transaction, provides custom leasing and financing programs to equipment and software vendors and their customers. Our lease portfolio has grown from $144.2 million on December 31, 2015 to $191.5 million at December 31, 2016.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; merchant services; and, from time to time, gains on sales of assets. With the acquisition of Heartland Bank, we expanded our income sources to include a greater emphasis on residential mortgage loan origination, Love Funding’s commercial FHA origination and servicing and Business Credit’s interest income on direct financing leases. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Primary Factors Affecting Comparability

Each factor listed below materially affects the comparability of our results of operations and financial condition in 2016, 2015 and 2014, and may affect the comparability of financial information we report in future fiscal periods.

Recent and Pending Acquisitions.  We have completed several acquisitions in recent years, but the results and other financial data of these acquired operations are not included in our financial results for the periods prior to their respective acquisition dates. Therefore, the financial data for these prior periods is not comparable in all respects and is not necessarily indicative of our future results. The following table summarizes our pending and completed acquisitions since December 31, 2013:

Date	Target	Type	Description and Highlights
2017 (pending)	Centrue Financial Corporation (Centrue Bank) Ottawa, IL	Holding company acquisition

•Pending acquisition of $1.0 billion community bank holding company which will significantly enhance presence in northern Illinois through the addition of 20 bank branches, most of which are located in northern Illinois.

•Anticipated closing date mid-year 2017 (subject to regulatory and shareholder approvals and other customary closing conditions).

November 2016	Trust Department of Sterling National Bank Yonkers, NY	Acquisition of business line	•Acquisition of approximately $400 million in wealth management assets.

Date	Target	Type	Description and Highlights
December 2014	Love Savings Holding Company (Heartland Bank) St. Louis, MO	Holding company acquisition

•Significantly expanded presence in Missouri side of St. Louis metropolitan area through the addition of 10 full‑service banking offices.

•Acquisition included Heartland Bank and its subsidiaries Love Funding, an approved FHA lender and Government National Mortgage Association (“GNMA”) issuer of commercial loans, and Business Credit, a provider of custom leasing programs to equipment and software vendors and their customers.

•Acquired $889.0 million of assets and assumed $860.7 million of liabilities.

•Recognized $38.9 million of goodwill.

•Recognized a $3.4 million core deposit intangible.

Capital Raising Transactions.  We consummated several significant capital transactions to support our organic growth and acquisition activity. Each of the following capital raising transactions affected the comparability of our results of operations and financial condition of prior periods to post‑transaction periods and may affect the comparability of financial information we report in future fiscal periods.

In May 2016, we completed our initial public offering and received gross proceeds of $67.0 million for the 3,044,252 shares of common stock sold by us in the offering. In June 2016, we received additional gross proceeds of $12.0 million for the 545,813 shares of common stock sold when the underwriters associated with the initial public offering fully exercised their option to purchase additional shares of common stock. After deducting underwriting discounts and offering expenses, we received total net proceeds of $71.5 million from the initial public offering.

In June 2015, we issued two tranches of subordinated notes for aggregate proceeds of $55.3 million. For one of the tranches, we issued subordinated notes totaling $15.0 million with a maturity date of June 18, 2025 and a fixed interest rate of 6.50%. For the other tranche, we issued subordinated notes totaling $40.3 million with a maturity date of June 18, 2025. This tranche carries a fixed interest rate of 6.00% for the first five years and a floating rate based on LIBOR plus 435 basis points thereafter.

On October 31, 2014, we issued 887,562 shares of common stock to complete a private placement offering that was conducted in late 2013 to provide funds for the acquisition of Heartland Bank. As a result of closing the private placement offering, we increased shareholders’ equity and reduced other liabilities for the $16.2 million of net proceeds received from investors.

As of December 31, 2013, we had outstanding Series C, D, E and F shares of preferred stock totaling $23.6 million, $22.5 million, $6.3 million and $5.0 million, respectively. On June 26, 2014, we exercised our right and converted all of the 2,360 shares of Series C preferred stock into 2,008,543 shares of common stock. In addition, on December 31, 2014, all 3,377 outstanding shares of our Series D, E and F preferred stock were converted into 1,807,369 shares of common stock. An additional 138,239 shares of common stock were issued to preferred shareholders who elected to receive some or all of their unpaid dividends in the form of additional common stock, while $0.4 million was paid to those who elected to receive some or all of their unpaid dividends in cash. We do not currently have any shares of our preferred stock outstanding.

In June 2013, we issued to a third party $8.0 million of subordinated notes with a rate of 8.25%.  Using proceeds from the initial public offering discussed above, we repaid these subordinated notes in June 2016 and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount that was established when the subordinated notes were issued.

Purchased Credit‑Impaired (PCI) Loans.  In five of our acquisitions, we acquired $160.4 million of loans that had evidence of credit deterioration since origination and for which it was probable at the date of acquisition that we would not collect all contractually required principal and interest payments. These loans are referred to as purchased credit‑impaired, or PCI, loans. We valued these PCI loans at fair value based on expected cash flows as of the date of acquisition. Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. For the year ended December 31, 2016, our reported net interest margin was 3.92%, which included accretion income of $11.7 million. Excluding the impact of accretion income would have reduced our net interest margin to 3.54% in 2016. For the year ended December 31, 2015, our reported net interest margin was 4.38%, which included accretion income of $15.7 million. Excluding the impact of accretion income would have reduced our net interest margin to 3.74% in 2015.

In May 2016, we received payment in full on a PCI loan that was a covered asset from an FDIC-assisted acquisition. We recognized the financial impact of this transaction by recording $1.8 million of accretion income into interest income on loans and a $0.8 million credit against the provision for loan losses offsetting the allowance amount that was previously recorded against this loan. In accordance with the loss-sharing agreement with the FDIC, we also recorded loss-sharing expense of $1.5 million for their 80% portion of previously paid covered losses on this loan.

Mortgage Servicing Rights. Our residential and commercial mortgage banking businesses sell mortgages in the secondary market and record a mortgage servicing rights asset when we retain the right to service the loans sold. Our mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date.  Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. A valuation allowance is established and a charge to earnings recorded when the amortized cost of mortgage servicing rights, using stratifications based on the risk characteristics of the underlying loans, exceed their estimated fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation allowance is reduced through a recovery to earnings. The fair value of our mortgage servicing rights is estimated using a cash flow estimation model that takes into consideration, among other things, expected mortgage loan prepayment rates and estimated discount rates. Prepayment rates used in the cash flow evaluation model typically have an inverse sensitivity to changes in market interest rates. Impairment charges on our residential mortgage servicing rights totaled $1.4 million in 2016 as decreases in long-term interest rates resulted in corresponding increases in estimated prepayment speeds primarily at the end of the first and second quarters of 2016. For the year ended December 31, 2015, we recorded impairment charges on our residential mortgage servicing rights totaling $0.4 million.

Impairment charges on our commercial mortgage servicing rights totaled $1.7 million in 2016 compared to no impairment charges in 2015.

Termination of FDIC Loss‑Sharing Arrangements.  Two of our acquisitions, Strategic Capital Bank in 2009 (Strategic Capital) and WestBridge Bank and Trust Company in 2010 (WestBridge), were acquired from the FDIC out of receivership. As part of these transactions, we entered into loss‑sharing arrangements with the FDIC, pursuant to which the FDIC agreed to reimburse certain losses we incurred with respect to the assets covered by those agreements. The loss‑share agreement we received in connection with the Strategic Capital acquisition in 2009 became fully expired in 2016. With respect to the WestBridge acquisition, the loss‑share agreement for commercial and commercial real estate loans expired on January 1, 2016, and the coverage for residential mortgages was set to expire on January 1, 2021.

On October 3, 2016, we entered into an agreement with the FDIC to terminate the remaining provisions of the existing loss share agreements. Under terms of this agreement, we paid the FDIC $0.6 million as consideration for the early termination. All future gains, recoveries, charge-offs, losses and expenses related to the formerly covered assets will now be recognized by us with no offset due to or from the FIDC.

Sale of Previously Covered Non-Agency Mortgage-Backed Securities – On October 4, 2016, we sold previously covered non-agency mortgage-backed securities (“CMOs”) with a carrying value of $72.1 million. As a result of the sale, we recognized a gain totaling $14.3 million in the fourth quarter of 2016.

Branch Network Optimization Plan – In November 2016, the Company announced a branch network optimization plan which will reduce our banking offices from 46 to 39 by March 1, 2017. As a result of this plan, we recorded $1.9 million of asset impairment on existing banking facilities and $0.2 million in other related charges. We also classified $1.6 million of branch-related assets as held for sale and reclassified this amount from premises and equipment to other assets on the consolidated balance sheet at December 31, 2016.

Primary Factors Used to Evaluate Our Business

Results of operations.  In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.

Net interest income.  Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest‑earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest‑bearing liabilities, including interest‑bearing deposits, borrowings and other forms of indebtedness. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest‑earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest margin; and (iv) our provisions for loan losses. Net interest margin is calculated as the annualized net interest income divided by average interest‑earning assets. Because noninterest‑bearing sources of funds, such as noninterest‑bearing deposits and shareholders’ equity, also fund interest‑earning assets, net interest margin includes the benefit of these noninterest‑bearing sources.

Changes in market interest rates and interest we earn on interest‑earning assets or pay on interest‑bearing liabilities, as well as the volume and types of interest‑earning assets, interest‑bearing and noninterest‑bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in our net interest spread, net interest margin and net interest income. We measure net interest income before and after the provision for loan losses we maintain.

Noninterest Income.  Noninterest income consists of, among other things: (i) commercial FHA revenue; (ii) residential mortgage banking revenue; (iii) wealth management revenue; (iv) merchant services revenue; (v) service charges on deposit accounts; (vi) interchange revenue (vii) gains on sales of investment securities; (viii) gains on sales of other real estate owned; (ix) gains on sales of other assets; (x) other‑than‑temporary impairments on investment securities; and (xi) other noninterest income. In 2015 and 2014, our noninterest income included amortization of the FDIC indemnification asset. Due to the expiration of most of the provisions of our FDIC loss‑sharing arrangements, as discussed above, the FDIC indemnification asset became fully amortized in 2015.

Noninterest income, particularly commercial FHA and residential mortgage banking revenue, has been impacted by changes in market interest rates and market conditions. Lower interest rates have historically increased customer demand for new loans and refinanced loans, which, in turn, have generally resulted in higher mortgage banking revenue. Higher interest rates have historically reduced customer demand for new loans and refinanced loans, which, in turn, have generally resulted in lower mortgage banking revenue.

Additionally, our income from service charges on deposit accounts is largely impacted by the volume, growth and type of deposits we hold, which are impacted by prevailing market conditions for our deposit products, our marketing efforts and other factors. Our wealth management revenue is materially impacted by general economic conditions and the conditions in the financial and securities markets, including the value of assets held under administration.

Noninterest expense.  Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expense; (iii) data processing fees; (iv) FDIC insurance expense; (v) professional fees; (vi) marketing expense; (vii) communication expense; (viii) loan expense (ix) expenses associated with other real estate owned (“OREO”); (x) amortization of intangible assets; and (xi) other general and administrative expenses.

Salaries and employee benefits includes compensation, employee benefits and tax expenses for our personnel. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy‑related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Data processing fees include expenses paid to our third‑party data processing system provider and other data service providers. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Professional fees include legal, accounting, consulting and other outsourcing arrangements. Marketing expense includes costs for advertising, promotions and sponsorships. Communication expense represents telephone and data line costs. Loan expense includes expenses related to collateral protection and collection activities. OREO expense consists of impairment losses, repairs and maintenance charges and other expenses related to foreclosed real estate properties. Amortization of intangible assets primarily represents the amortization of core deposit intangibles, which we recognized in connection with our acquisitions. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically and completed ten acquisitions, and as we have built out and modernized our operational infrastructure and implemented our plan to build an efficient, technology‑driven banking operation with significant capacity for growth.

Financial Condition

The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.

Asset Quality.  We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our allowance for loan losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors. The extent to which our loans and investment securities have been covered by loss‑sharing agreements with the FDIC also has significantly affected our analysis of asset quality.

Capital.  Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Effective January 1, 2015, we were subject to the Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi‑year phase‑in period. This framework modified the calculation of the various capital ratios, added a ratio, common equity Tier 1, and revised the adequately and well capitalized thresholds. In addition, the Basel III Rule established a new capital conservation buffer of 2.5% of risk‑weighted assets, which is being phased‑in over a four‑year period beginning January 1, 2016. Our capital ratios at December 31, 2016 exceeded all of the current well capitalized regulatory requirements.

We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of discounts and reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet; (vi) the levels of Tier 1 and total capital; (vii) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the common equity Tier 1 capital ratio; and (viii) other factors.

Liquidity.  We manage liquidity based upon factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short‑term funding sources used to fund assets, the amount of non‑deposit funding used to fund assets, the availability of unused funding sources, off‑balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, the re‑pricing characteristics and maturities of our assets when compared to the re‑pricing characteristics of our liabilities and other factors.

Material Trends and Developments

Economic and Interest Rate Environment.  The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Federal Reserve began decreasing short‑term interest rates, with eleven consecutive decreases totaling 525 basis points between September 2007 and December 2008. Since the recession ended in 2009, the economic conditions in the U.S. and our primary market areas have improved. Economic growth has been modest, the real estate market continues to recover and unemployment rates in the U.S. and our primary markets have significantly improved. The Federal Reserve has maintained historically low interest rates since their last decrease in December 2008. In December 2015, the Federal Reserve raised short‑term interest rates for the first time in nine years with a 25 basis point increase. The Federal Reserve raised short-term interest rates again in December 2016 with an additional 25 basis point increase.

Capital Raising Initiatives.  In late 2007, we adopted an initiative driven strategic plan, one component of which is to pursue accretive acquisitions to take advantage of our relative strength in a period of market disruption. We have been able to implement our acquisition strategy due to several significant capital raising transactions. These transactions are described above in the section under “—Primary Factors Affecting Comparability—Capital Raising Transactions.” These capital raising transactions have also supported our organic growth strategies.

Community Banking.  We believe the most important trends affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, regulatory burdens generally, including the Dodd‑Frank Act and the regulations thereunder, and interest margin compression. We expect that community banks will face increased competition for lower cost capital as a result of regulatory policies that may offer larger financial institutions greater access to government assistance than is available for smaller institutions, including community banks. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well‑capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy improves. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise, and we believe we possess these characteristics.

We also believe that regulatory burdens will continue to have a significant adverse effect on smaller community banks, which often lack the personnel, experience and technology to efficiently comply with new regulations in a variety of areas in the banking industry, including in the areas of deposits, lending, compensation, information security and overdraft protection. We believe the increased costs to smaller community banks from a more complex regulatory environment, especially those institutions with less than $500 million in total assets but also, to a lesser extent, institutions with between $500 million and $1 billion in total assets, coupled with challenges in the real estate lending area, present attractive acquisition opportunities for larger community banks that have already made significant investments in regulatory compliance and risk management and can acquire and quickly integrate these smaller institutions into their existing platform. Furthermore, we believe that, as a result of our significant operational investments and our experience acquiring other institutions and quickly integrating them into our organization, we are well positioned to capitalize on the challenges facing smaller community banks.

We continue to believe we have significant opportunities for further growth through additional acquisitions of banks, branches, wealth management firms and trust departments of community banks, selective de novo opportunities, continued expansion of our wealth management operations, the hiring of commercial banking and wealth management professionals from other organizations and organic growth within our existing branch network. We also believe we have the necessary experience, management and infrastructure to take advantage of these growth opportunities.

General and Administrative Expenses.  We expect to continue incurring increased noninterest expense attributable to general and administrative expenses as a result of transaction‑related expenses from our recent and pending acquisitions, including the costs of integrating acquired assets and operations into our organization, expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, costs associated with establishing de novo branch facilities, expenses to hire additional personnel and other costs required to continue our growth.

Credit Reserves.  One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against probable losses in our loan portfolio. In 2016, our provision for loan losses was $5.6 million compared to $11.1 million in 2015. This decrease was due primarily to the prior year including specific reserves for impairment identified on certain nonperforming loans. In 2015, we recorded a $7.5 million charge-

off on a group of nonperforming loans to one borrower due to deterioration in the Company’s collateral position on these loans. The provision for loan losses recorded in 2016 was primarily for growth in our loan portfolio combined with the impact of higher historical loss rates due to an increase in charge-off experience in the fourth quarter of 2016.

As noted above, we record PCI loans at estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. As a result of adding $541.7 million of loans from the Heartland Bank acquisition, which included $30.4 million of PCI loans, combined with net loan charge‑offs of $6.7 million, $7.4 million and $11.5 million during the years ended December 31, 2016, 2015 and 2014, respectively, our allowance for loan losses as a percentage of total loans declined to 0.64%, 0.80% and 0.69% at December 31, 2016, 2015 and 2014, respectively, from 1.96% at December 31, 2013.

Regulatory Environment.  As a result of regulatory changes, including the Dodd‑Frank Act and the Basel III Rule, as well as regulatory changes resulting from being a publicly traded company, we expect to be subject to more restrictive capital requirements, more stringent asset concentration and growth limitations and new and potentially heightened examination and reporting requirements. We also expect to face a more challenging environment for customer loan demand due to the increased costs that could be ultimately borne by borrowers, and to incur higher costs to comply with these new regulations. This uncertain regulatory environment could have a detrimental impact on our ability to manage our business consistent with historical practices and cause difficulty in executing our growth plan. See “Item 1A – Risk Factors” and “Item 1 – Supervision and Regulation.”

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2016, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2016			2015			2014
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$187,659	$948	0.50%	$155,373	$389	0.25%	$72,920	$178	0.24%
Investment securities:
Taxable investment securities	236,944	9,981	4.21	225,745	11,502	5.10	198,626	12,063	6.07
Investment securities exempt from federal income tax (1)	100,128	5,591	5.58	102,945	6,025	5.85	112,781	7,084	6.28
Total securities	337,072	15,572	4.62	328,690	17,527	5.33	311,407	19,147	6.15
Loans:
Loans (2)	2,182,439	105,531	4.84	1,933,897	100,814	5.21	1,194,358	55,514	4.65
Loans exempt from federal income tax (1)	40,468	1,777	4.39	37,663	1,807	4.80	25,476	1,203	4.72
Total loans	2,222,907	107,308	4.83	1,971,560	102,621	5.21	1,219,834	56,717	4.65
Total earning assets	2,747,638	$123,828	4.51%	2,455,623	$120,537	4.91%	1,604,161	$76,042	4.74%
Noninterest-earning assets	327,496			313,256			149,125
Total assets	$3,075,134			$2,768,879			$1,753,286
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,020,311	$1,880	0.18%	$941,143	$1,580	0.17%	$554,950	$753	0.14%
Savings deposits	163,392	245	0.15	159,345	213	0.13	117,472	123	0.10
Time deposits	430,144	3,847	0.89	411,996	3,096	0.75	313,310	2,118	0.68
Brokered deposits	215,865	2,964	1.37	198,744	2,622	1.32	137,318	2,204	1.61
Total interest-bearing deposits	1,829,712	8,936	0.49	1,711,228	7,511	0.44	1,123,050	5,198	0.46
Short-term borrowings	130,230	303	0.23	124,209	237	0.19	93,178	179	0.19
FHLB advances and other borrowings	158,609	1,057	0.67	55,728	741	1.33	80,294	1,682	2.09
Subordinated debt	58,110	3,858	6.64	38,675	2,731	7.06	7,439	728	9.79
Trust preferred debentures	37,225	1,841	4.95	37,010	1,669	4.51	11,971	756	6.32
Total interest-bearing liabilities	2,213,886	$15,995	0.72%	1,966,850	$12,889	0.66%	1,315,932	$8,543	0.65%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	536,965			536,327			252,213
Other noninterest-bearing liabilities	36,175			37,945			26,579
Total noninterest-bearing liabilities	573,140			574,272			278,792
Shareholders’ equity	288,108			227,757			158,562
Total liabilities and shareholders’ equity	$3,075,134			$2,768,879			$1,753,286
Net interest income / net interest margin (3)		$107,833	3.92%		$107,648	4.38%		$67,499	4.21%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $2.6 million, $2.7 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest‑earning assets and interest‑bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest‑earning assets and the interest incurred on our interest‑bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated equally to the change due to volume and the change due to rate. Interest income and average rates for tax‑exempt loans and securities were calculated on a tax‑equivalent basis, assuming a federal income tax rate of 35%.

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Compared with Year Ended			Compared with Year Ended
	December 31, 2015			December 31, 2014
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$123	$436	$559	$202	$9	$211
Investment securities:
Taxable investment securities	521	(2,042)	(1,521)	1,514	(2,075)	(561)
Investment securities exempt from federal income tax	(161)	(273)	(434)	(597)	(462)	(1,059)
Total securities	360	(2,315)	(1,955)	917	(2,537)	(1,620)
Loans:
Loans	12,487	(7,770)	4,717	36,463	8,837	45,300
Loans exempt from federal income tax	129	(159)	(30)	580	24	604
Total loans	12,616	(7,929)	4,687	37,043	8,861	45,904
Total earning assets	$13,099	$(9,808)	$3,291	$38,162	$6,333	$44,495
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$127	$173	$300	$586	$241	$827
Savings deposits	6	26	32	50	40	90
Time deposits	148	603	751	704	274	978
Brokered deposits	231	111	342	898	(480)	418
Total interest-bearing deposits	512	913	1,425	2,238	75	2,313
Short-term borrowings	13	53	66	60	(2)	58
FHLB advances and other borrowings	1,027	(711)	316	(421)	(520)	(941)
Subordinated debt	1,331	(204)	1,127	2,630	(627)	2,003
Trust preferred debentures	10	162	172	1,355	(442)	913
Total interest-bearing liabilities	$2,893	$213	$3,106	$5,862	$(1,516)	$4,346
Net interest income	$10,206	$(10,021)	$185	$32,300	$7,849	$40,149

Results of Operations – Comparison of Results of Operations for the Years Ended December 31, 2016 to December 31, 2015

The following discussion of our results of operations compares the year ended December 31, 2016 to the year ended December 31, 2015.

Net Interest Income/Average Balance Sheet. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the level of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. The net interest margin is presented on a fully‑taxable equivalent basis, which means that tax‑free interest income has been adjusted to a pretax equivalent income, assuming a 35% tax rate.

Net interest income on a tax-equivalent basis was $107.8 million in 2016 compared to $107.6 million in 2015. This minimal increase was mainly due to a $3.3 million increase in interest income on a tax-equivalent basis, offset mostly by a $3.1 million increase in interest expense. The increase in interest income was primarily attributable to increases in interest income on loans and cash investments. The increase in interest expense primarily resulted from increases in interest expense on deposits, FHLB advances, subordinated debt and trust preferred debentures. For the years ended December 31, 2016 and 2015, our reported net interest margin was 3.92% and 4.38%, respectively. The decrease in our reported net interest margin resulted partially from a reduction in accretion income associated with purchase accounting discounts established on loans acquired. Our net interest margin for the years ended December 31, 2016 and 2015, excluding accretion income would have been 3.54% and 3.74%, respectively.

Interest Income.    Total interest income on a tax equivalent basis was $123.8 million in 2016 compared to $120.5 million in 2015.  This increase was primarily attributable to increases in interest income on loans and cash investments, offset in part by a decrease in interest income on investment securities.

Interest income on loans in 2016 was $107.3 million compared to $102.6 million in 2015. The $4.7 million, or 4.6%, increase was primarily due to a 12.7% increase in the average balance of loans outstanding offset in part by a 38 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to loan growth in commercial real estate loans, construction loans, residential real estate loans, consumer loans and lease financings. The decline in the average yield on loans was primarily driven by a $4.0 million decrease in accretion income from purchase accounting discounts on acquired loans combined with the impact of lower market rates on new loans. Accretion income totaled $11.7 million in 2016 compared to $15.7 million for 2015. For the years ended December 31, 2016 and 2015, the reported yield on total loans was 4.83% and 5.21%, respectively, while the yield on total loans excluding accretion income would have been 4.36% and 4.48%, respectively. The decline in accretion income resulted from continued run-off of higher yielding acquired loans.

Interest income on our investment securities portfolio decreased $2.0 million, or 11.2%, to $15.6 million in 2016 compared to $17.5 million in 2015. This decrease resulted primarily from the impact of selling $72.1 million of previously covered CMOs early in the fourth quarter of 2016 (see “—Primary Factors Affecting Comparability – Sale of Previously Covered Non-Agency Mortgage-Backed Securities” above). The proceeds received from the sale of previously covered CMO’s were reinvested into higher quality, lower yielding investments.

Interest income on short-term cash investments increased to $0.9 million in 2016 compared to $0.4 million in 2015.  This increase resulted from an increase in short-term interest rates combined with an increase in the volume of short-term cash investments.

Interest Expense.  Interest expense on interest‑bearing liabilities increased $3.1 million, or 24.1%, to $16.0 million in 2016 as compared to $12.9 million in 2015 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $8.9 million in 2016 compared to $7.5 million in 2015. The $1.4 million, or 19.0%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 6.9% combined with a five basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from an increase in the average balance of interest-bearing transaction accounts, time deposits and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates.

Interest expense on borrowings increased $1.7 million, or 31.3%, to $7.1 million in 2016 as compared to $5.4 million in 2015. This increase primarily consisted of increased interest expense on FHLB advances, subordinated debt and trust preferred debentures of $0.3 million, $1.1 million and $0.2 million respectively. These increases were primarily due to expanded usage of FHLB advances as both a short- and long-term source of funds, an increase in the level of subordinated debt and increases in the rates paid on trust preferred debentures. In June 2015, we issued $55.3 million of subordinated debt in a private placement and in June 2016, we repaid $8.0 million of subordinated debt that had been issued in June 2013 (see “—Primary Factors Affecting Comparability – Capital Raising Transactions” above).

Provision for Loan Losses.  The provision for loan losses totaled $5.6 million in 2016 compared to $11.1 million in 2015. The provision in 2016 was comprised of a $6.4 million provision on non-PCI loans offset in part by a $0.8 million negative provision for PCI loans. The $4.6 million decrease in the provision for loan losses on non-PCI loans resulted primarily from the prior year provision including specific reserves for impairment identified on certain nonperforming loans. During the third quarter of 2015, we recorded a $7.5 million charge-off on a group of nonperforming loans to one borrower due to deterioration in our collateral position on these loans. The provision for loan losses recorded in 2016 on non-PCI loans was primarily for growth in our loan portfolios combined with the impact of an increase in historical loss rates. The $0.8 million negative provision on PCI loans in 2016 resulted from a $0.8 million provision reduction related to a PCI loan that was paid in full during the second quarter of 2016 (see “—Primary Factors Affecting Comparability – Purchased Credit-Impaired (PCI) Loans” above).

Noninterest Income.  Noninterest income increased $12.6 million, or 21.1%, to $72.1 million in 2016. The following table sets forth the major components of our noninterest income for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest income:
Commercial FHA revenue	$22,064	$20,175	$1,889
Residential mortgage banking revenue	13,389	17,634	(4,245)
Wealth management revenue	8,091	7,292	799
Merchant services revenue	1,697	1,529	168
Service charges on deposit accounts	3,904	3,969	(65)
Interchange revenue	3,750	3,562	188
FDIC loss-sharing expense	(1,661)	(566)	(1,095)
Gain on sales of investment securities, net	14,702	193	14,509
Other-than-temporary impairment on investment securities	(824)	(461)	(363)
Gain on sales of other real estate owned	113	600	(487)
Other income	6,832	5,555	1,277
Total noninterest income	$72,057	$59,482	$12,575

Commercial FHA revenue.  Love Funding is an approved FHA insured lender and GNMA issuer engaged in commercial FHA origination and servicing. Commercial FHA revenue represents gains from securitizing loans held for sale and net revenues earned on the servicing of loans sold. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing commercial FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Noninterest income from our commercial FHA business increased $1.9 million, or 9.4%, to $22.1 million in 2016. We generated gains on loans held for sale of $21.7 million and net servicing income of $0.4 million in 2016 compared to gains on loans held for sale of $18.1 million and net servicing revenues of $2.1 million in 2015. The $3.6 million increase in gains on loans held for sale resulted primarily from an increase in commercial FHA interest rate lock commitments from $467.5 million in 2015 to $740.8 million in 2016.  Included in interest rate lock commitments for 2016 were $153.8 million of loan modifications which generate a reduced level of revenue. Loan modifications represent refinancing transactions of previously originated loans. The $1.7 million decrease in net servicing revenue primarily resulted from $1.7 million of impairment recorded against our commercial mortgage servicing rights in 2016.

Residential mortgage banking revenue.  Residential mortgage banking revenues are primarily generated from gains recognized on loans held for sale and fees earned from the servicing of residential loans sold to others. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing residential mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Our residential mortgage banking activities generated gains on loans held for sale of $13.5 million and a net servicing loss of $0.1 million in 2016 compared to gains on loans held for sale of $15.9 million and net servicing revenue of $1.7 million in 2015. The $2.5 million decrease in gains on loans held for sale was primarily due to a 24.5% decrease in loan production to $423.8 million in 2016. The $1.8 million decrease in net servicing revenue primarily resulted from 2016 reflecting a $1.0 million increase in impairment recorded against our residential mortgage servicing rights combined with a $1.0 million increase in the amortization of residential mortgage servicing rights.

Wealth management revenue.  Noninterest income from our wealth management business increased $0.8 million, or 11.0%, to $8.1 million in 2016. The increase in wealth management revenue was primarily due to growth in assets under administration of $477.1 million, or 40.4%, to $1.7 billion at December 31, 2016. The increase in assets under administration consisted of $403.0 million of wealth management assets added from the Sterling acquisition that closed in November 2016 combined with organic growth experienced during the current year.

FDIC loss‑sharing expense.    Fluctuations in FDIC loss-sharing expense were largely correlated to impairment charges or recoveries recorded on covered loans and other real estate owned acquired in previous FDIC-assisted transactions.  We recorded FDIC loss-sharing expense of $1.7 million in 2016 compared to $0.6 million in 2015.  The FDIC loss-sharing expense in 2016 resulted primarily from us reimbursing the FDIC $1.5 million for 80% of covered losses paid to us previously on a covered loan that was paid in full during the second quarter of 2016 (see “—Primary Factors Affecting Comparability  – Purchased Credit-Impaired (PCI) Loans” above).

Gain on sales of investment securities, net.  Gains recognized on sales of investment securities totaled $14.7 million in 2016 compared to $0.2 million in 2015. This increase primarily resulted from the October 2016 sale of previously covered non-agency mortgage-backed securities with a carrying value of $72.1 million. As a result of the sale, we recognized a gain totaling $14.3 million in the fourth quarter of 2016.

Other‑than‑temporary impairment on investment securities.  During 2016, we identified three previously covered non‑agency mortgage‑backed securities that had other-than-temporary impairment (“OTTI”) of $0.8 million due to changes in expected cash flows. These amounts were recognized as losses in the 2016 consolidated statement of income.

In 2015, we determined, due to changes in expected cash flows, that three previously covered non-agency mortgage-backed securities had other-than-temporary impairment of $0.5 million. These amounts were recognized as losses in the 2015 consolidated statement of income.

Other income.  Other income totaled $6.8 million in 2016 compared to $5.6 million in 2015. This increase in other income was primarily due to an increase in income earned on bank-owned life insurance (BOLI). The Company purchased $20.0 million of additional BOLI policies in both the second quarter of 2015 and the second quarter of 2016. Also in 2016, we recognized $0.7 million of death benefits due to the passing of an employee covered by BOLI. The fluctuation in other income was also positively impacted by the prior year including $0.4 million of amortization expense related to our FDIC indemnification asset that was fully amortized by the end of 2015. Additionally, other noninterest income in 2016 benefited from the reversal of the remaining $0.4 million contingent consideration accrual that was established in conjunction with the Heartland Bank acquisition as Love Funding’s aggregate net income for the two year period ending December 31, 2016 did not meet the contingent consideration threshold. These fluctuations were offset in part by other income in 2015 including $0.9 million for a Love Funding related indemnification claim expressly covered by the Heartland Bank merger and indemnification agreements (see “—Other noninterest expense” below).

Noninterest Expense. Noninterest expense increased $3.5 million, or 3.0%, to $121.3 million in 2016 compared to 2015. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2016 and 2015:

Noninterest Expense. Noninterest expense increased $3.5 million, or 3.0%, to $121.3 million in 2016. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest expense:
Salaries and employee benefits	$66,293	$63,313	$2,980
Occupancy and equipment	13,080	13,151	(71)
Data processing	10,658	10,197	461
FDIC insurance	1,707	2,051	(344)
Professional	8,049	8,687	(638)
Marketing	2,733	2,891	(158)
Communications	2,150	2,354	(204)
Loan expense	1,957	2,960	(1,003)
Other real estate owned	935	945	(10)
Amortization of intangible assets	2,147	2,460	(313)
Other	11,589	8,755	2,834
Total noninterest expense	$121,298	$117,764	$3,534

Salaries and employee benefits.  Salaries and employee benefits expense increased $3.0 million, or 4.7%, to $66.3 million in 2016.  This increase was primarily attributable to an increase in annual bonus expense, annual salary increases that took effect in 2016, greater medical insurance costs and an increase in other employee benefit related expenses.

Data processing.  Data processing expense increased $0.5 million, or 4.5%, to $10.7 million in 2016. This increase resulted primarily from an increase in software licensing fees.

FDIC insurance.  FDIC insurance expense decreased $0.3 million, or 16.8%, to $1.7 million in 2016. Effective July 1, 2016, the insurance rate being charged by the FDIC was lowered for banks with assets below $10 billion.

Professional.  Professional fees decreased $0.6 million, or 7.3%, to $8.0 million in 2016. This decrease was mainly due to 2015 including nonrecurring consulting expenses and legal fees associated with integrating the Heartland Bank entities acquired at the end of 2014. The impact of these costs in 2015 were offset in part by consulting and professional fees incurred in 2016 on various new technology and integration projects undertaken by the Company.

Marketing.  Marketing expense decreased $0.2 million, or 5.4%, to $2.7 million in 2016.  This decrease reflected the impact of 2015 including increased advertising and public relations expense centered on the promotion of our acquisition and integration of Heartland Bank.

Communications.  Communications expense decreased $0.2 million, or 8.7%, to $2.2 million in 2016.  This decrease primarily resulted from the prior year including one-time costs associated with conforming the Heartland Bank phone system and data lines to those used by the Company.

Loan expense.  Loan expense totaled $2.0 million in 2016 compared to $3.0 million in 2015. Loan expense includes costs related to collateral protection and collection activities. These decreases were primarily the result of additional costs incurred in 2015 related to integrating the Heartland Bank entities acquired at the end of 2014.

Intangible assets amortization.  Intangible assets amortization expense was $2.1 million in 2016 compared to $2.5 million in 2015. This decrease resulted from the amortization of our core deposit intangible assets declining in 2016. Our core deposit intangibles are amortized on an accelerated basis over their estimated useful lives, generally over a period of 10 years.

Other noninterest expense.  Other noninterest expense totaled $11.6 million in 2016 compared to $8.8 million in 2015. The fluctuation in other noninterest expense was impacted by the following items:

•

In November 2016, the Company announced a branch network optimization plan which will reduce our banking offices from 46 to 39 by March 1, 2017. As a result of this plan, we recorded $1.9 million of asset impairment on the banking facilities impacted by the plan and $0.2 million in other related charges (see “—Primary Factors Affecting Comparability  – Branch Network Optimization Plan” above).

•

In June 2013, we issued to a third party $8.0 million of subordinated notes with a rate of 8.25%.  Using proceeds from the initial public offering completed in May 2016, we repaid these subordinated notes in June 2016 and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount that was established when the subordinated notes were issued.

•

In October 2016, we entered into an agreement with the FDIC to terminate the remaining provisions of the existing loss share agreements. Under terms of this agreement, we paid the FDIC $0.6 million as consideration for the early termination.

•

Other noninterest expense in 2016 was also impacted by increased costs associated with debit cardholder disputes and increased losses associated with make-whole requests and loan repurchases of loans sold in our residential mortgage banking business.

•

Other noninterest expense in 2015 included a $1.2 million loss contingency accrual related to a Love Funding legal dispute with a former employee that was raised prior to our acquisition of Heartland Bank. The claim was expressly covered in the merger and indemnification agreements with Heartland Bank (see “—Other income” above).

Income Tax Expense. Income tax expense was $18.9 million in 2016 as compared to $11.1 million in 2015.  The increase in income tax expense was in part commensurate with the related growth in pre-tax income. The effective tax rate for 2016 was 37.5% as compared to 31.2% in 2015.  The increase in the effective tax rate was primarily attributable to the increase in pre-tax book income, as well as the write-off of state tax receivables, and establishing a valuation allowance against state tax credits.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2015 to December 31, 2014

The following discussion of our results of operations compares the year ended December 31, 2015 to the year ended December 31, 2014.

Net Interest Income/Average Balance Sheet. In 2015, we generated net interest income on a tax‑equivalent basis of $107.6 million, an increase of $40.1 million, or 59.5%, from the net interest income level we produced on a tax equivalent basis in 2014. This increase was largely due to a 53.1% increase in the average balance of interest earning assets, coupled with a 17 basis point improvement in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to loans added from the Heartland Bank acquisition coupled with organic growth in commercial loans, commercial real estate loans, consumer loans and leases during 2015. The increase in the average yield on interest-earning assets was primarily due to an increase in accretion income associated with purchase accounting discounts established on loans acquired in the Heartland Bank acquisition.  For the years ended December 31, 2015 and 2014, our reported net interest margin was 4.38% and 4.21%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios.  Our net interest margin for the years ended December 31, 2015 and 2014, excluding accretion income would have been 3.74% and 4.11%, respectively.

Interest Income. Total interest income on a tax equivalent basis was $120.5 million in 2015 compared to $76.0 million in 2014. The $44.5 million, or 58.5%, increase in total interest income on a tax equivalent basis was due to increases in interest earned on our loan portfolio, offset in part by declines in interest earned from our investment portfolio.

Interest income on loans was $102.6 million in 2015 compared to $56.7 million in 2014. The $45.9 million, or 80.9%, increase in interest income on loans was primarily due to a 61.6% increase in the average balance of loans outstanding coupled with a 56 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to loans added from the Heartland Bank acquisition coupled with organic loan growth during 2015. The higher yield on the loan portfolio resulted primarily from accretion income associated with purchase accounting discounts established on loans acquired in the Heartland Bank acquisition. The average yield on loans benefits from discount accretion on our purchased loan portfolios. For the years ended December 31, 2015 and 2014, the reported yield on loans was 5.21% and 4.65%, respectively, while the yield on total loans excluding accretion income would have been 4.48% and 4.51%, respectively.

Interest income on our investment securities portfolio decreased $1.6 million, or 8.5%, to $17.5 million in 2015. The decrease in interest income on investment securities was primarily due to an 82 basis point decline in the average yield on investment securities, offset in part by a 5.5% increase in the average balance of investment securities. The lower yield on investment securities was mainly attributable to the proceeds from amortizing, sold and maturing investment securities being reinvested at lower market interest rates.

Interest Expense.  Interest expense on interest‑bearing liabilities increased $4.3 million, or 50.9%, to $12.9 million in 2015 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $7.5 million in 2015 from $5.2 million in 2014. The $2.3 million, or 44.5%, increase in interest expense on deposits between the two years was primarily due to the average balance of deposits increasing 52.4%, offset in part by a 2 basis point decrease in the average rate paid. The increase in the average balance of deposits resulted primarily from the impact of deposit accounts added from the Heartland Bank acquisition. The decline in the average rate paid was due to the impact of lower market interest rates on brokered deposits.

Interest expense on borrowings increased $2.0 million, or 60.8%, to $5.4 million in 2015. This increase reflected increased interest expense on subordinated debt and trust preferred debentures, offset in part by a reduction in interest expense on FHLB advances and other borrowings. The increase in interest expense on subordinated debt of $2.0 million was due to the issuance of $55.3 million of subordinated debt in June 2015. The increase in interest expense on trust preferred debentures of $0.9 million was primarily due to the impact of $40.0 million of trust preferred debentures assumed in the Heartland Bank acquisition at a fair value of $24.9 million. The decrease in interest expense on FHLB advances and other borrowings of $0.9 million was due to pre‑payment of a $14.0 million term note using proceeds from the subordinated debt issuance discussed above combined with a reduction in the level of outstanding FHLB advances in 2015.

Provision for Loan Losses.  The provision for loan losses totaled $11.1 million in 2015 compared to $0.1 million in 2014. The $11.0 million increase in the provision for loan losses was due primarily to an increase in specific reserves on non‑PCI loans for impairment identified on certain nonperforming loans coupled with the impact of loan growth during 2015. During the third quarter of 2015, we recorded a $7.5 million charge‑off on a group of nonperforming loans to one borrower due to deterioration in our collateral position on these loans.

Noninterest Income.  Noninterest income increased $39.0 million, or 191.0%, to $59.5 million in 2015. The following table sets forth the major components of our noninterest income for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2015	2014	(decrease)
Noninterest income:
Commercial FHA revenue	$20,175	$—	$20,175
Residential mortgage banking revenue	17,634	3,000	14,634
Wealth management revenue	7,292	7,098	194
Merchant services revenue	1,529	1,083	446
Service charges on deposit accounts	3,969	3,036	933
Interchange revenue	3,562	2,613	949
FDIC loss-sharing expense	(566)	(3,491)	2,925
Gain on sales of investment securities, net	193	77	116
Other-than-temporary impairment on investment securities	(461)	(190)	(271)
Gain on sales of other real estate owned	600	761	(161)
Gain on sales of other assets	—	3,224	(3,224)
Other income	5,555	3,230	2,325
Total noninterest income	$59,482	$20,441	$39,041

Commercial FHA revenue.  Commercial FHA revenue represents gains from commercial FHA loans held for sale and net revenues earned on the servicing of loans sold. In 2015, Love Funding generated gains on loans held for sale of $18.1 million and net servicing revenues of $2.1 million. During 2015, Love Funding originated $382.9 million of new commercial FHA loans. In 2014, we did not have any commercial FHA revenue because we entered into this line of business in connection with our acquisition of Heartland Bank and Love Funding on December 31, 2014. At December 31, 2015 and 2014, we were servicing for the benefit of others government‑insured commercial mortgage loans totaling $3.6 billion and $3.4 billion, respectively.

Residential mortgage banking revenue.  Residential mortgage banking revenues are primarily generated from gains recognized on residential loans held for sale and fees earned from the servicing of residential loans sold to others. In 2015, our residential mortgage banking activities generated gains on loans held for sale of $15.9 million and net servicing revenues of $1.7 million compared to $2.6 million and $0.4 million in 2014, respectively. The $13.4 million increase in gains was primarily due to the origination of residential mortgage loans held for sale increasing to $560.9 million during 2015 compared to $88.4 million of originations during 2014. The $1.2 million increase in residential servicing revenue resulted from the average balance of our residential servicing portfolio increasing to $1.8 billion in 2015 as opposed to $299.3 million in 2014. The increases in the origination of residential loans held for sale and the residential servicing portfolio in 2015 were primarily due to the acquisition of Heartland Bank and the addition of its sizable residential mortgage banking operations.

Wealth management revenue.  Noninterest income from our wealth management business increased $0.2 million to $7.3 million in 2015. The increase in wealth management revenue was primarily due to organic growth which resulted in an increase in the average balance of assets under administration to $1.18 billion in 2015 compared to $1.15 billion in 2014.

Merchant services revenue.  Noninterest income from our merchant services business increased $0.4 million to $1.5 million in 2015. We acquired Enable Pay Direct, Inc. in April 2012 and began our credit card processing business as a result of this acquisition. Our merchant services revenue has increased each year since 2012 due primarily to a focus on growth and an increase in the number of merchant services customers we serve.

Service charges on deposits.  Noninterest income from service charges on deposits increased $0.9 million to $4.0 million in 2015. This increase primarily resulted from the addition of transactional deposit accounts associated with the Heartland Bank acquisition.

Interchange revenue.  Noninterest income from interchange revenue increased $0.9 million to $3.6 million in 2015. This increase primarily resulted from an increased number of bank issued debit cards resulting from the Heartland Bank acquisition.

FDIC loss‑sharing expense.  Fluctuations in FDIC loss‑sharing expense are largely correlated to impairment charges or recoveries recorded on covered loans and other real estate owned acquired in the Strategic Capital and WestBridge transactions. We recorded FDIC loss‑sharing expense of $0.6 million during 2015 compared to FDIC loss‑sharing expense of $3.5 million in 2014. The $2.9 million decrease in FDIC loss‑sharing expense was due primarily to us reimbursing the FDIC for 80% of a $3.2 million gain recognized in other income from the June 2014 liquidation of assets received from a 2011 foreclosure of a covered loan (see “—Gain on sales of other assets” below).

Gain on sales of investment securities, net.  During 2015, we sold investment securities totaling $62.8 million that resulted in net gains of $0.2 million. Sales in 2015 consisted of corporate securities, U.S. Treasury securities, U.S. agency securities and non‑agency mortgage‑backed securities. During 2014, we sold $25.0 million of investment securities that resulted in net gains of $0.1 million. Sales in 2014 consisted primarily of U.S. Treasury securities and corporate securities.

Other‑than‑temporary impairment on investment securities.  In 2015, we determined that three covered non‑agency mortgage‑backed securities had other‑than‑temporary impairment of $0.5 million due to changes in expected cash flows. These amounts were recognized as losses in the 2015 consolidated statement of income.

During 2014, the Company determined that one non‑agency mortgage‑backed security had other‑than‑temporary impairment of $20,000 and one covered non‑agency mortgage‑backed security had other‑than‑temporary impairment of $0.2 million, both due to changes in expected cash flows. These amounts were recognized as losses in the 2014 consolidated statement of income.

Gain on sales of other assets.  In 2011, upon foreclosure of a covered loan from the Strategic Capital acquisition, we received an equity interest in a non‑publicly traded bank holding company. In June 2014, this bank holding company was acquired by another institution. As a result of this transaction, we received $1.1 million in cash and approximately 123,000 shares of common stock that we liquidated on June 13, 2014 for $2.1 million. We recognized the financial impact of this transaction in June 2014 by recording a $3.2 million gain on sale of other assets in the consolidated statement of income. In accordance with the related loss‑sharing agreement with the FDIC, we remitted 80%, or $2.6 million, of the gain to the FDIC as a recovery of a previously covered loss. The $2.6 million remittance to the FDIC was recorded as FDIC loss‑sharing expense in June 2014.

Other income.  Other income totaled $5.6 million in 2015 compared to $3.2 million in 2014. The increase in other income was primarily due to the impact of lease renewal fees and gains realized on the sale of leased assets by Business Credit, the leasing company acquired by us as part of the Heartland Bank acquisition, combined with an increase in income earned on officer life insurance policies due to the purchase of $20.0 million of additional policies. We also generated increases in other miscellaneous fees due to the increased level of business activities resulting from the Heartland Bank acquisition, and we recorded $0.9 million for a Love Funding related indemnification claim expressly covered by the Heartland Bank merger and indemnification agreements (see “—Other noninterest expense” below). The increase in other income was offset in part by $1.7 million recorded in 2014 related to a settlement agreement with the FDIC. In January 2014, we reached a settlement with the FDIC regarding a dispute over differences in the calculation and timing of impairment losses on non‑agency mortgage‑backed securities acquired in the Strategic Capital transaction. In accordance with the settlement, we received $3.9 million from the FDIC and recognized the financial impact of this settlement in the first quarter of 2014 by reducing the indemnification asset due from the FDIC by $2.2 million and recording $1.7 million as other income in the 2014 consolidated statement of income.

Noninterest Expense. Noninterest expense increased $48.3 million, or 69.5%, to $117.8 million in 2015. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2015	2014	(decrease)
Noninterest expense:
Salaries and employee benefits	$63,313	$32,503	$30,810
Occupancy and equipment	13,151	7,587	5,564
Data processing	10,197	6,402	3,795
FDIC insurance	2,051	1,328	723
Professional	8,687	5,677	3,010
Marketing	2,891	2,530	361
Communications	2,354	1,541	813
Loan expense	2,960	1,204	1,756
Other real estate owned	945	2,189	(1,244)
Amortization of intangible assets	2,460	2,115	345
FHLB advance prepayment fee	—	1,746	(1,746)
Other	8,755	4,658	4,097
Total noninterest expense	$117,764	$69,480	$48,284

Salaries and employee benefits.  Salaries and employee benefits expense increased $30.8 million, or 94.8%, to $63.3 million in 2015. This increase was primarily attributable to the Heartland Bank acquisition that closed on December 31, 2014. The number of full‑time equivalent employees averaged 702 during 2015 compared to 424 in 2014. This increase was also impacted by severance accruals related to Heartland Bank employees who were terminated during 2015, annual salary increases that took effect in 2015 and increased benefit costs.

Occupancy and equipment.  Occupancy and equipment expense increased $5.6 million, or 73.3%, to $13.2 million in 2015. This increase was mainly due to the Heartland Bank acquisition on December 31, 2014 and the depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities we added as a result. The acquisition of Heartland Bank included 11 branch locations, six loan origination offices, and 12 other office facilities related to Love Funding and Business Credit.

Data processing.  Data processing expense increased $3.8 million, or 59.3%, to $10.2 million in 2015. This increase resulted primarily from the impact of increased processing costs incurred subsequent to the Heartland Bank acquisition coupled with one‑time data processing costs incurred in conjunction with the conversion of Heartland Bank’s systems to the core processing platform and ancillary systems used by the Company.

FDIC insurance.  FDIC insurance expense totaled $2.1 million in 2015 compared to $1.3 million in 2014. This increase was primarily due to the Heartland Bank acquisition which included the purchase of $765.6 million of deposits on December 31, 2014.

Professional.  Professional fees increased $3.0 million, or 53.0%, to $8.7 million in 2015. This increase was primarily due to legal and consulting fees incurred in conjunction with the Heartland Bank acquisition and related integration of their systems to those used by the Company.

Marketing.  Marketing expense totaled $2.9 million in 2015 compared to $2.5 million in 2014. This increase reflected the impact of increased advertising and public relations expense centered on the promotion of our acquisition and integration of Heartland Bank.

Communications.  Communications expense totaled $2.4 million in 2015 compared to $1.5 million in 2014. This increase primarily resulted from increased telephone and data line costs related to usage associated with the addition of staff and facilities from the Heartland Bank acquisition.

Loan expense.  Loan expense totaled $3.0 million in 2015 compared to $1.2 million in 2014. Loan expense includes expenses related to collateral protection and collection activities. These increases were primarily due to increased lending as a result of the Heartland Bank acquisition.

Other real estate owned.  Other real estate owned expense was $0.9 million in 2015 compared to $2.2 million in 2014. The reduced level of expense in 2015 primarily resulted from a decreased level of impairment write‑downs on properties held in other real estate owned.

Intangible assets amortization.  Intangible assets amortization expense was $2.5 million in 2015 compared to $2.1 million in 2014. This increase was primarily due to amortization recorded on the $3.4 million core deposit intangible established in conjunction with the Heartland Bank acquisition on December 31, 2014.

FHLB advance prepayment fee.  On December 31, 2014, we pre‑paid $40.0 million of FHLB advances with a weighted average interest rate of 2.86% and maturity dates ranging from 2016 to 2017. As a result, we paid a prepayment fee of $1.7 million that was recorded as noninterest expense in the 2014 consolidated statement of income. No such fee was incurred in 2015.

Other noninterest expense.  Other noninterest expense totaled $8.8 million in 2015 compared to $4.7 million in 2014. This increase was primarily attributable to the Heartland Bank acquisition and increases in costs associated with supplies, insurance, travel, training, subscriptions, postage and lease terminations. Other noninterest expense in 2015 also included a $1.2 million loss contingency accrual related to a Love Funding legal dispute with a former employee that was raised prior to our acquisition of Heartland Bank. The claim was expressly covered in the merger and indemnification agreements with Heartland Bank (see “—Other income” above). Other noninterest expense in 2014 included a reimbursement by us of $0.9 million of credit card losses incurred by customers of our merchant services client that went out of business in 2014.

Income Tax Expense. Income tax expense was $11.1 million in 2015 compared to $4.7 million in 2014. The increase in income tax expense was consistent with the related growth in pre‑tax income. Effective tax rates were 31.2% and 30.1% in 2015 and 2014, respectively. The higher effective tax rate in 2015 was primarily due to income before taxes growing in 2015 without corresponding increases in tax exempt items.

Net Income Available to Common Shareholders. Net income available to common shareholders is computed by subtracting dividends declared on preferred stock from net income. Net income increased $13.5 million to $24.3 million in 2015, while dividends declared on preferred stock were $7.6 million in 2014. As a result, net income available to common shareholders in 2015 increased $21.1 million.

Financial Condition

Assets. Total assets increased $348.9 million, or 12.1%, to $3.2 billion at December 31, 2016 as compared to December 31, 2015.  This increase primarily resulted from loan growth of $324.4 million that was primarily funded by a $221.4 million increase in short-term borrowings and FHLB advances and a portion of the $71.5 million of net proceeds from our initial public offering.

Total assets increased $208.2 million, or 7.8%, to $2.9 billion at December 31, 2015 as compared to December 31, 2014. This increase primarily resulted from loan growth of $197.6 million that was funded by deposit growth of $217.0 million and the issuance of $55.3 million of subordinated debentures in June 2015.

Loans.  The loan portfolio is the largest category of our assets. At December 31, 2016, total loans, net of allowance for loan losses, were $2.3 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2016, 2015, 2014, 2013 and 2012:

	As of December 31,
(dollars in thousands)	2016	%	2015	%	2014	%	2013	%	2012	%
Loans:
Commercial	$457,827	19.7%	$499,573	25.0%	$467,349	26.0%	$312,333	25.9%	$235,897	24.1%
Commercial real estate	969,615	41.8	876,784	43.9	786,665	43.7	587,181	48.7	555,433	56.8
Construction and land development	177,325	7.7	150,266	7.6	136,985	7.6	72,163	6.0	41,576	4.2
Total commercial loans	1,604,767		1,526,623		1,390,999		971,677		832,906
Residential real estate	253,713	10.9	163,224	8.2	172,075	9.6	105,535	8.8	98,779	10.1
Consumer	270,017	11.6	161,512	8.1	120,434	6.7	128,289	10.6	46,832	4.8
Lease financing	191,479	8.3	144,230	7.2	114,507	6.4	—	—	—	—
Total loans, gross	2,319,976		1,995,589		1,798,015		1,205,501		978,517
Allowance for loan losses	(14,862)	0.6	(15,988)	0.8	(12,300)	0.7	(23,672)	2.0	(26,190)	2.7
Total loans, net	$2,305,114		$1,979,601		$1,785,715		$1,181,829		$952,327
Covered loans	$—	—	$3,629	0.2	$6,849	0.4	$23,453	1.9	$46,081	4.7
PCI loans	28,256	1.2	38,477	1.9	44,201	2.5	30,401	2.5	43,031	4.4

Loans increased $324.4 million, or 16.3%, to $2.3 billion at December 31, 2016 as compared to December 31, 2015. This increase primarily resulted from growth in commercial real estate loans, construction loans, residential real estate loans, consumer loans and lease financing receivables.

Covered loans were reduced to zero on October 3, 2016 when the Company entered into an agreement with the FDIC to terminate its existing loss share agreements. The $10.2 million decrease in PCI loans between December 31, 2016 and December 31, 2015 was primarily due to repayments and payoffs of PCI loans.

Loans increased $197.6 million, or 11.1%, to $2.0 billion at December 31, 2015 as compared to December 31, 2014. This increase in loans primarily resulted from growth in commercial and commercial real estate loans, consumer loans and lease financing receivables. The $3.2 million decrease in covered loans in 2015 was primarily due to repayments on covered loans as we did not complete any FDIC‑assisted acquisitions during the year. The $5.7 million decrease in PCI loans was primarily due to repayments on PCI loans because we did not complete any bank acquisitions during 2015.

Outstanding loan balances increase due to new loan originations, advances on outstanding commitments and loans acquired as a result of acquisitions of other financial institutions, net of amounts received for loan payments and payoffs, charge‑offs of loans and transfers of loans to OREO. The following table shows the fair values of those loans acquired at acquisition date and the net growth for the periods presented.

	For the Year Ended December 31,
	2016		2015		2014		2013		2012
		Net		Net		Net		Net		Net
		Growth		Growth		Growth		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)	Acquired	(Attrition)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$—	$(41,746)	$—	$32,224	$135,126	$19,890	$7,657	$68,779	$—	$56,010
Commercial real estate	—	92,831	—	90,119	164,003	35,481	19,745	12,003	—	32,106
Construction and land development	—	27,059	—	13,281	56,379	8,443	1,917	28,670	—	(58,698)
Total commercial loans	—	78,144	—	135,624	355,508	63,814	29,319	109,452	—	29,418
Residential real estate	—	90,489	—	(8,851)	68,614	(2,074)	14,838	(8,082)	—	(8,298)
Consumer	—	108,505	—	41,078	3,057	(10,912)	1,613	79,844	—	(490)
Lease financing	—	47,249	—	29,723	114,507	—	—	—	—	—
	—	246,243	—	61,950	186,178	(12,986)	16,451	71,762	—	(8,788)
Total loans	$—	$324,387	$—	$197,574	$541,686	$50,828	$45,770	$181,214	$—	$20,630

The following table shows covered and non‑covered loans by non‑PCI and PCI loan category and the related allowance as of December 31, 2016, 2015 and 2014:

	December 31, 2016			December 31, 2015			December 31, 2014
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Covered loans:
Commercial	$—	$—	$—	$378	$1,067	$1,445	$392	$—	$392
Commercial real estate	—	—	—	876	318	1,194	1,384	3,073	4,457
Construction and land development	—	—	—	—	—	—	—	933	933
Residential real estate	—	—	—	715	275	990	774	293	1,067
Consumer	—	—	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—	—	—
Total covered loans	—	—	—	1,969	1,660	3,629	2,550	4,299	6,849
Non-covered loans:
Commercial	454,310	3,517	457,827	493,067	5,061	498,128	461,220	5,737	466,957
Commercial real estate	963,895	5,720	969,615	861,868	13,722	875,590	768,092	14,116	782,208
Construction and land development	165,175	12,150	177,325	140,207	10,059	150,266	125,479	10,573	136,052 .
Residential real estate	247,156	6,557	253,713	154,551	7,683	162,234	161,923	9,085	171,008
Consumer	269,705	312	270,017	161,220	292	161,512	120,043	391	120,434
Lease financing	191,479	—	191,479	144,230	—	144,230	114,507	—	114,507
Total non-covered loans	2,291,720	28,256	2,319,976	1,955,143	36,817	1,991,960	1,751,264	39,902	1,791,166
Total loans, gross	2,291,720	28,256	2,319,976	1,957,112	38,477	1,995,589	1,753,814	44,201	1,798,015
Allowance for loan losses	(13,744)	(1,118)	(14,862)	(14,093)	(1,895)	(15,988)	(10,503)	(1,797)	(12,300)
Total loans, net	$2,277,976	$27,138	$2,305,114	$1,943,019	$36,582	$1,979,601	$1,743,311	$42,404	$1,785,715
Nonperforming loans	$31,603	—	$31,603	$24,891	—	$24,891	$32,172	—	$32,172
Nonperforming loans to total loans	1.38%	—	1.36%	1.27%	—	1.25%	1.83%	—	1.80%
Allowance for loan losses to total loans	0.60%	3.96%	0.64%	0.72%	4.93%	0.80%	0.60%	4.07%	0.69%

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2016:

	December 31, 2016
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$33,510	$139,470	$113,989	$101,579	$60,383	$8,896	$457,827
Commercial real estate	86,916	75,011	468,274	141,455	57,065	140,894	969,615
Construction and land development	32,050	65,710	19,343	35,230	3,522	21,470	177,325
Total commercial loans	152,476	280,191	601,606	278,264	120,970	171,260	1,604,767
Residential real estate	4,967	8,885	14,365	32,369	101,514	91,613	253,713
Consumer	8,425	2,801	57,294	24,083	176,429	985	270,017
Lease financing	7,322	—	156,690	—	27,467	—	191,479
Total loans	$173,190	$291,877	$829,955	$334,716	$426,380	$263,858	$2,319,976

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

Commercial loans decreased $41.7 million, or 8.4%, to $457.8 million at December 31, 2016 as compared to December 31, 2015. This decrease resulted primarily from loan repayments of commercial loans exceeding new originations.

Commercial loans increased $32.2 million, or 6.9%, to $499.6 million at December 31, 2015 as compared to December 31, 2014. The increase resulted primarily from organic loan growth.

Commercial real estate loans.  Commercial real estate loans increased $92.8 million, or 10.6%, to $969.6 million at December 31, 2016 as compared to December 31, 2015. This increase resulted from organic loan growth in 2016 exceeding loan repayments. Originations included 17 new loans ranging in size from $1.6 million to $12.0 million.

Commercial real estate loans increased $90.1 million, or 11.5%, to $876.8 million at December 31, 2015 as compared to December 31, 2014. This increase resulted from new loan growth during 2015 exceeding loan repayments.

Construction and land development loans.  Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans.  Interest reserves are generally established on real estate construction loans.  As of December 31, 2016, our construction and land development loan portfolio was divided among the foregoing categories as follows: $13.2 million residential construction; $132.9 million commercial construction; and $31.3 million land acquisition and development.

Construction and land development loans increased $27.1 million, or 18.0%, to $177.3 million at December 31, 2016 as compared to December 31, 2015.   This increase in construction and land development loans was primarily due to growth of commercial construction and land acquisition and development loans exceeding repayments and transfers to permanent financing.

Construction and land development loans increased $13.3 million, or 9.7%, to $150.3 million at December 31, 2015 as compared to December 31, 2014. This increase in construction and land development loans was primarily due to construction loan originations exceeding repayments and transfers to permanent financing.

Residential real estate loans.  Residential real estate loans increased $90.5 million, or 55.4%, to $253.7 million at December 31, 2016 as compared to December 31, 2015. This increase was primarily due to a new lending program implemented in the second quarter of 2016 that targeted loans to doctors and generated $99.6 million in new residential real estate loans since it was implemented. Included within residential real estate loans were home equity loans which decreased $8.7 million, or 12.6%, to $60.4 million at December 31, 2016 as compared to December 31, 2015.

Residential real estate loans, which included $69.1 million of home equity loans, decreased $8.9 million, or 5.1%, to $163.2 million at December 31, 2015 as compared to December 31, 2014. This decrease was due to loan repayments exceeding new residential loan originations retained in portfolio.

Consumer loans.  Our consumer loans include direct personal loans, indirect automobile loans, lines of credit and installment loans originated through home improvement specialty retailers and contractors. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis.

Consumer loans increased $108.5 million, or 67.2%, to $270.0 million at December 31, 2016 as compared to December 31, 2015.  This increase reflected the purchase of $82.3 million of installment loans originated by other banks through home improvement specialty retailers and contractors, combined with organic growth of installment loans originated by us through home improvement specialty retailers and contractors. This increase also reflected the purchase of an $11.8 million portfolio of indirect auto loans.

Consumer loans increased $41.1 million, or 34.1%, to $161.5 million at December 31 2015 as compared to December 31, 2014. This increase was primarily due to growth in installment loans originated through home improvement specialty retailers and contractors.

Lease financing.  Business Credit, our custom leasing subsidiary located in Denver, Colorado, provides indirect financing leases to varying types of small businesses for purchases of business equipment and software. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years. Lease financing receivables increased $47.2 million, or 32.8%, to $191.5 million at December 31, 2016 as compared to December 31, 2015 as continued growth in new lease volume exceeded repayments.

Lease financing receivables increased $29.7 million, or 26.0%, to $144.2 million at December 31, 2015 due to execution of a plan to grow lease receivables.

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At December 31, 2016 and December 31, 2015, we had PCI loans totaling $28.3 million and $38.5 million, respectively.

In determining the fair value of purchased credit‑impaired loans at acquisition, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. We incorporate several key assumptions to estimate cash flows expected to be collected, including probability of default rates, loss given default assumptions and the amount and timing of prepayments. We calculate fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We have aggregated certain credit‑impaired loans acquired in the same transaction into pools based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $34.6 million and $44.5 million as of December 31, 2016 and December 31, 2015, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$10,526	$16,198	$5,480
New loans acquired—Heartland acquisition	—	—	11,242
Accretion	(8,579)	(5,676)	(1,393)
Disposals related to foreclosures	—	—	(3)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	915	—	608
Reclassification from non-accretable	6,173	4	264
Balance, end of period	$9,035	$10,526	$16,198

As of December 31, 2016, the balance of accretable discounts on our PCI loan portfolio was $9.0 million compared to $10.5 million at December 31, 2015. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	As of December 31,
(dollars in thousands)	2016	% (1)	2015	% (1)	2014	% (1)	2013	% (1)	2012	% (1)
Loans:
Commercial	$5,920	1.29%	$6,917	1.38%	$2,284	0.49%	$2,062	0.66%	$2,396	1.02%
Commercial real estate	3,225	0.33	5,179	0.59	6,925	0.88	8,560	1.46	9,725	1.75
Construction and land development	345	0.19	435	0.29	486	0.35	10,912	15.12	12,107	29.12
Total commercial loans	9,490	0.59	12,531	0.82	9,695	0.70	21,534	2.22	24,228	2.91
Residential real estate	2,929	1.15	2,120	1.30	2,038	1.18	1,784	1.69	1,614	1.63
Consumer	930	0.34	749	0.46	567	0.47	354	0.28	348	0.74
Lease financing	1,513	0.79	588	0.41	—	0.00	—	0.00	—	0.00
Total allowance for loan losses	$14,862	0.64	$15,988	0.80	$12,300	0.69	$23,672	1.96	$26,190	2.68

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $14.9 million at December 31, 2016 compared to $16.0 million at December 31, 2015. The $1.1 million decrease at December 31, 2016 compared to December 31, 2015 was mainly attributable to net charge-offs in 2016 of $6.7 million, offset in part by a provision for loan losses in 2016 of $5.6 million. The provision for loan losses in 2016 was favorably impacted by a $0.8 million credit recorded against the provision for PCI loans related to a covered loan that was paid in full during the second quarter of 2016 (see “—Primary Factors Affecting Comparability – Purchased Credit-Impaired (PCI) Loans” above).

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.31% and 0.39% for the years ended December 31, 2016 and 2015, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of December 31, 2016, 2015 and 2014:

	December 31, 2016			December 31, 2015			December 31, 2014
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$5,421	$499	$5,920	$6,542	$375	$6,917	$1,933	$351	$2,284
Commercial real estate	2,993	232	3,225	4,176	1,003	5,179	6,020	905	6,925
Construction and land development	345	—	345	419	16	435	474	12	486
Total commercial loans	8,759	731	9,490	11,137	1,394	12,531	8,427	1,268	9,695
Residential real estate	2,572	357	2,929	1,626	494	2,120	1,509	529	2,038
Consumer	900	30	930	742	7	749	567	—	567
Lease financing	1,513	—	1,513	588	—	588	—	—	—
Total allowance for loan losses	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988	$10,503	$1,797	$12,300

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

The provision for loan losses totaled $5.6 million in 2016 compared to $11.1 million in 2015. The provision in 2016 was comprised of a $6.4 million provision on non-PCI loans offset in part by a $0.8 million negative provision for PCI loans. The $4.6 million decrease in the provision for loan losses on non-PCI loans resulted primarily from the prior year provision including specific reserves for impairment identified on certain nonperforming loans. During the third quarter of 2015, we recorded a $7.5 million charge-off on a group of nonperforming loans to one borrower due to deterioration in our collateral position on these loans. The provision for loan losses recorded in 2016 on non-PCI loans was primarily for growth in our loan portfolios combined with the impact of an increase in historical loss rates. The $0.8 million negative provision on PCI loans in 2016 resulted from a $0.8 million provision reduction related to a PCI loan that was paid in full during the second quarter of 2016 (see “—Primary Factors Affecting Comparability – Purchased Credit-Impaired (PCI) Loans” above).

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the years indicated:

	As of and for the Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$15,988	$12,300	$23,672	$26,190	$26,831
Charge-offs:
Commercial	4,252	7,742	153	549	584
Commercial real estate	1,177	379	11,120	592	1,455
Construction and land development	1	171	62	668	189
Residential real estate	966	742	569	934	609
Consumer	301	334	192	287	360
Lease financing	1,039	289	—	—	—
Total charge-offs	7,736	9,657	12,096	3,030	3,197
Recoveries:
Commercial	263	1,221	68	67	225
Commercial real estate	264	634	374	41	66
Construction and land development	94	34	12	70	12
Residential real estate	174	161	100	66	101
Consumer	100	111	78	95	100
Lease financing	124	57	—	—	—
Total recoveries	1,019	2,218	632	339	504
Net charge-offs	6,717	7,439	11,464	2,691	2,693
Provision for loan losses	5,591	11,127	92	173	2,052
Balance, end of period	$14,862	$15,988	$12,300	$23,672	$26,190
Gross loans, end of period	$2,319,976	$1,995,589	$1,798,015	$1,205,501	$978,517
Average loans (1)	$2,143,787	$1,901,516	$1,218,141	$1,078,536	$972,749
Net charge-offs to average loans	0.31%	0.39%	0.94%	0.25%	0.28%
Allowance to total loans	0.64%	0.80%	0.69%	1.96%	2.68%

(1)	Excludes loans held for sale.

Nonperforming Loans.    The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.  PCI loans are excluded from nonperforming status because we expect to fully collect their new carrying values, which reflect significant purchase discounts. If our expectation of reasonably estimable future cash flows from PCI loans deteriorates, the loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Nonperforming loans:
Commercial	$6,548	$6,570	$14,303	$688	$890
Commercial real estate	18,398	13,717	14,186	18,822	15,642
Construction and land development	84	—	127	227	464
Residential real estate	5,029	4,155	3,272	1,977	2,665
Consumer	213	51	48	108	168
Lease financing	1,331	398	236	—	—
Total nonperforming loans	31,603	24,891	32,172	21,822	19,829
Other real estate owned, non-covered/non-guaranteed	2,947	4,315	7,370	6,659	6,031
Nonperforming assets	$34,550	$29,206	$39,542	$28,481	$25,860
Nonperforming loans to total loans	1.36%	1.25%	1.80%	1.81%	2.03%
Nonperforming assets to total assets	1.07%	1.01%	1.48%	1.64%	1.64%

The increase in nonperforming loans at December 31, 2016 was primarily due to a $10.0 million commercial real estate loan that was classified as a TDR during the third quarter of 2016. This increase was offset in part by $4.8 million of payments received on two nonperforming loans during the first quarter of 2016, which included $2.9 million for a nonaccrual loan acquired from Heartland Bank. Near the end of the first quarter of 2016, we recorded a $1.6 million charge-off for the remaining amount of this nonaccrual loan acquired from Heartland Bank.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2016, 2015 and 2014 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.7 million, $1.0 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.3 million, $0.3 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

We utilize an asset risk classification system in compliance with guidelines established by the Federal Reserve as part of our efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that continuance as an asset is not warranted.

We use a ten grade risk rating system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 7, which are "special mention," and loans with a risk grade of 8, which are "substandard" loans that are not considered to be impaired. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank's senior management team.

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
December 31, 2016	$10,930	$12,037	$8,735	$11,039	$—	$450	$43,191
December 31, 2015	15,884	3,370	23,679	8,103	540	—	51,576
December 31, 2014	2,233	2,266	9,281	13,134	451	—	27,365
December 31, 2013	5,206	3,496	14,014	12,308	1,180	—	36,204
December 31, 2012	5,942	2,148	21,014	13,983	763	3,546	47,396

(1)	Includes only those 8‑rated loans that are not included in nonperforming loans.

Investment Securities.    Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at December 31, 2016, 2015 and 2014. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	December 31,
	2016		2015		2014
	Book	% of	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$75,901	23.3%	$48,302	14.9%	$5,994	1.7%
Government sponsored entity debt securities	7,688	2.4	9,454	2.9	9,394	2.6
Agency mortgage-backed securities	90,070	27.7	67,527	20.8	94,093	26.5
Non-agency mortgage-backed securities	1	—	2	—	12,459	3.5
Covered non-agency mortgage-backed securities (1)	—	—	75,979	23.5	92,319	26.0
State and municipal securities	25,274	7.8	15,494	4.8	10,753	3.0
Corporate securities	47,405	14.6	19,869	6.1	28,756	8.1
Total investment securities, available for sale, at fair value	246,339	75.8	236,627	73.0	253,768	71.4
Investment securities, held to maturity, at amortized cost
State and municipal securities	78,672	24.2	87,521	27.0	101,763	28.6
Total investment securities	$325,011	100.0%	$324,148	100.0%	$355,531	100.0%

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

The previously covered non-agency mortgage-backed securities (“previously covered CMOs”) were covered under a loss‑sharing agreement with the FDIC. Subsequent to entering into a loss-share termination agreement with the FDIC in October 2016, the Company sold the previously covered CMOs and realized a gain of $14.3 million (see “Primary Factors Affecting Comparability –  Termination of FDIC Loss‑Sharing Arrangements” and “Primary Factors Affecting Comparability – Sale of Previously Covered Non-Agency Mortgage-Backed Securities” above).

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2016. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	December 31, 2016
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$67,950	20.9%	0.4%
Maturing in one to five years	7,951	2.5	0.8
Maturing in five to ten years	—	—	0.0
Maturing after ten years	—	—	0.0
Total U.S. Treasury securities	$75,901	23.4%	0.5%

Government sponsored entity debt securities:
Maturing within one year	$—	—%	0.0%
Maturing in one to five years	1,977	0.6	1.9
Maturing in five to ten years	5,112	1.6	2.6
Maturing after ten years	599	0.2	2.5
Total U.S. government securities	$7,688	2.4%	2.4%

Agency mortgage-backed securities:
Maturing within one year	$1,997	0.6%	2.4%
Maturing in one to five years	80,261	24.7	2.3
Maturing in five to ten years	2,563	0.8	2.5
Maturing after ten years	5,249	1.6	3.0
Total agency mortgage-backed securities	$90,070	27.7%	2.3%

Non-agency mortgage-backed securities:
Maturing within one year	$—	—%	0.0%
Maturing in one to five years	—	—	0.0
Maturing in five to ten years	1	—	6.5
Maturing after ten years	—	—	0.0
Total non-agency mortgage-backed securities	$1	—%	6.5%

State and municipal securities(1):
Maturing within one year	$2,063	0.6%	1.6%
Maturing in one to five years	8,378	2.6	2.2
Maturing in five to ten years	9,839	3.0	3.5
Maturing after ten years	4,994	1.5	4.5
Total state and municipal securities	$25,274	7.7%	3.1%

Corporate securities:
Maturing within one year	$2,998	0.9%	1.9%
Maturing in one to five years	6,777	2.1	3.3
Maturing in five to ten years	35,110	10.8	4.8
Maturing after ten years	2,520	0.8	5.0
Total corporate securities	$47,405	14.6%	4.4%
Total investment securities, available for sale	$246,339	75.8%	2.2%

Investment securities, held to maturity
State and municipal securities(1):
Maturing within one year	$861	0.3%	5.7%
Maturing in one to five years	22,915	7.0	5.7
Maturing in five to ten years	42,080	13.0	6.7
Maturing after ten years	12,816	3.9	5.9
Total state and municipal securities	$78,672	24.2%	6.3%
Total investment securities	$325,011	100.0%	3.2%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 35%.

Declines in the fair value of available-for-sale investment securities are recorded as either temporary impairment or OTTI. Temporary adjustments are recorded when the fair value of a security fluctuates from its historical cost. Temporary adjustments are recorded in accumulated other comprehensive income or loss and impact our equity position and do not impact our net income. A recovery of available‑for‑sale security prices also is recorded as an adjustment to other comprehensive income or loss for securities that are temporarily impaired, and results in a positive impact to our equity position. OTTI is recorded when the fair value of an available-for-sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded to noninterest income and, therefore, results in a negative impact to our net income. An increase in the value of an OTTI security is not recorded as a recovery but as additional interest income over the remaining life of the security. During 2016, we concluded that three covered non‑agency mortgage‑backed securities had OTTI of $0.8 million due to changes in expected cash flows. These amounts were recognized as losses in the consolidated statement of income in 2016.  In 2015, we determined, due to changes in expected cash flows, that three covered non‑agency mortgage‑backed security had OTTI of $0.5 million. This amount was recognized as a loss in the consolidated statement of income in 2015.

The table below presents the credit ratings at December 31, 2016 at fair value for our investment securities classified as available for sale and amortized cost for investment securities classified as held to maturity.

	December 31, 2016
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$75,973	$75,901	$—	$75,901	$—	$—	$—	$—
Government sponsored entity debt securities	7,653	7,688	—	7,688	—	—	—	—
Agency mortgage-backed securities	90,629	90,070	521	89,549	—	—	—	—
Non-covered non-agency mortgage-backed securities	1	1	—	—	—	—	—	1
Covered non-agency mortgage-backed securities (1)	—	—	—	—	—	—	—	—
State and municipal securities	25,826	25,274	4,968	15,161	1,454	—	—	3,691
Corporate securities	47,443	47,405	—	2,040	11,083	28,759	—	5,523
Total investment securities, available for sale, at fair value	247,525	246,339	5,489	190,339	12,537	28,759	—	9,215
Investment securities held to maturity:
State and municipal securities	78,672	81,952	6,423	43,534	16,470	—	683	14,842
Total investment securities, at fair value	$326,197	$328,291	$11,912	$233,873	$29,007	$28,759	$683	$24,057

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

Cash and Cash Equivalents.  Cash and cash equivalents decreased $21.8 million, or 10.2%, to $190.7 million as of December 31, 2016 as compared to December 31, 2015. Cash provided by financing activities of $313.0 million, consisting primarily of additional FHLB advances and the $71.5 million of net proceeds from our initial public offering, combined with cash flows provided by operating activities of $25.5 million was more than offset by cash used in investing activities of $360.4 million.  Cash used in investing activities reflected loan growth of $335.9 million combined with the purchase of an additional $20.0 million in bank-owned life insurance. The cash provided by operating activities primarily reflected the impact of $31.5 million of net income in 2016.

Cash and cash equivalents increased $52.6 million, or 32.9%, to $212.5 million as of December 31, 2015 as compared to December 31, 2014. This increase was due to cash flows from financing activities of $208.4 million, consisting of deposit growth and proceeds from the issuance of subordinated debentures, combined with cash flows provided by operating activities of $73.5 million, offset in part by cash flows used in investing activities of $229.5 million. Cash provided by operating activities primarily reflected proceeds received from sales of loans held for sale exceeding originations. Cash used in investing activities primarily reflected loan growth, partially offset by cash received from the net activity of investment securities.

Goodwill and Other Intangible Assets.  Goodwill was $48.8 million at December 31, 2016 compared to $46.5 million and $47.9 million at December 31, 2015 and 2014, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The $2.3 million increase in 2016 resulted from goodwill associated with the Sterling acquisition. During 2015, immaterial adjustments were made to the Heartland Bank purchase price allocations that affected the amounts allocated to goodwill, investment securities available for sale, loans, other assets and deferred tax liabilities. Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $7.2 million, $7.0 million and $9.5 million at December 31, 2016, 2015 and 2014, respectively. The increase in other intangibles reflected the impact of a $2.3 million trust relationship intangible recorded for the Sterling acquisition, offset in part by $2.1 million of other intangibles amortization in 2016. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

Liabilities.  Total liabilities increased $260.1 million to $2.9 billion at December 31, 2016 due primarily to increases in deposits, short-term borrowings and FHLB advances.  Total liabilities increased $195.1 million to $2.7 billion at December 31, 2015 as compared to December 31, 2014. This increase primarily resulted from deposit growth combined with $55.3 million of subordinated debentures issued in June 2015, offset in part by a reduction in other borrowings.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates at December 31, 2016, 2015 and 2014:

	December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits
Noninterest-bearing demand	$536,965	—	$536,327	—	$252,213	—
Interest-bearing:
Checking	637,531	0.13%	508,573	0.12%	323,818	0.10%
Money market	382,780	0.27	432,570	0.22	231,132	0.19
Savings	163,392	0.15	159,345	0.13	117,472	0.10
Time, less than $250,000	378,158	0.90	364,777	0.75	268,391	0.68
Time, $250,000 and over	51,986	0.87	47,219	0.75	44,919	0.66
Time, brokered	215,865	1.37	198,744	1.32	137,318	1.61
Total interest-bearing	1,829,712	0.49%	1,711,228	0.44%	1,123,050	0.46%
Total deposits	$2,366,677	0.38%	$2,247,555	0.33%	$1,375,263	0.38%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of December 31, 2016:

	December 31, 2016
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$14,450	$6,258	$12,101	$20,110	$52,919
Brokered deposits	30,763	20,990	83,282	83,685	218,720
Total	$45,213	$27,248	$95,383	$103,795	$271,639

Total deposits increased $36.7 million, or 1.6%, to $2.4 billion as of December 31, 2016 as compared to December 31, 2015. This increase primarily resulted from growth in all demand deposit categories, offset in part by a decline in time deposits due to maturities. At December 31, 2016, total deposits were comprised of 23.4% noninterest‑bearing demand accounts, 50.9% interest‑bearing transaction accounts and 25.7% of time deposits. At December 31, 2016, brokered deposits totaled $218.7 million, or 9.1% of total deposits, compared to $222.3 million, or 9.4% of total deposits, at December 31, 2015.

Total deposits increased $217.0 million, or 10.1%, to $2.4 billion at December 31, 2015 as compared to December 31, 2014. This increase primarily resulted from organic growth of core deposits coupled with an increase in brokered deposits. At December 31, 2015, total deposits were comprised of 22.9% noninterest‑bearing demand accounts, 48.8% interest‑bearing transaction accounts and 28.3% of time deposits. At December 31, 2015, brokered deposits totaled $222.3 million, or 9.4% of total deposits, compared to $168.1 million, or 7.8% of total deposits, at December 31, 2014.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $131.6 million at December 31, 2016 compared to $107.5 million and $129.7 million at December 31, 2015 and 2014, respectively. The weighted average interest rate on our short‑term borrowings was 0.21%, 0.21% and 0.19% at December 31, 2016, 2015 and 2014, respectively.

The decrease in short‑term borrowings at December 31, 2015 as compared to December 31, 2014 primarily resulted from the reduced usage of repurchase agreements by our customers.

FHLB Advances and Other Borrowings.  In addition to deposits and short‑term borrowings, we use FHLB advances and other borrowings as an additional source of liquidity. During 2016, we increased FHLB advances by $197.5 million, which included $50.0 million of short-term FHLB advances that mature in March 2017. The increase in FHLB advances was primarily used by the Company to fund increased loan demand.

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

In June 2013, we issued to a third party $8.0 million of subordinated notes with a rate of 8.25%.  Using proceeds from the initial public offering discussed above, we repaid these subordinated notes in June 2016 and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount that was established when the subordinated notes were issued.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $88.8 million, or 38.1%, to $321.8 million at December 31, 2016 as compared to December 31, 2015 due to the retention of earnings and issuances of common stock. These increases were offset in part by dividends declared on common stock and a decrease in accumulated other comprehensive income. In 2016, we generated net income of $31.5 million and declared dividends of $9.9 million to common shareholders. Shareholders’ equity was also impacted by the issuance of $71.5 million of common stock in our initial public offering. Offsetting these increases in 2016, accumulated other comprehensive income decreased $6.6 million due to the reversal of unrealized gains associated with the previously covered CMOs that were sold in October 2016.

Shareholders’ equity increased $13.1 million, or 6.0%, to $233.1 million at December 31, 2015 as compared to December 31, 2014 due to the retention of earnings, offset in part by dividends declared on common stock. During 2015, we generated net income of $24.3 million and declared dividends of $7.7 million to common shareholders.

Our pending acquisition of Centrue is expected to close mid-year 2017, subject to regulatory and shareholder approvals. The estimated total consideration of $175.1 million is expected to be paid 65% in common stock and the remaining 35% in cash. We expect to pay the cash portion of the merger consideration using cash on hand and approximately $40.0 million that we intend to borrow from another financial institution prior to closing.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $131.6 million at December 31, 2016 compared to $107.5 million at December 31, 2015. This increase primarily resulted from increased usage of repurchase agreements by our customers. Securities sold under agreements to repurchase were $107.5 million at December 31, 2015, compared to $129.7 million at December 31, 2014. This decrease primarily resulted from reduced usage of repurchase agreements by our customers.

As of December 31, 2016 and 2015, we had $30.0 million and $83.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines at either date. In addition, available lines of credit from the Federal Reserve Discount Window at December 31, 2016 and 2015 were $35.1 million and $62.1 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $43.3 million and $76.7 million as of December 31, 2016 and 2015, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2016 or 2015, and our borrowing capacity is limited only by eligible collateral.

At December 31, 2016 and 2015, we had $237.5 million and $40.0 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $310.8 million and $422.6 million of additional borrowing capacity with the FHLB as of December 31, 2016 and 2015, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The Dodd‑Frank Act and the Basel III Rule have established increased capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. The table below summarizes the minimum capital requirements applicable to us under the Basel III Rule.

	Basel III
	Well	Adequately
Ratio	Capitalized	Capitalized
Tier 1 leverage ratio	5.0%	4.0%
Common equity Tier 1 risk-based capital ratio (1)	6.5	4.5
Tier 1 risk-based capital ratio	8.0	6.0
Total risk-based capital ratio	10.0	8.0

(1)	The common equity Tier 1 risk‑based ratio is a ratio created by the Basel III Rule beginning January 1, 2015. It is computed as common equity Tier 1 capital divided by total risk‑based assets.

In addition to the minimum regulatory capital requirements set forth in the table above, the Basel III Rule implemented a “capital conservation buffer” that is added to the minimum requirements for capital adequacy purposes. A banking organization that fails to meet the required amount of the capital conservation buffer will be subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement is being phased in over a three-year period beginning on January 1, 2016. The capital conservation buffer in 2016 is 0.625% and will increase by 0.625% on January 1 of each year until fully phased in at 2.5% on January 1, 2019.

At December 31, 2016, the Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 9.76%, a common equity Tier 1 capital ratio of 9.35%, a Tier 1 capital ratio of 11.27% and a total capital ratio of 13.85%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2016:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,785,342	$—	$—	$—	$1,785,342
Time deposits	334,631	269,405	14,986	2	619,024
Securities sold under repurchase agreements	131,557	—	—	—	131,557
FHLB advances and other borrowings	62,514	50,004	50,000	75,000	237,518
Operating lease obligations	2,415	4,271	3,751	5,122	15,559
Subordinated debt	—	—	—	54,508	54,508
Trust preferred debentures	—	—	—	37,405	37,405
Total contractual obligations	$2,316,459	$323,680	$68,737	$172,037	$2,880,913

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short‑term and long‑term liquidity needs.

Off‑Balance Sheet Arrangements

We have limited off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Most of these commitments mature within two years and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk‑based capital that the Company and the Bank are required to hold.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We decrease our exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses.

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event that the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

We guarantee the distributions and payments for redemption or liquidation of the trust preferred securities issued by our wholly owned subsidiary business trust to the extent of funds held by the trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our consolidated balance sheets as junior subordinated debentures held by subsidiary trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines.

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

Our board of directors’ Asset‑Liability Committee (“ALCO”) establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
December 31, 2016:
Dollar change	$(2,857)	$4,154	$8,162
Percent change	(2.8)%	4.0%	7.9%
December 31, 2015:
Dollar change	$(759)	$1,356	$2,999
Percent change	(0.9)%	1.5%	3.4%
December 31, 2014:
Dollar change	N/A (a)	$(1,819)	$(3,511)
Percent change	N/A (a)	(2.1)%	(4.1)%

(a)During 2015, we adopted an analysis more reflective of the current low interest rate environment. Due to this change, we do not have this information for prior years.

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

We are within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at December 31, 2016, projects that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2015. In recent periods, the amount of fixed rate assets increased, resulting in a position shift from slightly asset sensitive to asset sensitive.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
December 31, 2016:
Dollar change	$(16,159)	$27,135	$50,676
Percent change	(4.7)%	7.9%	14.8%
December 31, 2015:
Dollar change	$(16,147)	$29,080	$55,533
Percent change	(6.3)%	11.3%	21.6%
December 31, 2014:
Dollar change	N/A (a)	$4,277	$7,479
Percent change	N/A (a)	1.7%	3.0%

(a)During 2015, we adopted an analysis more reflective of the current low interest rate environment. Due to this change, we do not have this information for prior years.

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at December 31, 2016 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in mortgage‑backed securities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to our consolidated financial statements are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or using different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Loans Held for Investment.  Loans held for investment includes loans we originate and retain on the balance sheet and other loans acquired through acquisition. Our accounting policies require that we evaluate all acquired loans for evidence of deterioration in credit quality since origination and to evaluate whether it is probable that we will collect all contractually required payments from the borrower. Loans acquired with evidence of deterioration in credit quality are accounted for as PCI loans. For PCI loans, the amount of contractually required payments receivable in excess of the amount of future cash flows we estimate at acquisition is considered a nonaccretable difference. The PCI loans are reflected on the balance sheet based on the amount expected to be collected. In addition, the amount of future cash flows expected to be collected in excess of the fair value of the PCI loans is considered accretable yield and is recognized in interest income on a level‑yield basis over the estimated life of the acquired loans.

We reevaluate our original estimates of cash flows expected to be collected over the life of the PCI loans on a quarterly basis. If it is probable, based on current information and events, that there is a significant increase in cash flows previously expected to be collected, or if actual cash flows are significantly greater than cash flows previously expected, we adjust the amount of accretable yield by reclassification from nonaccretable difference. Conversely, if we believe we will be unable to collect all cash flows expected at acquisition, we establish a valuation allowance through the allowance for loan losses with a change to the provision for loan losses.

Determining the accretable and nonaccretable amounts at acquisition and the ongoing reevaluation of expected cash flows are considered critical accounting estimates, as these require significant judgment and the use of subjective measurements, including our assessment of historical loss rates, changes in the nature of the portfolio and delinquency trends.

Investment Securities.  Investment securities generally must be classified as held to maturity, available for sale or trading. Held‑to‑maturity securities are principally debt securities that we have both the positive intent and ability to hold to maturity. Trading securities are held primarily for sale in the near term to generate income. Securities that do not meet the definition of trading or held to maturity are classified as available for sale.

The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Trading and available‑for‑sale securities are measured at fair value each reporting period. Unrealized gains and losses on available‑for‑sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be OTTI. Investment securities that are classified as held to maturity are recorded at amortized cost, unless deemed to be OTTI.

The fair values of investment securities are generally determined by various pricing models. We evaluate the methodologies used to develop the resulting fair values. We perform a quarterly analysis on the pricing of investment securities to ensure that the prices represent a reasonable estimate of the fair value. Our procedures include initial and ongoing review of pricing methodologies and trends. We seek to ensure prices represent a reasonable estimate of fair value through the use of broker quotes, current sales transactions from our portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. Significant inputs used in internal pricing techniques are estimated by type of underlying collateral, estimated prepayment speeds where applicable and appropriate discount rates. As a result of this analysis, if we determine there is a more appropriate fair value, the price is adjusted accordingly.

When the level and volume of trading activity for certain securities has significantly declined or when we believe that pricing is based in part on forced liquidation or distressed sales, we estimate fair value based on a combination of pricing information and an internal model using a discounted cash flow approach. We make certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific nonperformance and default experience in the collateral underlying the security. The values resulting from each approach are weighted to derive the final fair value for each security trading in an inactive market.

The fair value of investment securities is a critical accounting estimate. Changes in the fair value estimates that are likely to occur from period to period, or the use of different estimates that we could have reasonably used in the current period, could have a material impact on our financial position, results of operations or liquidity.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the held for investment loan portfolio. In determining the allowance, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature of the portfolio, industry concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we record a provision for loan losses in order to maintain the allowance at appropriate levels.

For PCI loans, an allowance may be required subsequent to their acquisition. The PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. A portion of the allowance, however, may be set aside in the future if a PCI loan pool experiences a decrease in expected cash flows as compared to those projected at the acquisition date.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The allowance is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our financial position, liquidity or results of operations.

Goodwill.  Our goodwill impairment test is performed as of September 30th each year and on an interim basis if an event or circumstances indicates that it is likely impairment has occurred. Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance.

In 2016, we performed a qualitative (“Step 0”) assessment to determine if our goodwill was impaired. The qualitative assessment involved the examination of changes that had occurred since our last quantitative (“Step 1”) goodwill impairment assessment on September 30, 2015, including changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock.

A business that performs the qualitative assessment may first qualitatively assess whether it is more likely-than-not (i.e., the likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is determined that the fair value of a reporting unit is more likely-than-not less than its carrying value, the business would then perform the traditional two-step goodwill impairment test. Under the traditional two-step goodwill impairment test, the business would determine whether the fair value of the reporting unit is less than its carrying value, including goodwill under the Step 1 assessment. The second step (“Step 2”) of the goodwill impairment test is only required if the carrying value of the reporting unit is greater than its fair value as determined under Step 1. Step 2 compares the implied fair market value of goodwill to its carrying value. If the carrying value of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

The Company performed the qualitative assessment and concluded that it did not believe it was more likely-than-not that each reporting unit’s carrying value exceeded their respective fair values; and therefore, concluded that no impairment existed as of the assessment date.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes as prescribed by GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Accounting for deferred income taxes is a critical accounting estimate because we exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, reversing temporary differences which may offset, and the implementation of various tax plans to maximize realization of the deferred tax asset. These judgments and estimates are inherently subjective and reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in such period, which would negatively affect earnings.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 72 through 73 of this report.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Midland States Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midland States Bancorp, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

March 10, 2017

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2016	2015
Assets
Cash and due from banks	$189,543	$211,976
Federal funds sold	1,173	499
Cash and cash equivalents	190,716	212,475
Investment securities available for sale, at fair value ($0 and $75,979 covered by FDIC loss-share at December 31, 2016 and 2015, respectively)	246,339	236,627
Investment securities held to maturity, at amortized cost (fair value of $81,952 and $92,816 at December 31, 2016 and 2015, respectively)	78,672	87,521
Loans	2,319,976	1,995,589
Allowance for loan losses	(14,862)	(15,988)
Total loans, net	2,305,114	1,979,601
Loans held for sale, at fair value	70,565	54,413
Premises and equipment, net	66,692	73,133
Other real estate owned	3,560	5,472
Nonmarketable equity securities	19,485	15,472
Accrued interest receivable	8,202	7,697
Mortgage servicing rights, at lower of cost or market	68,008	66,651
Intangible assets	7,187	7,004
Goodwill	48,836	46,519
Cash surrender value of life insurance policies	74,226	52,729
Accrued income taxes receivable	5,862	8,754
Deferred tax assets, net	—	1,496
Other assets	40,259	29,260
Total assets	$3,233,723	$2,884,824
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$562,333	$543,401
Interest-bearing	1,842,033	1,824,247
Total deposits	2,404,366	2,367,648
Short-term borrowings	131,557	107,538
FHLB advances and other borrowings	237,518	40,178
Subordinated debt	54,508	61,859
Trust preferred debentures	37,405	37,057
Accrued interest payable	1,045	979
Deferred tax liabilities, net	8,598	—
Other liabilities	36,918	36,509
Total liabilities	2,911,915	2,651,768

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 15,483,499 and 11,797,404 shares issued and outstanding at December 31, 2016 and 2015, respectively	155	118
Capital surplus	209,712	135,822
Retained earnings	112,513	90,911
Accumulated other comprehensive (loss) income	(610)	6,029
Total Midland States Bancorp, Inc. shareholders’ equity	321,770	232,880
Noncontrolling interest in subsidiaries	38	176
Total shareholders’ equity	321,808	233,056
Total liabilities and shareholders’ equity	$3,233,723	$2,884,824

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans:
Taxable	$105,531	$100,814	$55,514
Tax exempt	1,155	1,175	782
Investment securities:
Taxable	9,981	11,502	12,063
Tax exempt	3,634	3,916	4,604
Federal funds sold and cash investments	948	389	178
Total interest income	121,249	117,796	73,141
Interest expense:
Deposits	8,936	7,511	5,198
Short-term borrowings	303	237	179
FHLB advances and other borrowings	1,057	741	1,682
Subordinated debt	3,858	2,731	728
Trust preferred debentures	1,841	1,669	756
Total interest expense	15,995	12,889	8,543
Net interest income	105,254	104,907	64,598
Provision for loan losses	5,591	11,127	92
Net interest income after provision for loan losses	99,663	93,780	64,506
Noninterest income:
Commercial FHA revenue	22,064	20,175	—
Residential mortgage banking revenue	13,389	17,634	3,000
Wealth management revenue	8,091	7,292	7,098
Merchant services revenue	1,697	1,529	1,083
Service charges on deposit accounts	3,904	3,969	3,036
Interchange revenue	3,750	3,562	2,613
FDIC loss-sharing expense	(1,661)	(566)	(3,491)
Gain on sales of investment securities, net	14,702	193	77
Other-than-temporary impairment on investment securities	(824)	(461)	(190)
Gain on sales of other real estate owned	113	600	761
Gain on sales of other assets	—	—	3,224
Other income	6,832	5,555	3,230
Total noninterest income	72,057	59,482	20,441
Noninterest expense:
Salaries and employee benefits	66,293	63,313	32,503
Occupancy and equipment	13,080	13,151	7,587
Data processing	10,658	10,197	6,402
FDIC insurance	1,707	2,051	1,328
Professional	8,049	8,687	5,677
Marketing	2,733	2,891	2,530
Communications	2,150	2,354	1,541
Loan expense	1,957	2,960	1,204
Other real estate owned	935	945	2,189
Amortization of intangible assets	2,147	2,460	2,115
FHLB advances prepayment fee	—	—	1,746
Other expense	11,589	8,755	4,658
Total noninterest expense	121,298	117,764	69,480
Income before income taxes	50,422	35,498	15,467
Income taxes	18,889	11,091	4,651
Net income	31,533	24,407	10,816
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(9)	83	—
Net income attributable to Midland States Bancorp, Inc.	31,542	24,324	10,816
Preferred stock dividends	—	—	7,601
Net income available to common shareholders	$31,542	$24,324	$3,215
Per common share data:
Basic earnings per common share	$2.22	$2.03	$0.53
Diluted earnings per common share	$2.17	$2.00	$0.53
Weighted average common shares outstanding	14,130,552	11,902,455	5,945,615
Weighted average diluted common shares outstanding	14,428,839	12,112,403	6,025,454

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$31,533	$24,407	$10,816
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	3,556	(7,278)	7,517
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(14,702)	(193)	(77)
Income tax effect	4,469	3,007	(3,519)
Change in investment securities available for sale, net of tax	(6,677)	(4,464)	3,921
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	(66)	(356)	(537)
Income tax effect	29	143	156
Change in investment securities held to maturity, net of tax	(37)	(213)	(381)
Cash flow hedges:
Change in fair value of interest rate swap	126	115	112
Income tax effect	(51)	(46)	(27)
Change in cash flow hedges, net of tax	75	69	85
Other comprehensive (loss) income, net of tax	(6,639)	(4,608)	3,625
Total comprehensive income	24,894	19,799	14,441
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(9)	83	—
Total comprehensive income attributable to Midland States Bancorp, Inc.	$24,903	$19,716	$14,441

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands, except per share data)

					Accumulated		Midland States
					other		Bancorp, Inc.’s	Noncontrolling
	Preferred	Common	Capital	Retained	comprehensive	Treasury	Shareholders’	interests in
	stock	stock	surplus	earnings	income (loss)	stock	Equity	subsidiaries	Total
Balances, December 31, 2013	$57,370	$50	$14,797	$74,576	$7,012	$(4,365)	$149,440	$—	$149,440
Net income	—	—	—	10,816	—	—	10,816	—	10,816
Compensation expense for stock option grants	—	—	240	—	—	—	240	—	240
Amortization of restricted stock awards	—	—	468	—	—	—	468	—	468
Common dividends declared ($0.59 per share)	—	—	—	(3,512)	—	—	(3,512)	—	(3,512)
Preferred dividends declared	—	—	—	(4,698)	—	—	(4,698)	—	(4,698)
Conversion of Series C preferred stock into 2,008,543 shares of common stock	(23,600)	17	19,259	—	—	4,324	—	—	—
Conversion of Series D preferred stock into 1,039,823 shares of common stock	(22,470)	10	22,460	—	—	—	—	—	—
Conversion of Series E preferred stock into 536,171 shares of common stock	(6,300)	5	6,295	—	—	—	—	—	—
Conversion of Series F preferred stock into 231,375 shares of common stock	(5,000)	2	4,998	—	—	—	—	—	—
Issuance of 138,239 shares of common stock for preferred dividends	—	1	2,902	(2,903)	—	—	—	—	—
Private placement issuance of 887,562 shares of common stock	—	9	16,147	—	—	—	16,156	—	16,156
Issuance of 2,224,091 shares of common stock for an acquisition	—	22	46,684	—	—	—	46,706	—	46,706
Fair value of noncontrolling interest recognized from business combination	—	—	—	—	—	—	—	473	473
Issuance of common stock under employee benefit plans	—	1	173	—	—	41	215	—	215
Other comprehensive income	—	—	—	—	3,625	—	3,625	—	3,625
Balances, December 31, 2014	$—	$117	$134,423	$74,279	$10,637	$—	$219,456	$473	$219,929
Net income	—	—	—	24,324	—	—	24,324	83	24,407
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(380)	(380)
Compensation expense for stock option grants	—	—	413	—	—	—	413	—	413
Amortization of restricted stock awards	—	—	517	—	—	—	517	—	517
Common dividends declared ($0.65 per share)	—	—	—	(7,692)	—	—	(7,692)	—	(7,692)
Issuance of common stock under employee benefit plans	—	1	469	—	—	—	470	—	470
Other comprehensive loss	—	—	—	—	(4,608)	—	(4,608)	—	(4,608)
Balances, December 31, 2015	$—	$118	$135,822	$90,911	$6,029	$—	$232,880	$176	$233,056
Cumulative effect of change in accounting principle	—	—	87	(87)	—	—	—	—	—
Balances, January 1, 2016	$—	$118	$135,909	$90,824	$6,029	$—	$232,880	$176	$233,056
Net income	—	—	—	31,542	—	—	31,542	(9)	31,533
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(129)	(129)
Compensation expense for stock option grants	—	—	492	—	—	—	492	—	492
Amortization of restricted stock awards	—	—	555	—	—	—	555	—	555
Common dividends declared ($0.72 per share)	—	—	—	(9,853)	—	—	(9,853)	—	(9,853)
Initial public offering of 3,590,065 shares of common stock, net of issuance costs	—	36	71,439	—	—	—	71,475	—	71,475
Issuance of common stock under employee benefit plans	—	1	1,317	—	—	—	1,318	—	1,318
Other comprehensive loss	—	—	—	—	(6,639)	—	(6,639)	—	(6,639)
Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$—	$321,770	$38	$321,808

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF  CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$31,533	$24,407	$10,816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,591	11,127	92
Depreciation on premises and equipment	5,080	5,139	3,464
Amortization of intangible assets	2,147	2,460	2,115
FDIC loss-sharing expense	1,661	566	3,491
Amortization of restricted stock awards	555	517	468
Compensation expense for stock option grants	492	413	240
Increase in cash surrender value of life insurance	(1,497)	(1,474)	(1,065)
Provision for deferred income taxes	14,541	6,474	4,064
Investment securities amortization, net	1,133	1,202	857
Other-than-temporary impairment on investment securities	824	461	190
Gain on sales of investment securities, net	(14,702)	(193)	(77)
Gain on sales of other real estate owned	(113)	(600)	(761)
Write-down of other real estate owned	247	114	1,530
Origination of loans held for sale	(1,176,716)	(943,844)	(88,444)
Proceeds from sales of loans held for sale	1,184,739	1,002,770	88,562
Gain on loans sold and held for sale	(35,127)	(34,017)	(1,994)
Amortization of mortgage servicing rights	6,141	5,015	421
Impairment (recapture) of mortgage servicing rights	3,135	448	(83)
Gain on sale of other assets	—	—	(3,224)
Net change in operating assets and liabilities:
Accrued interest receivable	(505)	945	646
Accrued interest payable	66	(88)	50
Accrued income taxes receivable / payable	2,892	(4,775)	(3,048)
Other assets	(6,399)	(2,774)	1,797
Other liabilities	(175)	(648)	1,391
Net cash provided by operating activities	25,543	73,645	21,498
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(198,680)	(83,668)	(30,405)
Sales	115,999	62,751	24,958
Maturities and payments	74,948	29,989	30,594
Investment securities held to maturity:
Purchases	(2,617)	(809)	(8,509)
Maturities	11,019	14,225	15,283
Net increase in loans	(335,943)	(209,109)	(94,858)
Purchases of premises and equipment	(2,071)	(6,008)	(2,920)
Purchase of bank-owned life insurance	(20,000)	(20,000)	—
Purchases of nonmarketable equity securities	(4,103)	(5,311)	—
Sales of nonmarketable equity securities	90	1,918	—
Proceeds from sales of other real estate owned	6,199	6,617	10,928
Net cash (paid) acquired in acquisitions	(5,191)	(20,053)	85,021
Net cash (used in) provided by investing activities	(360,350)	(229,458)	30,092
Cash flows from financing activities:
Net increase in deposits	36,718	217,015	2,674
Net increase (decrease) in short-term borrowings	24,019	(22,176)	25,324
Proceeds from FHLB borrowings	1,015,000	47,500	112,500
Payments made on FHLB borrowings	(817,500)	(67,500)	(117,500)
Proceeds from other borrowings	—	—	14,000
Payments made on other borrowings	—	(14,177)	(7,857)
Proceeds from issuance of subordinated debt, net of issuance costs	—	55,325	—
Payments made on subordinated debt	(8,000)	—	—
Cash dividends paid on preferred stock	—	—	(4,254)
Cash dividends paid on common stock	(9,853)	(7,692)	(3,512)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	71,475	—	—
Proceeds from issuance of common stock under employee benefit plans	1,318	470	215
Cash distributions to noncontrolling interests	(129)	(380)	—
Net cash provided by financing activities	313,048	208,385	21,590
Net (decrease) increase in cash and cash equivalents	(21,759)	52,572	73,180
Cash and cash equivalents:
Beginning of year	$212,475	$159,903	$86,723
End of year	$190,716	$212,475	$159,903
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$15,929	$12,977	$8,493
Income tax paid	1,073	8,541	4,684
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$4,839	$3,533	$6,509
Conversion of Series C preferred stock into common stock	—	—	23,600
Conversion of Series D preferred stock into common stock	—	—	22,470
Conversion of Series E preferred stock into common stock	—	—	6,300
Conversion of Series F preferred stock into common stock	—	—	5,000
Issuance of common stock for preferred dividends	—	—	2,903
Cash portion of merger consideration accrued for at year-end	—	—	20,053
Issuance of common stock for private placement	—	—	16,156

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

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

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; merchant services; and, from time to time, gains on sales of assets. With the acquisition of Love Savings Holding Company (“LSHC”) in December 2014, we expanded our income sources to include a greater emphasis on residential mortgage loan origination and servicing, Love Funding Corporation’s (“Love Funding”) commercial Federal Housing Administration (“FHA”) loan origination and servicing, and Heartland Business Credit Corporation’s (“Business Credit”) interest income on indirect financing leases. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to predominant practices within the banking industry. Such principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. These estimates are based on information available to management at the time the estimates are made. Significant estimates that are particularly susceptible to change include the fair value of investment securities, the determination of the allowance for loan losses, estimated fair values of purchased loans, valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the carrying value of mortgage servicing rights. Current economic and market conditions significantly affect the judgments. While the consolidated financial statements reflect management’s best estimates and judgments, actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or total assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit with the Bank, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

The Company operates through its principal wholly owned subsidiary bank, Midland States Bank, headquartered in Effingham, Illinois. The Bank operates through its branch banking offices and principal subsidiaries: Love Funding and Business Credit.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Under the acquisition method, tangible and intangible identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree are recorded at fair value as of the acquisition date. The Company includes the results of operations of the acquired companies in the consolidated statements of income from the date of acquisition. Transaction costs and costs to restructure the acquired company are expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. If the fair value of the net assets acquired is greater than the acquisition price, a bargain purchase gain is recognized and recorded in noninterest income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, which includes amounts on deposit with the Federal Reserve, interest‑bearing deposits with banks or other financial institutions and federal funds sold. Generally federal funds are sold for one‑day periods, but not longer than 30 days.

Investment Securities

Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency mortgage‑backed securities, non‑agency mortgage‑backed securities and covered non‑agency mortgage‑backed securities. Securities transactions are recorded on a trade date basis. The Company classifies its securities as trading, available for sale, or held to maturity at the time of purchase. Securities purchased with the intention of recognizing short‑term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. Unrealized gains and losses on trading securities are included in earnings. Held‑to‑maturity securities are those debt instruments which the Company has the positive intent and ability to hold until maturity. Held‑to‑maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other securities are classified as available for sale. Available‑for‑sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available‑for‑sale securities are included in other comprehensive income and the related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other than temporary basis. This determination requires significant judgment. A decline in the fair value of any available‑for‑sale or held‑to‑maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other‑than‑temporary impairment (“OTTI”) losses, we consider the severity and duration of the impairment; the financial condition and near‑term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; projected cash flows on covered non‑agency mortgage‑backed securities; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

Purchase premiums are amortized and purchase discounts are accreted over the estimated life of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of available‑for‑sale securities are determined using the specific identification method and are included in other noninterest income. Also, when applicable, realized gains and losses are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Covered investment securities.  Covered investment securities included non‑agency mortgage‑backed securities acquired from the Federal Deposit Insurance Corporation (“FDIC”) as receiver of Strategic Capital Bank (“Strategic”). Investment securities covered under the loss‑sharing agreements with the FDIC were reported exclusive of the expected reimbursement cash flows from the FDIC. Reimbursements could be claimed for realized losses including losses realized on the sale of the securities and losses due to OTTI. The securities were initially recorded at fair value at the acquisition date and continued to be carried at fair value. Declines in the fair value of available‑for‑sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses in other‑than‑temporary impairment of investment securities in the consolidated statements of income. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements, as more fully described in the section titled “Indemnification Asset Due from FDIC.”

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nonmarketable Equity Securities

Nonmarketable equity securities include the Bank’s required investments in the stock of the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”), and other nonmarketable equity securities. The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

The Bank is also a member of its regional FRB. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans

Covered loans.  We refer to “covered loans” as those loans that we acquired in the Strategic and Westbridge Bank and Trust Company (“Westbridge”) acquisitions for which we would be reimbursed for a substantial portion of any future losses under the terms of the FDIC loss‑sharing agreements. Loans covered under loss‑sharing or similar credit protection agreements with the FDIC were reported in loans exclusive of the expected reimbursement cash flows from the FDIC. Covered loans were initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected resulted in a provision for loan losses and a corresponding increase was recorded to the indemnification asset due from FDIC on the consolidated balance sheet. Covered loans were accounted for as either non‑Purchased Credit Impaired loans or Purchased Credit Impaired (“PCI”) loans, as discussed below. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements, as more fully described in the section titled “Indemnification Asset Due from FDIC.”

Non‑Purchased Credit Impaired loans.  Non‑PCI loans for which the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as loans in the consolidated balance sheets. Non‑PCI loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of any unearned discount or unamortized premium. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well‑secured and management believes full collectability of principal and interest is probable. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status.

Lease Financing.  The Company provides indirect financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, we rely on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. Our estimates are reviewed continuously to ensure reasonableness; however, the amounts we will ultimately realize could differ from the estimated amounts. If the review results in a lower estimate than had been previously established, a determination is made as to whether the decline in estimated residual value is other‑than‑temporary. If the decline in estimated unguaranteed residual value is judged to be other‑than‑temporary, the accounting for the transaction is revised using the changed estimate. The

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

resulting reduction in the investment is recognized as a loss in the period in which the estimate is changed. An upward adjustment of the estimated residual value is not recorded.

Purchased Credit Impaired loans.  We account for loans under Accounting Standards Codification (“ASC”) 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when we acquire loans deemed to be impaired or when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments. Revolving credit agreements, such as commercial lines of credit and home equity lines, and lease financings are excluded from PCI loans.

For PCI loans, we (i) determine the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimate the amount and timing of undiscounted expected principal and interest payments including expected prepayments (the “undiscounted expected cash flows”). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loans and such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is initially determined by discounting expected cash flows. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income on a level‑yield basis over the estimated life of the acquired loans.

The excess of expected cash flows at acquisition over the initial fair value of the PCI loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common credit risk characteristics such as loan type and risk rating. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference or an addition to accretable yield. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

Under acquired impaired loan accounting, PCI loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

Impaired loans.  A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and performing troubled debt restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral‑dependent loan is charged‑off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral‑dependent is set up as a specific reserve.

Troubled Debt Restructurings.  A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restructured at a market rate of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A loan that has been placed on nonaccrual that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A loan that has not been placed on nonaccrual may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest‑only payments for a period of time. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

Allowance for Loan Losses.  The allowance for loan losses (“allowance”) provides for probable losses in the loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances based on historical loan loss experience for each loan type and other factors for imprecision in the subjective nature of the general allowance methodology and an allowance for PCI loans. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is appropriate to absorb probable losses inherent in the loan portfolio. Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

Acquired non‑PCI and PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. These loans, however, may require an allowance subsequent to their acquisition. An allowance may be set aside in the future for acquired non‑PCI loans based on our allowance methodology for non‑PCI loans. An allowance may be set aside in the future for PCI loans if the PCI loan pools experience a decrease in expected cash flows as compared to those projected at the acquisition date. An allowance related to PCI loans was required at December 31, 2016 and 2015 due to changes in expected cash flows since the date of acquisition.

In determining the allowance and the related provision for loan losses, the Company considers three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial, commercial real estate, construction and land development loans, (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and on other factors for the imprecision in the overall allowance methodology and (iii) valuation allowances on PCI loan pools based on decreases in expected cash flows.

The first element reflects the Company’s establishment of valuation allowances based upon probable losses identified during the systematic review of impaired commercial, commercial real estate, construction and land development loans in the non‑purchased credit impaired loan portfolios. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure. The Company measures the investment in an impaired loan based on one of three methods: the loan’s observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan’s effective interest rate. At December 31, 2016 and 2015, generally, loans in the commercial loan portfolio that were in nonaccrual status were valued based on the fair value of the collateral securing the loan, while certain of the impaired loans in the commercial loan portfolio that were modified under troubled debt restructurings and in an accrual status were valued based on the present value of expected future cash flows discounted at the loan’s effective interest rate. It is the Company’s general policy to, at least annually, obtain new appraisals on impaired loans that are primarily secured by real estate. When the Company determines that the net realizable value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Company determines that the net realizable value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Company establishes a valuation allowance for such impairment.

The second element relates to allocations, by loan classes, on loan portfolios based on historical loan loss experience and on other factors for the imprecision in the overall allowance methodology. All loans are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics, as described above. Historical loss rates for each risk group, which are

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

updated quarterly, are quantified using all recorded loan charge‑offs and recoveries and changes in specific allowances on loans. These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology incorporates an estimated loss emergence period for each loan category. The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge‑off of the loan balance. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimate of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, and changes in lending policies and procedures, including underwriting standards and collections, charge‑off and recovery practices.

The third element relates to PCI loans. PCI loans are aggregated into pools based on common risk characteristics. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors including changes in property values of collateral dependent loans, default rates and loss severities. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to PCI loans for the particular pool. Increases in estimates of expected cash flows within a pool generally result in, first, a reduction in the allowance allocated to PCI loans for the particular pool to the extent an allowance has been previously recorded, and then as an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in current and subsequent periods.

Covered loans included PCI and non‑PCI loans and were subject to our internal and external credit review. If and when credit deterioration occurred subsequent to the acquisition dates, a provision for loan losses for covered loans was charged to earnings for the full amount without regard to the FDIC loss‑sharing agreements. The portion of the loss on covered loans reimbursable from the FDIC was recorded in noninterest income as “FDIC loss‑sharing income, net” and increased the FDIC indemnification asset. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements, as more fully described in the section titled “Indemnification Asset Due from FDIC”.

Loans Held for Sale

Loans held for sale consist of residential and commercial mortgage loans that management intends to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. The changes in the fair value of loans held for sale are reflected in mortgage banking revenue.

Mortgage Repurchase Reserve

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. Refer to Note 23 in the consolidated financial statements for additional information on the mortgage repurchase reserve.

Premises and Equipment

Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is computed principally on the straight‑line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight‑line basis over the shorter of the life of the asset or the lease term. Estimated useful lives of premises and equipment range from 10 to 40 years and from 3 to 10 years, respectively. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We periodically review the carrying value of our long‑lived assets to determine if impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, we evaluate the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Other Real Estate Owned

Other real estate owned (“OREO”) represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write‑down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value. Revenue from the operations of OREO is included in other income in the consolidated statements of income and expense from the operations of OREO and decreases in valuations are included in OREO expense in the consolidated statements of income.

Goodwill and Intangible Assets

Goodwill resulting from a business combination is generally determined as the excess of the fair value of consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 30th as of the date to perform the annual impairment test. Refer to Note 9 in the consolidated financial statements for additional information on the annual impairment test results.

Other intangible assets, which consist of core deposit and acquired customer relationship intangible assets, are amortized over a period ranging from 1 to 20 years using an accelerated method of amortization. On a periodic basis, we evaluate events and circumstances that may indicate a change in the recoverability of the carrying value.

Mortgage Servicing Rights

The Company sells residential and commercial mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. As the Company has not elected to subsequently measure either of its classes of servicing assets, residential or commercial, under the fair value measurement method, the Company follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value.

The Company periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on the fair value of net servicing cash flows at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are determined based on current market conditions. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other‑than‑temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write‑down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write‑down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognize revenue from servicing residential and commercial mortgages as earned based on the specific contractual terms. This revenue, along with changes in impairment on servicing rights, is reported in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Cash Surrender Value of Life Insurance Policies

We have purchased life insurance policies on the lives of certain officers and key employees and are the owner and beneficiary of the policies. These policies provide an efficient form of funding for long‑term retirement and other employee benefits costs. These policies are recorded as cash surrender value of life insurance policies in the consolidated balance sheets at each policy’s respective cash surrender value, with changes in value recorded in noninterest income in the consolidated statements of income.

Indemnification Asset Due from FDIC

As part of the Strategic and WestBridge transactions, the Company entered into loss‑share agreements with the FDIC. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss-share agreements. Under the terms of this agreement, the Company paid the FDIC $565,000 as consideration for early termination. This charge was partially offset by the reversal of $214,000 of accrued loss-share liabilities that will not be paid, resulting in a one-time after tax charge of $225,000. All future gains, recoveries, charge-offs, losses and expenses related to the formerly covered assets will now be recognized by the Company with no offset due to or from the FDIC.

Derivative Financial Instruments

All derivatives are recognized on the consolidated balance sheet as a component of other assets or other liabilities at their fair value. On the date the derivative contract is entered into, the derivative is designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable‑rate asset or liability are recorded in earnings).

We formally document all relationships between hedging instruments and hedged items, as well as the risk‑management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, hedge accounting is prospectively discontinued, as discussed below.

Hedge accounting is prospectively discontinued when (a) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (b) the derivative expires or is sold, terminated, or exercised; (c) the derivative is no longer designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (d) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated balance sheet at its fair value, and gains and losses that were in accumulated other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the consolidated balance sheet, with subsequent changes in its fair value recognized in current‑period earnings.

The Company also enters into interest rate lock commitments, which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Interest rate lock commitments for mortgage loans that will be held for resale are carried at fair value on the consolidated balance sheet with changes in fair value reflected in mortgage banking revenue. The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale. Forward loan sales commitments that meet the definition of a derivative are recorded at fair value in the consolidated balance sheet with changes in fair value reflected in mortgage banking income.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit‑Related Financial Instruments

In the ordinary course of business, the Company has entered into credit‑related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded.

A liability for losses related to unfunded commitments is maintained by the Company at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated balance sheets. The determination of the adequacy of the liability is based on an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Company’s allowance for loan losses, as discussed above. Net adjustments to the liability for unfunded commitments are included in other noninterest expense in the consolidated statements of income. The liability for unfunded commitments totaled $302,000 and $220,000 at December 31, 2016 and 2015, respectively.

Income Taxes

We file consolidated federal and state income tax returns, with each organization computing its taxes on a separate return basis. The provision for income taxes is based on income as reported in the consolidated financial statements.

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more‑likely than‑not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. Interest and penalties associated with unrecognized tax benefits are to be classified as additional income taxes in the consolidated statements of income. The Company evaluated its tax positions and concluded that it had taken no uncertain tax positions that require adjustment in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, states or local tax authorities for the years before 2011.

Stock Compensation Plans

Compensation cost for share‑based payment awards is based on the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a Black‑Scholes option pricing model. The fair value of restricted stock is determined based on the Company’s current market price on the date of grant. Compensation cost is recognized in the consolidated financial statements on a straight‑line basis over the requisite service period, which is generally defined as the vesting period. Additionally, the Company accounts for forfeitures as they occur.

Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non‑owner changes in equity. Non‑owner equity changes include unrealized gains and losses on available for sale securities and changes in the fair value of cash flow hedges. These are components of comprehensive income and do not have an impact on the Company’s net income.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards and common stock warrants using the treasury stock method and convertible preferred stock and convertible debentures using the if‑converted method.

Impact of Recently Issued Accounting Standards

   FASB Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”; FASB ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”  – In May 2014, the Financial Accounting Standards Board (the “FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. The Company expects that ASU 2014-09 will require a change in how the Company recognizes certain recurring revenue streams within wealth management and merchant services; however, these changes are not expected to have a significant impact on the Company’s consolidated financial statements. The Company continues to evaluate the impact of ASU 2014-09 on other components of noninterest income and expects to adopt the standard in the first quarter of 2018 with a cumulative effective adjustment to opening retained earnings, if such adjustment is deemed to be significant.

FASB ASU 2016-02, “Leases (Topic 842)” - In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update revises the model to assess how a lease should be classified and provides guidance for lessees and lessors, when presenting right-of-use assets and lease liabilities on the balance sheet. This update is effective for us on January 1, 2019, with early adoption permitted. We have not yet decided whether we will early adopt the new standard. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has developed a project plan for evaluating the provisions of the new lease standard, but has not yet determined the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the pending adoption of ASU 2016-02 and its impact on the Company’s consolidated financial statements.

FASB ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” - In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for any organization in any interim period or fiscal year. The Company elected to early adopt the new guidance in the fourth quarter of 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. In connection with the adoption, the Company has elected to account for forfeitures as they occur.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better understand their credit loss estimates. For public companies that are SEC filers, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the potential impact on the Company’s consolidated financial statements.

FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” – In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public business entities, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted for any organization in any interim period or fiscal year. The Company plans to adopt this new guidance in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its consolidated financial statements.

Note 2 – Acquisitions

On November 10, 2016, the Bank completed its acquisition of approximately $400.0 million in wealth management assets from Sterling National Bank of Yonkers, New York (“Sterling”) for approximately $5.2 million in cash. Intangible assets recognized as a result of the transaction consisted of approximately $2.3 million in goodwill and $2.3 million in trust relationship intangible. The trust relationship intangible is being amortized on a straight-line basis over 20 years.

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

The Company acquired LSHC for $67.3 million, which consisted of 2,224,091 shares of common stock, $20.1 million in cash and an accrual in other liabilities of $530,000 for the fair value of additional consideration based on the earnings of Love Funding over a two year period after acquisition date. The additional consideration was defined as the amount, if any, by which 50% of Love Funding’s adjusted net income (for the two-year period ended December 31, 2016) exceeded $9.1 million, multiplied by an earn-out multiple. The payment of any contingent consideration was not required as a result of Love Funding not reaching the certain level of net income for the two-year period ending December 31, 2016 and as a result, the remaining contingent consideration liability of $350,000 was reversed in 2016. The Company had reversed $180,000 of the contingent consideration liability in 2015 based on its assessment of the liability at that time. The reversals of this liability were recognized in other income in the consolidated statements of income.

The acquired identifiable assets included the establishment of a $3.4 million core deposit intangible, which is being amortized on an accelerated basis over 10 years.  The Company also recognized $0.5 million for the fair value of noncontrolling interests associated with two mortgage origination joint ventures owned 51% by Heartland Bank.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Cash and Due From Banks

The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by funds on deposit with the FRB and cash on hand. The required balance at December 31, 2016 and 2015 was $22.6 million and $20.3 million, respectively.

The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk from cash and cash equivalents.

Note 4 – Investment Securities Available for Sale

Investment securities classified as available for sale as of December 31, 2016 and 2015 are as follows (in thousands):

	2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$75,973	$—	$72	$75,901
Government sponsored entity debt securities	7,653	57	22	7,688
Agency mortgage-backed securities	90,629	373	932	90,070
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,826	15	567	25,274
Corporate securities	47,443	403	441	47,405
Total	$247,525	$848	$2,034	$246,339

	2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$48,483	$1	$182	$48,302
Government sponsored entity debt securities	9,404	58	8	9,454
Agency mortgage-backed securities	66,902	835	210	67,527
Non-agency mortgage-backed securities	2	—	—	2
Covered non-agency mortgage-backed securities (1)	66,397	10,886	1,304	75,979
State and municipal securities	15,441	77	24	15,494
Corporate securities	20,036	28	195	19,869
Total	$226,665	$11,885	$1,923	$236,627

(1)

All covered non‑agency mortgage‑backed securities were covered under the loss‑sharing agreement we entered into with the FDIC in connection with a 2009 acquisition. This agreement had a seven year term that expired on July 1, 2016 with respect to losses. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements as more fully described in Note 1 to the consolidated financial statements.

Market valuations for our investment securities classified as available for sale are provided by independent third parties. The fair values are determined using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. The market valuation sources include observable market inputs for the majority of our securities and are therefore considered Level 2 inputs for the purpose of determining fair values. The fair values for U.S. Treasury securities are determined using quoted market prices and are considered Level 1 inputs.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized losses and fair values for investment securities available for sale as of December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$75,901	$72	$—	$—	$75,901	$72
Government sponsored entity debt securities	4,107	22	—	—	4,107	22
Agency mortgage-backed securities	57,882	930	402	2	58,284	932
State and municipal securities	20,215	567	—	—	20,215	567
Corporate securities	11,111	334	8,312	107	19,423	441
Total	$169,216	$1,925	$8,714	$109	$177,930	$2,034

	2015
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$42,301	$182	$—	$—	$42,301	$182
Government sponsored entity debt securities	4,229	8	—	—	4,229	8
Agency mortgage-backed securities	19,404	167	1,932	43	21,336	210
Covered non-agency mortgage-backed securities	14,149	1,114	1,431	190	15,580	1,304
State and municipal securities	4,959	20	812	4	5,771	24
Corporate securities	11,245	172	813	23	12,058	195
Total	$96,287	$1,663	$4,988	$260	$101,275	$1,923

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

At December 31, 2016 and 2015, 107 and 54 investment securities available for sale, respectively, had unrealized losses with aggregate depreciation of 1.13% and 1.86%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for a period of time sufficient for a recovery in value, no declines are deemed to be other-than-temporary.

During 2016, the Company determined that three covered non-agency mortgage-backed securities had OTTI of $824,000, primarily resulting from changes in expected cash flows. These amounts were recognized as losses in the consolidated statements of income.

During 2015, the Company determined that three covered non-agency mortgage-backed securities had OTTI of $461,000, primarily resulting from changes in expected cash flows.  These amounts were recognized as losses in the consolidated statements of income.

During 2014, the Company determined that one non‑agency mortgage‑backed security had OTTI of $20,000 and one covered non‑agency mortgage‑backed security had OTTI of $170,000, both primarily resulting from changes in expected cash flows. These amounts were recognized as losses in the consolidated statements of income.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the amortized cost and fair value of investment securities available for sale, by maturity, at December 31, 2016 (in thousands). The maturities of agency mortgage-backed securities are based on expected maturities.  Expected maturities may differ from contractual maturities in mortgage‑backed securities because the mortgages underlying the securities may be prepaid without any penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

	Amortized	Fair
	cost	value
Within one year	$75,030	$75,008
After one year through five years	105,597	105,344
After five years through ten years	52,866	52,625
After ten years	14,032	13,362
Subtotal	$247,525	$246,339

Gross realized gains from the sale of securities available for sale were $15.5 million, $368,000 and $173,000 for the years ended December 31, 2016, 2015 and 2014, respectively. On October 4, 2016, the Company sold its previously covered non-agency mortgage-backed securities which had a carrying value of $72.1 million. As a result of the sale, the Company realized a gain totaling $14.3 million.

Gross realized losses were $837,000, $175,000 and $96,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 5 – Investment Securities Held to Maturity

Investment securities classified as held to maturity as of December 31, 2016 and 2015 are as follows (in thousands):

2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$78,672	$3,517	$237	$81,952

2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$87,521	$5,364	$69	$92,816

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

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized losses and fair value for investment securities held to maturity as of December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$13,991	$140	$2,699	$97	$16,690	$237

2015
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$3,573	$24	$2,743	$45	$6,316	$69

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

At December 31, 2016 and 2015, 47 and 25 investment securities held to maturity, respectively, had unrealized losses with aggregate depreciation of 1.40% and 1.08%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider who issued the securities and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities held to maturity as of December 31, 2016, by contractual maturity, are as follows (in thousands):

	Amortized	Fair
	cost	value
Within one year	$861	$865
After one year through five years	22,915	23,537
After five years through ten years	42,080	44,547
After ten years	12,816	13,003
Total	$78,672	$81,952

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Loans

The following table presents total loans outstanding by portfolio, which includes PCI loans, as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Loans:
Commercial	$457,827	$499,573
Commercial real estate	969,615	876,784
Construction and land development	177,325	150,266
Total commercial loans	1,604,767	1,526,623
Residential real estate	253,713	163,224
Consumer	270,017	161,512
Lease financing	191,479	144,230
Total loans	$2,319,976	$1,995,589

Total loans include net deferred loan fees of $3.1 million and $5.8 million at December 31, 2016 and 2015, respectively, and unearned discounts of $20.7 million and $15.7 million within the lease financing portfolio at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company had commercial and residential loans held for sale totaling $70.6 million and $54.4 million, respectively.  During the years ended December 31, 2016 and 2015, the Company sold commercial and residential real estate loans with proceeds totaling $1.18 billion and $1.00 billion, respectively.

The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment.

Commercial real estate—Loans secured by real estate occupied by the borrower for ongoing operations, including loans to borrowers engaged in agricultural production, and non-owner occupied real estate leased to one or more tenants, including commercial office, industrial, special purpose, retail and multi-family residential real estate loans.

Construction and land development—Secured loans for the construction of business and residential properties. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period. Secured development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date.  Interest reserves may be established on real estate construction loans.

Residential real estate—Loans secured by residential properties that generally do not qualify for secondary market sale; however, the risk to return and/or overall relationship are considered acceptable to the Company. This category also includes loans whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer—Loans to consumers primarily for the purpose of home improvements, acquiring automobiles, recreational vehicles and boats. Consumer loans consist of relatively small amounts that are spread across many individual borrowers.

Lease financing—Indirect financing leases to small businesses for purchases of business equipment. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Commercial, commercial real estate, and construction and land development loans are collectively referred to as the Company’s commercial loan portfolio, while residential real estate and consumer loans and lease financing receivables are collectively referred to as the Company’s other loan portfolio.

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $26.5 million and $39.2 million at December 31, 2016 and 2015, respectively. During 2016 and 2015, there were $16.1 million and $36.2 million, respectively, of new loans and other additions, while repayments and other reductions totaled $28.8 million and $15.0 million, respectively.

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

Loans in the commercial loan portfolio tend to be larger and more complex than those in the other loan portfolio, and therefore, are subject to more intensive monitoring. All loans in the commercial loan portfolio have an assigned relationship manager, and most borrowers provide periodic financial and operating information that allows the relationship managers to stay abreast of credit quality during the life of the loans. The risk ratings of loans in the commercial loan portfolio are reassessed at least annually, with loans below an acceptable risk rating reassessed more frequently and reviewed by various individuals within the Company at least quarterly.

The Company maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio, including the accuracy of loan grades. The Company also maintains an independent appraisal review function that participates in the review of all appraisals obtained by the Company.

Credit Quality Indicators

The Company uses a ten grade risk rating system to monitor the ongoing credit quality of its commercial loan portfolio. These loan grades rank the credit quality of a borrower by measuring liquidity, debt capacity, and coverage and payment behavior as shown in the borrower’s financial statements. The risk grades also measure the quality of the borrower’s management and the repayment support offered by any guarantors. A summary of the Company’s loan grades (or, characteristics of the loans with each grade) is as follows:

Risk Grades 1‑6 (Acceptable Credit Quality)—All loans in Risk Grades 1 ‑ 6 are considered to be acceptable credit risks by the Company and are grouped for purposes of financial reporting. The six grades essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality. Business credits within Risk Grades 1 ‑ 6 range from Risk Grade 1: Excellent (factors include: excellent business credit; excellent debt capacity and coverage; outstanding management; strong guarantors; superior liquidity and net worth; favorable loan‑to‑value ratios; debt secured by cash or equivalents, or backed by the full faith

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and credit of the U.S. Government) to Risk Grade 6: Marginal (factors include: acceptable business credit, but with added risk due to specific industry or internal situations; uncertainty associated with performance or repayment ability).

Risk Grade 7 (Special Mention)—A business credit that is not acceptable within the Company’s loan origination criteria; cash flow may not be adequate or is continually inconsistent to service current debt; financial condition has deteriorated as company trends/management have become inconsistent; the company is slow in furnishing quality financial information; working capital needs of the company are reliant on short‑term borrowings; personal guarantees are weak and/or with little or no liquidity; the net worth of the company has deteriorated after recent or continued losses; the loan has potential weaknesses that require the Company’s close attention; payment delinquencies becoming more serious; if left uncorrected, these potential weaknesses may, at some future date, result in deterioration of repayment prospects.

Risk Grade 8 (Substandard)—A business credit that is inadequately protected by the current financial net worth and paying capacity of the obligor or of the collateral pledged, if any; management has deteriorated or has become non‑existent; quality financial information is unattainable; a high level of maintenance is required by the Company; cash flow can no longer support debt requirements; loan payments are continually and/or severely delinquent; negative net worth; personal guaranty has become insignificant; a credit that has a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. The Company still expects a full recovery of all contractual principal and interest payments; however, a possibility exists that the Company will sustain some loss if deficiencies are not corrected.

Risk Grade 9 (Substandard‑Nonaccrual)—A business credit accounted for on a nonaccrual basis that has all the weaknesses inherent in a loan classified as Risk Grade 8 with the added characteristic that the weaknesses are so pronounced that, on the basis of current financial information, conditions, and values, collection in full is highly questionable; a partial loss is possible and interest is no longer being accrued. This loan meets the definition of an impaired loan. The risk of loss requires analysis to determine whether a valuation allowance needs to be established.

Risk Grade 10 (Doubtful)—A business credit that has all the weaknesses inherent in a loan classified as Risk Grade 8 and interest is no longer being accrued, but additional deficiencies make it highly probable that liquidation will not satisfy the majority of the obligation; the primary source of repayment is nonexistent and there is doubt as to the value of the secondary source of repayment; the possibility of loss is likely, but current pending factors could strengthen the credit. This loan meets the definition of an impaired loan. A loan charge‑off is recorded when management deems an amount uncollectible; however, the Company will establish a valuation allowance for probable losses, if required.

The Company considers all loans with Risk Grades of 1 – 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered “watch credits” and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 – 10 are considered problematic and require special care. Further, loans with Risk Grades of 7 – 10 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company’s special assets group. Loans not graded are small loans that are monitored by aging status and payment activity.

The following table presents the recorded investment of commercial loans (excluding PCI loans) by risk category as of December 31, 2016 (in thousands):

		Commercial	Construction and
	Commercial	Real Estate	Land Development	Total
Acceptable credit quality	$426,560	$925,244	$159,702	$1,511,506
Special mention	10,930	8,735	—	19,665
Substandard	12,649	21,178	450	34,277
Substandard – nonaccrual	3,559	7,145	21	10,725
Doubtful	—	—	—	—
Not graded	612	1,593	5,002	7,207
Total (excluding PCI)	$454,310	$963,895	$165,175	$1,583,380

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company evaluates the credit quality of its other loans based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loans (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of December 31, 2016 (in thousands):

	Residential		Lease
	Real Estate	Consumer	Financing	Total
Performing	$242,127	$269,492	$190,148	$701,767
Impaired	5,029	213	1,331	6,573
Total (excluding PCI)	$247,156	$269,705	$191,479	$708,340

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

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at December 31, 2016 and 2015 do not include $28.3 million and $38.5 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of impaired loans (excluding PCI loans) as of December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Nonaccrual loans:
Commercial	$3,559	$5,702
Commercial real estate	7,145	8,844
Construction and land development	21	—
Residential real estate	4,629	3,516
Consumer	187	2
Lease financing	1,330	398
Total nonaccrual loans	16,871	18,462
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	2,378	865
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	—	228
Consumer	26	49
Lease financing	1	—
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,405	1,142
Loans modified under troubled debt restructurings:
Commercial	611	3
Commercial real estate	11,253	4,873
Construction and land development	63	—
Residential real estate	400	411
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings	12,327	5,287
Total impaired loans (excluding PCI)	$31,603	$24,891

There was no interest income recognized on nonaccrual loans during 2016, 2015 and 2014 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $718,000, $992,000 and $615,000 in 2016, 2015 and 2014, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $339,000, $267,000 and $222,000 in 2016, 2015 and 2014, respectively.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents impaired loans (excluding PCI loans) by portfolio, which are individually evaluated, as of December 31, 2016 (in thousands):

				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While on
	Investment	Balance	Allowance	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$3,877	$3,888	$882	$3,974	$15
Commercial real estate	2,142	2,331	309	2,379	306
Construction and land development	84	84	8	87	7
Residential real estate	3,735	4,404	604	3,782	30
Consumer	213	190	23	221	—
Lease financing	1,331	1,331	356	1,331	—
Total impaired loans with a valuation allowance	11,382	12,228	2,182	11,774	358
Impaired loans with no related valuation allowance:
Commercial	2,671	7,567	—	5,604	1
Commercial real estate	16,256	17,058	—	16,847	17
Construction and land development	—	—	—	—	—
Residential real estate	1,294	1,462	—	1,179	2
Consumer	—	26	—	26	—
Lease financing	—	—	—	—	—
Total impaired loans with no related valuation allowance	20,221	26,113	—	23,656	20
Total impaired loans:
Commercial	6,548	11,455	882	9,578	16
Commercial real estate	18,398	19,389	309	19,226	323
Construction and land development	84	84	8	87	7
Residential real estate	5,029	5,866	604	4,961	32
Consumer	213	216	23	247	—
Lease financing	1,331	1,331	356	1,331	—
Total impaired loans (excluding PCI)	$31,603	$38,341	$2,182	$35,430	$378

The following table presents impaired loans (excluding PCI loans) by portfolio, which are individually evaluated, as of December 31, 2015 (in thousands):

				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While on
	Investment	Balance	Allowance	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$5,789	$8,760	$1,797	$7,088	$—
Commercial real estate	9,197	9,489	514	9,225	267
Construction and land development	—	26	—	—	—
Residential real estate	3,206	3,798	626	3,231	16
Consumer	51	52	7	52	—
Lease financing	398	398	50	398	—
Total impaired loans with a valuation allowance	18,641	22,523	2,994	19,994	283
Impaired loans with no related valuation allowance:
Commercial	781	781	—	781	—
Commercial real estate	4,520	5,840	—	4,599	—
Construction and land development	—	—	—	—	—
Residential real estate	949	989	—	954	2
Consumer	—	—	—	—	—
Lease financing	—	—	—	—	—
Total impaired loans with no related valuation allowance	6,250	7,610	—	6,334	2
Total impaired loans:
Commercial	6,570	9,541	1,797	7,869	—
Commercial real estate	13,717	15,329	514	13,824	267
Construction and land development	—	26	—	—	—
Residential real estate	4,155	4,787	626	4,185	18
Consumer	51	52	7	52	—
Lease financing	398	398	50	398	—
Total impaired loans (excluding PCI)	$24,891	$30,133	$2,994	$26,328	$285

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance was $6.7 million and $5.2 million at December 31, 2016 and 2015, respectively.

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of December 31, 2016 (in thousands):

			Accruing
			Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$3,326	$138	$2,378	$3,559	$9,401	$444,909	$454,310
Commercial real estate	648	787	—	7,145	8,580	955,315	963,895
Construction and land development	—	—	—	21	21	165,154	165,175
Residential real estate	3,472	13	—	4,629	8,114	239,042	247,156
Consumer	1,701	588	26	187	2,502	267,203	269,705
Lease financing	94	—	1	1,330	1,425	190,054	191,479
Total (excluding PCI)	$9,241	$1,526	$2,405	$16,871	$30,043	$2,261,677	$2,291,720

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of December 31, 2015 (in thousands):

			Accruing
			Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$1,911	$2,296	$865	$5,702	$10,774	$482,671	$493,445
Commercial real estate	288	1,989	—	8,844	11,121	851,623	862,744
Construction and land development	340	—	—	—	340	139,867	140,207
Residential real estate	1,983	438	228	3,516	6,165	149,101	155,266
Consumer	565	273	49	2	889	160,331	161,220
Lease financing	37	—	—	398	435	143,795	144,230
Total (excluding PCI)	$5,124	$4,996	$1,142	$18,462	$29,724	$1,927,388	$1,957,112

Troubled Debt Restructurings

A loan is categorized as a troubled debt restructuring (“TDR”) if a concession is granted to provide for a reduction of either interest or principal due to deterioration in the financial condition of the borrower.  TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loans, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity of the debt as stated in the instrument or other agreement, the reduction of accrued interest, the release of a personal guarantee in a bankruptcy situation or any other concessionary type of renegotiated debt.  Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on TDRs totaled $203,000 and $109,000 as of December 31, 2016 and 2015, respectively. The Company had no unfunded commitments in connection with TDRs at December 31, 2016 and 2015.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes.  The following table presents TDRs by loan portfolio (excluding PCI loans) as of December 31, 2016 and 2015 (in thousands):

	2016			2015
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$611	$—	$611	$3	$40	$43
Commercial real estate	11,253	5,098	16,351	4,873	5,332	10,205
Construction and land development	63	—	63	—	—	—
Residential real estate	400	527	927	411	383	794
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$12,327	$5,625	$17,952	$5,287	$5,755	$11,042

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the year ended December 31, 2016 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2016 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Troubled debt restructurings:
Number of loans	3	2	—	3	—	—	8
Pre-modification outstanding balance	$685	$10,207	$—	$206	$—	$—	$11,098
Post-modification outstanding balance	611	10,139	—	206	—	—	10,956

Troubled debt restructurings that subsequently defaulted
Number of loans	—	1	—	—	—	—	1
Recorded balance	$—	$28	$—	$—	$—	$—	$28

The following table presents a summary of loans by portfolio that were restructured during the year ended December 31, 2015 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2015 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Troubled debt restructurings:
Number of loans	—	1	—	—	—	—	1
Pre-modification outstanding balance	$—	$58	$—	$—	$—	$—	$58
Post-modification outstanding balance	—	58	—	—	—	—	58

Troubled debt restructurings that subsequently defaulted
Number of loans	—	1	—	—	—	—	1
Recorded balance	$—	$54	$—	$—	$—	$—	$54

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

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Commercial real estate – As with commercial loans, repayment of commercial real estate loans is often dependent on the borrower’s ability to make repayment from the cash flow of the commercial venture. While commercial real estate loans are collateralized by the borrower’s underlying real estate, foreclosure on such assets may be more difficult than with other types of collateralized loans because of the possible effect the foreclosure would have on the borrower’s business, and property values may tend to be partially based upon the value of the business situated on the property.

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

Residential real estate – The principal risk to residential real estate lending is associated with residential loans not sold into the secondary market. In such cases, the value of the underlying property may have deteriorated as a result of a change in the residential real estate market, and the borrower may have little incentive to repay the loan or continue living in the property. Additionally, in areas with high vacancy rates, reselling the property without substantial loss may be difficult.

Consumer – The repayment of consumer loans is typically dependent on the borrower remaining employed through the life of the loan, as well as the possibility that the collateral underlying the loan may not be adequately maintained by the borrower.

Lease financing – Our indirect financing leases are primarily for business equipment leased to varying types of small businesses.  If the cash flow from business operations is reduced, the business’s ability to repay may become impaired.

Changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016			2015			2014
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$14,093	$1,895	$15,988	$10,503	$1,797	$12,300	$11,985	$11,687	$23,672
Provision for loan losses	6,425	(834)	5,591	11,061	66	11,127	300	(208)	92
Loan charge-offs	(7,668)	(68)	(7,736)	(9,565)	(92)	(9,657)	(2,271)	(9,825)	(12,096)
Loan recoveries	894	125	1,019	2,094	124	2,218	489	143	632
Net loan charge-offs	(6,774)	57	(6,717)	(7,471)	32	(7,439)	(1,782)	(9,682)	(11,464)
Balance at end of period	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988	$10,503	$1,797	$12,300

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                In 2016, the Company recorded $7.7 million of non-PCI loan charge-offs, which included a $1.6 million charge-off on a nonperforming commercial loan to one borrower, a $1.4 million charge-off on a nonperforming commercial loan to one borrower and a $530,000 charge-off on nonperforming commercial loans related to a single credit relationship as a result of the deterioration in the borrower’s collateral position on the respective loans. In 2015, the Company recorded $9.6 million of non-PCI loan charge-offs, which included a $7.5 million charge-off on a group of nonperforming loans to one borrower due to deterioration in the borrower’s collateral position on these loans. In 2014, the Company recorded $9.8 million of PCI loan charge-offs primarily due to a PCI loan pool of commercial real estate loans from a previous acquisition being closed out in 2014 due to no more active loans remaining in the pool.

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the year ended December 31, 2016 and provides details regarding the balance in the allowance for loan losses and the recorded investment in loans as of December 31, 2016 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses in 2016:
Beginning balance	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Provision for loan losses	2,992	(1,041)	(183)	1,601	382	1,840	5,591
Charge-offs	(4,252)	(1,177)	(1)	(966)	(301)	(1,039)	(7,736)
Recoveries	263	264	94	174	100	124	1,019
Ending balance	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Allowance for loan losses at December 31, 2016 attributable to:
Loans individually evaluated for impairment	878	296	6	379	—	285	1,844
Loans collectively evaluated for impairment	4	13	2	225	23	71	338
Non-impaired loans collectively evaluated for impairment	4,539	2,684	337	1,968	877	1,157	11,562
Loans acquired with deteriorated credit quality (1)	499	232	—	357	30	—	1,118
Total allowance for loan losses	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Recorded investment (loan balance) at December 31, 2016:
Impaired loans individually evaluated for impairment	6,504	18,275	63	2,920	—	670	28,432
Impaired loans collectively evaluated for impairment	44	123	21	2,109	213	661	3,171
Non-impaired loans collectively evaluated for impairment	447,762	945,497	165,091	242,127	269,492	190,148	2,260,117
Loans acquired with deteriorated credit quality (1)	3,517	5,720	12,150	6,557	312	—	28,256
Total recorded investment (loan balance)	$457,827	$969,615	$177,325	$253,713	$270,017	$191,479	$2,319,976

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the year ended December 31, 2015 and provides details regarding the balance in the allowance for loan losses and the recorded investment in loans as of December 31, 2015 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses in 2015:
Beginning balance	$2,284	$6,925	$486	$2,038	$567	$—	$12,300
Provision for loan losses	11,154	(2,001)	86	663	405	820	11,127
Charge-offs	(7,742)	(379)	(171)	(742)	(334)	(289)	(9,657)
Recoveries	1,221	634	34	161	111	57	2,218
Ending balance	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Allowance for loan losses at December 31, 2015 attributable to:
Loans individually evaluated for impairment	1,765	479	—	452	—	—	2,696
Loans collectively evaluated for impairment	32	35	—	174	7	50	298
Non-impaired loans collectively evaluated for impairment	4,745	3,662	419	1,000	735	538	11,099
Loans acquired with deteriorated credit quality (1)	375	1,003	16	494	7	—	1,895
Total allowance for loan losses	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Recorded investment (loan balance) at December 31, 2015:
Impaired loans individually evaluated for impairment	6,316	13,434	—	2,778	—	—	22,528
Impaired loans collectively evaluated for impairment	254	283	—	1,377	51	398	2,363
Non-impaired loans collectively evaluated for impairment	486,875	849,027	140,207	151,111	161,169	143,832	1,932,221
Loans acquired with deteriorated credit quality (1)	6,128	14,040	10,059	7,958	292	—	38,477
Total recorded investment (loan balance)	$499,573	$876,784	$150,266	$163,224	$161,512	$144,230	$1,995,589

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are purchased loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Changes in the accretable yield for PCI loans were as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance at beginning of period	$10,526	$16,198	$5,480
New loans purchased – Heartland acquisition	—	—	11,242
Accretion	(8,579)	(5,676)	(1,393)
Disposals related to foreclosures	—	—	(3)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	915	—	608
Reclassification from non-accretable	6,173	4	264
Balance at end of period	$9,035	$10,526	$16,198

The fair value of PCI loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amount of covered loans and non-covered loans as of December 31, 2016 and 2015 consisted of PCI loans and non-PCI loans as shown in the following table (in thousands):

	2016			2015
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Covered loans: (1)
Commercial	$—	$—	$—	$378	$1,067	$1,445
Commercial real estate	—	—	—	876	318	1,194
Construction and land development	—	—	—	—	—	—
Residential real estate	—	—	—	715	275	990
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total covered loans	—	—	—	1,969	1,660	3,629

Non-covered loans:
Commercial	454,310	3,517	457,827	493,067	5,061	498,128
Commercial real estate	963,895	5,720	969,615	861,868	13,722	875,590
Construction and land development	165,175	12,150	177,325	140,207	10,059	150,266
Residential real estate	247,156	6,557	253,713	154,551	7,683	162,234
Consumer	269,705	312	270,017	161,220	292	161,512
Lease financing	191,479	—	191,479	144,230	—	144,230
Total non-covered loans	2,291,720	28,256	2,319,976	1,955,143	36,817	1,991,960
Total loans	$2,291,720	$28,256	$2,319,976	$1,957,112	$38,477	$1,995,589

(1)

Covered loans include loans from our 2010 acquisition. On October 3, 2016, the Company entered into an agreement with the FDIC to terminate its existing loss share agreements as more fully described in Note 1 to the consolidated financial statements.

The outstanding customer balance for PCI loans totaled $34.6 million and $44.5 million as of December 31, 2016 and 2015, respectively.

Note 7 – Premises and Equipment, Net

A summary of premises and equipment as of December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Land	$14,314	$14,942
Buildings and improvements	56,766	58,922
Furniture and equipment	21,419	21,803
Total	92,499	95,667
Accumulated depreciation	(25,807)	(22,534)
Premises and equipment, net	$66,692	$73,133

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $5.1 million, and $3.5 million, respectively.

In November 2016, the Company announced a branch network optimization plan which will reduce the number of banking offices from 46 to 39 by March 2017. As a result of this plan, the Company recorded $1.9 million of asset impairment on existing banking facilities, which was recognized in other expense in the consolidated statements of income, and reclassified $1.6 million of branch related assets as held for sale from premises and equipment, net to other assets on the consolidated balance sheet as of December 31, 2016.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Mortgage Servicing Rights

At December 31, 2016 and 2015, the Company serviced mortgage loans for others totaling $5.64 billion and $5.48 billion, respectively.  A summary of mortgage loans serviced for others as of December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Commercial FHA mortgage loans	$3,811,066	$3,649,524
Residential mortgage loans	1,833,443	1,826,280
Total loans serviced for others	$5,644,509	$5,475,804

Changes in our mortgage servicing rights were as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$67,218	$62,900	$2,522
Servicing rights acquired – commercial FHA mortgage loans	—	—	45,544
Servicing rights acquired – residential mortgage loans	—	—	14,791
Servicing rights capitalized – commercial FHA mortgage loans	6,805	4,318	—
Servicing rights capitalized – residential mortgage loans	3,828	5,015	464
Amortization – commercial FHA mortgage loans	(2,388)	(2,272)	—
Amortization – residential mortgage loans	(3,753)	(2,743)	(421)
Balance at end of period	71,710	67,218	62,900
Valuation allowances:
Balance at beginning of period	567	119	202
Additions	6,962	1,630	92
Reductions	(3,827)	(1,182)	(175)
Balance at end of period	3,702	567	119
Mortgage servicing rights, net	$68,008	$66,651	$62,781
Fair value:
At beginning of period	$66,700	$62,781	$2,320
At end of period	$68,008	$66,700	$62,781

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at December 31, 2016 and 2015. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
December 31, 2016:
Commercial FHA mortgage loans	0.13%	3.72%	30.2	8.31%	$1,000	10 - 13%
Residential mortgage loans	0.26%	3.89%	24.2	9.72%	$60.27	9 - 11%

December 31, 2015:
Commercial FHA mortgage loans	0.12%	3.85%	30.6	8.53%	$1,000	10 - 13%
Residential mortgage loans	0.27%	3.96%	24.4	11.22%	$73.66	9 - 11%

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

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 9 – Goodwill and Intangible Assets

At December 31, 2016 and 2015, goodwill totaled $48.8 million and $46.5 million, respectively, reflecting an increase of approximately $2.3 million as a result of the Sterling acquisition, as further discussed in Note 2 to the consolidated financial statements. Goodwill represents the amount by which the cost of an acquisition exceeded fair value of net assets acquired in connection with the purchase of another financial institution. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its most recent annual goodwill impairment test as of September 30, 2016 and concluded that no impairment existed as of that date.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2016 and 2015 (in thousands).

	2016	2015
Banking	$35,627	$35,627
Commercial FHA Origination and Servicing	10,892	10,892
Other	2,317	—
Total goodwill	$48,836	$46,519

The Company’s intangible assets, consisting of core deposit and trust relationship intangibles, as of December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016			2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$20,542	$(16,181)	$4,361	$20,542	$(14,471)	$6,071
Trust relationship intangibles	5,471	(2,645)	2,826	3,141	(2,208)	933
Total intangible assets	$26,013	$(18,826)	$7,187	$23,683	$(16,679)	$7,004

In conjunction with the acquisition of wealth management assets from Sterling on November 10, 2016, we recorded $2.3 million of trust relationship intangibles, which are being amortized on a straight line basis over 20 years, as further discussed in Note 2 to the consolidated financial statements.

Amortization of intangible assets was $2.1 million, $2.5 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization expense for future years is as follows (in thousands):

Amount
Year ending December 31,
2017	$1,827
2018	1,247
2019	913
2020	597
2021	446
Thereafter	2,157
Total	$7,187

Note 10 – Derivative Instruments

As part of the Company’s overall management of interest rate sensitivity, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at December 31, 2016 and 2015 (in thousands):

	Notional Amount		Fair Value Gain
	2016	2015	2016	2015
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$264,359	$257,023	$6,253	$6,029
Forward commitments to sell mortgage-backed securities	301,788	—	125	—
Total	$566,147	$257,023	$6,378	$6,029

	Notional Amount		Fair Value Loss
	2016	2015	2016	2015
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$—	$278,313	$—	$2

Net gains recognized on derivative instruments were $351,000, $6.0 million and $97,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Net gains on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Interest Rate Swap Agreements

In August 2011, the Company entered into an interest rate swap agreement to convert its variable rate trust preferred debentures to a fixed rate.  The agreement commenced on August 15, 2012 at a notional amount of $10.0 million and matured on October 15, 2016.  Under the terms of the agreement, the Company received interest at a variable rate equal to 2.75% over the three-month LIBOR and paid interest at a fixed rate of 4.66%.  As of December 31, 2015, the fair value of the agreement reflected losses of $126,000, which were included in other liabilities in the consolidated balance sheets.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Deposits

The following table summarizes the classification of deposits as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Noninterest-bearing demand	$562,333	$543,401
Interest-bearing:
Checking	656,248	621,925
Money market	399,851	377,654
Savings	166,910	155,778
Time	619,024	668,890
Total deposits	$2,404,366	$2,367,648

Included in time deposits are time certificates of $250,000 or more and brokered certificates of deposits of $52.9 million and $218.7 million as of December 31, 2016, respectively, and $52.2 million and $222.3 million as of December 31, 2015, respectively.

Investment securities with a carrying amount of $75.3 million and $120.2 million were pledged for public deposits at December 31, 2016 and 2015, respectively. Standby letters of credit issued by the FHLB on our behalf of $68.0 million and $8.0 million were pledged for public deposits at December 31, 2016 and 2015, respectively.

As of December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):

Amount
Year ending December 31,
2017	$334,631
2018	213,568
2019	55,837
2020	6,288
2021	8,698
Thereafter	2
Total	$619,024

Note 12 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates for each of the years ended December 31, 2016 and 2015 (in thousands):

	Repurchase Agreements
	2016	2015
Outstanding at period-end	$131,557	$107,538
Average amount outstanding	130,228	123,447
Maximum amount outstanding at any month end	168,369	147,542
Weighted average interest rate:
During period	0.23%	0.19%
End of period	0.21%	0.21%

At December 31, 2016, the Bank had federal funds lines of credit totaling $30.0 million.  These lines of credit were unused at December 31, 2016.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $140.0 million and $135.4 million at December 31, 2016 and 2015, respectively, were pledged for securities sold under agreements to repurchase.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Bank had lines of credit of $35.1 million and $62.1 million at December 31, 2016 and 2015, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $43.3 million and $76.7 million at December 31, 2016 and 2015, respectively. There were no outstanding borrowings at December 31, 2016 and 2015.

Note 13 – FHLB Advances and Other Borrowings

The following table summarizes our FHLB advances and other borrowings as of December 31, 2016 and 2015 (in thousands):

	2016	2015
FHLB advances – fixed rate, fixed term, at rates averaging 0.89% and 0.93%, respectively, at December 31, 2016 and 2015, respectively – maturing through August 2023	$237,500	$40,000
Obligations under capital leases – implicit interest rate of 1.70% – maturing through July 2018	18	178
Total FHLB advances and other borrowings	$237,518	$40,178

On December 18, 2014, the Company entered into a $14.0 million term loan agreement with another bank. The interest rate was fixed at 4.85% for the term of the loan. This loan was paid off in June 2015.

On December 31, 2014, the Company repaid $40.0 million of FHLB advances with a weighted average interest rate of 2.86% and maturity dates ranging from 2016 to 2017. As a result, the Company paid a prepayment fee of $1.7 million that was recorded as noninterest expense in the consolidated statements of income.

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial loans totaling approximately $1.18 billion and $987.4 million at December 31, 2016 and 2015, respectively.

Payments over the next five years for FHLB advances and other borrowings are as follows (in thousands):

Amount
2017	$62,514
2018	50,004
2019	—
2020	—
2021	50,000
Thereafter	75,000
Total	$237,518

Note 14 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Subordinated debt issued June 2013 – fixed interest rate of 8.25%, $8,000 maturing June 28, 2021	$—	$7,448
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	39,729	39,659
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,779	14,752
Total subordinated debt	$54,508	$61,859

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

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 15 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of December 31, 2016 and 2015 (in thousands):

	2016	2015

Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 3.74% and 3.17%, at December 31, 2016 and 2015, respectively – $3,000 maturing January 23, 2034	$1,996	$1,932
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 3.63% and 3.07% at December 31, 2016 and 2015, respectively – $10,000 maturing April 23, 2034	9,957	9,954
LSHC Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 2.71% and 2.26% at December 31, 2016 and 2015, respectively – $20,000 maturing December 31, 2036	13,141	13,001
LSHC Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 2.42% and 1.92% at December 31, 2016 and 2015, respectively – $20,000 maturing September 6, 2037	12,311	12,170
Total trust preferred debentures	$37,405	$37,057

On March 26, 2004, Midland States Preferred Securities Trust (“Midland Trust”), a statutory trust under the Delaware Statutory Trust Act, was formed by the Company. The Midland Trust issued a pool of $10.0 million of floating rate Cumulative Trust Preferred Debentures with a liquidation amount of $1,000 per security. The Company issued $10.0 million of subordinated debentures to the Midland Trust in exchange for ownership of all the common securities of the Midland Trust. The Company is not considered the primary beneficiary of this trust; therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

In conjunction with the acquisition of Grant Park Bancshares, Inc. on June 5, 2013, the Company assumed $3.0 million of subordinated debentures that were recorded at a fair value of $1.8 million at the time of acquisition. On December 19, 2003, the Grant Park Statutory Trust I (“Grant Park Trust”) issued 3,000 shares of preferred securities with a liquidation amount of $1,000 per security. Grant Park issued $3.0 million of subordinated debentures to the Grant Park Trust in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of the Grant Park Trust, therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

In conjunction with the acquisition of LSHC, the Company assumed $40.0 million of subordinated debentures that were recorded at a fair value of $26.1 million at the time of acquisition. On November 30, 2006, the Love Savings/Heartland Capital Trust III (“LSHC Trust III”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC issued $20.0 million of subordinated debentures to LSHC Trust III in exchange for ownership of all the common securities of the trust. On June 6, 2007, the Love Savings/Heartland Capital Trust IV (“LSHC Trust IV”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

issued $20.0 million of subordinated debentures to LSHC Trust IV in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of LSHC Trust III or LSHC Trust IV, therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trusts was $1.2 million and is included in other assets.

For all of the debentures mentioned above, interest is payable quarterly. The debentures and the common securities issued by each of the trusts are redeemable in whole or in part on dates each quarter at the redemption price plus interest accrued to the redemption date, as specified in the trust indenture document. The debentures are also redeemable in whole or in part from time to time upon the occurrence of “special events” defined within the indenture document. Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related debentures, and with certain exceptions, prevent the Company from declaring or paying cash distributions on common stock or debt securities that rank pari passu or junior to the subordinated debenture.

Note 16 – Income Taxes

The components of income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Federal:
Current	$1,718	$3,500	$217
Deferred	11,381	5,604	2,970
State:
Current	2,630	1,117	370
Deferred	3,160	870	1,094
Total income tax expense	$18,889	$11,091	$4,651

The Company’s income tax expense differed from the statutory federal rate of 35% for the years ended December 31, 2016, 2015 and 2014 as follows (in thousands):

	2016	2015	2014
Expected income taxes	$17,648	$12,424	$5,414
Less income tax effect of:
Tax exempt interest	(1,670)	(1,934)	(1,809)
Interest expense disallowance	33	29	38
State tax, net of federal benefit	3,132	1,292	1,540
Increase in cash surrender value of life insurance policies	(1,007)	(516)	(373)
Indemnification income	—	(311)	—
Valuation allowance	631	—	—
Other	122	107	(159)
Actual income tax expense	$18,889	$11,091	$4,651

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred tax (liabilities) assets, net in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 include the following amounts of deferred tax assets and liabilities (in thousands):

	2016	2015
Assets:
Allowance for loan losses	$5,766	$6,435
Deferred compensation	2,136	2,029
Loans acquired in FDIC assisted transactions	—	3,878
Investments acquired in FDIC assisted transactions	—	3,504
Loans	1,972	2,889
Write-down of other real estate owned	70	1,758
Tax credits	3,106	3,076
Nonaccrual interest	1,007	727
Unrealized loss on securities	387	—
Intangible assets	292	—
Stock compensation	689	268
Other, net	777	2,160
Deferred tax assets	16,202	26,724
Valuation allowance	(631)	—
Deferred tax assets, net of valuation allowance	15,571	26,724
Liabilities:
Premises and equipment	1,268	2,414
Unrealized gain on securities	—	4,061
Mortgage servicing rights	15,092	12,084
Fair value adjustment on trust preferred debentures	6,023	6,387
Federal Home Loan Bank stock dividends	227	235
Indemnification asset due from FDIC	—	(82)
Deferred loan fees, net of costs	136	103
Intangible assets	—	26
Accounting method changes	1,156	—
Other, net	267	—
Deferred tax liabilities	24,169	25,228
Deferred tax (liabilities) assets, net	$(8,598)	$1,496

At December 31, 2016 and 2015, the accumulation of prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax‑restricted retained earnings will be used in a manner that would create federal income tax liabilities.

The Company had no material federal or state net operating loss carryforwards at December 31, 2016.

The Company has a federal alternative minimum tax credit carryforward of $1.5 million that can be carried forward indefinitely.

The Company has state tax credit carryforwards of $920,000 with a five year carryforward period and expiring between 2016 and 2021. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.

We had no unrecognized tax benefits as of December 31, 2016 and 2015, and did not recognize any increase of unrecognized benefits during 2016 relative to any tax positions taken during the year.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2016 and 2015.

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. The Company has concluded, based on all available evidence, a valuation allowance is needed for the Company’s deferred tax asset related to state tax credit carryforwards.  A valuation allowance of $631,000 was established for the state tax credit carryforwards. For the

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company’s remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2013 through 2015 and for state taxing authorities are 2012 through 2015.

A company that was purchased in a recent acquisition is under examination by the state of Missouri for tax years 2012, 2013, and 2014.

Note 17 – Retirement Plans

We sponsor the Midland States Bank 401(k) Profit Sharing Plan which provides retirement benefits to substantially all of our employees. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2016, 2015 and 2014. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company matches 50% of employee contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.2 million, $1.1 million and $484,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Certain directors and executive officers participate in a deferred compensation arrangement. We match 25% of the amount deferred by directors who defer all of their director fees into a  Company stock unit account. The directors vest in the Company match at a rate of 25% per year. Distributions of amounts vested under the plan are made to participants upon their separation from service. At December 31, 2016 and 2015, the accrued liability for these arrangements totaled $3.1 million and $2.7 million, respectively, and was reflected in other liabilities in the consolidated balance sheets. Expense associated with these arrangements was $605,000, $596,000 and $519,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Distributions of $126,000, $56,000 and $115,000 were made to directors who resigned during the years ended December 31, 2016, 2015 and 2014, respectively.

In November 2015, the Company entered into a supplemental retirement agreement with its Chief Executive Officer (“CEO”). The CEO is eligible to receive supplemental retirement payments in each of 2019, 2020 and 2021 equal to 50%, 40% and 30%, respectively, of his final salary on December 31, 2018 (retirement date). A liability for these benefit payments is being accrued on a present value basis up to his retirement date using applicable risk-free interest rates. At December 31, 2016 and 2015, the accrued liability for this arrangement totaled $219,000 and $24,000, respectively, and was reflected in other liabilities in the consolidated balance sheets.

Midland participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory defined benefit pension plan for certain former employees of Heartland who have met prescribed eligibility requirements. The multiple‑employer plan operates as a single plan under Internal Revenue code 413(c) and, as a result, all of the amounts contributed by the participating institutions are maintained in the aggregate. The plan is funded based on an annual valuation performed by the plan administrator. Benefits under the plan were frozen in 2004. The funded status of the plan (market value of assets divided by funding target) was 119.53% as of July 1, 2016, the latest actuarial valuation date. Future costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits will be expensed as incurred. The minimum required contribution for these costs in 2016 and 2015 was $134,000 and $132,000, respectively.

Note 18 – Stock Based Compensation

On October 18, 2010, the board of directors approved the Midland States Bancorp, Inc. 2010 Long‑Term Incentive Plan (“2010 Incentive Plan”). The 2010 Incentive Plan was amended and restated effective February 2, 2016, which made available 2,000,000 shares (the initial 1,000,000 of which may be granted as incentive stock options) to be issued to selected employees and directors of, and service providers to, the Company or its subsidiaries. The granting of awards under this plan can be in the form of incentive stock options, non‑qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other awards. The awards are granted by the compensation committee, which is comprised of members of the board of directors. The 2010 Incentive Plan replaced all prior equity incentive plans including the Third Amendment and Restatement of the 1999 Stock Option Plan and the Omnibus Stock Ownership and Long Term Incentive Plan.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of each grant is estimated at the grant date using the Black‑Scholes option‑pricing model with the following weighted average assumptions:

	2016		2015		2014
Dividend yield	3.00%		3.14%		3.36%
Expected volatility	16.98		16.94		21.80
Risk free interest rate	1.64		1.93		1.90
Expected life	6.25	years	6.25	years	6.25	years

The summary of our stock option activity during the years ended December 31, 2016 and 2015 is as follows:

	2016				2015
			Weighted				Weighted
		Weighted	average			Weighted	average
		average	remaining			average	remaining
		exercise	contractual			exercise	contractual
	Shares	price	life		Shares	price	life
Options outstanding, beginning of year	1,233,606	$17.52			1,115,841	$16.57
Options granted	182,118	26.15			176,093	22.81
Options exercised	(66,024)	16.01			(39,448)	14.15
Options forfeited	(30,441)	20.15			(18,880)	18.00
Options outstanding, end of year	1,319,259	$18.73	6.3	years	1,233,606	$17.52	6.8	years
Options exercisable	729,483	$16.37	4.6	years	667,808	$15.68	5.0	years
Options vested and expected to vest	1,245,713	$18.56	6.2	years	1,158,706	$17.37	6.6	years

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2016 was $23.0 million and $14.5 million, respectively. As of December 31, 2016, there was $1.2 million of total unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under our stock option plans. This cost is expected to be recognized over a period of 2.5 years. The weighted average fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $2.94,  $2.55 and $2.75, respectively.

The total intrinsic value and cash received from options exercised under all share‑based payment arrangements was $971,000 and $890,000, respectively, for the year ended December 31, 2016, $299,000 and $558,000, respectively, for the year ended December 31, 2015, and $32,000 and $74,000, respectively for the year ended December 31, 2014.

The following table summarizes information about the Company’s nonvested stock option activity for 2016:

		Weighted
		average
		grant date
Stock Options	Shares	fair value
Nonvested at December 31, 2015	565,798	$2.61
Granted	182,118	2.94
Vested	(132,184)	2.41
Forfeited	(25,956)	2.18
Nonvested at December 31, 2016	589,776	$2.73

In 2016 and 2015, the Company granted 63,728 and 21,789 shares of restricted stock awards, respectively. These awards have a vesting period of four years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Also, in 2016 and 2015, the Company granted 7,048 and 7,596 restricted stock unit awards, respectively, that may be settled in cash or stock, at the election of the recipient. These awards have a vesting period of two years and three years, respectively. They are classified as a liability and measured at each financial reporting date until settlement of the award.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

		Weighted
		average
	Number	grant date
	outstanding	fair value
Nonvested at December 31, 2015	73,147	$20.21
Granted during the year	70,776	27.38
Vested during the year	(29,849)	19.14
Forfeited during the year	(5,427)	20.36
Nonvested at December 31, 2016	108,647	$25.16

As of December 31, 2016, there was $2.8 million of total unrecognized compensation cost related to the nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.4 years.

The weighted average grant date fair value for restricted stock awards was $27.38,  $22.95 and $20.87 during the years ended December 31, 2016, 2015 and 2014, respectively.

Compensation cost that has been charged against income for these plans was $1.1 million, $940,000 and $708,000 for 2016, 2015 and 2014, respectively.

Note 19 – Preferred Stock

In 2009, the Company issued $23.6 million of Series C preferred stock through a private placement to qualified accredited investors. The stock paid noncumulative dividends semiannually at a rate of 9% per year. On June 26, 2014, the Company exercised its right and converted all of the 2,360 shares of Series C preferred stock into 2,008,543 shares of common stock.

In 2010, the Company issued $23.8 million of Series D preferred stock through a private placement to qualified accredited investors. The stock paid noncumulative dividends semiannually at a rate of 9% per year. In 2011, the Company initiated the repurchase of its Series D preferred stock pursuant to an optional repurchase offer which ended on June 20, 2011. Out of an aggregate 2,377 shares of Series D preferred stock that were originally issued, holders of 130 shares accepted the offer. The repurchase transaction, which was fulfilled on August 31, 2011, totaled $1.3 million based on the original redemption amount of $10,000 per share.

In 2011, the Company issued $6.3 million of Series E preferred stock through the exchange of the corresponding principal amount of the May 2009 convertible subordinated debt. The stock paid noncumulative dividends semiannually at a rate of 9% per year.

In 2011, the Company issued $5.0 million of Series F preferred stock through the exchange of the corresponding principal amount of the March 2010 convertible subordinated debt. The stock paid noncumulative dividends semiannually at a rate of 9% per year.

To further facilitate the acquisition of LSHC, as previously discussed in Note 2 to the consolidated financial statements, all holders of the Company’s outstanding Series D, E, and F preferred stock voluntarily agreed during the fourth quarter of 2013 to convert their preferred holdings into shares of the Company’s common stock at the stated conversion rates, as adjusted, for each series. Preferred shareholders concurrently made an election to receive the amount of any unpaid dividends that would have been payable through the applicable call dates with respect to their preferred shares, at the holders’ option, in the form of either cash or additional common stock. In conjunction with the acquisition of LSHC on December 31, 2014, all of the 3,377 shares of Series D, E and F preferred stock were converted into 1,807,369 shares of common stock. An additional 138,239 shares of common stock were issued to preferred shareholders who elected to receive some or all of their unpaid dividends in the form of additional common stock, while $0.4 million was accrued for those who elected to receive some or all of their unpaid dividends in cash.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock), convertible preferred stock and convertible subordinated debt. Presented below are the calculations for basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except for share and per share data):

	2016	2015	2014
Net income	$31,542	$24,324	$10,816
Preferred stock dividends	—	—	(7,601)
Net income available to common equity	31,542	24,324	3,215
Common shareholder dividends	(9,797)	(7,642)	(3,465)
Unvested restricted stock award dividends	(56)	(50)	(47)
Undistributed earnings to unvested restricted stock awards	(110)	(108)	—
Undistributed earnings to common shareholders	$21,579	$16,524	$(297)
Basic
Distributed earnings to common shareholders	$9,797	$7,642	$3,465
Undistributed earnings to common shareholders	21,579	16,524	(297)
Total common shareholders earnings, basic	$31,376	$24,166	$3,168
Diluted
Distributed earnings to common shareholders	$9,797	$7,642	$3,465
Undistributed earnings to common shareholders	21,579	16,524	(297)
Total common shareholders earnings	31,376	24,166	3,168
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	2	2	—
Total common shareholders earnings, diluted	$31,378	$24,168	$3,168
Weighted average common shares outstanding, basic	14,130,552	11,902,455	5,945,615
Options and warrants	298,287	209,948	79,839
Weighted average common shares outstanding, diluted	14,428,839	12,112,403	6,025,454
Basic earnings per common share	$2.22	$2.03	$0.53
Diluted earnings per common share	2.17	2.00	0.53

Note 21 – Capital Requirements

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

In July 2013, the federal bank regulators approved final rules implementing the Basel Committee on Banking Supervision’s capital adequacy guidelines (the “Basel III Rule”), as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which were effective January 1, 2015. Under the Basel III Rule, minimum requirements increased for both the quantity and quality of capital held by the Company. The

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

rules included a new Common equity tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The Basel III Rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, which is 0.625% beginning January 1, 2016 and increases by 0.625% each subsequent year until it reaches its final level of 2.5% on January 1, 2019.

The minimum required ratios under the Basel III Rule for well-capitalized banks (under prompt corrective action provisions) are 6.5% for Common equity tier 1 capital, 8.0% for Tier 1 capital, 10.0% for Total capital and 5.0% for Tier 1 leverage capital. These thresholds were effective January 1, 2015.

As of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

At December 31, 2016 and 2015, the Company’s and the Bank’s actual and required capital ratios were as follows (dollars in thousands):

	2016
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$374,955	13.85%	$216,612	8.00%	N/A	N/A
Midland States Bank	329,759	12.17	216,773	8.00	$270,966	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	305,283	11.27%	162,459	6.00%	N/A	N/A
Midland States Bank	314,595	11.61	162,580	6.00	216,773	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	253,273	9.35%	121,844	4.50%	N/A	N/A
Midland States Bank	314,595	11.61	121,935	4.50	176,128	6.50%
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	305,283	9.76%	125,076	4.00%	N/A	N/A
Midland States Bank	314,595	10.05	125,271	4.00	156,589	5.00%

	2015
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$288,958	11.82%	$195,550	8.00%	N/A	N/A
Midland States Bank	270,436	11.06	195,702	8.00	$244,628	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	210,614	8.62%	146,662	6.00%	N/A	N/A
Midland States Bank	254,228	10.39	146,777	6.00	195,702	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	158,969	6.50%	109,997	4.50%	N/A	N/A
Midland States Bank	254,228	10.39	110,082	4.50	159,008	6.50%
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	210,614	7.49%	112,500	4.00%	N/A	N/A
Midland States Bank	254,228	9.01	112,827	4.00	141,034	5.00%

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 22 – Fair Value of Financial Instruments

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of December 31, 2016 and 2015, are summarized below (in thousands):

	2016
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$75,901	$75,901	$—	$—
Government sponsored entity debt securities	7,688	—	7,688	—
Agency mortgage-backed securities	90,070	—	90,070	—
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,274	—	25,274	—
Corporate securities	47,405	—	39,925	7,480
Loans held for sale	70,565	—	70,565	—
Interest rate lock commitments	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	—	125	—
Total	$323,282	$75,901	$239,900	$7,481
Liabilities
None

Assets measured at fair value on a non-recurring basis:
Impaired loans	$10,202	$—	$6,635	$3,567
Other real estate owned	165	—	165	—
Assets held for sale	1,550	—	1,550	—

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table presents losses recognized on assets measured on a non‑recurring basis for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Impaired loans	$2,459	$1,589
Other real estate owned	247	114
Assets held for sale	1,646	—
Total loss on assets measured on a nonrecurring basis	$4,352	$1,703

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 (in thousands):

		Non-Agency
	Corporate	Mortgage-Backed
	Securities	Securities
Balance, beginning of period	$—	$—
Transferred from Level 2	6,749	2
Transferred to Level 2	(2,000)	—
Purchases of investment securities recognized as Level 3	3,000	—
Total realized in earnings (1)	343	—
Total unrealized in other comprehensive income	(305)	—
Net settlements (principal and interest)	(307)	(1)
Balance, end of period	$7,480	$1

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015 (in thousands).

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

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of December 31, 2016 and 2015 (in thousands):

	2016
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
			assets	inputs	inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$189,543	$189,543	$189,543	$—	$—
Federal funds sold	1,173	1,173	1,173	—	—
Investment securities available for sale	246,339	246,339	75,901	162,957	7,481
Investment securities held to maturity	78,672	81,952	—	81,952	—
Nonmarketable equity securities	19,485	19,485	—	19,485	—
Loans, net	2,305,114	2,305,206	—	—	2,305,206
Loans held for sale	70,565	70,565	—	70,565	—
Accrued interest receivable	8,202	8,202	—	8,202	—
Interest rate lock commitments	6,253	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	125	—	125	—
Liabilities
Deposits	$2,404,366	$2,404,231	$—	$2,404,231	$—
Short-term borrowings	131,557	131,557	—	131,557	—
FHLB and other borrowings	237,518	236,736	—	236,736	—
Subordinated debt	54,508	49,692	—	49,692	—
Trust preferred debentures	37,405	33,054	—	33,054	—
Accrued interest payable	1,045	1,045	—	1,045	—

	2015
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
			assets	inputs	inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$211,976	$211,976	$211,976	$—	$—
Federal funds sold	499	499	499	—	—
Investment securities available for sale	236,627	236,627	48,302	188,325	—
Investment securities held to maturity	87,521	92,816	—	92,816	—
Nonmarketable equity securities	15,472	15,472	—	15,472	—
Loans, net	1,979,601	1,992,745	—	—	1,992,745
Loans held for sale	54,413	54,413	—	54,413	—
Accrued interest receivable	7,697	7,697	—	7,697	—
Interest rate lock commitments	6,029	6,029	—	6,029	—
Liabilities
Deposits	$2,367,648	$2,371,397	$—	$2,371,397	$—
Short-term borrowings	107,538	107,538	—	107,538	—
FHLB and other borrowings	40,178	40,054	—	40,054	—
Subordinated debt	61,859	58,198	—	58,198	—
Trust preferred debentures	37,057	33,537	—	33,537	—
Accrued interest payable	979	979	—	979	—
Forward commitments to sell mortgage-backed securities	2	2	—	2	—
Interest rate swap agreement	126	126	—	126	—

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825):

Cash and due from banks and federal funds sold.  The carrying amounts are assumed to be the fair value because of the liquidity of these instruments.

Investment securities available for sale.  Investment securities available for sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on investment securities available for sale are reported as a component of accumulated other comprehensive income in the consolidated balance sheets.

For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). In determining the fair value of investment securities available for sale categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The broker‑dealer uses observable market information to value our fixed income securities, with the primary source being a nationally recognized pricing service. The fair value of the municipal securities is based on a proprietary model maintained by the broker‑dealer. We review all of the broker‑dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During the year ended December 31, 2016, $6.7 million of corporate securities and $2,000 of non-agency mortgage backed securities were transferred from Level 2 to Level 3 because observable market inputs were not available and the securities were not actively traded; therefore, the fair value was determined utilizing third-party valuation services through consensus pricing.

Corporate securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. The significant unobservable input used in the fair value measurement of Level 3 corporate securities is net market price (range of -2.5% to 2.5%; weighted average of 1.5%). Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Net market price generally increases when market interest rates decline and declines when market interest rates increase.

During the year ended December 31, 2016, $2.0 million of corporate securities were transferred from Level 3 to Level 2 because a more liquid market for these securities had developed and prices supported by observable market inputs had become available.

Non-agency mortgage backed securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. The significant unobservable input used in the fair value measurement of Level 3 non-agency mortgage-backed securities is net market price (range of -5.0% to 5.0%; weighted average was not available.) Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Net market price generally increases when market interest rates decline and declines when market interest rates increase.

During the year ended December 31, 2015, $55.9 million of covered non-agency mortgage-backed securities were transferred from Level 3 to Level 2 because a more liquid market for these securities had developed and prices supported by observable market inputs had become available.

During the years ended December 31, 2016 and 2015, we recorded $824,000 and $461,000, respectively, of OTTI, net of applicable loss-share reimbursements, on non-agency mortgage‑backed securities previously covered by FDIC loss-sharing agreements.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment securities held to maturity.  Investment securities held to maturity are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts.

For investment securities held to maturity where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). In determining the fair value of investment securities held to maturity categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The fair value of the municipal securities is based on a proprietary model maintained by the broker‑dealer. We review all of the broker‑dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace, and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Nonmarketable equity securities.  The carrying amounts approximate their fair values.

Loans.  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans have to be sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimated market discount rates used for performing fixed rate loans are the Company’s current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans. The method of estimating fair value does not incorporate the exit‑price concept of fair value prescribed by ASC Topic 820.

Impaired loans.  Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. The loan balances shown in the above tables represent nonaccrual and restructured loans for which impairment was recognized during the years ended December 31, 2016 and 2015. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during those same years.

Loans held for sale.  Loans held for sale are carried at fair value, determined individually, as of the balance sheet date.  Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market.

Other real estate owned.  The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets held for sale.  Assets held for sale represent the fair value of the banking facilities that are expected to be sold as a result of the branch network optimization plan that was announced in November 2016, as further discussed in Note 7 to the consolidated financial statements. The fair value of the assets held for sale was based on estimated market prices from independently prepared current appraisals. Such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis.

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

Derivative financial instruments.  The Company enters into interest rate lock commitments which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. These commitments are carried at fair value in other assets on the consolidated balance sheet with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale. These commitments are carried at fair value in other assets or other liabilities on the consolidated balance sheets with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. The interest rate swap agreement, which matured in October 2016 as discussed in Note 10 to the consolidated financial statements, was carried at fair value on a recurring basis based upon the amounts required to settle the contracts.

Note 23 – Commitments, Contingencies and Credit Risk

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal actions, which are not reflected in the consolidated financial statements. No material losses are anticipated as a result of these actions or claims.

We are obligated under noncancelable operating leases for office space and other commitments. Certain leases contain escalation clauses providing for increased rental payments based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases included in occupancy and equipment expense was approximately $2.4 million, $2.4 million and $460,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The projected minimum rental payments under the terms of the leases as of December 31, 2016 are as follows (in thousands):

Amount
Year ending December 31:
2017	$2,415
2018	2,248
2019	2,023
2020	1,919
2021	1,832
Thereafter	5,122
Total estimated lease payments	$15,559

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Commitments to extend credit	$483,345	$495,506
Financial guarantees – standby letters of credit	89,233	31,029

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2016 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $83,000, $63,000 and $86,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The liability for unresolved repurchase demands totaled $329,000 and $378,000 at December 31, 2016 and 2015, respectively.

In 2015, the Company recorded a loss contingency liability related to a Love Funding legal dispute with a former employee. The claim was expressly covered by the indemnities received by the Company pursuant to the terms of certain agreements associated with the acquisition of LSHC and as a result, a corresponding indemnification asset was recorded. As of December 31, 2015, the loss contingency liability was $1.2  million and the corresponding indemnification asset, net of the loss contingency tax benefit, was $890,000, which were included in other liabilities and other assets, respectively, in the 2015 consolidated balance sheet. In the first quarter of 2016, the legal dispute with the former employee was resolved, and there are no outstanding loss contingency liabilities or indemnification assets related to this matter.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 24 – Segment Information

Our business segments are defined as Banking, Commercial FHA Origination and Servicing, and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment leasing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The commercial FHA origination and servicing segment provides for the origination and servicing of government sponsored mortgages for multifamily and healthcare facilities. The other segment includes the operating results of the parent company, our wealth management business unit, our captive insurance business unit, and the elimination of intercompany transactions. Wealth management activities consist of trust and fiduciary services, brokerage and retirement planning services.

Selected business segment financial information as of and for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
December 31, 2016
Net interest income (expense)	$109,950	$1,003	$(5,699)	$105,254
Provision for loan losses	5,591	—	—	5,591
Noninterest income	47,646	22,979	1,432	72,057
Noninterest expense	100,062	15,104	6,132	121,298
Income (loss) before income taxes (benefit)	51,943	8,878	(10,399)	50,422
Income taxes (benefit)	17,129	3,332	(1,572)	18,889
Net income (loss)	$34,814	$5,546	$(8,827)	$31,533
Total assets	$3,225,765	$129,943	$(121,985)	$3,233,723

December 31, 2015
Net interest income (expense)	$107,825	$1,762	$(4,680)	$104,907
Provision for loan losses	11,127	—	—	11,127
Noninterest income	34,751	20,148	4,583	59,482
Noninterest expense	95,712	16,232	5,820	117,764
Income (loss) before income taxes (benefit)	35,737	5,678	(5,917)	35,498
Income taxes (benefit)	10,626	2,271	(1,806)	11,091
Net income (loss)	$25,111	$3,407	$(4,111)	$24,407
Total assets	$2,886,539	$89,242	$(90,957)	$2,884,824

December 31, 2014
Net interest income (expense)	$66,449	$—	$(1,851)	$64,598
Provision for loan losses	92	—	—	92
Noninterest income	13,343	—	7,098	20,441
Noninterest expense	63,351	—	6,129	69,480
Income (loss) before income taxes (benefit)	16,349	—	(882)	15,467
Income taxes (benefit)	5,181	—	(530)	4,651
Net income (loss)	$11,168	$—	$(352)	$10,816
Total assets	$2,710,476	$119,649	$(153,511)	$2,676,614

Note 25 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new branch facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the years ended December 31, 2016, 2015 and 2014, the Company paid $161,000, $1.8 million and $306,000, respectively, for work on various projects.

A member of our board of directors has an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities. During the years ended December 31, 2016 and 2015, the Company paid rent on these properties of $706,000 and $693,000, respectively.

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 26 – Parent Company Only Financial Information

The following tables present condensed financial information for Midland States Bancorp, Inc.

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2016	2015
Assets:
Cash	$38,803	$8,318
Investment in common stock of subsidiaries	380,474	325,682
Accrued income taxes receivable	17	2,657
Other assets	2,047	3,644
Total assets	$421,341	$340,301
Liabilities:
Subordinated debt	$54,508	$61,859
Trust preferred debentures	37,405	37,057
Deferred tax liabilities, net	5,037	5,087
Other liabilities	2,621	3,418
Total liabilities	99,571	107,421
Shareholders’ equity	321,770	232,880
Total liabilities and shareholders’ equity	$421,341	$340,301

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2016	2015	2014
Dividends from subsidiaries	$—	$14,500	$13,600
Other income	428	1,070	—
Interest expense	(5,699)	(4,680)	(1,851)
Other expense	(1,130)	(132)	(60)
(Loss) income before income taxes and equity in undistributed income (loss) of subsidiaries	(6,401)	10,758	11,689
Equity in undistributed income (loss) of subsidiaries	36,256	11,760	(1,403)
Income before income taxes	29,855	22,518	10,286
Income tax benefit	1,687	1,806	530
Net income	$31,542	$24,324	$10,816

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$31,542	$24,324	$10,816
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(36,256)	(11,760)	1,403
Amortization of restricted stock awards	555	517	468
Compensation expense for stock option grants	492	413	240
Change in other assets	4,237	(3,559)	576
Change in other liabilities	225	(8,426)	(1,065)
Net cash provided by operating activities	795	1,509	12,438
Cash flows from investing activities:
Net cash acquired in acquisition	—	(20,053)	1,500
Capital injection to subsidiaries	(25,250)	(30,000)	—
Net cash (used in) provided by investing activities	(25,250)	(50,053)	1,500
Cash flows from financing activities:
Payment made on subordinated debt	(8,000)	—	—
Proceeds from issuance of subordinated debt, net of issuance costs	—	55,325	—
Proceeds from other borrowings	—	—	14,000
Payments made on other borrowings	—	(14,000)	(15,938)
Cash dividends paid on common stock	(9,853)	(7,692)	(3,512)
Cash dividends paid on preferred stock	—	—	(4,254)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	71,475	—	—
Proceeds from issuance of common stock under employee benefit plans	1,318	470	215
Net cash provided by (used in) financing activities	54,940	34,103	(9,489)
Net increase (decrease) in cash	30,485	(14,441)	4,449
Cash:
Beginning of year	8,318	22,759	18,310
End of year	$38,803	$8,318	$22,759
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series C preferred stock into common stock	$—	$—	$23,600
Conversion of Series D preferred stock into common stock	—	—	22,470
Conversion of Series E preferred stock into common stock	—	—	6,300
Conversion of Series F preferred stock into common stock	—	—	5,000
Issuance of common stock for preferred dividends	—	—	2,903
Cash portion of merger consideration accrued for at year-end	—	—	20,053
Issuance of common stock for private placement	—	—	16,156

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 27 – Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2016 and 2015 (in thousands, except for per share data):

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$27,967	$32,115	$31,186	$29,981
Interest expense	3,926	4,126	3,921	4,022
Net interest income	24,041	27,989	27,265	25,959
Provision for loan losses	1,125	629	1,392	2,445
Net interest income after provision for loan losses	22,916	27,360	25,873	23,514
Noninterest income	12,618	14,016	14,937	30,486
Noninterest expense	27,639	30,903	28,663	34,093
Income before income taxes	7,895	10,473	12,147	19,907
Income taxes	2,777	3,683	4,102	8,327
Net income	5,118	6,790	8,045	11,580
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(1)	1	(6)	(3)
Net income attributable to Midland States Bancorp, Inc.	$5,119	$6,789	$8,051	$11,583
Per common share data:
Basic earnings per common share	$0.43	$0.51	$0.51	$0.74
Diluted earnings per common share	0.42	0.50	0.51	0.72

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$27,305	$31,242	$28,949	$30,300
Interest expense	2,604	2,925	3,512	3,848
Net interest income	24,701	28,317	25,437	26,452
Provision for loan losses	997	2,379	6,699	1,052
Net interest income after provision for loan losses	23,704	25,938	18,738	25,400
Noninterest income	18,022	14,197	14,464	12,799
Noninterest expense	31,546	30,703	27,823	27,692
Income before income taxes	10,180	9,432	5,379	10,507
Income taxes	3,590	2,762	1,928	2,811
Net income	6,590	6,670	3,451	7,696
Less: net income attributable to noncontrolling interest in subsidiaries	59	17	6	1
Net income attributable to Midland States Bancorp, Inc.	$6,531	$6,653	$3,445	$7,695
Per common share data:
Basic earnings per common share	$0.55	$0.56	$0.29	$0.64
Diluted earnings per common share	0.54	0.55	0.28	0.63

Note 28 – Subsequent Events

On January 26, 2017, the Company announced that it had entered into a definitive agreement to acquire Centrue Financial Corporation (“Centrue”) for estimated total consideration of $175.1 million, or $26.75 per share of Centrue common stock. Centrue, the parent company of Centrue Bank, is headquartered in Ottawa, Illinois, and operates 20 full-service banking centers located principally in northern Illinois. As of December 31, 2016, Centrue had total assets of $977.8 million, net loans of $676.9 million and total deposits of $740.0 million. Under the terms of the definitive agreement, upon consummation of the transaction, holders of Centrue common stock will have the right to receive a fixed exchange ratio of 0.7604 shares of the Company’s common stock, $26.75 in cash, or a combination of cash and stock for each share of Centrue common stock they own, subject to proration so that, in the aggregate, 65% of Centrue’s common stock is exchanged for Company common stock and 35% of Centrue’s common stock is exchanged for cash, and subject to potential adjustment based on Centrue’s adjusted stockholders’ equity at closing.  Based on an assumed value of $35.18 per share of Midland common stock, the Company estimates the value of the total consideration will be $175.1 million, although the actual value of the total consideration will be higher or lower to the extent the trading price of Company common stock at closing differs from $35.18 per share. For purposes of determining the exchange ratio, the transaction utilizes the Company’s 10-day volume-weighted average stock price through January 13, 2017, or $35.18 per

MIDLAND STATES BANKCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

share.  In addition, holders of Centrue preferred stock will have the right to receive newly issued shares of the Company’s preferred stock having similar terms. The transaction is expected to close in mid-2017, subject to regulatory approvals, the approval of Centrue’s and the Company’s shareholders, and the satisfaction of customary closing conditions.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A – Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of internal control over financial reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B –  Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2017 annual meeting of shareholders to be filed within 120 days after December 31, 2016, which is incorporated herein by reference.

Item 11 – Executive Compensation

This information can be found in the sections titled “Executive Compensation” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2017 annual meeting of shareholders to be filed within 120 days after December 31, 2016, which is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2016. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 18 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	1,209,701	$17.79	1,707
Equity compensation plans not approved by shareholders (3)	121,696	28.59	829,811
Total	1,331,397	$18.73	831,518

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)

Column (a) includes outstanding stock options and restricted stock units granted from the Third Amendment and Restatement Midland States Bancorp, Inc. 1999 Stock Option Plan, the Midland States Bancorp, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, and the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan. Column (c) reflects the remaining share reserve under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan attributable to the initial 1,000,000 shares reserved for issuance.

(3)

Column (a) includes outstanding stock options and restricted stock units granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement. Column (c) reflects the remaining share reserve under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan attributable to the additional 1,000,000 shares reserved for issuance pursuant to the February 2, 2016 amendment and restatement.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2017 annual meeting of shareholders to be filed within 120 days after December 31, 2016, which is incorporated herein by reference.

Item 13 –Certain Relationships and Related Transactions, and Director Independence

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2017 annual meeting of shareholders to be filed within 120 days after December 31, 2016, which is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

This information can be found in the section titled “Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2017 annual meeting of shareholders to be filed within 120 days after December 31, 2016, which is incorporated herein by reference.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(b)	The exhibits filed as part of this report and exhibits incorporated by reference to other documents are listed in the Index to Exhibits (pages 140 through 143).

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: March 10, 2017	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	John M. Schultz	Chairman of the Board of Directors	March 10, 2017
John M. Schultz

/s/	Leon J. Holschbach	Director, Vice Chairman, President and	March 10, 2017
	Leon J. Holschbach	Chief Executive Officer
(Principal Executive Officer)

/s/	Kevin L. Thompson	Chief Financial Officer	March 10, 2017
	Kevin L. Thompson	(Principal Financial and Accounting Officer)

/s/	Deborah A. Golden	Director	March 10, 2017
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	March 10, 2017
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	March 10, 2017
Jeffrey M. McDonnell

/s/	Dwight A. Miller	Director	March 10, 2017
Dwight A. Miller

/s/	Richard T. Ramos	Director	March 10, 2017
Richard T. Ramos

/s/	Laurence A. Schiffer	Director	March 10, 2017
Laurence A. Schiffer

/s/	Robert F. Schultz	Director	March 10, 2017
Robert F. Schultz

/s/	Thomas D. Shaw	Director	March 10, 2017
Thomas D. Shaw

/s/	Jeffrey C. Smith	Director	March 10, 2017
Jeffrey C. Smith

Index to Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of January 26, 2017, by and among Midland States Bancorp, Inc., Sentinel Acquisition, LLC and Centrue Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2017).†

2.2

Agreement and Plan of Merger, dated April 7, 2014, among Midland States Bancorp, Inc., HB Acquisition LLC and Love Savings Holding Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).†

2.3

Amendment to Agreement and Plan of Merger, dated November 6, 2014, among Midland States Bancorp, Inc., HB Acquisition LLC and Love Savings Holding Company (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

3.1

Articles of Incorporation of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

3.2	By-laws of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

4.1

Specimen common stock certificate of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

4.2

Stock Purchase Warrant of Midland States Bancorp, Inc., issued March 25, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1

Registration Rights Agreement, dated January 18, 2011, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust (as amended by the Amendment Agreement, dated May 11, 2011, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust, included as Exhibit 10.2, and by Amendment No. 2 to Registration Rights Agreement, dated December 10, 2013, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust, included as Exhibit 10.3) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.2

Amendment Agreement, dated May 11, 2011, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.3

Amendment No. 2 to Registration Rights Agreement, dated December 10, 2013, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.4*

Transitional Employment Agreement, dated November 16, 2015, between Midland States Bancorp, Inc., Midland States Bank and Leon J. Holschbach (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.5*

Employment Agreement, dated as of December 1, 2010, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.6*

Amendment No. 1 to Employment Agreement, dated as of February 2, 2016, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.7*

Employment Agreement, dated as of December 1, 2010, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.8*

Midland States Bancorp, Inc. Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.9*

Third Amendment and Restatement of Midland States Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.10*

Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.11*

Deferred Compensation Plan for Directors and Executives of Midland States Bancorp, Inc. (as amended and restated effective December 31, 2015) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.12*

Form of Incentive Stock Option Award Terms under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.13*

Form of Non-Qualified Stock Option Award Terms under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.14*

Form of Restricted Stock Unit Award Terms under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.15*

Form of Restricted Stock Award Terms under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.16*

Midland States Bancorp, Inc. Management Incentive Program (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.17*

Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (amended May 3, 2016), as amended  (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.18

Registration Rights Agreement, dated April 7, 2014, among Midland States Bancorp, Inc., Love Group, LLC, Love Real Estate Company, Bank of America and Andrew S. Love, Jr., as Trustees U/T/W of Andrew Sproule Love FBO Andrew Sproule Love, Jr., Love Investment Company, Andrew Sproule Love, Jr., as Trustee of The Love Family Charitable Trust, Andrew S. Love, Jr., Laurence A. Schiffer, James S. McDonnell III, and John F. McDonnell (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.19*	Employment Agreement, dated as of November 7, 2016, between Midland States Bancorp, Inc., Midland States Bank and Kevin L. Thompson – filed herewith.

10.20

Noncompetition Agreement, dated April 7, 2014, between Midland States Bancorp, Inc. and Andrew S. Love, Jr. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.21

Noncompetition Agreement, dated April 7, 2014, between Midland States Bancorp, Inc. and Laurence A. Schiffer (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.22

Shareholders' Agreement, dated April 7, 2014, among Midland States Bancorp, Inc., Love Group, LLC, Love Real Estate Company, Bank of America and Andrew S. Love, Jr., as Trustees U/T/W of Andrew Sproule Love FBO Andrew Sproule Love, Jr., Love Investment Company, Andrew Sproule Love, Jr., as Trustee of The Love Family Charitable Trust and Andrew S. Love, Jr. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.23

Shareholders' Agreement, dated April 7, 2014, among Midland States Bancorp, Inc., James S. McDonnell III, and John F. McDonnell (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.24*

Supplemental Retirement Benefit Agreement, effective November 16, 2015, by and between Midland States Bancorp, Inc. and Leon J. Holschbach (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.25

Voting and Support Agreement, dated as of January 26, 2017, by and among Midland States Bancorp, Inc., Sentinel Acquisition, LLC and the Principal Stockholders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2017).

10.26

First Amendment to the Deferred Compensation Plan for Directors and Executives of Midland States Bancorp, Inc. (as amended and restated effective December 31, 2015) dated August 15, 2016 – filed herewith.

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

23.1	Consent of KPMG LLP – filed herewith.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

*  Management contract or compensatory plan or arrangement

†  Schedules and/or exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.