Form 10-Q
period 2017-03-31
Midland States Bancorp, Inc.
filed 2017-05-10
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of April 30, 2017, the Registrant had 15,789,002 shares of outstanding common stock, $0.01 par value.

MIDLAND  STATES  BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and due from banks	$217,658	$189,543
Federal funds sold	438	1,173
Cash and cash equivalents	218,096	190,716
Investment securities available for sale, at fair value	259,332	246,339
Investment securities held to maturity, at amortized cost (fair value of $79,900 and $81,952 at March 31, 2017 and December 31, 2016, respectively)	76,276	78,672
Loans	2,454,950	2,319,976
Allowance for loan losses	(15,805)	(14,862)
Total loans, net	2,439,145	2,305,114
Loans held for sale, at fair value	39,900	70,565
Premises and equipment, net	66,914	66,692
Other real estate owned	3,680	3,560
Nonmarketable equity securities	20,047	19,485
Accrued interest receivable	7,763	8,202
Mortgage servicing rights, at lower of cost or market	68,557	68,008
Intangible assets	8,633	7,187
Goodwill	50,807	48,836
Cash surrender value of life insurance policies	74,806	74,226
Accrued income taxes receivable	2,928	5,862
Other assets	36,693	40,259
Total assets	$3,373,577	$3,233,723
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$528,021	$562,333
Interest-bearing	1,999,455	1,842,033
Total deposits	2,527,476	2,404,366
Short-term borrowings	124,035	131,557
FHLB advances and other borrowings	250,353	237,518
Subordinated debt	54,532	54,508
Trust preferred debentures	37,496	37,405
Accrued interest payable	1,985	1,045
Deferred tax liabilities, net	8,860	8,598
Other liabilities	34,507	36,956
Total liabilities	3,039,244	2,911,953

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 15,780,651 and 15,483,499 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	158	155
Capital surplus	216,498	209,712
Retained earnings	117,874	112,513
Accumulated other comprehensive loss	(197)	(610)
Total shareholders’ equity	334,333	321,770
Total liabilities and shareholders’ equity	$3,373,577	$3,233,723

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans:
Taxable	$28,842	$23,541
Tax exempt	317	323
Investment securities:
Taxable	1,457	2,902
Tax exempt	912	921
Federal funds sold and cash investments	311	280
Total interest income	31,839	27,967
Interest expense:
Deposits	2,386	2,222
Short-term borrowings	80	68
FHLB advances and other borrowings	566	136
Subordinated debt	873	1,057
Trust preferred debentures	473	443
Total interest expense	4,378	3,926
Net interest income	27,461	24,041
Provision for loan losses	1,533	1,125
Net interest income after provision for loan losses	25,928	22,916
Noninterest income:
Commercial FHA revenue	6,695	6,562
Residential mortgage banking revenue	2,916	1,121
Wealth management revenue	2,872	1,785
Service charges on deposit accounts	892	907
Interchange revenue	977	964
Gain on sales of investment securities, net	67	204
Other-than-temporary impairment on investment securities	—	(824)
Gain (loss) on sales of other real estate owned	36	(4)
Other income	1,875	1,903
Total noninterest income	16,330	12,618
Noninterest expense:
Salaries and employee benefits	17,115	15,387
Occupancy and equipment	3,184	3,310
Data processing	2,796	2,620
FDIC insurance	370	463
Professional	2,992	1,701
Marketing	642	643
Communications	546	516
Loan expense	420	486
Other real estate owned	412	152
Amortization of intangible assets	525	580
Other expense	1,783	1,780
Total noninterest expense	30,785	27,638
Income before income taxes	11,473	7,896
Income taxes	2,983	2,777
Net income	$8,490	$5,119
Per common share data:
Basic earnings per common share	$0.54	$0.43
Diluted earnings per common share	$0.52	$0.42
Weighted average common shares outstanding	15,736,412	11,957,381
Weighted average diluted common shares outstanding	16,351,637	12,229,293

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$8,490	$5,119
Other comprehensive income:
Investment securities available for sale:
Unrealized gains that occurred during the period	768	3,739
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(67)	(204)
Income tax effect	(273)	(1,423)
Change in investment securities available for sale, net of tax	428	2,112
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	(25)	(26)
Income tax effect	10	10
Change in investment securities held to maturity, net of tax	(15)	(16)
Cash flow hedges:
Change in fair value of interest rate swap	—	30
Income tax effect	—	(12)
Change in cash flow hedges, net of tax	—	18
Other comprehensive income, net of tax	413	2,114
Total comprehensive income	$8,903	$7,233

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(dollars in thousands, except per share data)

				Accumulated
				other	Total
	Common	Capital	Retained	comprehensive	shareholders'
	stock	surplus	earnings	(loss) income	equity
Balances, December 31, 2016	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	8,490	—	8,490
Compensation expense for stock option grants	—	132	—	—	132
Amortization of restricted stock awards	—	189	—	—	189
Common dividends declared ($0.20 per share)	—	—	(3,129)	—	(3,129)
Acquisition of CedarPoint Investment Advisors, Inc.	1	3,712			3,713
Issuance of common stock under employee benefit plans	2	2,753	—	—	2,755
Other comprehensive income	—	—	—	413	413
Balances, March 31, 2017	$158	$216,498	$117,874	$(197)	$334,333

Balances, December 31, 2015	$118	$135,822	$90,911	$6,029	$232,880
Cumulative effect of change in accounting principle	—	87	(87)	—	—
Balances, January 1, 2016	118	135,909	90,824	6,029	232,880
Net income	—	—	5,119	—	5,119
Compensation expense for stock option grants	—	106	—	—	106
Amortization of restricted stock awards	—	124	—	—	124
Common dividends declared ($0.18 per share)	—	—	(2,137)	—	(2,137)
Issuance of common stock under employee benefit plans	—	180	—	—	180
Other comprehensive income	—	—	—	2,114	2,114
Balances, March 31, 2016	$118	$136,319	$93,806	$8,143	$238,386

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF  CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,490	$5,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,533	1,125
Depreciation on premises and equipment	1,116	1,267
Amortization of intangible assets	525	580
Amortization of restricted stock awards	189	124
Compensation expense for stock option grants	132	106
Increase in cash surrender value of life insurance	(580)	(444)
Investment securities amortization, net	296	252
Other-than-temporary impairment on investment securities	—	824
Gain on sales of investment securities, net	(67)	(204)
(Gain) loss on sales of other real estate owned	(36)	4
Write-down of other real estate owned	171	—
Origination of loans held for sale	(221,782)	(249,146)
Proceeds from sales of loans held for sale	257,560	205,548
Gain on loans sold and held for sale	(8,627)	(8,885)
Amortization of mortgage servicing rights	1,374	1,281
Impairment of mortgage servicing rights	76	2,245
Net change in operating assets and liabilities:
Accrued interest receivable	439	311
Accrued interest payable	940	882
Accrued income taxes receivable / payable	2,934	2,443
Other assets	5,378	(2,071)
Other liabilities	(2,390)	(9,275)
Net cash provided by (used in) operating activities	47,671	(47,914)
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(113,222)	(24,882)
Sales	3,058	23,848
Maturities and payments	97,709	8,347
Investment securities held to maturity:
Purchases	(2,486)	(1,980)
Maturities	4,790	1,293
Net increase in loans	(136,525)	(24,061)
Purchases of premises and equipment	(1,319)	(555)
Purchases of nonmarketable equity securities	(4,156)	—
Sales of nonmarketable equity securities	3,594	90
Proceeds from sales of other real estate owned	540	1,539
Net cash acquired in acquisition	12	—
Net cash used in investing activities	(148,005)	(16,361)
Cash flows from financing activities:
Net increase in deposits	123,110	22,062
Net decrease in short-term borrowings	(7,522)	(5,889)
Proceeds from FHLB borrowings	142,357	300,000
Payments made on FHLB borrowings	(129,857)	(300,000)
Cash dividends paid on common stock	(3,129)	(2,137)
Proceeds from issuance of common stock under employee benefit plans	2,755	180
Net cash provided by financing activities	127,714	14,216
Net increase (decrease) in cash and cash equivalents	$27,380	$(50,059)
Cash and cash equivalents:
Beginning of period	$190,716	$212,475
End of period	$218,096	$162,416
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$3,438	$3,044
Income tax paid	5	157
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$961	$1,074

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1 – Business Description

Midland States Bancorp, Inc. (“the Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Our 136-year old banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides traditional community banking and other complementary financial services, including lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities and operate a commercial equipment leasing business on a nationwide basis.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; merchant services; and, from time to time, gains on sales of assets. Our income sources also include Love Funding Corporation’s (“Love Funding”) commercial Federal Housing Administration (“FHA”) loan origination and servicing and Heartland Business Credit Corporation’s (“Business Credit”) interest income on indirect financing leases. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2016 amounts have been made to conform to the 2017 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit with the Bank, are not assets of the Company and, accordingly, are not included in the accompanying unaudited consolidated financial statements.

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

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update revises the model to assess how a lease should be classified and provides guidance for lessees and lessors, when presenting right-of-use assets and lease liabilities on the balance sheet. This update is effective for us on January 1, 2019, with early adoption permitted. We have not yet decided whether we will early adopt the new standard. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has developed a project plan for evaluating the provisions of the new lease standard, but has not yet determined the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the pending adoption of ASU 2016-02 and its impact on the Company’s consolidated financial statements.

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the potential impact on the Company’s consolidated financial statements.

FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” – In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends FASB Accounting Standards Codification (“ASC”) 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public business entities, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted for any organization in any interim period or fiscal year. The Company elected to adopt the new guidance in the first quarter of 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs  (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” – In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date, rather than contractual maturity date as currently required under GAAP. For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted for any organization in any interim period or fiscal year. The Company elected to early adopt the new guidance in the first quarter of 2017. Adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Acquisitions

On March 28, 2017, the Company acquired all of the outstanding capital stock of CedarPoint Investment Advisors, Inc. (“CedarPoint”), an SEC registered investment advisory firm, pursuant to an Agreement and Plan of Merger, dated as of March 15, 2017. CedarPoint had approximately $180.0 million of assets under administration. In consideration for this transaction, the Company issued an aggregate of 120,000 shares of the Company’s common stock for approximately $3.9 million. Of these shares, 18,000 shares will be held in escrow until at least March 31, 2019, to secure the sellers’ obligations to indemnify the Company and its affiliates for certain losses they may suffer in connection with the transaction. Intangible assets recognized as a result of the transaction consisted of approximately $2.0 million in goodwill and $2.0 million in customer relationship intangibles.  The customer relationship intangibles are expected to be amortized on a straight-line basis over 10 years.

On November 10, 2016, the Bank completed its acquisition of approximately $400.0 million in wealth management assets from Sterling National Bank of Yonkers, New York (“Sterling”) for approximately $5.2 million in cash. Intangible assets recognized as a result of the transaction consisted of approximately $2.3 million in goodwill and $2.3 million in customer relationship intangibles. The customer relationship intangibles are being amortized on a straight-line basis over 20 years.

Pending Acquisition at March 31, 2017

On January 26, 2017, the Company announced that it had entered into a definitive agreement to acquire Centrue Financial Corporation (“Centrue”) for estimated total consideration of $175.1 million, or $26.75 per share of Centrue common stock. Centrue, the parent company of Centrue Bank, is headquartered in Ottawa, Illinois, and operates 20 full-service banking centers located principally in northern Illinois. As of March 31, 2017, Centrue had total assets of $975.8 million, net loans of $679.1 million and total deposits of $728.5 million. Under the terms of the definitive agreement, upon consummation of the transaction, holders of Centrue common stock will have the right to receive a fixed exchange ratio of 0.7604 shares of the Company’s common stock, $26.75 in cash, or a combination of cash and stock for each share of Centrue common stock they own, subject to proration so that, in the aggregate, 65% of Centrue’s common stock is exchanged for Company common stock and 35% of Centrue’s common stock is exchanged for cash, and subject to potential adjustment based on Centrue’s adjusted stockholders’ equity at closing.  Based on an assumed value of $35.18 per share of Midland common stock, the Company estimates the value of the total consideration will be $175.1 million, although the actual value of the total consideration will be higher or lower to the extent the trading price of Company common stock at closing differs from $35.18 per share. For purposes of determining the exchange ratio, the transaction utilizes the Company’s 10-day volume-weighted average stock price through January 13, 2017, or $35.18 per share.  In addition, holders of Centrue preferred stock will have the right to receive newly issued shares of the Company’s preferred stock having similar terms. The transaction is expected to close in mid-2017, subject to regulatory approvals, the approval of Centrue’s and the Company’s shareholders, and the satisfaction of customary closing conditions.

Note 4 – Investment Securities Available for Sale

Investment securities classified as available for sale as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$45,973	$—	$67	$45,906
Government sponsored entity debt securities	7,412	72	7	7,477
Agency mortgage-backed securities	124,459	430	1,028	123,861
State and municipal securities	31,516	77	359	31,234
Corporate securities	50,457	561	164	50,854
Total	$259,817	$1,140	$1,625	$259,332

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$75,973	$—	$72	$75,901
Government sponsored entity debt securities	7,653	57	22	7,688
Agency mortgage-backed securities	90,629	373	932	90,070
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,826	15	567	25,274
Corporate securities	47,443	403	441	47,405
Total	$247,525	$848	$2,034	$246,339

Unrealized losses and fair values for investment securities available for sale as of March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$45,906	$67	$—	$—	$45,906	$67
Government sponsored entity debt securities	1,595	7	—	—	1,595	7
Agency mortgage-backed securities	80,160	1,028	—	—	80,160	1,028
State and municipal securities	18,863	359	—	—	18,863	359
Corporate securities	3,030	41	6,835	123	9,865	164
Total	$149,554	$1,502	$6,835	$123	$156,389	$1,625

	December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$75,901	$72	$—	$—	$75,901	$72
Government sponsored entity debt securities	4,107	22	—	—	4,107	22
Agency mortgage-backed securities	57,882	930	402	2	58,284	932
State and municipal securities	20,215	567	—	—	20,215	567
Corporate securities	11,111	334	8,312	107	19,423	441
Total	$169,216	$1,925	$8,714	$109	$177,930	$2,034

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

At March 31, 2017 and December 31, 2016, 95 and 107 investment securities available for sale, respectively, had unrealized losses with aggregate depreciation of 1.03% and 1.13%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for a period of time sufficient for a recovery in value, no declines are deemed to be other-than-temporary.

For the three months ended March 31, 2017 and 2016, the Company recognized $0 and $824,000, respectively, of OTTI on its investment securities available for sale.

The following is a summary of the amortized cost and fair value of investment securities available for sale, by maturity, at March 31, 2017 (in thousands). The maturities of agency mortgage-backed securities are based on expected maturities.  Expected maturities may differ from contractual maturities in mortgage‑backed securities because the mortgages underlying the securities may be prepaid without any penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

	Amortized	Fair
	cost	value
Within one year	$45,334	$45,302
After one year through five years	114,365	114,258
After five years through ten years	82,079	82,070
After ten years	18,039	17,702
Subtotal	$259,817	$259,332

Gross realized gains from the sale of securities available for sale were $67,000 and $204,000 for the three months ended March 31, 2017 and 2016, respectively. There were no gross realized losses for the three months ended March 31, 2017 or 2016.

Note 5 – Investment Securities Held to Maturity

Investment securities classified as held to maturity as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$76,276	$3,792	$168	$79,900

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$78,672	$3,517	$237	$81,952

Unrealized losses and fair value for investment securities held to maturity as of March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

March 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$7,074	$83	$2,754	$85	$9,828	$168

December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$13,991	$140	$2,699	$97	$16,690	$237

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

At March 31, 2017 and December 31, 2016,  31 and 47 investment securities held to maturity, respectively, had unrealized losses with aggregate depreciation of 1.68% and 1.40%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider who issued the securities and whether downgrades by bond rating agencies have occurred. As we have the intent and ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of investment securities held to maturity as of March 31, 2017, by contractual maturity, are as follows (in thousands):

	Amortized	Fair
	cost	value
Within one year	$772	$777
After one year through five years	20,422	21,072
After five years through ten years	36,395	38,870
After ten years	18,687	19,181
Total	$76,276	$79,900

Note 6 – Loans

The following table presents total loans outstanding by portfolio, which includes purchased credit impaired (“PCI”) loans, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Loans:
Commercial	$475,408	$457,827
Commercial real estate	997,200	969,615
Construction and land development	171,047	177,325
Total commercial loans	1,643,655	1,604,767
Residential real estate	277,402	253,713
Consumer	337,081	270,017
Lease financing	196,812	191,479
Total loans	$2,454,950	$2,319,976

Total loans include net deferred loan fees of $2.9 million and $3.1 million at March 31, 2017 and December 31, 2016, respectively, and unearned discounts of $20.8 million and $20.7 million within the lease financing portfolio at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company had commercial and residential loans held for sale totaling $39.9 million and $70.6 million, respectively.  During the three months ended March 31, 2017 and 2016, the Company sold commercial and residential real estate loans with proceeds totaling $257.6 million and $205.5 million, respectively.

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

Construction and land development—Secured loans for the construction of business and residential properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Secured development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date.  Interest reserves may be established on real estate construction loans.

Residential real estate—Loans secured by residential properties that generally do not qualify for secondary market sale; however, the risk to return and/or overall relationship are considered acceptable to the Company. This category also includes loans whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer—Loans to consumers primarily for the purpose of home improvements and acquiring automobiles, recreational vehicles and boats. Consumer loans consist of relatively small amounts that are spread across many individual borrowers.

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

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $24.9 million and $26.5 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, there were $751,000 of new loans and other additions, while repayments and other reductions totaled $2.4 million.

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

The Company considers all loans with Risk Grades of 1 – 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered “watch credits” and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 – 10 are considered problematic and require special care. Further, loans with Risk Grades of 7 – 10 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company’s special assets group. Loans not graded in the commercial loan portfolio are small loans that are monitored by aging status and payment activity.

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$454,561	$954,766	$160,801	$1,570,128	$426,560	$925,244	$159,702	$1,511,506
Special mention	2,593	7,042	—	9,635	10,930	8,735	—	19,665
Substandard	11,798	11,186	—	22,984	12,649	21,178	450	34,277
Substandard – nonaccrual	3,943	17,276	20	21,239	3,559	7,145	21	10,725
Doubtful	—	—	—	—	—	—	—	—
Not graded	680	1,321	6,157	8,158	612	1,593	5,002	7,207
Total (excluding PCI)	$473,575	$991,591	$166,978	$1,632,144	$454,310	$963,895	$165,175	$1,583,380

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
	Residential		Lease		Residential		Lease
	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$266,884	$336,503	$196,130	$799,517	$242,127	$269,492	$190,148	$701,767
Impaired	4,288	260	682	5,230	5,029	213	1,331	6,573
Total (excluding PCI)	$271,172	$336,763	$196,812	$804,747	$247,156	$269,705	$191,479	$708,340

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at March 31, 2017 and December 31, 2016 do not include $18.1 million and $28.3 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Nonaccrual loans:
Commercial	$3,943	$3,559
Commercial real estate	17,276	7,145
Construction and land development	19	21
Residential real estate	4,288	4,629
Consumer	231	187
Lease financing	682	1,330
Total nonaccrual loans	26,439	16,871
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	—	2,378
Commercial real estate	—	—
Construction and land development	394	—
Residential real estate	—	—
Consumer	29	26
Lease financing	—	1
Total accruing loans contractually past due 90 days or more as to interest or principal payments	423	2,405
Loans modified under troubled debt restructurings:
Commercial	357	611
Commercial real estate	1,255	11,253
Construction and land development	62	63
Residential real estate	397	400
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings	2,071	12,327
Total impaired loans (excluding PCI)	$28,933	$31,603

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2017 and 2016 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $148,000 and $123,000 for the three months ended March 31, 2017 and 2016, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $18,000 and $45,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$3,550	$5,158	$1,364	$3,877	$3,888	$882
Commercial real estate	2,527	3,541	680	2,142	2,331	309
Construction and land development	81	82	8	84	84	8
Residential real estate	3,429	4,178	578	3,735	4,404	604
Consumer	235	241	31	213	190	23
Lease financing	197	197	238	1,331	1,331	356
Total impaired loans with a valuation allowance	10,019	13,397	2,899	11,382	12,228	2,182
Impaired loans with no related valuation allowance:
Commercial	750	804	—	2,671	7,567	—
Commercial real estate	16,004	16,260	—	16,256	17,058	—
Construction and land development	394	393	—	—	—	—
Residential real estate	1,256	1,446	—	1,294	1,462	—
Consumer	25	26	—	—	26	—
Lease financing	485	485	—	—	—	—
Total impaired loans with no related valuation allowance	18,914	19,414	—	20,221	26,113	—
Total impaired loans:
Commercial	4,300	5,962	1,364	6,548	11,455	882
Commercial real estate	18,531	19,801	680	18,398	19,389	309
Construction and land development	475	475	8	84	84	8
Residential real estate	4,685	5,624	578	5,029	5,866	604
Consumer	260	267	31	213	216	23
Lease financing	682	682	238	1,331	1,331	356
Total impaired loans (excluding PCI)	$28,933	$32,811	$2,899	$31,603	$38,341	$2,182

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $3.9 million and $6.7 million at March 31, 2017 and December 31, 2016, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended March 31, 2017 and 2016 are included in the table below (in thousands):

	Three Months Ended March 31,
	2017		2016
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$3,532	$1	$362	$—
Commercial real estate	2,845	17	1,333	—
Construction and land development	82	1	68	—
Residential real estate	3,494	4	3,604	—
Consumer	278	—	35	—
Lease financing	197	—	983	—
Total impaired loans with a valuation allowance	10,428	23	6,385	—
Impaired loans with no related valuation allowance:
Commercial	828	—	5,572	—
Commercial real estate	16,085	—	10,377	45
Construction and land development	394	—	82	1
Residential real estate	1,271	—	1,258	5
Consumer	25	—	5	—
Lease financing	485	—	—	—
Total impaired loans with no related valuation allowance	19,088	—	17,294	51
Total impaired loans:
Commercial	4,360	1	5,934	—
Commercial real estate	18,930	17	11,710	45
Construction and land development	476	1	150	1
Residential real estate	4,765	4	4,862	5
Consumer	303	—	40	—
Lease financing	682	—	983	—
Total impaired loans (excluding PCI)	$29,516	$23	$23,679	$51

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of March 31, 2017 (in thousands):

			Accruing
			Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$2,766	$3,555	$—	$3,943	$10,264	$463,311	$473,575
Commercial real estate	608	700	—	17,276	18,584	973,007	991,591
Construction and land development	50	—	394	19	463	166,515	166,978
Residential real estate	2,358	503	—	4,288	7,149	264,023	271,172
Consumer	2,092	1,104	29	231	3,456	333,307	336,763
Lease financing	339	—	—	682	1,021	195,791	196,812
Total (excluding PCI)	$8,213	$5,862	$423	$26,439	$40,937	$2,395,954	$2,436,891

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

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $198,000 and $136,000 as of March 31, 2017 and December 31, 2016, respectively. The Company had no unfunded commitments in connection with TDRs at March 31, 2017 and December 31, 2016.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of March 31, 2017 and December 31, 2016 (in thousands):

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes.  The following table presents TDRs by loan portfolio (excluding PCI loans) as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$357	$—	$357	$611	$—	$611
Commercial real estate	1,255	14,905	16,160	11,253	5,098	16,351
Construction and land development	62	—	62	63	—	63
Residential real estate	397	559	956	400	527	927
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,071	$15,464	$17,535	$12,327	$5,625	$17,952

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three months ended March 31, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2017 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended March 31, 2017:
Troubled debt restructurings:
Number of loans	1	—	—	—	—	—	1
Pre-modification outstanding balance	$362	$—	$—	$—	$—	$—	$362
Post-modification outstanding balance	353	—	—	—	—	—	353

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the three months ended March 31, 2016 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2016 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended March 31, 2016:
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

Changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017			2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988
Provision for loan losses	1,405	128	1,533	1,083	42	1,125
Loan charge-offs	(1,167)	—	(1,167)	(2,696)	—	(2,696)
Loan recoveries	519	58	577	128	26	154
Net loan (charge-offs) recoveries	(648)	58	(590)	(2,568)	26	(2,542)
Balance at end of period	$14,501	$1,304	$15,805	$12,608	$1,963	$14,571

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended March 31, 2017:
Beginning balance	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	70	821	92	30	482	38	1,533
Charge-offs	(9)	(296)	—	(172)	(176)	(514)	(1,167)
Recoveries	53	180	23	55	48	218	577
Ending balance	$6,034	$3,930	$460	$2,842	$1,284	$1,255	$15,805

Changes in allowance for loan losses for the three months ended March 31, 2016:
Beginning balance	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Provision for loan losses	657	(196)	(99)	262	35	466	1,125
Charge-offs	(2,260)	(139)	—	(100)	(65)	(132)	(2,696)
Recoveries	39	39	9	43	23	1	154
Ending balance	$5,353	$4,883	$345	$2,325	$742	$923	$14,571

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2017 and December 31, 2016 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
March 31, 2017:

Allowance for loan losses:
Loans individually evaluated for impairment	$1,343	$659	$6	$365	$3	$185	$2,561
Loans collectively evaluated for impairment	21	21	2	213	28	53	338
Non-impaired loans collectively evaluated for impairment	4,177	3,010	452	1,852	1,094	1,017	11,602
Loans acquired with deteriorated credit quality (1)	493	240	—	412	159	—	1,304
Total allowance for loan losses	$6,034	$3,930	$460	$2,842	$1,284	$1,255	$15,805
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$4,105	$18,336	$455	$2,728	$3	$197	$25,824
Impaired loans collectively evaluated for impairment	195	195	20	1,957	257	485	3,109
Non-impaired loans collectively evaluated for impairment	469,275	973,060	166,503	266,487	336,503	196,130	2,407,958
Loans acquired with deteriorated credit quality (1)	1,833	5,609	4,069	6,230	318	—	18,059
Total recorded investment (loan balance)	$475,408	$997,200	$171,047	$277,402	$337,081	$196,812	$2,454,950

December 31, 2016:

Allowance for loan losses:
Loans individually evaluated for impairment	$878	$296	$6	$379	$—	$285	$1,844
Loans collectively evaluated for impairment	4	13	2	225	23	71	338
Non-impaired loans collectively evaluated for impairment	4,539	2,684	337	1,968	877	1,157	11,562
Loans acquired with deteriorated credit quality (1)	499	232	—	357	30	—	1,118
Total allowance for loan losses	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$6,504	$18,275	$63	$2,920	$—	$670	$28,432
Impaired loans collectively evaluated for impairment	44	123	21	2,109	213	661	3,171
Non-impaired loans collectively evaluated for impairment	447,762	945,497	165,091	242,127	269,492	190,148	2,260,117
Loans acquired with deteriorated credit quality (1)	3,517	5,720	12,150	6,557	312	—	28,256
Total recorded investment (loan balance)	$457,827	$969,615	$177,325	$253,713	$270,017	$191,479	$2,319,976

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are purchased loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Changes in the accretable yield for PCI loans were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$9,035	$10,526
Accretion	(2,243)	(1,041)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	9	—
Reclassification from non-accretable	2,032	282
Balance at end of period	$8,833	$9,767

The fair value of PCI loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.

The carrying amount of Non-PCI loans and PCI loans as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Commercial	$473,575	$1,833	$475,408	$454,310	$3,517	$457,827
Commercial real estate	991,591	5,609	997,200	963,895	5,720	969,615
Construction and land development	166,978	4,069	171,047	165,175	12,150	177,325
Residential real estate	271,172	6,230	277,402	247,156	6,557	253,713
Consumer	336,763	318	337,081	269,705	312	270,017
Lease financing	196,812	—	196,812	191,479	—	191,479
Total loans	$2,436,891	$18,059	$2,454,950	$2,291,720	$28,256	$2,319,976

The unpaid principal balance for PCI loans totaled $22.1 million and $34.6 million as of March 31, 2017 and December 31, 2016, respectively.

Note 7 – Mortgage Servicing Rights

At March 31, 2017 and December 31, 2016, the Company serviced mortgage loans for others totaling $5.69 billion and $5.64 billion, respectively. A summary of mortgage loans serviced for others as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Commercial FHA mortgage loans	$3,860,180	$3,811,066
Residential mortgage loans	1,828,223	1,833,443
Total loans serviced for others	$5,688,403	$5,644,509

Changes in our mortgage servicing rights were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$71,710	$67,218
Servicing rights capitalized – commercial FHA mortgage loans	1,481	1,702
Servicing rights capitalized – residential mortgage loans	518	659
Amortization – commercial FHA mortgage loans	(639)	(567)
Amortization – residential mortgage loans	(735)	(714)
Balance at end of period	72,335	68,298
Valuation allowances:
Balance at beginning of period	3,702	567
Additions	188	2,245
Reductions	(112)	—
Balance at end of period	3,778	2,812
Mortgage servicing rights, net	$68,557	$65,486
Fair value:
At beginning of period	$68,008	$66,700
At end of period	$68,557	$65,486

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at March 31, 2017 and December 31, 2016. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
March 31, 2017:
Commercial FHA mortgage loans	0.13%	3.70%	30.0	8.29%	$1,000	10 - 13%
Residential mortgage loans	0.26%	3.89%	24.1	9.66%	$61	9 - 11%

December 31, 2016:
Commercial FHA mortgage loans	0.13%	3.72%	30.2	8.31%	$1,000	10 - 13%
Residential mortgage loans	0.26%	3.89%	24.2	9.72%	$60	9 - 11%

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

Note 8 – Goodwill and Intangible Assets

At March 31, 2017 and December 31, 2016, goodwill totaled $50.8 million and $48.8 million, respectively, reflecting an increase of approximately $2.0 million as a result of the acquisition of CedarPoint, as further discussed in Note 3 to the consolidated financial statements.

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$20,542	$(16,575)	$3,967	$20,542	$(16,181)	$4,361
Customer relationship intangibles	7,442	(2,776)	4,666	5,471	(2,645)	2,826
Total intangible assets	$27,984	$(19,351)	$8,633	$26,013	$(18,826)	$7,187

In conjunction with the acquisition of CedarPoint on March 28, 2017, we recorded $2.0 million of customer relationship intangibles, which are expected to be amortized on a straight-line basis over 10 years, as further discussed in Note 3 to the consolidated financial statements.

Amortization of intangible assets was $525,000 and $580,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 9 – Derivative Instruments

As part of the Company’s overall management of interest rate sensitivity, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including interest rate lock commitments and forward commitments to sell mortgage-backed securities.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at March 31, 2017 and December 31, 2016 (in thousands):

	Notional Amount		Fair Value Gain
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$338,184	$264,359	$8,023	$6,253
Forward commitments to sell mortgage-backed securities	—	301,788	—	125
Total	$338,184	$566,147	$8,023	$6,378

	Notional Amount		Fair Value Loss
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$354,405	$—	$140	$—

Net gains recognized on derivative instruments were $1.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. Net gains on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Note 10 – Deposits

The following table summarizes the classification of deposits as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Noninterest-bearing demand	$528,021	$562,333
Interest-bearing:
Checking	751,193	656,248
Money market	415,322	399,851
Savings	169,715	166,910
Time	663,225	619,024
Total deposits	$2,527,476	$2,404,366

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates for each of the years ended March 31, 2017 and December 31, 2016 (in thousands):

	Repurchase Agreements
	March 31,	December 31,
	2017	2016
Outstanding at period-end	$124,035	$131,557
Average amount outstanding	143,583	130,228
Maximum amount outstanding at any month end	152,813	168,369
Weighted average interest rate:
During period	0.23%	0.23%
End of period	0.22%	0.21%

At March 31, 2017, the Bank had federal funds lines of credit totaling $30.0 million.  These lines of credit were unused at March 31, 2017.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $132.4 million and $140.0 million at March 31, 2017 and December 31, 2016, respectively, were pledged for securities sold under agreements to repurchase.

The Bank had lines of credit of $28.6 million and $35.1 million at March 31, 2017 and December 31, 2016, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $31.0 million and $43.3 million at March 31, 2017 and December 31, 2016, respectively. There were no outstanding borrowings at March 31, 2017 and December 31, 2016.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
FHLB advances – fixed rate, fixed term, at rates averaging 1.05% and 0.89%, respectively, at March 31, 2017 and December 31, 2016, respectively – maturing through August 2023	$250,000	$237,500
Other	353	18
Total FHLB advances and other borrowings	$250,353	$237,518

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.24 billion and $1.18 billion at March 31, 2017 and December 31, 2016, respectively.

Note  13 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	$39,747	$39,729
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,785	14,779
Total subordinated debt	$54,532	$54,508

Note 14 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 3.89% and 3.74%, at March 31, 2017 and December 31, 2016, respectively – $3,000 maturing January 23, 2034	$2,012	$1,996
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 3.79% and 3.63% at March 31, 2017 and December 31, 2016, respectively – $10,000 maturing April 23, 2034	9,957	9,957
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 2.88% and 2.71% at March 31, 2017 and December 31, 2016, respectively – $20,000 maturing December 31, 2036	13,178	13,141
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 2.57% and 2.42% at March 31, 2017 and December 31, 2016, respectively – $20,000 maturing September 6, 2037	12,349	12,311
Total trust preferred debentures	$37,496	$37,405

Note 15 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock), convertible preferred stock and convertible subordinated debt. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016  (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Net income	$8,490	$5,119
Common shareholder dividends	(3,109)	(2,124)
Unvested restricted stock award dividends	(20)	(13)
Undistributed earnings to unvested restricted stock awards	(32)	(18)
Undistributed earnings to common shareholders	$5,329	$2,964
Basic
Distributed earnings to common shareholders	$3,109	$2,124
Undistributed earnings to common shareholders	5,329	2,964
Total common shareholders earnings, basic	$8,438	$5,088
Diluted
Distributed earnings to common shareholders	$3,109	$2,124
Undistributed earnings to common shareholders	5,329	2,964
Total common shareholders earnings	8,438	5,088
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	1	—
Total common shareholders earnings, diluted	$8,439	$5,088
Weighted average common shares outstanding, basic	15,736,412	11,957,381
Options and warrants	615,225	271,912
Weighted average common shares outstanding, diluted	16,351,637	12,229,293
Basic earnings per common share	$0.54	$0.43
Diluted earnings per common share	0.52	0.42

Note 16 – Capital Requirements

Our primary source of cash is dividends received from the Bank. The Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation (“FDIC”) as to the maximum amount of dividends the Bank can pay to us. As a practical matter, the Bank restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

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

Beginning on January 1, 2016, a capital conservation buffer became effective for banking organizations, which is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. The minimum capital conservation buffer in 2016 was 0.625%, is 1.25% in 2017, and will increase by 0.625% on January 1 of each subsequent year until fully phased in at 2.5% on January 1, 2019.

As of March 31, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

At March 31, 2017 and December 31, 2016, the Company’s and the Bank’s actual and required capital ratios were as follows (dollars in thousands):

	March 31, 2017
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$378,652	13.48%	$224,732	8.00%	N/A	N/A
Midland States Bank	335,284	11.93	224,891	8.00	$281,114	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	308,035	10.97%	168,549	6.00%	N/A	N/A
Midland States Bank	319,199	11.35	168,668	6.00	224,891	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	255,530	9.10%	126,412	4.50%	N/A	N/A
Midland States Bank	319,199	11.35	126,501	4.50	182,724	6.50%
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	308,035	9.61%	128,249	4.00%	N/A	N/A
Midland States Bank	319,199	9.94	128,449	4.00	160,562	5.00%

	December 31, 2016
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$374,955	13.85%	$216,612	8.00%	N/A	N/A
Midland States Bank	329,759	12.17	216,773	8.00	$270,966	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	305,283	11.27%	162,459	6.00%	N/A	N/A
Midland States Bank	314,595	11.61	162,580	6.00	216,773	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	253,273	9.35%	121,844	4.50%	N/A	N/A
Midland States Bank	314,595	11.61	121,935	4.50	176,128	6.50%
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	305,283	9.76%	125,076	4.00%	N/A	N/A
Midland States Bank	314,595	10.05	125,271	4.00	156,589	5.00%

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

•

Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, such as pricing corporate securities.

Fair value is used on a recurring basis to account for securities available for sale and derivative instruments, and for financial assets for which the Company has elected the fair value option. For assets and liabilities measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as mortgage servicing rights, goodwill, intangible assets and other long-lived assets.

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of March 31, 2017 and December 31, 2016, are summarized below (in thousands):

	March 31, 2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$45,906	$45,906	$—	$—
Government sponsored entity debt securities	7,477	—	7,477	—
Agency mortgage-backed securities	123,861	—	123,861	—
State and municipal securities	31,234	—	31,234	—
Corporate securities	50,854	—	43,120	7,734
Loans held for sale	39,900	—	39,900	—
Interest rate lock commitments	8,023	—	8,023	—
Total	$307,255	$45,906	$253,615	$7,734
Liabilities
Forward commitments to sell mortgage-backed securities	$140	$—	$140	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$68,557	$—	$—	$68,557
Impaired loans	7,581	—	1,875	5,706
Other real estate owned	1,102	—	1,102	—

	December 31, 2016
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level) 3
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$75,901	$75,901	$—	$—
Government sponsored entity debt securities	7,688	—	7,688	—
Agency mortgage-backed securities	90,070	—	90,070	—
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,274	—	25,274	—
Corporate securities	47,405	—	39,925	7,480
Loans held for sale	70,565	—	70,565	—
Interest rate lock commitments	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	—	125	—
Total	$323,282	$75,901	$239,900	$7,481
Liabilities
None

Assets measured at fair value on a non-recurring basis:
Impaired loans	$10,202	$—	$6,635	$3,567
Other real estate owned	165	—	165	—
Assets held for sale	1,550	—	1,550	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Mortgage servicing rights	$76	$2,245
Impaired loans	350	3,135
Other real estate owned	172	—
Total loss on assets measured on a nonrecurring basis	$598	$5,380

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 (in thousands):

		Non-Agency
	Corporate	Mortgage-Backed
	Securities	Securities
Balance, beginning of period	$7,480	$1
Total realized in earnings (1)	95	—
Total unrealized in other comprehensive income	245	—
Net settlements (principal and interest)	(86)	(1)
Balance, end of period	$7,734	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 (in thousands).

		Non-Agency
	Corporate	Mortgage-Backed
	Securities	Securities
Balance, beginning of period	$—	$—
Transferred from Level 2	6,749	2
Total realized in earnings (1)	73	—
Total unrealized in other comprehensive income	(22)	—
Net settlements (principal and interest)	(64)	—
Balance, end of period	$6,736	$2

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$217,658	$217,658	$217,658	$—	$—
Federal funds sold	438	438	438	—	—
Investment securities available for sale	259,332	259,332	45,906	205,692	7,734
Investment securities held to maturity	76,276	79,900	—	79,900	—
Nonmarketable equity securities	20,047	20,047	—	20,047	—
Loans, net	2,439,145	2,436,880	—	—	2,436,880
Loans held for sale	39,900	39,900	—	39,900	—
Accrued interest receivable	7,763	7,763	—	7,763	—
Interest rate lock commitments	8,023	8,023	—	8,023	—
Liabilities
Deposits	$2,527,476	$2,526,137	$—	$2,526,137	$—
Short-term borrowings	124,035	124,035	—	124,035	—
FHLB and other borrowings	250,353	249,804	—	249,804	—
Subordinated debt	54,532	49,736	—	49,736	—
Trust preferred debentures	37,496	34,538	—	34,538	—
Accrued interest payable	1,985	1,985	—	1,985	—
Forward commitments to sell mortgage-backed securities	140	140	—	140	—

	December 31, 2016
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$189,543	$189,543	$189,543	$—	$—
Federal funds sold	1,173	1,173	1,173	—	—
Investment securities available for sale	246,339	246,339	75,901	162,957	7,481
Investment securities held to maturity	78,672	81,952	—	81,952	—
Nonmarketable equity securities	19,485	19,485	—	19,485	—
Loans, net	2,305,114	2,305,206	—	—	2,305,206
Loans held for sale	70,565	70,565	—	70,565	—
Accrued interest receivable	8,202	8,202	—	8,202	—
Interest rate lock commitments	6,253	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	125	—	125	—
Liabilities
Deposits	$2,404,366	$2,404,231	$—	$2,404,231	$—
Short-term borrowings	131,557	131,557	—	131,557	—
FHLB and other borrowings	237,518	236,736	—	236,736	—
Subordinated debt	54,508	49,692	—	49,692	—
Trust preferred debentures	37,405	33,054	—	33,054	—
Accrued interest payable	1,045	1,045	—	1,045	—

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

For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During the three months ended March 31, 2016, $6.7 million of corporate securities and $2,000 of non-agency mortgage backed securities were transferred from Level 2 to Level 3 because observable market inputs were not available and the securities were not actively traded; therefore, the fair value was determined utilizing third-party valuation services through consensus pricing. There were no investment securities available for sale transferred from Level 2 to Level 3 during the three months ended March 31, 2017.

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

Impaired loans.  Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. The loan balances shown in the above tables represent nonaccrual and restructured loans for which impairment was recognized during the three months ended March 31, 2017 and 2016. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during those same years.

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

Assets held for sale.  Assets held for sale represent the fair value of the banking facilities that are expected to be sold as a result of the branch network optimization plan that was announced in November 2016. The fair value of the assets held for sale was based on estimated market prices from independently prepared current appraisals. Such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Commitments to extend credit	$507,221	$483,345
Financial guarantees – standby letters of credit	62,331	89,233

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2017 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. The Company did not incur any losses as a result of make-whole requests and loan repurchases for the three months ended March 31, 2017 or 2016. The liability for unresolved repurchase demands totaled $314,000 and $329,000 at March 31, 2017 and December 31, 2016, respectively.

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

Selected business segment financial information as of and for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Three Months Ended March 31, 2017
Net interest income (expense)	$28,380	$276	$(1,195)	$27,461
Provision for loan losses	1,533	—	—	1,533
Noninterest income	8,938	6,876	516	16,330
Noninterest expense	24,914	4,083	1,788	30,785
Income (loss) before income taxes (benefit)	10,871	3,069	(2,467)	11,473
Income taxes (benefit)	2,342	1,197	(556)	2,983
Net income (loss)	$8,529	$1,872	$(1,911)	$8,490
Total assets	$3,366,098	$105,203	$(97,724)	$3,373,577

Three Months Ended March 31, 2016
Net interest income (expense)	$25,393	$148	$(1,500)	$24,041
Provision for loan losses	1,125	—	—	1,125
Noninterest income	5,460	6,767	391	12,618
Noninterest expense	21,451	4,673	1,514	27,638
Income (loss) before income taxes (benefit)	8,277	2,242	(2,623)	7,896
Income taxes (benefit)	2,466	897	(586)	2,777
Net income (loss)	$5,811	$1,345	$(2,037)	$5,119
Total assets	$2,899,657	$144,251	$(145,828)	$2,898,080

Note 20 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new branch facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the three months ended March 31, 2017 and 2016, the Company paid $3,000 and $159,000, respectively, for work on various projects.

A member of our board of directors has an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities. During the three months ended March 31, 2017 and 2016, the Company paid rent for such facilities of $221,000 and $210,000, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2017. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2016.

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Our 136‑year old banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. Our commercial FHA origination and servicing business through our subsidiary, Love Funding, based in Washington, D.C., is one of the top originators of government sponsored mortgages for multifamily and healthcare facilities in the United States. Our commercial equipment leasing business through our subsidiary, Business Credit, based in Denver, provides financing to business customers across the country. As of March 31, 2017, we had $3.4 billion in assets, $2.5 billion of deposits and $334.3 million of shareholders’ equity.

In late 2007, we developed a strategic plan to build a diversified financial services company anchored by a strong community bank. Since then, we have grown organically and through a series of 11 acquisitions, with an over‑arching focus on enhancing shareholder value and building a platform for scalability. In November 2016, we completed the acquisition of approximately $400.0 million in wealth management assets from Sterling National Bank of Yonkers, New York. In March 2017, we acquired CedarPoint, an SEC registered investment advisory firm located in Delafield, Wisconsin, which added $180.0 million of wealth management assets. In January 2017, we announced that we had entered into a definitive agreement to acquire Centrue Financial Corporation and its subsidiary, Centrue Bank, a regional, full-service community bank headquartered in Ottawa, Illinois. Centrue has 20 bank branches located principally in northern Illinois and had total assets of $975.8 million as of March 31, 2017. Estimated total consideration of $175.1 million is expected to be paid 65% in common stock of the Company and the remaining 35% in cash. The transaction is expected to close mid-year 2017, subject to regulatory and shareholder approvals.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; commercial FHA mortgage loan originations, sales and servicing; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended March 31,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$163,595	$311	0.77%	$223,951	$280	0.50%
Investment securities:
Taxable investment securities	226,528	1,239	2.19	213,815	2,746	5.14
Investment securities exempt from federal income tax (1)	102,352	1,403	5.48	97,991	1,417	5.78
Total securities	328,880	2,642	3.21	311,806	4,163	5.34
Loans:
Loans (2)	2,315,495	28,073	4.92	1,962,149	22,917	4.70
Loans exempt from federal income tax (1)	45,885	487	4.31	42,042	497	4.75
Total loans	2,361,380	28,560	4.91	2,004,191	23,414	4.70
Loans held for sale	73,914	769	4.22	59,377	623	4.22
Nonmarketable equity securities	20,047	218	4.41	15,461	156	4.06
Total earning assets	2,947,816	$32,500	4.47%	2,614,786	$28,636	4.40%
Noninterest-earning assets	336,761			317,728
Total assets	$3,284,577			$2,932,514
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,098,612	$607	0.22%	$1,014,197	$472	0.19%
Savings deposits	168,246	65	0.16	159,738	59	0.15
Time deposits	397,141	890	0.91	448,017	986	0.89
Brokered deposits	232,570	824	1.44	210,647	705	1.35
Total interest-bearing deposits	1,896,569	2,386	0.51	1,832,599	2,222	0.49
Short-term borrowings	143,583	80	0.23	120,753	68	0.23
FHLB advances and other borrowings	248,045	566	0.93	99,499	136	0.55
Subordinated debt	54,518	873	6.40	61,878	1,057	6.84
Trust preferred debentures	37,443	473	5.12	37,094	443	4.80
Total interest-bearing liabilities	2,380,158	$4,378	0.75%	2,151,823	$3,926	0.73%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	525,868			511,019
Other noninterest-bearing liabilities	53,109			32,935
Total noninterest-bearing liabilities	578,977			543,954
Shareholders’ equity	325,442			236,737
Total liabilities and shareholders’ equity	$3,284,577			$2,932,514
Net interest income / net interest margin (3)		$28,122	3.87%		$24,710	3.80%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $661,000 and $669,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest‑earning assets and interest‑bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest‑earning assets and the interest incurred on our interest‑bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated proportionally to the change due to volume and the change due to rate. Interest income and average rates for tax‑exempt loans and securities were calculated on a tax‑equivalent basis, assuming a federal income tax rate of 35%.

	Three Months Ended March 31, 2017
	Compared with
	Three Months Ended March 31, 2016
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$(96)	$127	$31
Investment securities:
Taxable investment securities	116	(1,623)	(1,507)
Investment securities exempt from federal income tax	61	(75)	(14)
Total securities	177	(1,698)	(1,521)
Loans:
Loans	4,094	1,062	5,156
Loans exempt from federal income tax	40	(50)	(10)
Total loans	4,134	1,012	5,146
Loans held for sale	149	(3)	146
Nonmarketable equity securities	47	15	62
Total earning assets	$4,411	$(547)	$3,864
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$41	$94	$135
Savings deposits	3	3	6
Time deposits	(116)	20	(96)
Brokered deposits	72	47	119
Total interest-bearing deposits	—	164	164
Short-term borrowings	12	—	12
FHLB advances and other borrowings	270	160	430
Subordinated debt	(121)	(63)	(184)
Trust preferred debentures	2	28	30
Total interest-bearing liabilities	$163	$289	$452
Net interest income	$4,248	$(836)	$3,412

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. The net interest margin is presented on a fully‑taxable equivalent basis, which means that tax‑free interest income has been adjusted to a pretax equivalent income, assuming a 35% tax rate.

In the first quarter of 2017, we generated $28.1 million of net interest income on a tax-equivalent basis, which was an increase of $3.4 million, or 13.8%, from the $24.7 million of net interest income we produced on a tax equivalent basis in the first quarter of 2016. This increase in net interest income was primarily due to a $3.9 million increase in interest income on a tax equivalent basis, offset in part by a $0.5 million increase in interest expense. For the three months ended March 31, 2017 and 2016, our reported net interest margin was 3.87% and 3.80%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Excluding accretion income, our net interest margins for the three months ended March 31, 2017 and 2016, would have been reduced to 3.52% and 3.55%, respectively.

Interest Income.    Total interest income on a tax equivalent basis was $32.5 million for the three months ended March 31, 2017 compared to $28.6 million for the three months ended March 31, 2016.  The $3.9 million, or 13.5%, increase was primarily attributable to a $5.1 million increase in interest income on loans, offset in part by a $1.5 million decrease in interest income on investment securities.

Interest income on loans for the first quarter of 2017 was $28.6 million compared to $23.4 million for the same quarter in 2016.  This increase was primarily due to a 17.8% increase in the average balance of loans outstanding combined with a 21 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to growth in commercial loans, commercial real estate loans, residential real estate loans, consumer loans and lease financings. The increase in the average yield on loans was primarily driven by the impact of higher market rates on our new loans combined with a $0.8 million increase in accretion income from purchase accounting discounts on acquired loans. Accretion income associated with purchase accounting discounts established on loans acquired totaled $2.7 million in the first quarter of 2017 compared to $1.9 million in the first quarter of 2016. The average rate on loans benefits from purchase accounting discount accretion on loan portfolios acquired. For the three months ended March 31, 2017 and 2016, the reported yield on total loans was 4.91% and 4.70%, respectively, while the yield on total loans excluding accretion income would have been 4.48% and 4.39%, respectively.

Interest income on our investment securities portfolio decreased $1.5 million, or 36.5%, to $2.6 million in the first quarter of 2017 compared to $4.2 million in the first quarter of 2016.  This decrease was primarily due to a 213 basis point decrease in the average yield on investment securities, offset in part by a 5.5% increase in the average balance of investment securities outstanding. The decrease in the average yield resulted primarily from the impact of selling $72.1 million of previously covered mortgage-backed securities (“CMOs”) that were yielding approximately 13.0% early in the fourth quarter of 2016.

Interest Expense.  Interest expense on interest‑bearing liabilities increased $0.5 million, or 11.5%, to $4.4 million in the first quarter of 2017 compared to $3.9 million in the first quarter of 2016.  The increase in interest expense was primarily due to increases in interest expense on deposits and FHLB advances of $0.2 million and $0.4 million, respectively, offset in part by a decrease in interest expense on subordinated debt of $0.2 million. The increase in interest expense on FHLB advances was primarily driven by the Company’s increased usage of both short-term and long-term FHLB advances as a low cost funding source. The increase in interest expense on deposits reflected the impact of higher interest rates. The decrease in interest expense on subordinated debt was primarily due to the payoff of $8.0 million of subordinated debt on June 28, 2016.

Provision for Loan Losses.  The provision for loan losses totaled $1.5 million in the first quarter of 2017 compared to $1.1 million in the first quarter of 2016.  The increase in the provision for loan losses resulted primarily from the impact of loan growth over the past year.

Noninterest Income.  Noninterest income increased $3.7 million, or 29.4%, to $16.3 million in the first quarter of 2017. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Commercial FHA revenue	$6,695	$6,562	$133
Residential mortgage banking revenue	2,916	1,121	1,795
Wealth management revenue	2,872	1,785	1,087
Service charges on deposit accounts	892	907	(15)
Interchange revenue	977	964	13
Gain on sales of investment securities, net	67	204	(137)
Other-than-temporary impairment on investment securities	—	(824)	824
Gain (loss) on sales of other real estate owned	36	(4)	40
Other income	1,875	1,903	(28)
Total noninterest income	$16,330	$12,618	$3,712

Commercial FHA revenue.  Commercial FHA revenue represents gains from securitizing loans held for sale and net revenues earned on the servicing of loans sold. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing commercial FHA mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Noninterest income from our commercial FHA business was $6.7 million in the first quarter of 2017 compared to $6.6 million in the first quarter of 2016. We generated gains on loans held for sale of $6.4 million and net servicing income of $0.3 million in the first quarter of 2017 compared to gains on loans held for sale of $6.2 million and net servicing revenues of $0.3 million in the first quarter of 2016. Rate lock commitments totaled $216.9 million in the first quarter of 2017 compared to $227.3 million in the first quarter of 2016. Although rate lock commitments were slightly lower in the first quarter of 2017, loan modifications, which generate a reduced level of revenue, comprised a lower percentage of rate locks in the first quarter of 2017.  Loan modifications, which totaled $29.9 million in the first quarter of 2017 compared to $85.2 million in the first quarter of 2016, represent refinancing transactions of previously originated loans.

Residential mortgage banking revenue.  Residential mortgage banking revenues are primarily generated from gains recognized on loans held for sale and fees earned from the servicing of residential loans sold to others. Gains on loans held for sale include the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of interest rate lock commitments and forward loan sale commitments. Revenue from servicing residential mortgages is recognized as earned based on the specific contractual terms of the underlying servicing agreements, along with amortization of and changes in impairment of mortgage servicing rights. Our residential mortgage banking activities generated gains on loans held for sale of $2.2 million and net servicing revenue of $0.7 million in the first quarter of 2017 compared to gains on loans held for sale of $2.7 million and a net servicing loss of $1.5 million in the first quarter of 2016. The $0.4 million decrease in gains on loans held for sale was primarily due to a decrease in the volume of rate lock commitments in the first quarter of 2017 as compared to the first quarter of 2016. The $2.2 million increase in net servicing revenue primarily resulted from the first quarter of 2016 reflecting $2.0 million of mortgage servicing rights impairment compared to the first quarter of 2017 including $0.1 million of mortgage servicing right impairment recapture.

Wealth management revenue.  Noninterest income from our wealth management business increased $1.1 million, or 60.9%, to $2.9 million in the first quarter of 2017. The increase in wealth management revenue was primarily due to growth in assets under administration of $679.6 million, or 57.1%, to $1.9 billion at March 31, 2017 compared to March 31, 2016. The increase in assets under administration consisted of $403.0 million of wealth management assets added from the Sterling acquisition that closed in November 2016, $180.0 million of assets under administration added from the CedarPoint acquisition and organic growth experienced during the past year.

Other‑than‑temporary impairment on investment securities.  During the first quarter of 2016, we recognized OTTI losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. We recorded no OTTI loses in the first quarter of 2017. Early in the fourth quarter of 2016, all $72.1 million of previously covered CMOs were sold.

Noninterest Expense. Noninterest expense totaled $30.8 million in the first quarter of 2017 compared to $27.6 million in the first quarter of 2016. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$17,115	$15,387	$1,728
Occupancy and equipment	3,184	3,310	(126)
Data processing	2,796	2,620	176
FDIC insurance	370	463	(93)
Professional	2,992	1,701	1,291
Marketing	642	643	(1)
Communications	546	516	30
Loan expense	420	486	(66)
Other real estate owned	412	152	260
Amortization of intangible assets	525	580	(55)
Other	1,783	1,780	3
Total noninterest expense	$30,785	$27,638	$3,147

Salaries and employee benefits.  Salaries and employee benefits expense increased $1.7 million, or 11.2%, to $17.1 million in the first quarter of 2017.  This increase was primarily attributable to annual salary increases that took effect in April 2016 combined with an increase in incentive compensation.

Professional.  Professional fees increased $1.3 million, or 75.9%, to $3.0 million in the first quarter of 2017. This increase resulted primarily from acquisition-related expenses associated with the upcoming Centrue acquisition and professional fees incurred on various technology and other integration projects.

Income Tax Expense. Income tax expense was $3.0 million and the related effective tax rate was 26.0% for the first quarter of 2017 compared to $2.8 million and 35.2%, respectively, for the first quarter of 2016.  The lower effective tax rate in the first quarter of 2017 reflected the impact of an increase in excess tax benefits associated with share-based compensation award activity combined with tax benefits realized on the recent establishment of a captive insurance subsidiary.

Financial Condition

Assets. Total assets increased $139.9 million, or 4.3%, to $3.4 billion at March 31, 2017 as compared to December 31, 2016.  This increase primarily resulted from loan growth of $135.0 million that was primarily funded by growth in our interest-bearing deposit accounts.

Loans.  The loan portfolio is the largest category of our assets. At March 31, 2017, total loans, net of allowance for loan losses, were $2.4 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$475,408	19.4%	$457,827	19.7%
Commercial real estate	997,200	40.6	969,615	41.8
Construction and land development	171,047	7.0	177,325	7.7
Total commercial loans	1,643,655		1,604,767
Residential real estate	277,402	11.3	253,713	10.9
Consumer	337,081	13.7	270,017	11.6
Lease financing	196,812	8.0	191,479	8.3
Total loans, gross	2,454,950		2,319,976
Allowance for loan losses	(15,805)	0.6	(14,862)	0.6
Total loans, net	$2,439,145		$2,305,114
PCI loans	$18,059	0.7	$28,256	1.2

Total gross loans increased $135.0 million, or 5.8%, to $2.5 billion at March 31, 2017 as compared to December 31, 2016. This increase primarily resulted from growth in commercial loans, commercial real estate loans, residential real estate loans, consumer loans and lease financing receivables. The $10.2 million decrease in PCI loans during the first quarter of 2017 was primarily due to three loan payoffs.

The following shows loans by non‑PCI and PCI loan category and the related allowance as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$473,575	$1,833	$475,408	$454,310	$3,517	$457,827
Commercial real estate	991,591	5,609	997,200	963,895	5,720	969,615
Construction and land development	166,978	4,069	171,047	165,175	12,150	177,325 .
Residential real estate	271,172	6,230	277,402	247,156	6,557	253,713
Consumer	336,763	318	337,081	269,705	312	270,017
Lease financing	196,812	—	196,812	191,479	—	191,479
Total loans, gross	2,436,891	18,059	2,454,950	2,291,720	28,256	2,319,976
Allowance for loan losses	(14,501)	(1,304)	(15,805)	(13,744)	(1,118)	(14,862)
Total loans, net	$2,422,390	$16,755	$2,439,145	$2,277,976	$27,138	$2,305,114
Impaired loans	$28,933	—	$28,933	$31,603	—	$31,603
Impaired loans to total loans	1.19%	—	1.18%	1.38%	—	1.36%
Allowance for loan losses to total loans	0.60%	7.22%	0.64%	0.60%	3.96%	0.64%

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2017:

	March 31, 2017
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$30,663	$148,239	$107,969	$110,513	$69,405	$8,619	$475,408
Commercial real estate	108,212	66,919	485,530	129,715	55,704	151,120	997,200
Construction and land development	13,468	58,492	19,486	47,491	3,005	29,105	171,047
Total commercial loans	152,343	273,650	612,985	287,719	128,114	188,844	1,643,655
Residential real estate	5,147	10,506	12,647	30,008	113,270	105,824	277,402
Consumer	9,108	6,765	57,317	18,811	243,957	1,123	337,081
Lease financing	6,039	—	190,773	—	—	—	196,812
Total loans	$172,637	$290,921	$873,722	$336,538	$485,341	$295,791	$2,454,950

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

Commercial loans increased $17.6 million to $475.4 million at March 31, 2017 as compared to December 31, 2016. Included in commercial loans at March 31, 2017 and December 31, 2016 were advances of $37.4 million and $8.0 million, respectively, made to a customer who originates commercial FHA loans. Excluding these advances, commercial loans decreased $11.8 million, or 2.6%. This decrease resulted primarily from loan repayments of commercial loans exceeding new origination activity.

Commercial real estate loans.  Commercial real estate loans increased $27.6 million, or 2.8%, to $997.2 million at March 31, 2017 as compared to December 31, 2016. This increase was primarily driven by the origination of seven new loans totaling $28.8 million, a $9.2 million loan that moved from construction and land development loans to permanent financing in the commercial real estate loan category and two new Love Funding bridge loans totaling $15.2 million.  These increases were partially offset by three loan payoffs received during the first quarter of 2017 totaling $17.1 million coupled with the impact of repayments.

Construction and land development loans.  Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans.  Interest reserves are generally established on real estate construction loans.  As of March 31, 2017, our construction and land development loan portfolio was divided among the foregoing categories as follows: $14.6 million residential construction; $128.7 million commercial construction; and $27.7 million land acquisition and development.

Construction and land development loans decreased $6.3 million to $171.0 million at March 31, 2017 as compared to December 31, 2016. The decrease in construction and land development loans was primarily due to repayments and transfers to permanent financing exceeding new originations and additional funding of commercial construction and land acquisition and development loans.

Residential real estate loans.  Residential real estate loans increased $23.7 million, or 9.3%, to $277.4 million at March 31, 2017 as compared to December 31, 2016. This increase was primarily due to growth in residential real estate loans exceeding repayments. Origination volume for the first quarter of 2017 benefited from an additional $18.8 million in new residential real estate loans from the doctor lending program, which was first implemented in April 2016. Included within residential real estate loans were home equity loans which decreased $1.0 million, or 1.7%, to $59.4 million at March 31, 2017 as compared to December 31, 2016.

Consumer loans.  Our consumer loans include direct personal loans, indirect automobile loans, lines of credit and installment loans originated through home improvement specialty retailers and contractors. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis.

Consumer loans increased $67.1 million, or 24.8%, to $337.1 million at March 31, 2017 as compared to December 31, 2016.  This increase reflected the purchase of $71.0 million of installment loans originated by other banks through home improvement specialty retailers and contractors, offset in part by repayments in the first quarter of 2017 exceeding new origination volume.

Lease financing.  Business Credit, our custom leasing subsidiary located in Denver, Colorado, provides indirect financing leases to varying types of small businesses for purchases of business equipment and software. All indirect financing leases require monthly payments, and the weighted average maturity of our lease portfolio is less than four years. Lease financing receivables increased $5.3 million, or 2.8%, to $196.8 million at March 31, 2017 as compared to December 31, 2016 as continued growth in new lease volume exceeded repayments.

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At March 31, 2017 and December 31, 2016, we had PCI loans totaling $18.1 million and $28.3 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $22.1 million and $34.6 million as of March 31, 2017 and December 31, 2016, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Balance, beginning of period	$9,035	$10,526
Accretion	(2,243)	(1,041)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	9	—
Reclassification from non-accretable	2,032	282
Balance, end of period	$8,833	$9,767

As of March 31, 2017, the balance of accretable discounts on our PCI loan portfolio was $8.8 million compared to $9.0 million at December 31, 2016. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$6,034	1.27%	$5,920	1.29%
Commercial real estate	3,930	0.39	3,225	0.33
Construction and land development	460	0.27	345	0.19
Total commercial loans	10,424	0.63	9,490	0.59
Residential real estate	2,842	1.02	2,929	1.15
Consumer	1,284	0.38	930	0.34
Lease financing	1,255	0.64	1,513	0.79
Total allowance for loan losses	$15,805	0.64	$14,862	0.64

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $15.8 million at March 31, 2017 compared to $14.9 million at December 31, 2016. The $0.9 million increase at March 31, 2017 compared to December 31, 2016 was mainly attributable to the first quarter of 2017 reflecting a $1.5 million provision for loan losses due primarily to loan growth, offset in part by net charge-offs of $0.6 million.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.10% and 0.51% for the three months ended March 31, 2017 and 2016, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$5,541	$493	$6,034	$5,421	$499	$5,920
Commercial real estate	3,690	240	3,930	2,993	232	3,225
Construction and land development	460	—	460	345	—	345
Total commercial loans	9,691	733	10,424	8,759	731	9,490
Residential real estate	2,430	412	2,842	2,572	357	2,929
Consumer	1,125	159	1,284	900	30	930
Lease financing	1,255	—	1,255	1,513	—	1,513
Total allowance for loan losses	$14,501	$1,304	$15,805	$13,744	$1,118	$14,862

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three months ended March 31, 2017 and 2016:

	As of and for the
	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Balance, beginning of period	$14,862	$15,988
Charge-offs:
Commercial	9	2,260
Commercial real estate	296	139
Construction and land development	—	—
Residential real estate	172	100
Consumer	176	65
Lease financing	514	132
Total charge-offs	1,167	2,696
Recoveries:
Commercial	53	39
Commercial real estate	180	39
Construction and land development	23	9
Residential real estate	55	43
Consumer	48	23
Lease financing	218	1
Total recoveries	577	154
Net charge-offs	590	2,542
Provision for loan losses	1,533	1,125
Balance, end of period	$15,805	$14,571
Gross loans, end of period	$2,454,950	$2,016,034
Average loans	$2,361,380	$2,004,229
Net charge-offs to average loans	0.10%	0.51%
Allowance to total loans	0.64%	0.72%

Impaired Loans.    The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Impaired loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. The balances of impaired loans reflect the net investment in these assets, including deductions for purchase discounts.  PCI loans are excluded from nonperforming status because we expect to fully collect their new carrying values, which reflect significant purchase discounts. If our expectation of reasonably estimable future cash flows from PCI loans deteriorates, the loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.

	March 31,	December 31,
(dollars in thousands)	2017	2016
Impaired loans:
Commercial	$4,300	$6,548
Commercial real estate	18,531	18,398
Construction and land development	475	84
Residential real estate	4,685	5,029
Consumer	260	213
Lease financing	682	1,331
Total impaired loans	28,933	31,603
Other real estate owned, non-covered/non-guaranteed	2,751	2,947
Nonperforming assets	$31,684	$34,550
Impaired loans to total loans	1.18%	1.36%
Nonperforming assets to total assets	0.94%	1.07%

The decrease in impaired loans at March 31, 2017 was primarily due to certain commercial loans that had been due 90 days or more being brought current.

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2017 and 2016 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.1 million during each of the three months ended March 31, 2017 and 2016. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $18,000 and $45,000 during the three months ended March 31, 2017 and 2016, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
March 31, 2017	$2,593	$11,798	$7,042	$11,027	$—	$—	$32,460
December 31, 2016	10,930	12,037	8,735	11,039	—	450	43,191

(1)	Includes only those 8‑rated loans that are not included in impaired loans.

Investment Securities.  Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at March 31, 2017 and December 31, 2016. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	March 31,		December 31,
	2017		2016
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$45,906	13.7%	$75,901	23.3%
Government sponsored entity debt securities	7,477	2.2	7,688	2.4
Agency mortgage-backed securities	123,861	36.9	90,070	27.7
Non-agency mortgage-backed securities	—	—	1	—
State and municipal securities	31,234	9.3	25,274	7.8
Corporate securities	50,854	15.2	47,405	14.6
Total investment securities, available for sale, at fair value	259,332	77.3	246,339	75.8
Investment securities, held to maturity, at amortized cost
State and municipal securities	76,276	22.7	78,672	24.2
Total investment securities	$335,608	100.0%	$325,011	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2017. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	March 31, 2017
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$40,941	12.2%	0.7%
Maturing in one to five years	4,965	1.5	0.8
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$45,906	13.7%	0.7%

Government sponsored entity debt securities:
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	990	0.3	1.6
Maturing in five to ten years	5,882	1.7	2.6
Maturing after ten years	605	0.2	2.5
Total government sponsored entity debt securities	$7,477	2.2%	2.5%

Agency mortgage-backed securities:
Maturing within one year	$1,560	0.5%	2.4%
Maturing in one to five years	92,559	27.6	2.4
Maturing in five to ten years	24,610	7.3	2.7
Maturing after ten years	5,132	1.5	3.0
Total agency mortgage-backed securities	$123,861	36.9%	2.5%

State and municipal securities (1):
Maturing within one year	$2,801	0.9%	1.7%
Maturing in one to five years	9,495	2.8	2.3
Maturing in five to ten years	12,767	3.8	3.4
Maturing after ten years	6,171	1.8	4.4
Total state and municipal securities	$31,234	9.3%	3.1%

Corporate securities:
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	6,249	1.9	3.5
Maturing in five to ten years	38,811	11.6	4.9
Maturing after ten years	5,794	1.7	5.3
Total corporate securities	$50,854	15.2%	4.8%
Total investment securities, available for sale	$259,332	77.3%	2.7%

Investment securities, held to maturity
State and municipal securities (1):
Maturing within one year	$772	0.2%	5.5%
Maturing in one to five years	20,422	6.1	5.8
Maturing in five to ten years	36,395	10.8	6.8
Maturing after ten years	18,687	5.6	5.8
Total state and municipal securities	$76,276	22.7%	6.3%
Total investment securities	$335,608	100.0%	3.5%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 35%.

Declines in the fair value of available-for-sale investment securities are recorded as either temporary impairment or OTTI. OTTI is recognized when the fair value of an available-for-sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded as an offset to noninterest income and, therefore, results in a negative impact to our net income. An increase in the value of an OTTI security is not recorded as a recovery but as additional interest income over the remaining life of the security. During the first quarter of 2016, we recognized OTTI losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. We recorded no OTTI loses in the first quarter of 2017. Early in the fourth quarter of 2016, all $72.1 million of previously covered CMOs were sold.

The table below presents the credit ratings at March 31, 2017 at fair value for our investment securities classified as available for sale and amortized cost for investment securities classified as held to maturity.

	March 31, 2017
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$45,973	$45,906	$—	$45,906	$—	$—	$—	$—
Government sponsored entity debt securities	7,412	7,477	—	7,477	—	—	—	—
Agency mortgage-backed securities	124,459	123,861	440	123,421	—	—	—	—
State and municipal securities	31,516	31,234	4,984	19,723	1,466	—	—	5,061
Corporate securities	50,457	50,854	—	—	11,036	34,000	—	5,818
Total investment securities, available for sale	259,817	259,332	5,424	196,527	12,502	34,000	—	10,879
Investment securities held to maturity:
State and municipal securities	76,276	79,900	6,057	42,010	16,309	—	682	14,842
Total investment securities	$336,093	$339,232	$11,481	$238,537	$28,811	$34,000	$682	$25,721

Cash and Cash Equivalents.  Cash and cash equivalents increased $27.4 million to $218.1 million as of March 31, 2017 as compared to December 31, 2016. This increase was due to cash flows from financing activities of $127.7 million during the first quarter of 2017, consisting of deposit growth totaling $123.1 million and FHLB advances increasing $12.5 million, combined with cash flows provided by operating activities of $47.7 million, offset in part by cash flows used in investing activities of $148.0 million. Cash provided by operating activities primarily reflected $8.5 million of net income and $35.8 million of proceeds received from sales of loans held for sale that exceeded originations. Cash used in investing activities primarily reflected loan growth combined with cash used for the net activity of investment securities.

Goodwill and Other Intangible Assets.  Goodwill was $50.8 million at March 31, 2017 compared to $48.8 million at December 31, 2016. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The $2.0 million increase in the first quarter of 2017 resulted from goodwill associated with the CedarPoint acquisition.

Our other intangible assets, which consist of core deposit and customer relationship intangibles, were $8.6 million and $7.2 million at March 31, 2017 and December 31, 2016, respectively. The increase in other intangibles reflected the impact of a $2.0 million customer relationship intangible recorded for the CedarPoint acquisition, offset in part by $0.5 million of other intangibles amortization in the first quarter of 2017. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 20 years.

Liabilities.  Total liabilities increased $127.3 million to $3.0 billion at March 31, 2017, compared to December 31, 2016, due primarily to increases in deposits and FHLB advances.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$525,868	—	$536,965	—
Interest-bearing:
Checking	694,921	0.19%	637,531	0.13%
Money market	403,691	0.28	382,780	0.27
Savings	168,246	0.16	163,392	0.15
Time, less than $250,000	344,204	0.90	378,158	0.90
Time, $250,000 and over	52,937	0.93	51,986	0.87
Time, brokered	232,570	1.44	215,865	1.37
Total interest-bearing	$1,896,569	0.51%	$1,829,712	0.49%
Total deposits	$2,422,437	0.40%	$2,366,677	0.38%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of March 31, 2017:

	March 31, 2017
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$6,519	$9,189	$9,643	$28,150	$53,501
Brokered deposits	20,992	25,035	96,614	126,076	268,717
Total	$27,511	$34,224	$106,257	$154,226	$322,218

Total deposits increased $123.1 million to $2.5 billion as of March 31, 2017 as compared to December 31, 2016. This increase primarily resulted from a $100.0 million demand deposit received from a large corporate customer combined with an increase in brokered deposits. At March 31, 2017, total deposits were comprised of 20.9% noninterest‑bearing demand accounts, 52.9% interest‑bearing transaction accounts and 26.2% of time deposits. At March 31, 2017, brokered deposits totaled $268.7 million, or 10.6% of total deposits, compared to $218.7 million, or 9.1% of total deposits, at December 31, 2016.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings, consisting solely of securities sold under agreements to repurchase, were $124.0 million at March 31, 2017 compared to $131.6 million at December 31, 2016. The weighted average interest rate on our short‑term borrowings was 0.22% and 0.21% at March 31, 2017 and December 31, 2016, respectively.

FHLB Advances and Other Borrowings.  In addition to deposits and short‑term borrowings, we use FHLB advances and other borrowings as an additional source of liquidity. During the first quarter of 2017, we received proceeds of $142.4 million from a mix of both short-term and long-term FHLB advances. After repayments of $129.9 million that were made during the quarter, FHLB advances as of March 31, 2017 totaled $250.0 million.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $12.6 million to $334.3 million at March 31, 2017 as compared to December 31, 2016. In the first quarter of 2017, we generated net income of $8.5 million and declared dividends of $3.1 million to common shareholders. Shareholders’ equity was also impacted by the issuance of $3.7 million of common stock for the CedarPoint acquisition and $2.8 million of common stock related primarily to the exercise of stock options. In addition, accumulated other comprehensive income increased $0.4 million during the quarter.

Our pending acquisition of Centrue is expected to close mid-year 2017, subject to regulatory and shareholder approvals. The estimated total consideration of $175.1 million is expected to be paid 65% in common stock of the Company and the remaining 35% in cash. We expect to pay the cash portion of the merger consideration using cash on hand and approximately $40.0 million that we intend to borrow from another financial institution prior to closing.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $124.0 million at March 31, 2017 compared to $131.6 million at December 31, 2016.

As of March 31, 2017 and December 31, 2016, we had $30.0 million of unsecured federal funds lines with no amounts advanced against the lines at either date. In addition, available lines of credit from the Federal Reserve Discount Window at March 31, 2017 and December 31, 2016 were $28.6 million and $35.1 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $31.0 million and $43.3 million as of March 31, 2017 and December 31, 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2017 or December 31, 2016, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2017 and December 31, 2016, we had $250.0 million and $237.5 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $368.7 million and $310.8 million of additional borrowing capacity with the FHLB as of March 31, 2017 and December 31, 2016, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

Regulatory Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting policies.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms (the “Basel III Rule”) have established capital standards for banks and bank holding companies. The table below summarizes the minimum capital requirements applicable to us under the Basel III Rule.

	Basel III
	Well	Adequately
Ratio	Capitalized	Capitalized
Tier 1 leverage ratio	5.0%	4.0%
Common equity Tier 1 risk-based capital ratio	6.5	4.5
Tier 1 risk-based capital ratio	8.0	6.0
Total risk-based capital ratio	10.0	8.0

In addition to the minimum regulatory capital requirements set forth in the table above, the Basel III Rule implemented a “capital conservation buffer” that is added to the minimum requirements for capital adequacy purposes. A banking organization that fails to meet the required amount of the capital conservation buffer will be subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement is being phased in over a three-year period beginning on January 1, 2016. The capital conservation buffer in 2016 was 0.625%, is 1.25% in 2017 and will increase by 0.625% on January 1 of each subsequent year until fully phased in at 2.5% on January 1, 2019.

At March 31, 2017, the Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 9.94%, a common equity Tier 1 capital ratio of 11.35%, a Tier 1 capital ratio of 11.35% and a total capital ratio of 11.93%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2017:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,864,251	$—	$—	$—	$1,864,251
Time deposits	303,739	343,905	15,559	22	663,225
Securities sold under repurchase agreements	124,035	—	—	—	124,035
FHLB advances and other borrowings	351	100,002	75,000	75,000	250,353
Operating lease obligations	2,470	4,303	3,704	4,685	15,162
Subordinated debt	—	—	—	54,532	54,532
Trust preferred debentures	—	—	—	37,496	37,496
Total contractual obligations	$2,294,846	$448,210	$94,263	$171,735	$3,009,054

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
March 31, 2017:
Dollar change	$(2,944)	$4,277	$8,254
Percent change	(2.6)%	3.8%	7.4%
December 31, 2016:
Dollar change	$(2,857)	$4,154	$8,162
Percent change	(2.8)%	4.0%	7.9%

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

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at March 31, 2017, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2016.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
March 31, 2017:
Dollar change	$(13,948)	$22,469	$41,632
Percent change	(3.8)%	6.2%	11.5%
December 31, 2016:
Dollar change	$(16,159)	$27,135	$50,676
Percent change	(4.7)%	7.9%	14.8%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at March 31, 2017 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Yield on Loans Excluding Accretion Income and Net Interest Margin Excluding Accretion Income. Management uses the measures yield on loans excluding accretion income and net interest margin excluding accretion income to assess the impact of purchase accounting on the yield on loans and net interest margin. These metrics better assess the impact of purchase accounting on yield on loans and net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet. We believe that these non-GAAP financial measures provide meaningful additional information about us to assist investors in evaluating our operating results. These non-GAAP financial measures should not be considered substitutes for results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles yield on loans excluding accretion income and net interest margin excluding accretion income to their most comparable GAAP measures.

	For the Three Months Ended
	March 31,
	2017	2016
Yield on Loans:
Reported yield on loans	4.91%	4.70%
Effect of accretion income on acquired loans	(0.43)%	(0.31)%
Yield on loans excluding accretion income	4.48%	4.39%

Net Interest Margin:
Reported net interest margin	3.87%	3.80%
Effect of accretion income on acquired loans	(0.35)%	(0.25)%
Net interest margin excluding accretion income	3.52%	3.55%

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages  53 through 55  of this report.

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Centrue, the Company,  Sentinel Acquisition, LLC, a wholly owned subsidiary of the Company (“Merger Sub”) and the individual members of the Centrue board of directors have been named as defendants in a putative class action lawsuit filed by an alleged shareholder of Centrue in the Circuit Court of LaSalle County, Illinois: Rader v. Battles, et al., Case No. 17L16 (filed February 3, 2017). The complaint alleges, among other things, that the directors of Centrue breached their fiduciary duties in connection with entering into the merger agreement and that Centrue, the Company and Merger Sub aided and abetted those alleged fiduciary breaches. Plaintiff claims, among other things, that Centrue’s board of directors failed to ensure that Centrue’s shareholders would receive maximum value for their shares, utilized preclusive corporate and deal protection terms to inhibit an alternate transaction and failed to conduct an appropriate sale process, and that Centrue’s largest shareholder and its representative on Centrue’s board of directors exerted undue influence to force a sale of Centrue at an unfair price. The action seeks a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger, directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of Centrue shareholders and awarding plaintiff his costs and attorneys’ fees. The defendants believe that the claims in this lawsuit is wholly without merit and intend to defend them vigorously. It is possible that other potential plaintiffs may file additional lawsuits challenging the proposed transaction.

The outcome of the pending and any additional future litigation is uncertain. If any case is not resolved, the lawsuit(s) could prevent or delay completion of the merger and result in substantial costs to the Company and Centrue, including any costs associated with the indemnification of directors and officers that are not covered by insurance. One of the conditions to each party’s obligation to close the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger or the bank merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2017.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
January 1 - 31, 2017	1,270	$35.16	-	-
February 1 - 28, 2017	167	34.53	-	-
March 1 -31, 2017	377	35.59	-	-
Total	1,814	$35.19	-	-

__________________________________

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities

On March 28, 2017, the Company issued 120,000 shares of its common stock to the accredited investors as the merger consideration in connection with the CedarPoint acquisition in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities

On May 24, 2016, the Company sold 3,044,252 shares of common stock in its initial public offering, and on June 6, 2016, the Company issued an additional 545,813 shares of common stock when the underwriters for the initial public offering fully exercised their option to purchase additional shares. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-210683), which was declared effective by the SEC on May 23, 2016. Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “MSBI”.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on May 24, 2016 pursuant to Rule 424(b)(4) under the Securities Act. From the effective date of the registration statement through March 31, 2017, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank, and used $8.0 million to redeem the Company’s outstanding 8.25% subordinated notes due June 2021.

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: May 10, 2017	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2017	By:	/s/	Kevin L. Thompson
Kevin L. Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)