Form 10-Q
period 2017-06-30
Midland States Bancorp, Inc.
filed 2017-08-09
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the Registrant had 19,095,237 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and due from banks	$332,422	$189,543
Federal funds sold	1,934	1,173
Cash and cash equivalents	334,356	190,716
Investment securities available for sale, at fair value	385,340	246,339
Investment securities held to maturity, at amortized cost (fair value of $79,612 and $81,952 at June 30, 2017 and December 31, 2016, respectively)	75,371	78,672
Loans	3,184,063	2,319,976
Allowance for loan losses	(15,424)	(14,862)
Total loans, net	3,168,639	2,305,114
Loans held for sale, at fair value	41,689	70,565
Premises and equipment, net	76,598	66,692
Other real estate owned	7,036	3,560
Nonmarketable equity securities	28,891	19,485
Accrued interest receivable	10,322	8,202
Mortgage servicing rights, at lower of cost or market	70,277	68,008
Intangible assets	18,459	7,187
Goodwill	96,940	48,836
Cash surrender value of life insurance policies	111,802	74,226
Accrued income taxes receivable	2,709	5,862
Deferred tax assets, net	22,802	—
Other assets	40,411	40,259
Total assets	$4,491,642	$3,233,723
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$780,803	$562,333
Interest-bearing	2,552,228	1,842,033
Total deposits	3,333,031	2,404,366
Short-term borrowings	170,629	131,557
FHLB advances and other borrowings	400,304	237,518
Subordinated debt	54,556	54,508
Trust preferred debentures	45,156	37,405
Accrued interest payable	1,555	1,045
Deferred tax liabilities, net	—	8,598
Other liabilities	34,459	36,956
Total liabilities	4,039,690	2,911,953

Shareholders’ Equity:
Preferred stock, Series H, $2 par value, $1,000 liquidation value; 2,636 shares authorized, issued and outstanding at June 30, 2017	3,134	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,087,409 and 15,483,499 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	191	155
Capital surplus	329,347	209,712
Retained earnings	118,201	112,513
Accumulated other comprehensive income (loss)	1,079	(610)
Total shareholders’ equity	451,952	321,770
Total liabilities and shareholders’ equity	$4,491,642	$3,233,723

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans:
Taxable	$30,254	$26,777	$58,327	$49,694
Tax exempt	323	322	640	645
Loans held for sale	720	919	1,489	1,543
Investment securities:
Taxable	1,560	2,710	2,799	5,456
Tax exempt	945	926	1,857	1,847
Nonmarketable equity securities	239	174	457	330
Federal funds sold and cash investments	487	287	798	567
Total interest income	34,528	32,115	66,367	60,082
Interest expense:
Deposits	2,807	2,290	5,193	4,512
Short-term borrowings	82	68	162	136
FHLB advances and other borrowings	841	256	1,407	392
Subordinated debt	873	1,054	1,746	2,112
Trust preferred debentures	525	458	998	901
Total interest expense	5,128	4,126	9,506	8,053
Net interest income	29,400	27,989	56,861	52,029
Provision for loan losses	458	629	1,991	1,754
Net interest income after provision for loan losses	28,942	27,360	54,870	50,275
Noninterest income:
Commercial FHA revenue	4,153	8,538	10,848	15,100
Residential mortgage banking revenue	2,330	1,037	5,246	2,158
Wealth management revenue	3,406	1,870	6,279	3,655
Service charges on deposit accounts	1,122	965	2,014	1,872
Interchange revenue	1,114	945	2,092	1,909
FDIC loss-sharing expense	—	(1,608)	—	(1,661)
Gain on sales of investment securities, net	55	72	122	276
Other-than-temporary impairment on investment securities	—	—	—	(824)
(Loss) gain on sales of other real estate owned	(4)	83	32	79
Other income	1,443	2,114	3,328	4,071
Total noninterest income	13,619	14,016	29,961	26,635
Noninterest expense:
Salaries and employee benefits	21,842	17,012	38,957	32,399
Occupancy and equipment	3,472	3,233	6,655	6,544
Data processing	2,949	2,624	5,746	5,244
FDIC insurance	468	498	838	962
Professional	3,142	1,573	6,134	3,274
Marketing	804	649	1,446	1,292
Communications	386	547	932	1,063
Loan expense	482	552	902	1,037
Other real estate owned	167	417	579	569
Amortization of intangible assets	579	519	1,104	1,099
Other expense	3,354	3,280	5,149	5,059
Total noninterest expense	37,645	30,904	68,442	58,542
Income before income taxes	4,916	10,472	16,389	18,368
Income taxes	1,377	3,683	4,360	6,460
Net income	3,539	6,789	12,029	11,908
Preferred stock dividends	19	—	19	—
Net income available to common shareholders	$3,520	$6,789	$12,010	$11,908
Per common share data:
Basic earnings per common share	$0.21	$0.51	$0.73	$0.94
Diluted earnings per common share	$0.20	$0.50	$0.71	$0.92
Weighted average common shares outstanding	16,803,724	13,358,289	16,272,929	12,657,552
Weighted average diluted common shares outstanding	17,320,089	13,635,074	16,838,416	12,936,995

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$3,539	$6,789	$12,029	$11,908
Other comprehensive income:
Investment securities available for sale:
Unrealized gains that occurred during the period	2,173	2,283	2,941	6,022
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(55)	(72)	(122)	(276)
Income tax effect	(822)	(890)	(1,095)	(2,313)
Change in investment securities available for sale, net of tax	1,296	1,321	1,724	3,433
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	(33)	(14)	(58)	(39)
Income tax effect	13	6	23	16
Change in investment securities held to maturity, net of tax	(20)	(8)	(35)	(23)
Cash flow hedges:
Change in fair value of interest rate swap	—	31	—	61
Income tax effect	—	(13)	—	(25)
Change in cash flow hedges, net of tax	—	18	—	36
Other comprehensive income, net of tax	1,276	1,331	1,689	3,446
Total comprehensive income	$4,815	$8,120	$13,718	$15,354

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	(loss) income	equity
Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	12,029	—	12,029
Compensation expense for stock option grants	—	—	273	—	—	273
Amortization of restricted stock awards	—	—	393	—	—	393
Preferred dividends declared	—	—	—	(19)	—	(19)
Common dividends declared ($0.40 per share)	—	—	—	(6,322)	—	(6,322)
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,350	—	—	3,351
Acquisition of Centrue Financial Corporation	3,134	32	112,480	—	—	115,646
Issuance of common stock under employee benefit plans	—	3	3,139	—	—	3,142
Other comprehensive income	—	—	—	—	1,689	1,689
Balances, June 30, 2017	$3,134	$191	$329,347	$118,201	$1,079	$451,952

Balances, December 31, 2015	$—	$118	$135,822	$90,911	$6,029	$232,880
Cumulative effect of change in accounting principle	—	—	87	(87)	—	—
Balances, January 1, 2016	—	118	135,909	90,824	6,029	232,880
Net income	—	—	—	11,908	—	11,908
Compensation expense for stock option grants	—	—	212	—	—	212
Amortization of restricted stock awards	—	—	251	—	—	251
Common dividends declared ($0.36 per share)	—	—	—	(4,272)	—	(4,272)
Initial public offering of 3,590,065 shares of common stock, net of issuance costs	—	36	71,662	—	—	71,698
Issuance of common stock under employee benefit plans	—	—	145	—	—	145
Other comprehensive income	—	—	—	—	3,446	3,446
Balances, June 30, 2016	$—	$154	$208,179	$98,460	$9,475	$316,268

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF  CASH FLOWS—(UNAUDITED)

(dollars in thousands)

(dollars in thousands)
	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,029	$11,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,991	1,754
Depreciation on premises and equipment	2,339	2,542
Amortization of intangible assets	1,104	1,099
FDIC loss-sharing expense	—	1,661
Amortization of restricted stock awards	393	251
Compensation expense for stock option grants	273	212
Increase in cash surrender value of life insurance	(1,227)	(936)
Investment securities amortization, net	671	531
Other-than-temporary impairment on investment securities	—	824
Gain on sales of investment securities, net	(122)	(276)
Gain on sales of other real estate owned	(32)	(79)
Write-down of other real estate owned	171	215
Origination of loans held for sale	(434,547)	(492,995)
Proceeds from sales of loans held for sale	472,979	456,368
Gain on loans sold and held for sale	(15,679)	(20,294)
Amortization of mortgage servicing rights	2,747	2,733
Impairment of mortgage servicing rights	1,726	5,020
Net change in operating assets and liabilities:
Accrued interest receivable	256	(663)
Accrued interest payable	235	74
Accrued income taxes receivable	3,153	5,208
Other assets	8,616	1,434
Other liabilities	(5,526)	(1,954)
Net cash provided by (used in) operating activities	51,550	(25,363)
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(134,037)	(44,029)
Sales	8,623	30,326
Maturities and payments	137,464	16,409
Investment securities held to maturity:
Purchases	(2,707)	(2,190)
Maturities	5,835	4,723
Net increase in loans	(179,387)	(170,595)
Purchases of premises and equipment	(2,667)	(1,556)
Purchase of bank-owned life insurance	—	(20,000)
Purchases of nonmarketable equity securities	(5,056)	(2,003)
Sales of nonmarketable equity securities	3,818	90
Proceeds from sales of other real estate owned	3,340	3,628
Net cash paid in acquisitions	(18,519)	—
Net cash used in investing activities	(183,293)	(185,197)
Cash flows from financing activities:
Net increase (decrease) in deposits	186,821	(13,096)
Net increase in short-term borrowings	24,638	17,476
Proceeds from FHLB borrowings	177,357	495,000
Payments made on FHLB borrowings	(149,857)	(437,500)
Proceeds from other borrowings, net of issuance costs	39,964	—
Payments made on other borrowings	(341)	—
Payments made on subordinated debt	—	(8,000)
Cash dividends paid on common stock	(6,322)	(4,272)
Cash dividends paid on preferred stock	(19)	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	71,698
Proceeds from issuance of common stock under employee benefit plans	3,142	145
Net cash provided by financing activities	275,383	121,451
Net increase (decrease) in cash and cash equivalents	$143,640	$(89,109)
Cash and cash equivalents:
Beginning of period	$190,716	$212,475
End of period	$334,356	$123,366
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$8,996	$7,979
Income tax paid	630	157
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$2,004	$2,153
Transfer of premises and equipment to assets held for sale	$1,748	$—

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1 – Business Description

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Our 136-year old banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation (“Love Funding”), based in Washington, D.C. and operate a commercial equipment leasing business on a nationwide basis through our subsidiary, Heartland Business Credit Corporation (“Business Credit”), based in Denver, Colorado.

On June 9, 2017, we completed the acquisition of Centrue Financial Corporation (“Centrue”) and its banking subsidiary, Centrue Bank, as more fully described in Note 3 to the consolidated financial statements. We intend to merge Centrue Bank into the Bank in the third quarter of 2017. Through the Centrue acquisition, we greatly expanded our commercial and retail banking presence in northern and central Illinois.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our income sources also include Love Funding’s commercial Federal Housing Administration (“FHA”) loan origination and servicing income and Business Credit’s interest income on indirect financing leases. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2016 amounts have been made to conform to the 2017 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company operates through its principal wholly owned banking subsidiaries, Midland States Bank and Centrue Bank. The Bank operates through its branch banking offices and principal subsidiaries: Love Funding and Business Credit.

Impact of Recently Issued Accounting Standards

FASB Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”; FASB ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” – In May 2014, the Financial Accounting Standards Board (the “FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company has determined the result of applying ASU 2014-09 to the individual revenue streams affected, as well as on an aggregate basis, will not be material to the Company’s consolidated financial statements. The Company continues to evaluate the impact of the disclosure requirements associated with ASU 2014-09.

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

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have formed a committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the potential impact on the Company’s consolidated financial statements.

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

Note 3 – Acquisitions

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue and its banking subsidiary, Centrue Bank, which operates 20 full-service banking centers located principally in northern Illinois. In the aggregate, the Company acquired Centrue for approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through June 30, 2017, transaction and integration costs of $6.7 million associated with the acquisition have been expensed as incurred.

Under the acquisition method of accounting, the consideration paid is allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the consideration paid for the Centrue acquisition is allocated as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$42,461
Investment securities available for sale	148,667
Loans	688,133
Loans held for sale	531
Premises and equipment	12,435
Other real estate owned	4,833
Nonmarketable equity securities	8,168
Accrued interest receivable	2,376
Mortgage servicing rights	1,933
Intangible assets	10,376
Cash surrender value of life insurance policies	36,349
Deferred tax assets, net	33,312
Other assets	3,453
Total assets acquired	993,027
Liabilities assumed:
Deposits	741,844
Short-term borrowings	14,434
FHLB advances and other borrowings	95,332
Trust preferred debentures	7,565
Accrued interest payable	275
Other liabilities	2,853
Total liabilities assumed	862,303
Net assets acquired	130,724
Goodwill	45,918
Total consideration paid	$176,642

Prior to the end of the one year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

Goodwill of $45.9 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Centrue into the Company. The goodwill is assigned as part of the Company’s Banking reporting unit. The portion of the purchase price allocated to goodwill will not be deductible for tax purposes.

The identifiable assets acquired included the establishment of $10.4 million in core deposit intangibles, which are expected to be amortized on an accelerated basis over an estimated useful life of eight years.

Acquired loan data for Centrue can be found in the table below (in thousands):

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
	at Acquisition Date	at Acquisition Date	to be Collected
Acquired receivables subject to ASC 310-30	$11,800	$30,375	$8,726
Acquired receivables not subject to ASC 310-30	676,333	816,655	2,422

The following table provides the unaudited pro forma information for the results of operations for three and six months ended June 30, 2017 and 2016, as if the acquisition had occurred on January 1, 2016 (dollars in thousands). The pro forma results combine the historical results of Centrue with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of June 30, 2017 are included in net income in the table below. Acquisition related expenses that were recognized and are included in the pro forma net income for the three and six months ended June 30, 2017 totaled $6.1 million and $6.7 million, respectively, on a pre-tax basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue (1)	$50,873	$53,337	$104,090	$99,395
Net income	3,958	8,629	13,220	14,379
Diluted earnings per common share	0.20	0.51	0.67	0.89

(1)	Net interest income plus noninterest income

CedarPoint Investment Advisors, Inc.

On March 28, 2017, the Company acquired all of the outstanding capital stock of CedarPoint Investment Advisors, Inc. (“CedarPoint”), an SEC registered investment advisory firm, pursuant to an Agreement and Plan of Merger, dated as of March 15, 2017. CedarPoint had approximately $180.0 million of assets under administration. The Company acquired CedarPoint for $3.7 million, which consisted of the issuance of 102,000 shares of the Company’s common stock and an accrual in other liabilities of $345,000 for the fair value of 18,000 shares that will be held in escrow as additional consideration until at least March 31, 2019, to secure the sellers’ obligations to indemnify the Company and its affiliates for certain losses they may suffer in connection with the transaction. Intangible assets recognized as a result of the transaction consisted of approximately $2.2 million in goodwill and $2.0 million in customer relationship intangibles. The customer relationship intangibles are being amortized on a straight-line basis over 12 years.

Acquisition of Wealth Management Assets

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

Note 4 – Investment Securities Available for Sale

Investment securities classified as available for sale as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$25,993	$—	$57	$25,936
Government sponsored entity debt securities	19,770	87	14	19,843
Agency mortgage-backed securities	242,021	1,119	590	242,550
State and municipal securities	39,813	409	40	40,182
Corporate securities	53,418	790	159	54,049
Equity securities	2,692	98	10	2,780
Total	$383,707	$2,503	$870	$385,340

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$75,973	$—	$72	$75,901
Government sponsored entity debt securities	7,653	57	22	7,688
Agency mortgage-backed securities	90,629	373	932	90,070
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,826	15	567	25,274
Corporate securities	47,443	403	441	47,405
Total	$247,525	$848	$2,034	$246,339

Unrealized losses and fair values for investment securities available for sale as of June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$7,957	$36	$17,979	$21	$25,936	$57
Government sponsored entity debt securities	13,419	14	—	—	13,419	14
Agency mortgage-backed securities	59,248	549	1,093	41	60,341	590
State and municipal securities	7,877	37	527	3	8,404	40
Corporate securities	2,523	44	4,846	115	7,369	159
Equity securities	2,589	10	—	—	2,589	10
Total	$93,613	$690	$24,445	$180	$118,058	$870

	December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$75,901	$72	$—	$—	$75,901	$72
Government sponsored entity debt securities	4,107	22	—	—	4,107	22
Agency mortgage-backed securities	57,882	930	402	2	58,284	932
State and municipal securities	20,215	567	—	—	20,215	567
Corporate securities	11,111	334	8,312	107	19,423	441
Total	$169,216	$1,925	$8,714	$109	$177,930	$2,034

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

At June 30, 2017 and December 31, 2016, 66 and 107 investment securities available for sale, respectively, had unrealized losses with aggregate depreciation of 0.73% and 1.13%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position; therefore, the Company does not consider these securities to be other than temporarily impaired at June 30, 2017 and December 31, 2016.

For the three and six months ended June 30, 2017, there was no OTTI recognized on investment securities available for sale. During the three and six months ended June 30, 2016, the Company recognized $0 and $824,000,  respectively, of OTTI on its investment securities available for sale.

The amortized cost and fair value of the available-for-sale investment securities as of June 30, 2017 are shown by expected maturity in the following table (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$28,156	$28,135
After one year through five years	219,882	220,516
After five years through ten years	115,110	116,052
After ten years	17,867	17,857
Equity securities	2,692	2,780
Total	$383,707	$385,340

Proceeds from the sale of securities available for sale were $5.6 million and $8.6 million for the three and six months ended June 30, 2017, respectively. Gross realized gains from the sale of securities available for sale were $55,000 and $122,000 for the three and six months ended June 30, 2017, respectively.  There were no gross realized losses for the three and six months ended June 30, 2017.

Proceeds from the sale of securities available for sale were $6.5 million and $30.3 million for the three and six months ended June 30, 2016, respectively. Gross realized gains from the sale of securities available for sale were $72,000 and $276,000 for the three and six months ended June 30, 2016, respectively. There were no gross realized losses for the three and six months ended June 30, 2016.

Note 5 – Investment Securities Held to Maturity

Investment securities classified as held to maturity as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$75,371	$4,369	$128	$79,612

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
State and municipal securities	$78,672	$3,517	$237	$81,952

Unrealized losses and fair value for investment securities held to maturity as of June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

June 30, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$4,132	$64	$2,767	$64	$6,899	$128

December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
State and municipal securities	$13,991	$140	$2,699	$97	$16,690	$237

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

At June 30, 2017 and December 31, 2016, 25 and 47 investment securities held to maturity, respectively, had unrealized losses with aggregate depreciation of 1.82% and 1.40%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider who issued the securities and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position; therefore, the Company does not consider these securities to be other than temporarily impaired at June 30, 2017 and December 31, 2016.

The amortized cost and fair value of investment securities held to maturity as of June 30, 2017, by contractual maturity, are as follows (in thousands):

	Amortized	Fair
	cost	value
Within one year	$769	$773
After one year through five years	20,348	21,033
After five years through ten years	35,575	38,457
After ten years	18,679	19,349
Total	$75,371	$79,612

Note 6 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans (1)	Total	Loans	Loans (1)	Total
Loans:
Commercial	$568,855	$2,256	$571,111	$454,310	$3,517	$457,827
Commercial real estate	1,456,072	14,415	1,470,487	963,895	5,720	969,615
Construction and land development	171,529	4,569	176,098	165,175	12,150	177,325
Total commercial loans	2,196,456	21,240	2,217,696	1,583,380	21,387	1,604,767
Residential real estate	419,905	8,559	428,464	247,156	6,557	253,713
Consumer	335,693	209	335,902	269,705	312	270,017
Lease financing	202,001	—	202,001	191,479	—	191,479
Total loans	$3,154,055	$30,008	$3,184,063	$2,291,720	$28,256	$2,319,976

(1)	The unpaid principal balance for PCI loans totaled $45.4 million and $34.6 million as of June 30, 2017 and December 31, 2016, respectively.

Total loans include net deferred loan fees of $2.7 million and $3.1 million at June 30, 2017 and December 31, 2016, respectively, and unearned discounts of $21.2 million and $20.7 million within the lease financing portfolio at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company had commercial and residential loans held for sale totaling $41.7 million and $70.6 million, respectively.  During the three and six months ended June 30, 2017, the Company sold commercial and residential real estate loans with proceeds totaling $215.4 million and $473.0 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $250.8 million and $456.4 million for the comparable periods in 2016, respectively.

The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominantly secured by equipment, inventory, accounts receivable, and other sources of repayment.

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

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $26.4 million and $26.5 million at June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, there were $2.2 million and $3.0 million, respectively, of new loans and other additions, while repayments and other reductions totaled $662,000 and $3.1 million, respectively.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$540,150	$1,415,774	$164,247	$2,120,171	$426,560	$925,244	$159,702	$1,511,506
Special mention	15,702	8,243	—	23,945	10,930	8,735	—	19,665
Substandard	9,777	14,473	210	24,460	12,649	21,178	450	34,277
Substandard – nonaccrual	2,989	16,277	—	19,266	3,559	7,145	21	10,725
Doubtful	—	—	—	—	—	—	—	—
Not graded	237	1,305	7,072	8,614	612	1,593	5,002	7,207
Total (excluding PCI)	$568,855	$1,456,072	$171,529	$2,196,456	$454,310	$963,895	$165,175	$1,583,380

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
	Residential		Lease		Residential		Lease
	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$414,409	$335,439	$201,149	$950,997	$242,127	$269,492	$190,148	$701,767
Impaired	5,496	254	852	6,602	5,029	213	1,331	6,573
Total (excluding PCI)	$419,905	$335,693	$202,001	$957,599	$247,156	$269,705	$191,479	$708,340

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at June 30, 2017 and December 31, 2016 do not include $30.0 million and $28.3 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Nonaccrual loans:
Commercial	$2,989	$3,559
Commercial real estate	16,277	7,145
Construction and land development	—	21
Residential real estate	4,621	4,629
Consumer	252	187
Lease financing	852	1,330
Total nonaccrual loans	24,991	16,871
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	113	2,378
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	97	—
Consumer	2	26
Lease financing	—	1
Total accruing loans contractually past due 90 days or more as to interest or principal payments	212	2,405
Loans modified under troubled debt restructurings and still accruing:
Commercial	340	611
Commercial real estate	1,234	11,253
Construction and land development	60	63
Residential real estate	778	400
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings and still accruing	2,412	12,327
Total impaired loans (excluding PCI)	$27,615	$31,603

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2017 and 2016 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $307,000 and $422,000 for the three and six months ended June 30, 2017, respectively, and $150,000 and $265,000 for the three and six months ended June 30, 2016, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $19,000 and $36,000 for the three and six months ended June 30, 2017, respectively, and $63,000 and $109,000 for the comparable periods in 2016, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$2,781	$4,391	$199	$3,877	$3,888	$882
Commercial real estate	1,014	1,647	53	2,142	2,331	309
Construction and land development	60	60	5	84	84	8
Residential real estate	3,999	4,731	688	3,735	4,404	604
Consumer	254	262	27	213	190	23
Lease financing	680	680	220	1,331	1,331	356
Total impaired loans with a valuation allowance	8,788	11,771	1,192	11,382	12,228	2,182
Impaired loans with no related valuation allowance:
Commercial	661	4,033	—	2,671	7,567	—
Commercial real estate	16,497	17,091	—	16,256	17,058	—
Construction and land development	—	—	—	—	—	—
Residential real estate	1,497	1,686	—	1,294	1,462	—
Consumer	—	—	—	—	26	—
Lease financing	172	172	—	—	—	—
Total impaired loans with no related valuation allowance	18,827	22,982	—	20,221	26,113	—
Total impaired loans:
Commercial	3,442	8,424	199	6,548	11,455	882
Commercial real estate	17,511	18,738	53	18,398	19,389	309
Construction and land development	60	60	5	84	84	8
Residential real estate	5,496	6,417	688	5,029	5,866	604
Consumer	254	262	27	213	216	23
Lease financing	852	852	220	1,331	1,331	356
Total impaired loans (excluding PCI)	$27,615	$34,753	$1,192	$31,603	$38,341	$2,182

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $7.1 million and $6.7 million at June 30, 2017 and December 31, 2016, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended June 30, 2017 and 2016 are included in the table below (in thousands):

	Three Months Ended June 30,
	2017		2016
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$2,789	$2	$1,921	$—
Commercial real estate	1,018	17	1,675	61
Construction and land development	61	1	67	2
Residential real estate	3,975	4	3,704	8
Consumer	263	—	45	—
Lease financing	680	—	980	—
Total impaired loans with a valuation allowance	8,786	24	8,392	71
Impaired loans with no related valuation allowance:
Commercial	779	—	—	—
Commercial real estate	16,836	—	9,645	—
Construction and land development	—	—	—	—
Residential real estate	1,359	—	674	1
Consumer	—	—	—	—
Lease financing	172	—	—	—
Total impaired loans with no related valuation allowance	19,146	—	10,319	1
Total impaired loans:
Commercial	3,568	2	1,921	—
Commercial real estate	17,854	17	11,320	61
Construction and land development	61	1	67	2
Residential real estate	5,334	4	4,378	9
Consumer	263	—	45	—
Lease financing	852	—	980	—
Total impaired loans (excluding PCI)	$27,932	$24	$18,711	$72

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the six months ended June 30, 2017 and 2016 are included in the table below (in thousands):

	Six Months Ended June 30,
	2017		2016
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$2,782	$2	$4,315	$—
Commercial real estate	1,038	34	1,696	106
Construction and land development	62	2	67	3
Residential real estate	4,003	8	3,768	12
Consumer	272	—	45	—
Lease financing	680	—	980	—
Total impaired loans with a valuation allowance	8,837	46	10,871	121
Impaired loans with no related valuation allowance:
Commercial	853	—	—	—
Commercial real estate	16,954	—	9,716	—
Construction and land development	—	—	—	—
Residential real estate	1,373	1	679	1
Consumer	—	—	—	—
Lease financing	172	—	—	—
Total impaired loans with no related valuation allowance	19,352	1	10,395	1
Total impaired loans:
Commercial	3,635	2	4,315	—
Commercial real estate	17,992	34	11,412	106
Construction and land development	62	2	67	3
Residential real estate	5,376	9	4,447	13
Consumer	272	—	45	—
Lease financing	852	—	980	—
Total impaired loans (excluding PCI)	$28,189	$47	$21,266	$122

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of June 30, 2017 (in thousands):

			Accruing
			Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$3,114	$2,709	$113	$2,989	$8,925	$559,930	$568,855
Commercial real estate	823	1,690	—	16,277	18,790	1,437,282	1,456,072
Construction and land development	1,012	—	—	—	1,012	170,517	171,529
Residential real estate	408	416	97	4,621	5,542	414,363	419,905
Consumer	1,972	1,085	2	252	3,311	332,382	335,693
Lease financing	337	—	—	852	1,189	200,812	202,001
Total (excluding PCI)	$7,666	$5,900	$212	$24,991	$38,769	$3,115,286	$3,154,055

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

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $279,000 and $203,000 as of June 30, 2017 and December 31, 2016, respectively. The Company had no unfunded commitments in connection with TDRs at June 30, 2017 and December 31, 2016.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$340	$—	$340	$611	$—	$611
Commercial real estate	1,234	14,589	15,823	11,253	5,098	16,351
Construction and land development	60	—	60	63	—	63
Residential real estate	778	539	1,317	400	527	927
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,412	$15,128	$17,540	$12,327	$5,625	$17,952

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2017 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended June 30, 2017:
Troubled debt restructurings:
Number of loans	—	—	—	2	—	—	2
Pre-modification outstanding balance	$—	$—	$—	$384	$—	$—	$384
Post-modification outstanding balance	—	—	—	384	—	—	384

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2017:
Troubled debt restructurings:
Number of loans	1	—	—	2	—	—	3
Pre-modification outstanding balance	$362	$—	$—	$384	$—	$—	$746
Post-modification outstanding balance	339	—	—	384	—	—	723

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2016 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2016 (dollars in thousands):

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

Changes in the allowance for loan losses for the three months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,
	2017			2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$14,501	$1,304	$15,805	$12,608	$1,963	$14,571
Provision for loan losses	420	38	458	1,513	(884)	629
Loan charge-offs	(1,354)	—	(1,354)	(726)	—	(726)
Loan recoveries	470	45	515	234	44	278
Net loan (charge-offs) recoveries	(884)	45	(839)	(492)	44	(448)
Balance, end of period	$14,037	$1,387	$15,424	$13,629	$1,123	$14,752

Changes in the allowance for loan losses for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Six Months Ended June 30,
	2017			2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988
Provision for loan losses	1,825	166	1,991	2,596	(842)	1,754
Loan charge-offs	(2,521)	—	(2,521)	(3,422)	—	(3,422)
Loan recoveries	989	103	1,092	362	70	432
Net loan (charge-offs) recoveries	(1,532)	103	(1,429)	(3,060)	70	(2,990)
Balance, end of period	$14,037	$1,387	$15,424	$13,629	$1,123	$14,752

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended June 30, 2017:
Beginning balance	$6,034	$3,930	$460	$2,842	$1,284	$1,255	$15,805
Provision for loan losses	45	41	(325)	516	288	(107)	458
Charge-offs	(728)	(174)	—	(155)	(255)	(42)	(1,354)
Recoveries	30	199	12	174	68	32	515
Ending balance	$5,381	$3,996	$147	$3,377	$1,385	$1,138	$15,424

Changes in allowance for loan losses for the three months ended June 30, 2016:
Beginning balance	$5,353	$4,883	$345	$2,325	$742	$923	$14,571
Provision for loan losses	746	(1,313)	216	404	118	458	629
Charge-offs	(2)	(108)	—	(201)	(69)	(346)	(726)
Recoveries	89	49	8	56	36	40	278
Ending balance	$6,186	$3,511	$569	$2,584	$827	$1,075	$14,752

Changes in allowance for loan losses for the six months ended June 30, 2017:
Beginning balance	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	115	862	(233)	546	770	(69)	1,991
Charge-offs	(737)	(470)	—	(327)	(431)	(556)	(2,521)
Recoveries	83	379	35	229	116	250	1,092
Ending balance	$5,381	$3,996	$147	$3,377	$1,385	$1,138	$15,424

Changes in allowance for loan losses for the six months ended June 30, 2016:
Beginning balance	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Provision for loan losses	1,403	(1,509)	117	666	153	924	1,754
Charge-offs	(2,262)	(247)	—	(301)	(134)	(478)	(3,422)
Recoveries	128	88	17	99	59	41	432
Ending balance	$6,186	$3,511	$569	$2,584	$827	$1,075	$14,752

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2017 and December 31, 2016 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
June 30, 2017:

Allowance for loan losses:
Loans individually evaluated for impairment	$181	$39	$5	$472	$—	$169	$866
Loans collectively evaluated for impairment	18	14	—	216	27	51	326
Non-impaired loans collectively evaluated for impairment	4,692	3,592	141	2,297	1,205	918	12,845
Loans acquired with deteriorated credit quality (1)	490	351	1	392	153	—	1,387
Total allowance for loan losses	$5,381	$3,996	$147	$3,377	$1,385	$1,138	$15,424
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$3,274	$17,379	$60	$3,474	$—	$369	$24,556
Impaired loans collectively evaluated for impairment	168	132	—	2,022	254	483	3,059
Non-impaired loans collectively evaluated for impairment	565,413	1,438,561	171,469	414,409	335,439	201,149	3,126,440
Loans acquired with deteriorated credit quality (1)	2,256	14,415	4,569	8,559	209	—	30,008
Total recorded investment (loan balance)	$571,111	$1,470,487	$176,098	$428,464	$335,902	$202,001	$3,184,063

December 31, 2016:

Allowance for loan losses:
Loans individually evaluated for impairment	$878	$296	$6	$379	$—	$285	$1,844
Loans collectively evaluated for impairment	4	13	2	225	23	71	338
Non-impaired loans collectively evaluated for impairment	4,539	2,684	337	1,968	877	1,157	11,562
Loans acquired with deteriorated credit quality (1)	499	232	—	357	30	—	1,118
Total allowance for loan losses	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$6,504	$18,275	$63	$2,920	$—	$670	$28,432
Impaired loans collectively evaluated for impairment	44	123	21	2,109	213	661	3,171
Non-impaired loans collectively evaluated for impairment	447,762	945,497	165,091	242,127	269,492	190,148	2,260,117
Loans acquired with deteriorated credit quality (1)	3,517	5,720	12,150	6,557	312	—	28,256
Total recorded investment (loan balance)	$457,827	$969,615	$177,325	$253,713	$270,017	$191,479	$2,319,976

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

Changes in the accretable yield for PCI loans were as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$8,833	$9,767	$9,035	$10,526
New loans purchased – Centrue acquisition	9,849	—	9,849	—
Accretion	(950)	(4,216)	(3,193)	(5,257)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	(1,554)	—	(1,545)	—
Reclassification from non-accretable	(513)	1,178	1,519	1,460
Balance, end of period	$15,665	$6,729	$15,665	$6,729

Note 7 – Mortgage Servicing Rights

At June 30, 2017 and December 31, 2016, the Company serviced mortgage loans for others totaling $5.97 billion and $5.64 billion, respectively. A summary of mortgage loans serviced for others as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Commercial FHA mortgage loans	$3,880,686	$3,811,066
Residential mortgage loans	2,085,634	1,833,443
Total loans serviced for others	$5,966,320	$5,644,509

Changes in our mortgage servicing rights were as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Mortgage servicing rights:
Balance, beginning of period	$72,335	$68,298	$71,710	$67,218
Servicing rights acquired – residential mortgage loans	1,933	—	1,933	—
Servicing rights capitalized – commercial FHA mortgage loans	2,107	569	3,588	2,271
Servicing rights capitalized – residential mortgage loans	703	980	1,221	1,639
Amortization – commercial FHA mortgage loans	(639)	(582)	(1,278)	(1,149)
Amortization – residential mortgage loans	(734)	(870)	(1,469)	(1,584)
Balance, end of period	75,705	68,395	75,705	68,395
Valuation allowances:
Balance, beginning of period	3,778	2,812	3,702	567
Additions	1,650	2,983	1,838	5,228
Reductions	—	(208)	(112)	(208)
Balance, end of period	5,428	5,587	5,428	5,587
Mortgage servicing rights, net	$70,277	$62,808	$70,277	$62,808
Fair value:
At beginning of period	$68,557	$65,486	$68,008	$66,700
At end of period	$70,277	$62,960	$70,277	$62,960

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at June 30, 2017 and December 31, 2016. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
June 30, 2017:
Commercial FHA mortgage loans	0.13%	3.70%	30.3	8.27%	$1,000	10 - 12%
Residential mortgage loans	0.26%	3.93%	23.5	10.89%	$58	8 - 11%

December 31, 2016:
Commercial FHA mortgage loans	0.13%	3.72%	30.2	8.31%	$1,000	10 - 13%
Residential mortgage loans	0.26%	3.89%	24.2	9.72%	$60	9 - 11%

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

Note 8 – Goodwill and Intangible Assets

At June 30, 2017 and December 31, 2016, goodwill totaled $96.9 million and $48.8 million, respectively. Goodwill increased $45.9 million as a result of the acquisition of Centrue on June 9, 2017 and $2.2 million as a result of the acquisition of CedarPoint on March 28, 2017, as further discussed in Note 3 to the consolidated financial statements.

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$30,918	$(16,982)	$13,936	$20,542	$(16,181)	$4,361
Customer relationship intangibles	7,471	(2,948)	4,523	5,471	(2,645)	2,826
Total intangible assets	$38,389	$(19,930)	$18,459	$26,013	$(18,826)	$7,187

In conjunction with the acquisition of Centrue on June 9, 2017, we recorded $10.4 million of core deposit intangibles, which are expected to be amortized on an accelerated basis over an estimated useful life of eight years, as further discussed in Note 3 to the consolidated financial statements.

In conjunction with the acquisition of CedarPoint on March 28, 2017, we recorded $2.0 million of customer relationship intangibles, which are being amortized on a straight-line basis over 12 years, as further discussed in Note 3 to the consolidated financial statements.

Amortization of intangible assets was $579,000 and $1.1 million for the three and six months ended June 30, 2017, respectively, and $519,000 and $1.1 million for the comparable periods in 2016, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at June 30, 2017 and December 31, 2016 (in thousands):

	Notional Amount		Fair Value Gain
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$361,105	$264,359	$7,396	$6,253
Forward commitments to sell mortgage-backed securities	382,597	301,788	91	125
Total	$743,702	$566,147	$7,487	$6,378

Net losses of $396,000 and net gains of $1.1 million were recognized on derivative instruments for the three and six months ended June 30, 2017, respectively. Net gains of $4.5 million and $5.7 million were recognized on derivative instruments for three and six months ended June 30, 2016, respectively. Net gains and losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Interest Rate Swap Contracts

The Company enters into derivative instruments related to interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings. These derivative contracts do not qualify for hedge accounting.

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $10.3 million at June 30, 2017. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $126,000 at June 30, 2017, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Noninterest-bearing demand	$780,803	$562,333
Interest-bearing:
Checking	841,640	656,248
Money market	578,077	399,851
Savings	291,912	166,910
Time	840,599	619,024
Total deposits	$3,333,031	$2,404,366

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of and for the six months ended June 30, 2017 and as of and for the year ended December 31, 2016 (in thousands):

	Repurchase Agreements
	June 30,	December 31,
	2017	2016
Outstanding at period-end	$170,629	$131,557
Average amount outstanding	146,144	130,228
Maximum amount outstanding at any month end	170,629	168,369
Weighted average interest rate:
During period	0.23%	0.23%
End of period	0.22%	0.21%

At June 30, 2017, the Company had federal funds lines of credit totaling $77.0 million. The lines of credit were unused at June 30, 2017.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $187.5 million and $140.0 million at June 30, 2017 and December 31, 2016, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $109.4 million and $35.1 million at June 30, 2017 and December 31, 2016, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans and construction loans totaling $168.6 million and $43.3 million at June 30, 2017 and December 31, 2016, respectively. There were no outstanding borrowings at June 30, 2017 and December 31, 2016.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 3.31% at June 30, 2017 – maturing through May 25, 2020	$39,965	$—
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	—
Midland States Bank
FHLB advances – fixed rate, fixed term of $100.0 million and $112.5 million, at rates averaging 1.27% and 1.00% at June 30, 2017 and December 31, 2016, respectively – maturing through June 2018, and putable fixed rate of $170.0 million and $125.0 million at rates averaging 0.95% and 0.79% at June 30, 2017 and December 31, 2016, respectively, – maturing through August 2023 with call provisions through June 2019	270,000	237,500
Other	8	18
Centrue Bank
FHLB advances – fixed rate, fixed term, at rates averaging 1.33% at June 30, 2017 – maturing through June 2021	51,150	—
FHLB advances – variable rate, fixed term, at rates averaging 0.80% at June 30, 2017 – maturing through March 2018	39,000	—
Total FHLB advances and other borrowings	$400,304	$237,518

On May 25, 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The revolving line of credit matures on May 24, 2018 and pays a variable rate of interest equal to one-month LIBOR plus 2.00%. There were no advances made on the line of credit as of June 30, 2017. The term loan matures on May 25, 2020 and pays a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2017, the Company will be required to make quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Company’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At June 30, 2017, the Company was in compliance with each of these financial covenants.

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 3 to the consolidated financial statements, each share of Centrue’s Series B preferred stock was converted into the right to receive a share of a newly created series of Series G preferred stock of the Company, and was recorded at fair value of $181,000 at the time of acquisition.

The Bank’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.25 billion and $1.18 billion at June 30, 2017 and December 31, 2016, respectively. Centrue Bank’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $367.3 million at June 30, 2017.

Note 13 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	$39,765	$39,729
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,791	14,779
Total subordinated debt	$54,556	$54,508

Note 14 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 4.02% and 3.74%, at June 30, 2017 and December 31, 2016, respectively – $3,000 maturing January 23, 2034	$2,028	$1,996
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 3.90% and 3.63% at June 30, 2017 and December 31, 2016, respectively – $10,000 maturing April 23, 2034	9,958	9,957
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 3.00% and 2.71% at June 30, 2017 and December 31, 2016, respectively – $20,000 maturing December 31, 2036	13,215	13,141
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 2.69% and 2.42% at June 30, 2017 and December 31, 2016, respectively – $20,000 maturing September 6, 2037	12,386	12,311
Centrue Statutory Trust II - variable interest rate equal to LIBOR plus 2.65%, which was 3.92% at June 30, 2017 - $10,000 maturing April 22, 2034	7,569	—
Total trust preferred debentures	$45,156	$37,405

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 3 to the consolidated financial statements, the Company assumed $10.0 million of subordinated debentures that were recorded at a fair value of $7.6 million at the time of acquisition. In April 2004, the Centrue Statutory Trust II (“Centrue Trust II”) issued 10,000 shares of preferred securities with a liquidation amount of $1,000 per preferred security. Centrue issued $10.0 million of subordinated debentures to Centrue Trust II in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of Centrue Trust II, therefore, the trust is not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are shown as a liability, and the Company’s investment in the common stock of Centrue Trust II of $310,000 is included in other assets.

Note 15 – Preferred Stock

Series G Preferred Stock

In conjunction with the acquisition of Centrue on June 9, 2017, as previously discussed in Note 3 to the consolidated financial statements, each share of Centrue’s Series B preferred stock was converted into the right to receive a share of a newly created series of Series G preferred stock of the Company, which are shown in FHLB advances and other borrowings in Note 12 to the consolidated financial statements. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series G preferred stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H

Each share of Centrue’s Series D preferred stock was converted into the right to receive a share of a newly created series of Series H preferred stock of the Company, and was recorded at fair value of $3.1 million at the time of acquisition. Dividends are payable at a fixed rate of 12.5% per annum, payable quarterly and are non-cumulative. No dividends may be paid on shares of common stock, shares of preferred stock that rank junior to Series H preferred stock (other than dividends payable solely in shares of common stock), or shares of preferred stock that rank on parity with Series H preferred stock, if a dividend is not paid in full on the Series H preferred stock, for a period of three calendar quarters from the date of the missing dividend payment date. The Company has the option to redeem, in whole or in part, the shares of Series H preferred stock at any time after July 29, 2019. The per share price payable by the Company for such shares of Series H preferred stock will be equal to $1,000 per share, plus any accrued but unpaid dividends.

Note 16 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock) and common stock warrants. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$3,539	$6,789	$12,029	$11,908
Preferred stock dividends	(19)	—	(19)	—
Net income available to common equity	3,520	6,789	12,010	11,908
Common shareholder dividends	(3,173)	(2,125)	(6,282)	(4,250)
Unvested restricted stock award dividends	(20)	(11)	(40)	(23)
Undistributed earnings to unvested restricted stock awards	—	(25)	(31)	(43)
Undistributed earnings to common shareholders	$327	$4,628	$5,657	$7,592
Basic
Distributed earnings to common shareholders	$3,173	$2,125	$6,282	$4,250
Undistributed earnings to common shareholders	327	4,628	5,657	7,592
Total common shareholders earnings, basic	$3,500	$6,753	$11,939	$11,842
Diluted
Distributed earnings to common shareholders	$3,173	$2,125	$6,282	$4,250
Undistributed earnings to common shareholders	327	4,628	5,657	7,592
Total common shareholders earnings	3,500	6,753	11,939	11,842
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	1	1	1
Total common shareholders earnings, diluted	$3,500	$6,754	$11,940	$11,843
Weighted average common shares outstanding, basic	16,803,724	13,358,289	16,272,929	12,657,552
Options and warrants	516,365	276,785	565,487	279,443
Weighted average common shares outstanding, diluted	17,320,089	13,635,074	16,838,416	12,936,995
Basic earnings per common share	$0.21	$0.51	$0.73	$0.94
Diluted earnings per common share	0.20	0.50	0.71	0.92

Note 17 – Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank and Centrue Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Common equity tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).

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

As of June 30, 2017, the Company, the Bank and Centrue Bank met all capital adequacy requirements to which they were subject, and the Bank’s and Centrue Bank’s capital positions exceeded the regulatory definition of well-capitalized.

At June 30, 2017 and December 31, 2016, the Company’s, the Bank’s and Centrue Bank’s actual and required capital ratios were as follows (dollars in thousands):

	June 30, 2017
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$457,097	12.34%	$296,298	8.00%	N/A	N/A
Midland States Bank	333,095	11.61	229,425	8.00	$286,782	10.00%
Centrue Bank	102,693	12.89	63,735	8.00	79,669	10.00
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	386,864	10.45	222,223	6.00	N/A	N/A
Midland States Bank	317,433	11.07	172,069	6.00	229,425	8.00
Centrue Bank	102,677	12.89	47,801	6.00	63,735	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	321,445	8.68	166,667	4.50	N/A	N/A
Midland States Bank	317,433	11.07	129,052	4.50	186,408	6.50
Centrue Bank	102,677	12.89	35,851	4.50	51,785	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	386,864	11.04	140,216	4.00	N/A	N/A
Midland States Bank	317,433	9.56	132,857	4.00	166,071	5.00
Centrue Bank	102,677	10.80	38,034	4.00	47,543	5.00

	December 31, 2016
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$374,955	13.85%	$216,612	8.00%	N/A	N/A
Midland States Bank	329,759	12.17	216,773	8.00	$270,966	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	305,283	11.27	162,459	6.00	N/A	N/A
Midland States Bank	314,595	11.61	162,580	6.00	216,773	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	253,273	9.35	121,844	4.50	N/A	N/A
Midland States Bank	314,595	11.61	121,935	4.50	176,128	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	305,283	9.76	125,076	4.00	N/A	N/A
Midland States Bank	314,595	10.05	125,271	4.00	156,589	5.00

Note 18 – Fair Value of Financial Instruments

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of June 30, 2017 and December 31, 2016, are summarized below (in thousands):

	June 30, 2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$25,936	$25,936	$—	$—
Government sponsored entity debt securities	19,843	—	19,843	—
Agency mortgage-backed securities	242,550	—	242,550	—
State and municipal securities	40,182	—	40,182	—
Corporate securities	54,049	—	49,309	4,740
Equity securities	2,780	—	2,780	—
Loans held for sale	41,689	—	41,689	—
Interest rate lock commitments	7,396	—	7,396	—
Forward commitments to sell mortgage-backed securities	91	—	91	—
Interest rate swap contracts	126	—	126	—
Total	$434,642	$25,936	$403,966	$4,740
Liabilities
Interest rate swap contracts	$126	$—	$126	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$70,277	$—	$—	$70,277
Impaired loans	6,153	—	1,210	4,943
Other real estate owned	134	—	134	—
Assets held for sale	1,748	—	1,748	—

	December 31, 2016
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level) 3
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$75,901	$75,901	$—	$—
Government sponsored entity debt securities	7,688	—	7,688	—
Agency mortgage-backed securities	90,070	—	90,070	—
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,274	—	25,274	—
Corporate securities	47,405	—	39,925	7,480
Loans held for sale	70,565	—	70,565	—
Interest rate lock commitments	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	—	125	—
Total	$323,282	$75,901	$239,900	$7,481
Liabilities
None

Assets measured at fair value on a non-recurring basis:
Impaired loans	$10,202	$—	$6,635	$3,567
Other real estate owned	165	—	165	—
Assets held for sale	1,550	—	1,550	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Mortgage servicing rights	$1,650	$2,775	$1,726	$5,020
Impaired loans	213	84	563	3,031
Other real estate owned	8	215	180	215
Assets held for sale	1,130	—	1,130	—
Total loss on assets measured on a nonrecurring basis	$3,001	$3,074	$3,599	$8,266

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 (in thousands):

			Non-Agency
	Corporate		Mortgage-Backed
	Securities		Securities
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017		2017
Balance, beginning of period	$7,734	$7,480	$—	$1
Total realized in earnings (1)	85	180	—	—
Total unrealized in other comprehensive income	(3)	242	—	—
Net settlements (principal and interest)	(3,076)	(3,162)	—	(1)
Balance, end of period	$4,740	$4,740	$—	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 (in thousands).

			Non-Agency
	Corporate		Mortgage-Backed
	Securities		Securities
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016		2016
Balance, beginning of period	$6,736	$—	$2	$—
Transferred from Level 2	—	6,749	—	2
Purchases of investment securities recognized as Level 3	3,000	3,000	—	—
Total realized in earnings (1)	85	158	—	—
Total unrealized in other comprehensive income	20	(2)	—	—
Net settlements (principal and interest)	(76)	(140)	—	—
Balance, end of period	$9,765	$9,765	$2	$2

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$332,422	$332,422	$332,422	$—	$—
Federal funds sold	1,934	1,934	1,934	—	—
Investment securities available for sale	385,340	385,340	25,936	354,664	4,740
Investment securities held to maturity	75,371	79,612	—	79,612	—
Nonmarketable equity securities	28,891	28,891	—	28,891	—
Loans, net	3,168,639	3,170,384	—	—	3,170,384
Loans held for sale	41,689	41,689	—	41,689	—
Accrued interest receivable	10,322	10,322	—	10,322	—
Interest rate lock commitments	7,396	7,396	—	7,396	—
Forward commitments to sell mortgage-backed securities	91	91	—	91	—
Interest rate swap contracts	126	126	—	126	—
Liabilities
Deposits	$3,333,031	$3,330,855	$—	$3,330,855	$—
Short-term borrowings	170,629	170,629	—	170,629	—
FHLB and other borrowings	400,304	399,365	—	399,365	—
Subordinated debt	54,556	49,966	—	49,966	—
Trust preferred debentures	45,156	43,108	—	43,108	—
Accrued interest payable	1,555	1,555	—	1,555	—
Interest rate swap contracts	126	126	—	126	—

	December 31, 2016
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$189,543	$189,543	$189,543	$—	$—
Federal funds sold	1,173	1,173	1,173	—	—
Investment securities available for sale	246,339	246,339	75,901	162,957	7,481
Investment securities held to maturity	78,672	81,952	—	81,952	—
Nonmarketable equity securities	19,485	19,485	—	19,485	—
Loans, net	2,305,114	2,305,206	—	—	2,305,206
Loans held for sale	70,565	70,565	—	70,565	—
Accrued interest receivable	8,202	8,202	—	8,202	—
Interest rate lock commitments	6,253	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	125	—	125	—
Liabilities
Deposits	$2,404,366	$2,404,231	$—	$2,404,231	$—
Short-term borrowings	131,557	131,557	—	131,557	—
FHLB and other borrowings	237,518	236,736	—	236,736	—
Subordinated debt	54,508	49,692	—	49,692	—
Trust preferred debentures	37,405	33,054	—	33,054	—
Accrued interest payable	1,045	1,045	—	1,045	—

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

For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During the three months ended June 30, 2016, there were no investment securities transferred from Level 2 to Level 3. During the six months ended June 30, 2016, $6.7 million of corporate securities and $2,000 of non-agency mortgage backed securities were transferred from Level 2 to Level 3 because observable market inputs were not available and the securities were not actively traded; therefore, the fair value was determined utilizing third-party valuation services through consensus pricing. There were no investment securities available for sale transferred from Level 2 to Level 3 during the three and six months ended June 30, 2017.

Corporate securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. The significant unobservable input used in the fair value measurement of Level 3 corporate securities is net market price (range of -2.0% to 2.5%; weighted average of 1.5%). Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Net market price generally increases when market interest rates decline and declines when market interest rates increase.

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

Impaired loans.  Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. The loan balances shown in the above tables represent nonaccrual and restructured loans for which impairment was recognized during the three and six months ended June 30, 2017 and 2016. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during those same years.

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

Derivative financial instruments.  The Company enters into interest rate lock commitments which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. These commitments are carried at fair value in other assets on the consolidated balance sheet with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale. These commitments are carried at fair value in other assets or other liabilities on the consolidated balance sheets with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. The interest rate swaps are carried at fair value on a recurring basis based upon the amounts required to settle the contracts.

Note 19 – Commitments, Contingencies and Credit Risk

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Commitments to extend credit	$632,688	$483,345
Financial guarantees – standby letters of credit	71,184	89,233

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2017 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. The Company did not incur any losses as a result of make-whole requests and loan repurchases for the three and six months ended June 30, 2017. The Company incurred losses as a result of make-whole requests and loan repurchases totaling $83,000 for both the three and six months ended June 30, 2016. The liability for unresolved repurchase demands totaled $314,000 and $329,000 at June 30, 2017 and December 31, 2016, respectively.

Note 20 – Segment Information

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

Selected business segment financial information as of and for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Three Months Ended June 30, 2017
Net interest income (expense)	$30,602	$128	$(1,330)	$29,400
Provision for loan losses	458	—	—	458
Noninterest income	6,833	4,347	2,439	13,619
Noninterest expense	31,879	3,646	2,120	37,645
Income (loss) before income taxes (benefit)	5,098	829	(1,011)	4,916
Income taxes (benefit)	1,532	362	(517)	1,377
Net income (loss)	$3,566	$467	$(494)	$3,539
Total assets	$4,500,790	$92,643	$(101,791)	$4,491,642

Three Months Ended June 30, 2016
Net interest income (expense)	$29,153	$349	$(1,513)	$27,989
Provision for loan losses	629	—	—	629
Noninterest income	6,173	8,888	(1,045)	14,016
Noninterest expense	24,692	4,020	2,192	30,904
Income (loss) before income taxes (benefit)	10,005	5,217	(4,750)	10,472
Income taxes (benefit)	2,308	2,087	(712)	3,683
Net income (loss)	$7,697	$3,130	$(4,038)	$6,789
Total assets	$3,022,482	$145,885	$(146,583)	$3,021,784

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Six Months Ended June 30, 2017
Net interest income (expense)	$58,982	$404	$(2,525)	$56,861
Provision for loan losses	1,991	—	—	1,991
Noninterest income	15,768	11,223	2,970	29,961
Noninterest expense	56,789	7,729	3,924	68,442
Income (loss) before income taxes (benefit)	15,970	3,898	(3,479)	16,389
Income taxes (benefit)	3,874	1,559	(1,073)	4,360
Net income (loss)	$12,096	$2,339	$(2,406)	$12,029
Total assets	$4,500,790	$92,643	$(101,791)	$4,491,642

Six Months Ended June 30, 2016
Net interest income (expense)	$54,545	$497	$(3,013)	$52,029
Provision for loan losses	1,754	—	—	1,754
Noninterest income	11,633	15,655	(653)	26,635
Noninterest expense	46,144	8,692	3,706	58,542
Income (loss) before income taxes (benefit)	18,280	7,460	(7,372)	18,368
Income taxes (benefit)	4,775	2,984	(1,299)	6,460
Net income (loss)	$13,505	$4,476	$(6,073)	$11,908
Total assets	$3,022,482	$145,885	$(146,583)	$3,021,784

Note 21 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new branch facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the three and six months ended June 30, 2017, the Company paid $12,000 and $15,000, respectively, for work on various projects. During the three and six months ended June 30, 2016, the Company paid $0 and $159,000, respectively, for work on various projects.

A member of our board of directors has an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities. During the three and six months ended June 30, 2017, the Company paid rent on these facilities of $166,000 and $387,000, respectively, and $165,000 and $375,000 for the comparable periods in 2016, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2017. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

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

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Our 136‑year old banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. Our commercial FHA origination and servicing business through our subsidiary, Love Funding, based in Washington, D.C., is one of the top originators of government sponsored mortgages for multifamily and healthcare facilities in the United States. Our commercial equipment leasing business through our subsidiary, Business Credit, based in Denver, provides financing to business customers across the country. As of June 30, 2017, we had $4.5 billion in assets, $3.3 billion of deposits and $452.0 million of shareholders’ equity.

In late 2007, we developed a strategic plan to build a diversified financial services company anchored by a strong community bank. Since then, we have grown organically and through a series of acquisitions, with an over‑arching focus on enhancing shareholder value and building a platform for scalability. In November 2016, we completed the acquisition of approximately $400.0 million in wealth management assets from Sterling National Bank of Yonkers, New York. In March 2017, we acquired CedarPoint, an SEC registered investment advisory firm located in Delafield, Wisconsin, which added $180.0 million of wealth management assets. In June 2017, we completed the acquisition of Centrue Financial Corporation, headquartered in Ottawa, Illinois and its subsidiary, Centrue Bank, a regional, full-service community bank. At closing, Centrue had 20 bank branches located principally in northern Illinois and total assets of $993.0 million. We intend to merge Centrue Bank into the Bank in the third quarter of 2017.

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

Significant Transactions

Each item listed below materially affects the comparability of our results of operations and financial condition as of and for the three and six months ended June 30, 2017 and 2016, and may affect the comparability of financial information we report in future fiscal periods.

Recent Acquisitions. On June 9, 2017, the Company acquired Centrue for total consideration of $176.6 million. Consideration transferred by the Company consisted of $61.0 million in cash, 3.2 million shares of common stock, 181 shares of Series G preferred stock and 2,635 shares of Series H preferred stock. At closing, Centrue’s assets and liabilities primarily consisted of Centrue Bank and $10.0 million of trust preferred debentures. All identifiable assets acquired and liabilities assumed were adjusted to fair value as of June 9, 2017 and the results of Centrue’s operations have been included beginning on that date.  The resultant purchase accounting adjustments have been reflected in the enclosed consolidated balance sheet as of June 30, 2017. Intangible assets recognized as a result of the transaction consisted of $45.9 million in goodwill and $10.4 million in core deposit intangibles.

In March 2017, the Company acquired for $3.7 million all of the outstanding capital stock of CedarPoint, an SEC registered investment advisory firm with $180.0 million of assets under administration. In conjunction with this agreement, the Company issued 120,000 shares of common stock of which 18,000 shares were deposited into a special purpose escrow account (the “escrow shares”). Payout of the escrow shares to CedarPoint is contingent on CedarPoint reaching certain target revenue levels. Intangible assets recognized as a result of the transaction consisted of $2.2 million in goodwill and $2.0 million in customer relationship intangibles.  The customer relationship intangibles are being amortized on a straight-line basis over 12 years.

In November 2016, the Company acquired approximately $400.0 million in wealth management assets from Sterling for $5.2 million in cash. Intangible assets recognized as a result of the transaction consisted of approximately $2.3 million in goodwill and $2.3 million in customer relationship intangibles. The customer relationship intangibles are being amortized on a straight-line basis over 20 years.

Purchased Credit‑Impaired (“PCI”) Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. For the three and six months ended June 30, 2017, our reported net interest margin was 3.70% and 3.78%, respectively, which included accretion income of $1.3 million and $4.0 million, respectively, generating a 13 basis point and 23 basis point favorable impact to the net interest margin for the respective periods. For the three and six months ended June 30, 2016, our reported net interest margin was 4.20% and 4.01%, respectively, which included accretion income of $4.9 million and $6.8 million, respectively, generating a 68 basis point and 47 basis point favorable impact to the net interest margin for the respective periods.

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

Mortgage Servicing Rights.    Mortgage servicing rights (“MSR”) are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Impairment charges on our residential MSR totaled $0.8 million and $0.7 million during the three and six months ended June 30, 2017, respectively, as decreases in long-term interest rates resulted in corresponding increases in estimated prepayment speeds.  For the three and six months ended June 30, 2016, we recorded impairment charges on our residential MSR totaling $3.0 million and $5.0 million, respectively.

Impairment charges on our commercial FHA MSR totaled $0.9 million and $1.0 million during the three and six months ended June 30, 2017, respectively. The impairment we recorded in the second quarter of 2017 was due to the payoff of one large commercial FHA loan. In the second quarter of 2016, we recorded a $0.2 million recovery of previously recognized impairment charges on commercial FHA MSR. This recovery resulted in no impairment charges being recorded during the six months ended June 30, 2016.

Sale of Previously Covered Non-Agency Mortgage-Backed Securities – On October 4, 2016, we sold previously covered non-agency mortgage-backed securities (“CMOs”) with a carrying value of $72.1 million. As a result of the sale, we recognized a gain totaling $14.3 million in the fourth quarter of 2016.

Branch Network Optimization Plan – In November 2016, the Company announced a branch network optimization plan that led to the closure of seven banking offices in the first quarter of 2017. As a result of the Centrue acquisition, the Company announced the future closure of five additional Bank facilities. Consequently, we recorded $1.1 million of asset impairment on the two banking facilities to be closed and classified $2.8 million of branch related assets as held for sale by reclassifying this amount from premises and equipment to other assets on the consolidated balance sheet at June 30, 2017.

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended June 30,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Federal funds sold and cash investments	$192,483	$487	1.02%	$232,362	$287	0.50%
Investment securities:
Taxable investment securities	256,109	1,560	2.44	219,693	2,710	4.93
Investment securities exempt from federal income tax (1)	106,159	1,454	5.48	101,731	1,425	5.60
Total investment securities	362,268	3,014	3.33	321,424	4,135	5.15
Loans:
Taxable loans (2)	2,573,314	30,254	4.72	2,049,929	26,777	5.25
Loans exempt from federal income tax (1)	47,561	497	4.19	42,319	495	4.71
Total loans	2,620,875	30,751	4.71	2,092,248	27,272	5.24
Loans held for sale	61,759	720	4.67	79,566	919	4.65
Nonmarketable equity securities	22,246	239	4.31	16,800	174	4.16
Total earning assets	3,259,631	$35,211	4.33%	2,742,400	$32,787	4.81%
Noninterest-Earning Assets	372,525			324,518
Total assets	$3,632,156			$3,066,918
Interest-Bearing Liabilities
Checking and money market deposits	$1,213,436	$819	0.27%	$1,010,006	$471	0.19%
Savings deposits	197,518	67	0.14	165,054	61	0.15
Time deposits	427,914	944	0.88	437,768	989	0.91
Time, brokered deposits	277,697	977	1.41	231,665	769	1.34
Total interest-bearing deposits	2,116,565	2,807	0.53	1,844,493	2,290	0.50
Short-term borrowings	146,144	82	0.23	114,651	68	0.24
FHLB advances and other borrowings	290,401	841	1.16	185,195	256	0.56
Subordinated debt	54,542	873	6.40	61,677	1,054	6.84
Trust preferred debentures	39,179	525	5.37	37,182	458	4.96
Total interest-bearing liabilities	2,646,831	$5,128	0.78%	2,243,198	$4,126	0.74%
Noninterest-Bearing Liabilities
Noninterest-bearing deposits	579,977			522,632
Other noninterest-bearing liabilities	44,013			33,308
Total noninterest-bearing liabilities	623,990			555,940
Shareholders’ equity	361,335			267,780
Total liabilities and shareholders’ equity	$3,632,156			$3,066,918
Net interest income / net interest margin (3)		$30,083	3.70%		$28,661	4.20%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $683,000 and $672,000 for the three months ended June 30, 2017 and 2016, respectively.

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

	For the Six Months Ended June 30,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Federal funds sold and cash investments	$178,474	$798	0.90%	$228,157	$567	0.50%
Investment securities:
Taxable investment securities	241,401	2,799	2.32	216,754	5,456	5.03
Investment securities exempt from federal income tax (1)	104,266	2,857	5.48	99,861	2,842	5.69
Total investment securities	345,667	5,656	3.27	316,615	8,298	5.24
Loans:
Taxable loans (2)	2,445,117	58,327	4.81	2,006,039	49,694	4.98
Loans exempt from federal income tax (1)	46,727	984	4.25	42,180	992	4.73
Total loans	2,491,844	59,311	4.80	2,048,219	50,686	4.98
Loans held for sale	67,803	1,489	4.43	69,471	1,543	4.47
Nonmarketable equity securities	21,152	457	4.36	16,131	330	4.11
Total earning assets	3,104,940	$67,711	4.40%	2,678,593	$61,424	4.61%
Noninterest-Earning Assets	354,387			321,123
Total assets	$3,459,327			$2,999,716
Interest-Bearing Liabilities
Checking and money market deposits	$1,156,342	$1,427	0.25%	$1,012,102	$943	0.19%
Savings deposits	182,963	132	0.15	162,396	119	0.15
Time deposits	412,612	1,833	0.90	442,892	1,976	0.90
Time, brokered deposits	255,258	1,801	1.42	221,156	1,474	1.34
Total interest-bearing deposits	2,007,175	5,193	0.52	1,838,546	4,512	0.49
Short-term borrowings	144,870	162	0.23	117,702	136	0.23
FHLB advances and other borrowings	269,340	1,407	1.05	142,347	392	0.55
Subordinated debt	54,530	1,746	6.40	61,777	2,112	6.84
Trust preferred debentures	38,316	998	5.25	37,138	901	4.88
Total interest-bearing liabilities	2,514,231	$9,506	0.76%	2,197,510	$8,053	0.74%
Noninterest-Bearing Liabilities
Noninterest-bearing deposits	553,072			516,825
Other noninterest-bearing liabilities	48,536			33,123
Total noninterest-bearing liabilities	601,608			549,948
Shareholders’ equity	343,488			252,258
Total liabilities and shareholders’ equity	$3,459,327			$2,999,716
Net interest income / net interest margin (3)		$58,205	3.78%		$53,371	4.01%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $1.3 million for both the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Compared with			Compared with
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Earning Assets
Federal funds sold and cash investments	$(75)	$275	$200	$(173)	$404	$231
Investment securities:
Taxable investment securities	336	(1,486)	(1,150)	453	(3,110)	(2,657)
Investment securities exempt from federal income tax	61	(32)	29	123	(108)	15
Total investment securities	397	(1,518)	(1,121)	576	(3,218)	(2,642)
Loans:
Taxable loans	6,541	(3,064)	3,477	10,592	(1,959)	8,633
Loans exempt from federal income tax	59	(57)	2	100	(108)	(8)
Total loans	6,600	(3,121)	3,479	10,692	(2,067)	8,625
Loans held for sale	(205)	6	(199)	(39)	(15)	(54)
Nonmarketable equity securities	58	7	65	105	22	127
Total earning assets	$6,775	$(4,351)	$2,424	$11,161	$(4,874)	$6,287
Interest-Bearing Liabilities
Checking and money market deposits	$117	$231	$348	$155	$329	$484
Savings deposits	11	(5)	6	15	(2)	13
Time deposits	(21)	(24)	(45)	(138)	(5)	(143)
Time, brokered deposits	159	49	208	231	96	327
Total interest-bearing deposits	266	251	517	263	418	681
Short-term borrowings	18	(4)	14	31	(5)	26
FHLB advances and other borrowings	225	360	585	505	510	1,015
Subordinated debt	(118)	(63)	(181)	(240)	(126)	(366)
Trust preferred debentures	27	40	67	29	68	97
Total interest-bearing liabilities	$418	$584	$1,002	$588	$865	$1,453
Net interest income	$6,357	$(4,935)	$1,422	$10,573	$(5,739)	$4,834

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. The net interest margin is presented on a fully‑taxable equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming a 35% tax rate.

In the second quarter of 2017, we generated $30.1 million of net interest income on a tax-equivalent basis, which was an increase of $1.4 million, or 5.0%, from the $28.7 million of net interest income we produced on a tax-equivalent basis in the second quarter of 2016. This increase in net interest income was primarily due to a $2.4 million increase in interest income on a tax-equivalent basis, offset in part by a $1.0 million increase in interest expense. For the three months ended June 30, 2017 and 2016, our reported net interest margin was 3.70% and 4.20%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Accretion income totaled $1.3 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively, generating a 13 basis point and 68 basis point favorable impact to the net interest margin for the respective periods.

For the first six months of 2017, net interest income on a tax-equivalent basis was $58.2 million, an increase of $4.8 million, or 9.1%, from the $53.4 million of net interest income we generated on a tax-equivalent basis for the first six months of the prior year. This increase was mainly due to a $6.3 million increase in interest income on a tax-equivalent basis, offset in part by a $1.5 million increase in interest expense. For the six months ended June 30, 2017 and 2016, our reported net interest margin was 3.78% and 4.01%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Accretion income totaled $4.0 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively, generating a 23 basis point and 47 basis point favorable impact to the net interest margin for the respective periods.

Interest Income.    Total interest income on a tax-equivalent basis was $35.2 million and $67.7 million for the three and six months ended June 30, 2017, respectively, compared to $32.8 million and $61.4 million for the three and six months ended June 30, 2016, respectively.  These increases were primarily attributable to increases in interest income on loans and cash investments.

Interest income on loans for the second quarter of 2017 was $30.8 million compared to $27.3 million for the second quarter of 2016.  The $3.5 million, or 12.8%, increase was primarily due to a 25.3% increase in the average balance of loans outstanding, offset in part by a 53 basis point decrease in the average yield on loans. For the six months ended June 30, 2017, interest income on loans was $59.3 million compared to $50.7 million for the corresponding six-month period in 2016.  The $8.6 million, or 17.0%, increase in interest income on loans was primarily due to a 21.7% increase in the average balance of loans outstanding offset in part by an 18 basis point decrease in the average yield on loans. The increases in the average balance of loans outstanding were primarily driven by organic loan growth of 15.3% over the past year combined with the addition of $688.1 million of loans from the Centrue acquisition. The lower average yields on loans were primarily driven by the impact of decreases of $3.6 million and $2.8 million in accretion income from purchase accounting discounts on acquired loans for the three and six months ended June 30, 2017, respectively, offset in part by the impact of higher market rates on new loans. The reported yield on total loans for the three months ended June 30, 2017 and 2016 was 4.71% and 5.24%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $1.3 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively, increasing the reported loan yields by 17 basis points and 88 basis points for each respective period.

The reported yield on total loans for the six months ended June 30, 2017 and 2016 was 4.80% and 4.98%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $4.0 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively, increasing the reported loan yields by 88 basis points and 60 basis points for each respective period.

Interest income on investment securities decreased $1.1 million and $2.6 million for the three and six months ended June 30, 2017, respectively. The lower yields on investment securities for the three- and six-month periods in 2017 resulted primarily from the October 2016 sale of $72.1 million of previously covered mortgage-backed securities (“CMOs”) that were yielding approximately 13.0%.

Interest Expense.    Interest expense on interest-bearing liabilities increased $1.0 million, or 24.3%, to $5.1 million for the second quarter of 2017, and $1.5 million, or 18.0%, to $9.5 million for the six months ended June 30, 2017. The increases in interest expense were primarily due to increases in interest expense on deposits and borrowings.

Interest expense on deposits increased to $2.8 million and $5.2 million for the three and six months ended June 30, 2017, respectively, as compared to $2.3 million and $4.5 million for the three and six months ended June 30, 2016, respectively.  The $0.5 million, or 22.6%, increase in interest expense on deposits for the second quarter of 2017 was primarily due to the average balance of interest-bearing deposits increasing 14.8% combined with a three basis point increase in the average rate paid. For the six-month period, the $0.7 million, or 15.1%, increase in interest expense on deposits was mainly attributable to the average balance of deposits increasing 9.2% coupled with a three basis point increase in the average rate paid. The increases in the average balance of deposits reflected the addition of $585.7 million of interest-bearing deposits from Centrue combined with the impact of organic deposit growth. The increases in the average rates paid were primarily due to increases in market interest rates.

Interest expense on borrowings increased to $2.3 million and $4.3 million for the three and six months ended June 30, 2017, respectively, as compared to $1.8 million and $3.5 million for the three and six months ended June 30, 2016, respectively.  The $0.5 million and $0.8 million increases in interest expense on borrowings for the three and six months ended June 30, 2017, respectively, were primarily due to increased usage of both short-term and long-term FHLB advances, adding $90.0 million of FHLB advances from Centrue, entering into a $40.0 million term loan and the impact of higher market interest rates on new FHLB advances.  The impact of these increases was offset in part by decreases in interest expense on subordinated debt due to the payoff of $8.0 million of 8.25% subordinated debt on June 28, 2016.

Provision for Loan Losses.  The provision for loan losses totaled $0.5 million and $2.0 million for the three and six months ended June 30, 2017, respectively, compared to $0.6 million and $1.8 million for the three and six months ended June 30, 2016, respectively. The provision for loan losses recorded during the first six months of 2017 resulted primarily from the impact of loan growth over the past year.  For the three and six months ended June 30, 2016, the provision for loan losses was impacted by a $0.8 million provision reduction related to a PCI loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above).

Noninterest Income.  Noninterest income totaled $13.6 million in the second quarter of 2017 compared to $14.0 million in the second quarter of 2016. For the six months ended June 30, 2017, noninterest income increased $3.3 million, or 12.5%, to $30.0 million. The following tables set forth the major components of our noninterest income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Commercial FHA revenue	$4,153	$8,538	$(4,385)
Residential mortgage banking revenue	2,330	1,037	1,293
Wealth management revenue	3,406	1,870	1,536
Service charges on deposit accounts	1,122	965	157
Interchange revenue	1,114	945	169
FDIC loss-sharing expense	—	(1,608)	1,608
Gain on sales of investment securities, net	55	72	(17)
Other-than-temporary impairment on investment securities	—	—	—
(Loss) gain on sales of other real estate owned	(4)	83	(87)
Other income	1,443	2,114	(671)
Total noninterest income	$13,619	$14,016	$(397)

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Commercial FHA revenue	$10,848	$15,100	$(4,252)
Residential mortgage banking revenue	5,246	2,158	3,088
Wealth management revenue	6,279	3,655	2,624
Service charges on deposit accounts	2,014	1,872	142
Interchange revenue	2,092	1,909	183
FDIC loss-sharing expense	—	(1,661)	1,661
Gain on sales of investment securities, net	122	276	(154)
Other-than-temporary impairment on investment securities	—	(824)	824
Gain on sales of other real estate owned	32	79	(47)
Other income	3,328	4,071	(743)
Total noninterest income	$29,961	$26,635	$3,326

Commercial FHA revenue.  Noninterest income from our commercial FHA business decreased $4.4 million, or 51.4%, to $4.2 million in the second quarter of 2017. Love Funding generated gains on loans held for sale of $4.5 million and a net servicing loss of $0.3 million in the second quarter of 2017 compared to gains on loans held for sale of $7.8 million and net servicing revenues of $0.8 million in the second quarter of 2016. The $3.3 million decrease in gains on loans held for sale was primarily due to a decrease in commercial FHA interest rate lock commitments to $151.6 million in the second quarter of 2017 compared to $281.0 million in the second quarter of 2016. The $1.1 million decrease in net servicing revenue was primarily due to $0.9 million of commercial FHA servicing rights impairment recorded in the second quarter of 2017 combined with the impact of a $0.2 million recovery of previously recorded mortgage servicing rights impairment reflected in the prior year second quarter.

For the first six months of 2017, noninterest income from our commercial FHA business decreased $4.3 million, or 28.2%, to $10.8 million. Love Funding generated gains on loans held for sale of $10.9 million and a minimal net servicing loss for the first six months of 2017 compared to gains on loans held for sale of $14.0 million and net servicing revenues of $1.1 million for the first six months of 2016. The $3.1 million decrease in gains on loans held for sale resulted primarily from a decrease in commercial FHA interest rate lock commitments to $368.5 million in the first six months of 2017 compared to $508.4 million in the first six months of 2016. The $1.1 million decrease in net servicing revenue primarily resulted from $1.0 million of impairment recorded against our commercial FHA servicing rights during the first six months of 2017.

Residential mortgage banking revenue.  Our residential mortgage banking activities generated gains on loans held for sale of $2.5 million and a net servicing loss of $0.2 million in the second quarter of 2017 compared to gains on loans held for sale of $3.6 million and a net servicing loss of $2.6 million in the second quarter of 2016. The $1.1 million decrease in gains on loans held for sale was primarily due to a 25.9% decrease in interest rate lock commitments during the second quarter of 2017. The $2.4 million increase in net servicing revenue primarily resulted from the prior year second quarter including $3.0 million of impairment recorded against our residential mortgage servicing rights compared to the second quarter of 2017 reflecting $0.8 million of MSR impairment.

For the first six months of 2017, our residential mortgage banking activities generated gains on loans held for sale of $4.8 million and net servicing revenue of $0.5 million compared to gains on loans held for sale of $6.3 million and a net servicing loss of $4.1 million in the first six months of 2016. The $1.5 million decrease in gains on loans held for sale was primarily due to a 19.8% decline in interest rate lock commitments during the first six months of 2017. The $4.6 million increase in net servicing revenue primarily resulted from $5.0 million of impairment recorded against our residential mortgage servicing rights during the first six months of 2016 compared to $0.7 million of impairment in the first six months of 2017.

Wealth management revenue.  Noninterest income from our wealth management business totaled $3.4 million and $6.3 million for the three and six months ended June 30, 2017, respectively, compared to $1.9 million and $3.7 million for the corresponding three and six month periods in the prior year, respectively. These increases in wealth management revenue for both the three- and six-month periods were primarily due to growth in assets under administration of $731.5 million, or 61.1%, to $1.9 billion at June 30, 2017 compared to June 30, 2016. The increase in assets under administration consisted of $403.0 million of wealth management assets added from the Sterling acquisition that closed in November 2016, $180.0 million of assets under administration added from the CedarPoint acquisition and organic growth experienced during the past year.

FDIC loss-sharing expense.  Fluctuations in FDIC loss-sharing expense were due to impairment charges or recoveries recorded on covered loans and other real estate owned acquired in previous FDIC-assisted transactions. In October 2016, we entered into an agreement with the FDIC to terminate the remaining provisions of the then existing loss share agreements. As a result, we have recorded no FDIC loss-sharing expense during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, FDIC loss-sharing expense totaled $1.6 million and $1.7 million, respectively. FDIC loss-sharing expense in 2016 primarily consisted of a $1.5 million reimbursement to the FDIC for 80% of covered losses paid to us previously on a covered loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above).

Other‑than‑temporary impairment on investment securities.  During the first quarter of 2016, we recognized OTTI losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. We have recorded no OTTI loses during the first six months of 2017. Early in the fourth quarter of 2016, all previously covered CMOs totaling $72.1 million were sold.

Other income.  Other income totaled $1.4 million and $3.3 million for the three and six months ended June 30, 2017, respectively, compared to $2.1 million and $4.1 million for the corresponding three and six month periods in the prior year, respectively. The decreases in other income for both the three- and six-months ended June 30, 2017 were partially due to the second quarter of 2016 including the reversal of a $0.4 million contingent consideration accrual associated with the Heartland Bank acquisition. The Company concluded during the second quarter of 2016 that Love Funding would not reach the level of net income for the two-year period ending December 31, 2016 that would trigger a contingent consideration payment. Other income for the three and six months ended June 30, 2017 was also impacted by a decrease in Love Funding bridge loan referral fees.

Noninterest Expense. Noninterest expense totaled $37.6 million in the second quarter of 2017 compared to $30.9 million in the second quarter of 2016. For the six months ended June 30, 2017, noninterest expense increased $9.9 million, or 16.9%, to $68.4 million. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$21,842	$17,012	$4,830
Occupancy and equipment	3,472	3,233	239
Data processing	2,949	2,624	325
FDIC insurance	468	498	(30)
Professional	3,142	1,573	1,569
Marketing	804	649	155
Communications	386	547	(161)
Loan expense	482	552	(70)
Other real estate owned	167	417	(250)
Amortization of intangible assets	579	519	60
Other expense	3,354	3,280	74
Total noninterest expense	$37,645	$30,904	$6,741

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$38,957	$32,399	$6,558
Occupancy and equipment	6,655	6,544	111
Data processing	5,746	5,244	502
FDIC insurance	838	962	(124)
Professional	6,134	3,274	2,860
Marketing	1,446	1,292	154
Communications	932	1,063	(131)
Loan expense	902	1,037	(135)
Other real estate owned	579	569	10
Amortization of intangible assets	1,104	1,099	5
Other expense	5,149	5,059	90
Total noninterest expense	$68,442	$58,542	$9,900

Salaries and employee benefits.  Salaries and employee benefits expense increased $4.8 million, or 28.4%, to $21.8 million in the second quarter of 2017.  This increase included of $4.7 million of acquisition-related costs associated with the Centrue transaction. The Company recorded $4.1 million of change in control costs, along with severance and other benefit related expenses. In addition, salaries and employee benefits expense included $1.0 million and $0.2 million related to the Company’s 2017 acquisitions of Centrue and CedarPoint, respectively. Other benefits and incentive compensation expenses were $0.4 million and $0.6 million lower, respectively, for the second quarter 2017 compared to the second quarter 2016.

Salaries and employee benefits expense increased $6.6 million, or 20.2%, to $39.0 million for the first six months of 2017. This increase resulted primarily from the Centrue acquisition-related costs of $4.7 million and post-acquisition operating costs of $1.2 million, discussed above, coupled with annual salary increases that went into effect in the second quarter of 2017.

Data processing.    Data processing expense increased $0.3 million, or 12.4%, to $2.9 million for the second quarter of 2017 and $0.5 million, or 9.6%, to $5.7 million for the first six months of 2017.  These increases resulted primarily from increased processing costs due to growth of our wealth management business combined with the impact of increased costs associated with the addition of Centrue.

Professional.    Professional fees increased $1.6 million, or 99.7%, to $3.1 million for the second quarter of 2017 and $2.9 million, or 87.4%, to $6.1 million for the first six months of 2017.  These increases resulted primarily from nonrecurring acquisition-related expenses associated with the Centrue acquisition coupled with professional fees incurred on various technology and other integration projects.

Other noninterest expense.  Other noninterest expense totaled $3.4 million and $5.1 million for the three and six months ended June 30, 2017, respectively, compared to $3.3 million and $5.1 million for the three and six months ended June 30, 2016, respectively. Other noninterest expense is comprised of costs associated with travel, meals, postage, supplies, insurance and various nonrecurring costs. Included in other noninterest expense for both the three and six months ended June 30, 2017 was $1.1 million of asset impairment on two banking facilities scheduled to close in the third quarter of 2017. Included in other noninterest expense for both the three and six months ended June 30, 2016 was a $0.5 million write-off of discount associated with the payoff of $8.0 million of subordinated debt in the second quarter of 2016, coupled with higher losses related to debit cardholder disputes.

Income Tax Expense. Income tax expense was $1.4 million and $4.4 million for the three and six months ended June 30, 2017, respectively, compared to $3.7 million and $6.5 million for the three and six months ended June 30, 2016, respectively. Effective tax rates were 28.0% and 26.6% for the three and six months ended June 30, 2017, respectively, compared to 35.2% for both the three and six months ended June 30, 2016. Significant items that impact our effective tax rate are interest on tax-exempt securities and loans and tax-free earnings from bank-owned life insurance. The lower effective tax rate for the first six months of 2017 was primarily due to income before taxes declining without a corresponding decrease in tax exempt items. The lower effective tax rates also reflected the impact of an increase in excess tax benefits associated with share-based compensation award activity combined with tax benefits realized on the recent establishment of a captive insurance subsidiary.

Financial Condition

Assets. Total assets increased $1.3 billion to $4.5 billion at June 30, 2017 as compared to December 31, 2016.  This increase primarily reflected the addition of $993.0 million of assets from the Centrue acquisition. The remaining increase was primarily attributable to organic loan growth of $176.0 million and an increase in cash.

Loans.  The loan portfolio is the largest category of our assets. At June 30, 2017, total loans, net of allowance for loan losses, were $3.2 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$571,111	17.9%	$457,827	19.7%
Commercial real estate	1,470,487	46.2	969,615	41.8
Construction and land development	176,098	5.5	177,325	7.7
Total commercial loans	2,217,696		1,604,767
Residential real estate	428,464	13.5	253,713	10.9
Consumer	335,902	10.6	270,017	11.6
Lease financing	202,001	6.3	191,479	8.3
Total loans, gross	3,184,063		2,319,976
Allowance for loan losses	(15,424)	0.5	(14,862)	0.6
Total loans, net	$3,168,639		$2,305,114
PCI loans	$30,008	0.9	$28,256	1.2

Gross loans increased $864.1 million to $3.2 billion at June 30, 2017 as compared to December 31, 2016. This increase in loans was primarily due to $688.1 million of loans added from the Centrue acquisition. The remaining increase resulted from organic growth. The $1.8 million increase in PCI loans at June 30, 2017 compared to December 31, 2016 reflected the addition of $11.8 million of PCI loans from the Centrue acquisition, offset in part by three PCI loan payoffs in the first quarter of 2017.

Outstanding loan balances increased due to new loan originations, advances on outstanding commitments and loans acquired as a result of acquisitions of other financial institutions, net of amounts received for loan payments and payoffs, charge‑offs of loans and transfers of loans to OREO. The following table shows the fair values of those loans acquired at acquisition date and the net growth for the periods presented.

	For the Six Months Ended		For the Year Ended
	June 30, 2017		December 31, 2016
		Net		Net
		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)
Loans:
Commercial	$107,191	$6,093	$—	$(41,746)
Commercial real estate	473,183	27,689	—	92,831
Construction and land development	28,194	(29,421)	—	27,059
Total commercial loans	608,568	4,361	—	78,144
Residential real estate	76,532	98,219	—	90,489
Consumer	3,033	62,852	—	108,505
Lease financing	—	10,522	—	47,249
Total loans	$688,133	$175,954	$—	$324,387

The following shows loans by non‑PCI and PCI loan category and the related allowance as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$568,855	$2,256	$571,111	$454,310	$3,517	$457,827
Commercial real estate	1,456,072	14,415	1,470,487	963,895	5,720	969,615
Construction and land development	171,529	4,569	176,098	165,175	12,150	177,325 .
Total commercial loans	2,196,456	21,240	2,217,696	1,583,380	21,387	1,604,767
Residential real estate	419,905	8,559	428,464	247,156	6,557	253,713
Consumer	335,693	209	335,902	269,705	312	270,017
Lease financing	202,001	—	202,001	191,479	—	191,479
Total loans, gross	3,154,055	30,008	3,184,063	2,291,720	28,256	2,319,976
Allowance for loan losses	(14,037)	(1,387)	(15,424)	(13,744)	(1,118)	(14,862)
Total loans, net	$3,140,018	$28,621	$3,168,639	$2,277,976	$27,138	$2,305,114
Impaired loans	$27,615	—	$27,615	$31,603	—	$31,603
Impaired loans to total loans	0.88%	—	0.87%	1.38%	—	1.36%
Allowance for loan losses to total loans	0.45%	4.62%	0.48%	0.60%	3.96%	0.64%

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2017:

	June 30, 2017
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$50,077	$183,632	$126,756	$125,300	$75,570	$9,776	$571,111
Commercial real estate	140,211	98,052	678,872	233,014	46,812	273,526	1,470,487
Construction and land development	19,291	55,141	19,232	60,787	820	20,827	176,098
Total commercial loans	209,579	336,825	824,860	419,101	123,202	304,129	2,217,696
Residential real estate	7,243	16,314	24,942	49,934	129,026	201,005	428,464
Consumer	9,120	6,814	56,063	18,267	244,483	1,155	335,902
Lease financing	7,476	—	194,525	—	—	—	202,001
Total loans	$233,418	$359,953	$1,100,390	$487,302	$496,711	$506,289	$3,184,063

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

Commercial loans increased $113.3 million to $571.1 million at June 30, 2017 as compared to December 31, 2016. This increase was primarily due to $107.2 million of loans added from the Centrue acquisition. The remaining increase in commercial loans resulted from organic loan growth exceeding loan repayments.

Commercial real estate loans.  Commercial real estate loans increased $500.9 million to $1.5 billion at June 30, 2017 as compared to December 31, 2016. This increase was primarily due to $473.2 million of loans added from the Centrue acquisition. The remaining increase in commercial loans was primarily driven by seven larger originations totaling $28.8 million, several larger construction loans totaling $28.0 million moved to permanent financing and the origination of two new LFC bridge loans totaling $15.2 million.  These increases were partially offset by seven larger payoffs totaling $31.2 million combined with the impact of repayments.

Construction and land development loans.  Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans.  Interest reserves are generally established on real estate construction loans.  As of June 30, 2017, our construction and land development loan portfolio was divided amongst the following categories: $14.6 million residential construction; $136.3 million commercial construction; and $25.2 million land acquisition and development.

Construction and land development loans decreased $1.2 million to $176.1 million at June 30, 2017 as compared to December 31, 2016.   The decrease in construction and land development loans was primarily due to repayments and transfers to permanent financing exceeding new originations and loans added from the Centrue acquisition of $28.2 million.

Residential real estate loans.  Residential real estate loans increased $174.8 million to $428.5 million at June 30, 2017 as compared to December 31, 2016. This increase was due in part to $76.5 million of loans added from the Centrue acquisition. The remaining increase in residential real estate loans was attributable to organic growth of residential real estate loans exceeding repayments. Origination volume in the first six months of 2017 benefited from $95.0 million in new residential real estate loans from the doctor lending program first implemented in April 2016.

Included within residential real estate loans were home equity loans which increased $34.6 million to $95.0 million at June 30, 2017 as compared to December 31, 2016. This increase primarily reflected the impact of home equity loans added from the Centrue acquisition.

Consumer loans.  Our consumer loans include direct personal loans, indirect automobile loans, lines of credit and installment loans originated through home improvement specialty retailers and contractors. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis.

Consumer loans increased $65.9 million to $335.9 million at June 30, 2017 as compared to December 31, 2016.  This increase primarily reflected the purchase of $71.0 million of installment loans originated by other banks through home improvement specialty retailers and contractors in the first quarter of 2017, offset in part by repayments exceeding new origination volume and the addition of $3.0 million of consumer loans from Centrue.

Lease financing.  Business Credit, our custom leasing subsidiary located in Denver, Colorado, provides indirect financing leases to varying types of small businesses for purchases of business equipment and software. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years. Lease financing receivables increased $10.5 million, or 5.5%, to $202.0 million at June 30, 2017 as compared to December 31, 2016 as continued growth in new lease volume exceeded repayments.

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At June 30, 2017 and December 31, 2016, we had PCI loans totaling $30.0 million and $28.3 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $45.4 million and $34.6 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Balance, beginning of period	$8,833	$9,767	$9,035	$10,526
New loans purchased - Centrue acquisition	9,849	—	9,849	—
Accretion	(950)	(4,216)	(3,193)	(5,257)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	(1,554)	—	(1,545)	—
Reclassification from non-accretable	(513)	1,178	1,519	1,460
Balance, end of period	$15,665	$6,729	$15,665	$6,729

As of June 30, 2017, the balance of accretable discounts on our PCI loan portfolio was $15.7 million compared to $9.0 million at December 31, 2016. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$5,381	0.94%	$5,920	1.29%
Commercial real estate	3,996	0.27	3,225	0.33
Construction and land development	147	0.08	345	0.19
Total commercial loans	9,524	0.43	9,490	0.59
Residential real estate	3,377	0.79	2,929	1.15
Consumer	1,385	0.41	930	0.34
Lease financing	1,138	0.56	1,513	0.79
Total allowance for loan losses	$15,424	0.48	$14,862	0.64

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $15.4 million at June 30, 2017 compared to $14.9 million at December 31, 2016. The $0.6 million increase at June 30, 2017 compared to December 31, 2016 was mainly attributable to the first six months of 2017 reflecting a $2.0 million provision for loan losses due primarily to loan growth, offset in part by net charge-offs of $1.4 million.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.12% and 0.31% for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$4,891	$490	$5,381	$5,421	$499	$5,920
Commercial real estate	3,645	351	3,996	2,993	232	3,225
Construction and land development	146	1	147	345	—	345
Total commercial loans	8,682	842	9,524	8,759	731	9,490
Residential real estate	2,985	392	3,377	2,572	357	2,929
Consumer	1,232	153	1,385	900	30	930
Lease financing	1,138	—	1,138	1,513	—	1,513
Total allowance for loan losses	$14,037	$1,387	$15,424	$13,744	$1,118	$14,862

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three and six months ended June 30, 2017 and 2016:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Balance, beginning of period	$15,805	$14,571	$14,862	$15,988
Charge-offs:
Commercial	728	2	737	2,262
Commercial real estate	174	108	470	247
Construction and land development	—	—	—	—
Residential real estate	155	201	327	301
Consumer	255	69	431	134
Lease financing	42	346	556	478
Total charge-offs	1,354	726	2,521	3,422
Recoveries:
Commercial	30	89	83	128
Commercial real estate	199	49	379	88
Construction and land development	12	8	35	17
Residential real estate	174	56	229	99
Consumer	68	36	116	59
Lease financing	32	40	250	41
Total recoveries	515	278	1,092	432
Net charge-offs	839	448	1,429	2,990
Provision for loan losses	458	629	1,991	1,754
Balance, end of period	$15,424	$14,752	$15,424	$14,752
Gross loans, end of period	$3,184,063	$2,161,041	$3,184,063	$2,161,041
Average loans	$2,620,875	$2,092,248	$2,491,844	$2,048,219
Net charge-offs to average loans	0.13%	0.09%	0.12%	0.29%
Allowance to total loans	0.48%	0.68%	0.48%	0.68%

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

	June 30,	December 31,
(dollars in thousands)	2017	2016
Impaired loans:
Commercial	$3,442	$6,548
Commercial real estate	17,511	18,398
Construction and land development	60	84
Residential real estate	5,496	5,029
Consumer	254	213
Lease financing	852	1,331
Total impaired loans	27,615	31,603
Other real estate owned, non-covered/non-guaranteed	5,541	2,947
Nonperforming assets	$33,156	$34,550
Impaired loans to total loans	0.87%	1.36%
Nonperforming assets to total assets	0.74%	1.07%

The decrease in nonperforming loans at June 30, 2017 was primarily due to certain commercial loans that had been due 90 days or more being brought current coupled with a decline in nonperforming leases.

We did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2017 and the year ended December 31, 2016 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.4 million and $0.7 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million and $0.3 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2017	$15,702	$9,437	$8,243	$14,316	$—	$—	$47,698
December 31, 2016	10,930	12,037	8,735	11,039	—	450	43,191

(1)	Includes only those 8‑rated loans that are not included in impaired loans.

Investment Securities.  Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2017 and December 31, 2016. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	June 30,		December 31,
	2017		2016
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$25,936	5.6%	$75,901	23.3%
Government sponsored entity debt securities	19,843	4.3	7,688	2.4
Agency mortgage-backed securities	242,550	52.7	90,070	27.7
Non-agency mortgage-backed securities	—	—	1	—
State and municipal securities	40,182	8.7	25,274	7.8
Corporate securities	54,049	11.7	47,405	14.6
Equity securities	2,780	0.6	—	—
Total investment securities, available for sale, at fair value	385,340	83.6	246,339	75.8
Investment securities, held to maturity, at amortized cost
State and municipal securities	75,371	16.4	78,672	24.2
Total investment securities	$460,711	100.0%	$325,011	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2017. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	June 30, 2017
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$20,971	4.5%	0.7%
Maturing in one to five years	4,965	1.1	0.8
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$25,936	5.6%	0.7%

Government sponsored entity debt securities:
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	5,904	1.3	1.9
Maturing in five to ten years	13,365	2.9	2.5
Maturing after ten years	574	0.1	2.5
Total government sponsored entity debt securities	$19,843	4.3%	2.3%

Agency mortgage-backed securities:
Maturing within one year	$1,332	0.3%	2.5%
Maturing in one to five years	191,073	41.5	2.1
Maturing in five to ten years	42,300	9.2	2.6
Maturing after ten years	7,845	1.7	3.0
Total agency mortgage-backed securities	$242,550	52.7%	2.3%

State and municipal securities (1):
Maturing within one year	$5,833	1.3%	2.4%
Maturing in one to five years	12,956	2.8	2.6
Maturing in five to ten years	14,757	3.2	3.4
Maturing after ten years	6,636	1.4	4.4
Total state and municipal securities	$40,182	8.7%	3.2%

Corporate securities:
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	5,617	1.2	3.3
Maturing in five to ten years	45,630	9.9	4.9
Maturing after ten years	2,802	0.6	5.3
Total corporate securities	$54,049	11.7%	4.8%

Equity securities:
No stated maturity	$2,780	0.6%	0.0%
Total investment securities, available for sale	$385,340	83.6%	2.6%

Investment securities, held to maturity
State and municipal securities (1):
Maturing within one year	$769	0.2%	5.5%
Maturing in one to five years	20,348	4.4	5.8
Maturing in five to ten years	35,575	7.7	6.8
Maturing after ten years	18,679	4.1	6.1
Total state and municipal securities	$75,371	16.4%	6.3%
Total investment securities	$460,711	100.0%	3.2%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 35%.

Declines in the fair value of available-for-sale investment securities are recorded as either temporary impairment or OTTI. OTTI is recognized when the fair value of an available-for-sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded as an offset to noninterest income and, therefore, results in a negative impact to our net income. An increase in the value of an OTTI security is not recorded as a recovery but as additional interest income over the remaining life of the security. During the first six months of 2016, we recognized OTTI losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. We recorded no OTTI loses during the first six months of 2017. Early in the fourth quarter of 2016, all $72.1 million of previously covered CMOs were sold.

The table below presents the credit ratings at June 30, 2017 at fair value for our investment securities classified as available for sale and amortized cost for investment securities classified as held to maturity.

	June 30, 2017
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$25,993	$25,936	$—	$25,936	$—	$—	$—	$—
Government sponsored entity debt securities	19,770	19,843	—	19,843	—	—	—	—
Agency mortgage-backed securities	242,021	242,550	368	242,182	—	—	—	—
State and municipal securities	39,813	40,182	8,143	20,627	2,047	—	—	9,365
Corporate securities	53,418	54,049	—	—	10,972	41,052	—	2,025
Equity securities	2,692	2,780	—	—	2,780	—	—	—
Total investment securities, available for sale	383,707	385,340	8,511	308,588	15,799	41,052	—	11,390
Investment securities held to maturity:
State and municipal securities	75,371	79,612	6,108	37,958	20,735	—	708	14,103
Total investment securities	$459,078	$464,952	$14,619	$346,546	$36,534	$41,052	$708	$25,493

Cash and Cash Equivalents.  Cash and cash equivalents increased $143.6 million to $334.4 million as of June 30, 2017 as compared to December 31, 2016. This increase was due to cash flows from financing activities of $275.4 million combined with cash flows provided by operating activities of $51.6 million. These increases were offset in part by cash flows used in investing activities of $183.3 million. Cash flows from financing activities primarily consisted of deposit growth totaling $186.8 million, repurchase agreements increased $24.6 million, FHLB advances increased $27.5 million, and proceeds from a term loan totaling $40.0 million. Cash provided by operating activities primarily reflected $12.0 million of net income and $38.4 million of proceeds received from sales of loans held for sale that exceeded originations. Cash used in investing activities primarily reflected loan growth.

Goodwill and Other Intangible Assets.  Goodwill was $96.9 million at June 30, 2017 compared to $48.8 million at December 31, 2016. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $48.1 million increase during the first six months of 2017 resulted from $45.9 million of goodwill associated with the Centrue acquisition and $2.2 million of goodwill from the CedarPoint acquisition.

Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $18.5 million and $7.2 million at June 30, 2017 and December 31, 2016, respectively. The increase in other intangibles primarily reflected the impact of a $10.4 million core deposit intangible associated with the Centrue acquisition and a $2.0 million trust relationship intangible from the CedarPoint acquisition, offset in part by $1.1 million of intangible amortization expense recorded during the first six months of 2017. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

Liabilities.  Total liabilities increased $1.1 billion to $4.0 billion at June 30, 2017 due primarily to the Centrue acquisition.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$553,072	—	$536,965	—
Interest-bearing:
Checking	729,069	0.21%	637,531	0.13%
Money market	427,272	0.32	382,780	0.27
Savings	182,963	0.15	163,392	0.15
Time, less than $250,000	358,146	0.88	378,158	0.90
Time, $250,000 and over	54,467	0.98	51,986	0.87
Time, brokered	255,258	1.42	215,865	1.37
Total interest-bearing	$2,007,175	0.52%	$1,829,712	0.49%
Total deposits	$2,560,247	0.41%	$2,366,677	0.38%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of June 30, 2017:

	June 30, 2017
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$11,757	$8,223	$23,104	$30,847	$73,931
Time, brokered	92,389	64,444	72,228	96,441	325,502
Total	$104,146	$72,667	$95,332	$127,288	$399,433

Total deposits increased $928.7 million to $3.3 billion at June 30, 2017 as compared to December 31, 2016. This increase primarily resulted from $741.8 million of deposits added from the Centrue acquisition. The remaining increase in deposits was primarily driven by deposit growth coupled with the impact of a $63.9 million commercial FHA loan payoff received in June 2017 that was remitted to Ginnie Mae in July 2017. At June 30, 2017, total deposits were comprised of 23.4% noninterest‑bearing demand accounts, 51.4% interest‑bearing transaction accounts and 25.2% of time deposits. At June 30, 2017, brokered deposits totaled $325.5 million, or 9.8% of total deposits, compared to $218.7 million, or 9.1% of total deposits, at December 31, 2016.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $170.6 million at June 30, 2017 compared to $131.6 million at December 31, 2016. This $39.1 million increase resulted from $14.4 million of short-term borrowings added from the Centrue acquisition combined with an increase in short-term borrowings at the Bank. The weighted average interest rate on our short‑term borrowings was 0.22% and 0.21% at June 30, 2017 and December 31, 2016, respectively.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $400.3 million and $237.5 million as of June 30, 2017 and December 31, 2016, respectively. During the first six months of 2017, we added a mix of both short-term and long-term FHLB advances of $177.4 million combined with the $95.2 million of FHLB advances from the Centrue acquisition. After repayments of $149.9 million, FHLB advances as of June 30, 2017 totaled $360.2 million.

On May 25, 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million.  The revolving line of credit matures on May 24, 2018 and pays a variable rate of interest equal to one-month LIBOR plus 2.00%. There were no advances made against the revolving line of credit at June 30, 2017.  The term loan matures on May 25, 2020 and pays a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2017, the Company will be required to make quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan agreement also contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital.

In conjunction with the Centrue acquisition, the Company assumed 181 shares of Centrue Series B mandatory redeemable preferred stock by issuing an equal number of shares of Series G preferred stock. The Series G preferred shares, which pay dividends of 6.0%, were recorded at a fair value of $0.2 million.

Subordinated Debt.  Subordinated debt totaled $54.6 million and $54.5 million as of June 30, 2017 and December 31, 2016, respectively. In June 2016, using proceeds from our initial public offering, we repaid $8.0 million of subordinated notes with a June 2021 maturity date and incurred other noninterest expense of $0.5 million for the write-off of the remaining unamortized discount that was established when the subordinated notes were issued.

Trust Preferred Debentures.  Trust preferred debentures totaled $45.2 million and $37.4 million as of June 30, 2017 and December 31, 2016, respectively. The increase in trust preferred debentures at June 30, 2017 resulted from $10.0 million of trust preferred debentures that were assumed by us in the Centrue acquisition and recorded at an acquisition date fair value of $7.6 million. The junior subordinated debentures from the Centrue transaction are unsecured with interest payable quarterly based on an interest rate of three-month LIBOR plus 2.65%. These debentures mature on April 22, 2034.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $130.2 million to $452.0 million at June 30, 2017 as compared to December 31, 2016. The increase in shareholders’ equity was due primarily to $112.5 million of common equity and $3.1 million of preferred equity issued for the Centrue acquisition. During the first six months of 2017, we generated net income of $12.0 million and declared dividends of $6.3 million to common shareholders. Shareholders’ equity was also impacted by the issuance of $3.4 million of common stock for the CedarPoint acquisition and $3.1 million of common stock activity related primarily to the exercise of stock options. In addition, accumulated other comprehensive income increased $1.7 million during the first six months of 2017.

In conjunction with the acquisition of Centrue, the Company issued 2,636 Series H preferred shares in exchange for an equal number of Centrue Series D non-cumulative, non-voting preferred stock, which Series H preferred shares were recorded upon issuance at a fair value of $3.1 million. Dividends are payable quarterly on the Series H preferred shares at a fixed rate of 12.5% per annum. The Company has the option to redeem, in whole or in part, the Series H preferred shares at any time after July 29, 2019. Upon redemption, the Company would pay holders of Series H preferred shares $1,000 per share, plus any accrued but unpaid dividends.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $170.6 million at June 30, 2017 compared to $131.6 million at December 31, 2016.

As of June 30, 2017 and December 31, 2016, we had $77.0 million and $30.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines at either date. In addition, available lines of credit from the Federal Reserve Discount Window at June 30, 2017 and December 31, 2016 were $109.4 million and $35.1 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans and construction loans totaling $168.6 million and $43.3 million as of June 30, 2017 and December 31, 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2017 or December 31, 2016, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2017 and December 31, 2016, we had $360.2 million and $237.5 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $513.3 million and $310.8 million of additional borrowing capacity with the FHLB as of June 30, 2017 and December 31, 2016, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

	Basel III
	Well	Adequately
Ratio	Capitalized	Capitalized
Tier 1 leverage ratio	5.0%	4.0%
Common equity Tier 1 capital ratio	6.5	4.5
Tier 1 risk-based capital ratio	8.0	6.0
Total risk-based capital ratio	10.0	8.0

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

At June 30, 2017, Midland States Bank exceeded all regulatory capital requirements under the Basel III Rule and were considered to be “well‑capitalized” with a Tier 1 leverage ratio of 9.56%, a common equity Tier 1 capital ratio of 11.07%, a Tier 1 capital ratio of 11.07% and a total capital ratio of 11.61%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2017:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$2,492,432	$—	$—	$—	$2,492,432
Time deposits	506,053	316,772	17,723	51	840,599
Securities sold under repurchase agreements	170,629	—	—	—	170,629
FHLB advances and other borrowings	180,872	44,432	100,000	75,000	400,304
Operating lease obligations	2,820	4,612	3,632	4,299	15,363
Subordinated debt	—	—	—	54,556	54,556
Trust preferred debentures	—	—	—	45,156	45,156
Total contractual obligations	$3,352,806	$365,816	$121,355	$179,062	$4,019,039

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
June 30, 2017:
Dollar change	$(3,176)	$3,981	$7,505
Percent change	(2.3)%	2.8%	5.4%
December 31, 2016:
Dollar change	$(2,857)	$4,154	$8,162
Percent change	(2.8)%	4.0%	7.9%

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

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at June 30, 2017, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2016.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
June 30, 2017:
Dollar change	$(22,647)	$35,802	$65,956
Percent change	(4.9)%	7.7%	14.2%
December 31, 2016:
Dollar change	$(16,159)	$27,135	$50,676
Percent change	(4.7)%	7.9%	14.8%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at June 30, 2017 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in securities backed by mortgage loans.

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

Centrue, the Company, Sentinel Acquisition, LLC, a wholly owned subsidiary of the Company (“Merger Sub”) and the individual members of the Centrue board of directors have been named as defendants in a putative class action lawsuit filed by an alleged shareholder of Centrue in the Circuit Court of LaSalle County, Illinois: Rader v. Battles, et al., Case No. 17L16 (filed February 3, 2017). The Complaint alleges, among other things, that the directors of Centrue breached their fiduciary duties in connection with entering into the merger agreement and that Centrue, the Company and Merger Sub aided and abetted those alleged fiduciary breaches. Plaintiff claims, among other things, that Centrue’s board of directors failed to ensure that Centrue’s shareholders would receive maximum value for their shares, utilized preclusive corporate and deal protection terms to inhibit an alternate transaction and failed to conduct an appropriate sale process, and that Centrue’s largest shareholder and its representative on Centrue’s board of directors exerted undue influence to force a sale of Centrue at an unfair price. The Complaint sought a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger, directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of Centrue shareholders and awarding plaintiff his costs and attorneys’ fees.

The plaintiffs filed a First Amended Complaint on May 4, 2017 and a Second Amended Complaint on July 13, 2017.  The Second Amended Complaint was filed after the completion of the Centrue acquisition and seeks monetary damages instead of equitable relief.

The defendants believe that the claims in this lawsuit are wholly without merit and intend to defend them vigorously. It is possible that other potential plaintiffs may file additional lawsuits challenging the merger.

The outcome of the pending and any additional future litigation is uncertain. If the case is not resolved, the lawsuit(s) could result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers that are not covered by insurance. The defense or settlement of the lawsuit may adversely affect the Company’s business, financial condition, results of operations and cash flows.

Item 1A – Risk Factors

Other than the following, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our ability to utilize Centrue’s deferred tax assets will be subject to limitations under applicable tax law, and the ultimate value of those deferred tax assets to us may not equal the value ascribed to them by us when negotiating the Centrue acquisition.

Prior to the completion of the Centrue acquisition, Centrue had substantial deferred tax assets that, under certain cases, can be used by us to offset future taxable income of the combined company. The ultimate value of those deferred tax assets to us will depend on several factors, including our ability to generate sufficient taxable income during the periods in which such deferred taxed assets may be utilized, future changes in our shareholder base, applicable income tax rates and limitations under Section 382 of the Internal Revenue Code, which are expected to impose an annual limitation on the use of pre-acquisition net operating losses equal to the value of Centrue immediately prior to the acquisition, multiplied by the applicable “long-term tax-exempt rate.” We performed due diligence on Centrue’s deferred tax assets and, in consultation with its tax and accounting advisors, and based on a number of significant assumptions, including our future earnings levels and income tax rates, ascribed monetary value to those deferred tax assets when determining the aggregate merger consideration we were willing to pay in the transaction. To the extent we are unable to utilize Centrue’s deferred tax assets, on the timeline assumed by us, or at all, it may prevent us from achieving the financial results we anticipated, and it may have an adverse effect on our financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2017.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
April 1 - 30, 2017	1,225	$32.56	-	-
May 1 - 31, 2017	57,246	35.46	-	-
June 1 - 30, 2017	1,218	34.22	-	-
Total	59,689	$35.38	-	-

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on May 24, 2016 pursuant to Rule 424(b)(4) under the Securities Act. From the effective date of the registration statement through June 30, 2017, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank, used $8.0 million to redeem the Company’s outstanding 8.25% subordinated notes due June 2021, and used the remaining $38.7 million of net proceeds towards the cash portion of the aggregate consideration paid in connection with the Centrue acquisition on June 9, 2017.

Item 6 – Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of January 26, 2017, among Midland States Bancorp, Inc., Sentinel Acquisition, LLC and Centrue Financial Corporation (incorporated by reference to Exhibit 2.1 to Midland States Bancorp, Inc.’s Current Report on Form 8-K filed on January 26, 2017)

3.1

Statement of Resolution Establishing Series of Series G Preferred Stock of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Midland States Bancorp, Inc.’s Current Report on Form 8-K filed on June 12, 2017)

3.2

Statement of Resolution Establishing Series of Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Midland States Bancorp, Inc.’s Current Report on Form 8-K filed on June 12, 2017)

Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: August 9, 2017	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2017	By:	/s/	Kevin L. Thompson
Kevin L. Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)