Form 10-Q
period 2017-09-30
Midland States Bancorp, Inc.
filed 2017-11-09
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the Registrant had 19,098,890 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and due from banks	$180,807	$189,543
Federal funds sold	2,765	1,173
Cash and cash equivalents	183,572	190,716
Investment securities available for sale, at fair value	396,985	246,339
Investment securities held to maturity, at amortized cost (fair value of $75,142 and $81,952 at September 30, 2017 and December 31, 2016, respectively)	70,867	78,672
Loans	3,157,972	2,319,976
Allowance for loan losses	(16,861)	(14,862)
Total loans, net	3,141,111	2,305,114
Loans held for sale, at fair value	35,874	70,565
Premises and equipment, net	80,941	66,692
Other real estate owned	6,379	3,560
Nonmarketable equity securities	34,391	19,485
Accrued interest receivable	11,673	8,202
Mortgage servicing rights, at lower of cost or market	56,299	68,008
Mortgage servicing rights held for sale	10,618	—
Intangible assets	17,966	7,187
Goodwill	97,351	48,836
Cash surrender value of life insurance policies	112,591	74,226
Accrued income taxes receivable	2,209	5,862
Deferred tax assets, net	22,845	—
Other assets	66,089	40,259
Total assets	$4,347,761	$3,233,723
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$674,118	$562,333
Interest-bearing	2,440,349	1,842,033
Total deposits	3,114,467	2,404,366
Short-term borrowings	153,443	131,557
FHLB advances and other borrowings	488,870	237,518
Subordinated debt	54,581	54,508
Trust preferred debentures	45,267	37,405
Accrued interest payable	2,355	1,045
Deferred tax liabilities, net	—	8,598
Other liabilities	38,089	36,956
Total liabilities	3,897,072	2,911,953

Shareholders’ Equity:
Preferred stock, Series H, $2 par value, $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at September 30, 2017	3,015	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,093,153 and 15,483,499 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	191	155
Capital surplus	329,934	209,712
Retained earnings	116,373	112,513
Accumulated other comprehensive income (loss)	1,176	(610)
Total shareholders’ equity	450,689	321,770
Total liabilities and shareholders’ equity	$4,347,761	$3,233,723

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans:
Taxable	$38,689	$26,047	$97,016	$75,741
Tax exempt	313	254	953	899
Loans held for sale	438	858	1,926	2,401
Investment securities:
Taxable	1,905	2,766	4,705	8,222
Tax exempt	963	892	2,820	2,739
Nonmarketable equity securities	331	174	788	504
Federal funds sold and cash investments	607	195	1,405	762
Total interest income	43,246	31,186	109,613	91,268
Interest expense:
Deposits	3,377	2,189	8,570	6,701
Short-term borrowings	100	81	262	217
FHLB advances and other borrowings	1,494	306	2,901	698
Subordinated debt	873	873	2,619	2,985
Trust preferred debentures	637	472	1,635	1,373
Total interest expense	6,481	3,921	15,987	11,974
Net interest income	36,765	27,265	93,626	79,294
Provision for loan losses	1,489	1,392	3,480	3,146
Net interest income after provision for loan losses	35,276	25,873	90,146	76,148
Noninterest income:
Commercial FHA revenue	3,777	3,260	14,625	18,360
Residential mortgage banking revenue	2,317	4,990	7,563	7,148
Wealth management revenue	3,475	1,941	9,754	5,596
Service charges on deposit accounts	2,133	1,044	4,147	2,916
Interchange revenue	1,724	920	3,816	2,829
FDIC loss-sharing expense	—	—	—	(1,661)
Gain on sales of investment securities, net	98	39	219	315
Other-than-temporary impairment on investment securities	—	—	—	(824)
Gain on sales of other real estate owned	22	33	54	112
Other income	1,857	2,710	5,186	6,781
Total noninterest income	15,403	14,937	45,364	41,572
Noninterest expense:
Salaries and employee benefits	22,411	16,568	61,368	48,967
Occupancy and equipment	4,144	3,271	10,800	9,815
Data processing	5,786	2,586	11,531	7,830
FDIC insurance	565	388	1,403	1,350
Professional	4,151	1,877	10,285	5,151
Marketing	1,070	717	2,517	2,009
Communications	723	546	1,655	1,609
Loan expense	629	314	1,531	1,351
Other real estate owned	146	179	725	748
Amortization of intangible assets	1,187	514	2,291	1,613
Loss on mortgage servicing rights held for sale	3,617	—	3,617	—
Other expense	3,934	1,697	9,082	6,756
Total noninterest expense	48,363	28,657	116,805	87,199
Income before income taxes	2,316	12,153	18,705	30,521
Income taxes	280	4,102	4,640	10,562
Net income	2,036	8,051	14,065	19,959
Preferred stock dividends and premium amortization	27	—	46	—
Net income available to common shareholders	$2,009	$8,051	$14,019	$19,959
Per common share data:
Basic earnings per common share	$0.10	$0.51	$0.81	$1.46
Diluted earnings per common share	$0.10	$0.51	$0.78	$1.43
Weighted average common shares outstanding	19,265,409	15,578,703	17,274,746	13,637,997
Weighted average diluted common shares outstanding	19,704,217	15,858,273	17,797,235	13,902,664

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,036	$8,051	$14,065	$19,959
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	305	(233)	3,245	5,789
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(98)	(39)	(219)	(315)
Income tax effect	(94)	110	(1,188)	(2,203)
Change in investment securities available for sale, net of tax	113	(162)	1,838	3,271
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	(25)	(3)	(83)	(42)
Income tax effect	9	1	31	17
Change in investment securities held to maturity, net of tax	(16)	(2)	(52)	(25)
Cash flow hedges:
Change in fair value of interest rate swap	—	32	—	93
Income tax effect	—	(13)	—	(38)
Change in cash flow hedges, net of tax	—	19	—	55
Other comprehensive income (loss), net of tax	97	(145)	1,786	3,301
Total comprehensive income	$2,133	$7,906	$15,851	$23,260

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	(loss) income	equity
Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	14,065	—	14,065
Compensation expense for stock option grants	—	—	413	—	—	413
Amortization of restricted stock awards	—	—	599	—	—	599
Preferred dividends declared	—	—	—	(102)	—	(102)
Amortization of preferred stock premium	(56)	—	—	56		—
Common dividends declared ($0.60 per share)	—	—	—	(10,159)	—	(10,159)
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,350	—	—	3,351
Acquisition of Centrue Financial Corporation	3,071	32	112,480	—	—	115,583
Issuance of common stock under employee benefit plans	—	3	3,380	—	—	3,383
Other comprehensive income	—	—	—	—	1,786	1,786
Balances, September 30, 2017	$3,015	$191	$329,934	$116,373	$1,176	$450,689

Balances, December 31, 2015	$—	$118	$135,822	$90,911	$6,029	$232,880
Cumulative effect of change in accounting principle	—	—	87	(87)	—	—
Balances, January 1, 2016	—	118	135,909	90,824	6,029	232,880
Net income	—	—	—	19,959	—	19,959
Compensation expense for stock option grants	—	—	315	—	—	315
Amortization of restricted stock awards	—	—	387	—	—	387
Common dividends declared ($0.54 per share)	—	—	—	(7,057)	—	(7,057)
Initial public offering of 3,590,065 shares of common stock, net of issuance costs	—	36	71,439	—	—	71,475
Issuance of common stock under employee benefit plans	—	—	489	—	—	489
Other comprehensive income	—	—	—	—	3,301	3,301
Balances, September 30, 2016	$—	$154	$208,539	$103,726	$9,330	$321,749

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF  CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,065	$19,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,480	3,146
Depreciation on premises and equipment	3,666	3,816
Amortization of intangible assets	2,291	1,613
FDIC loss-sharing expense	—	1,661
Amortization of restricted stock awards	599	387
Compensation expense for stock option grants	413	315
Increase in cash surrender value of life insurance	(2,016)	(1,547)
Investment securities amortization, net	1,358	840
Other-than-temporary impairment on investment securities	—	824
Gain on sales of investment securities, net	(219)	(315)
Gain on sales of other real estate owned	(54)	(112)
Write-down of other real estate owned	171	219
Origination of loans held for sale	(630,601)	(894,445)
Proceeds from sales of loans held for sale	679,217	907,306
Gain on loans sold and held for sale	(20,844)	(28,827)
Amortization of mortgage servicing rights	4,254	4,410
Impairment of mortgage servicing rights	1,830	6,093
Loss on mortgage servicing rights held for sale	3,617	—
Net change in operating assets and liabilities:
Accrued interest receivable	(1,095)	(1,114)
Accrued interest payable	1,035	896
Accrued income taxes receivable	3,653	7,304
Other assets	159	460
Other liabilities	(2,341)	(2,620)
Net cash provided by operating activities	62,638	30,269
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(221,617)	(64,396)
Sales	11,250	31,191
Maturities and payments	192,791	22,038
Investment securities held to maturity:
Purchases	(2,929)	(2,401)
Maturities	10,480	6,646
Net increase in loans	(160,266)	(325,009)
Purchases of premises and equipment	(5,261)	(1,410)
Purchase of bank-owned life insurance	—	(20,000)
Purchases of nonmarketable equity securities	(16,575)	(3,428)
Sales of nonmarketable equity securities	9,837	90
Proceeds from sales of other real estate owned	4,525	4,423
Net cash paid in acquisitions	(18,519)	—
Net cash used in investing activities	(196,284)	(352,256)
Cash flows from financing activities:
Net (decrease) increase in deposits	(29,766)	52,384
Net increase in short-term borrowings	7,452	30,751
Proceeds from FHLB borrowings	347,357	850,000
Payments made on FHLB borrowings	(229,857)	(652,500)
Proceeds from other borrowings, net of issuance costs	39,964	—
Payments made on other borrowings	(1,770)	—
Payments made on subordinated debt	—	(8,000)
Cash dividends paid on common stock	(10,159)	(7,057)
Cash dividends paid on preferred stock	(102)	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	71,475
Proceeds from issuance of common stock under employee benefit plans	3,383	489
Net cash provided by financing activities	126,502	337,542
Net (decrease) increase in cash and cash equivalents	$(7,144)	$15,555
Cash and cash equivalents:
Beginning of period	$190,716	$212,475
End of period	$183,572	$228,030
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$14,677	$11,078
Income tax paid	637	157
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$2,659	$4,245
Transfer of premises and equipment to assets held for sale	2,858	—
Transfer of mortgage servicing rights at lower of cost or market to mortgage servicing rights held for sale	10,618	—

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

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest earned on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our income sources also include Love Funding’s commercial Federal Housing Administration (“FHA”) loan origination and servicing income. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2016 amounts have been made to conform to the 2017 presentation. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company operates through its principal wholly owned banking subsidiary, Midland States Bank. The Bank operates through its branch banking offices and principal subsidiaries: Love Funding and Business Credit.

Summary of Significant Accounting Policies

Mortgage Servicing Rights Held for Sale. Mortgage servicing rights held for sale consist of residential mortgage servicing rights that management has committed to a plan to sell and has the ability to sell them to a buyer in their present condition. Mortgage servicing rights held for sale are carried at the lower of their carrying value or fair value less estimated costs to sell. Decreases in the valuation of mortgage servicing rights held for sale are included in loss on mortgage servicing rights held for sale in the consolidated statements of income.

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

Note 3 – Acquisitions

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue and its banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. In the aggregate, the Company acquired Centrue for approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through September 30, 2017, transaction and integration costs of $15.0 million associated with the acquisition have been expensed as incurred.

Under the acquisition method of accounting, the consideration paid is allocated to net tangible and intangible assets based on current estimated fair values on the date of acquisition. During the third quarter of 2017, the Company updated the preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which required a measurement period adjustment of $169,000 to increase goodwill. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the consideration paid for the acquisition is allocated as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$42,461
Investment securities available for sale	149,013
Loans	681,870
Loans held for sale	531
Premises and equipment	17,147
Other real estate owned	4,759
Nonmarketable equity securities	8,168
Accrued interest receivable	2,376
Mortgage servicing rights	1,933
Intangible assets	11,070
Cash surrender value of life insurance policies	36,349
Deferred tax assets, net	33,461
Other assets	2,256
Total assets acquired	991,394
Liabilities assumed:
Deposits	739,867
Short-term borrowings	14,434
FHLB advances and other borrowings	95,332
Trust preferred debentures	7,565
Accrued interest payable	275
Other liabilities	3,429
Total liabilities assumed	860,902
Net assets acquired	130,492
Goodwill	46,087
Total consideration paid	$176,579

Prior to the end of the one year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

Goodwill of $46.1 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Centrue into the Company. The goodwill is assigned as part of the Company’s Banking reporting unit. The portion of the consideration paid allocated to goodwill will not be deductible for tax purposes.

The identifiable assets acquired included the establishment of $11.1 million in core deposit intangibles, which are being amortized on an accelerated basis over an estimated useful life of eight years.

Acquired loan data for Centrue can be found in the table below (in thousands):

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
	at Acquisition Date	at Acquisition Date	to be Collected
Acquired receivables subject to ASC 310-30	$13,352	$20,719	$5,256
Acquired receivables not subject to ASC 310-30	668,518	821,338	4,518

The following table provides the unaudited pro forma information for the results of operations for three and nine months ended September 30, 2017 and 2016, as if the acquisition had occurred on January 1, 2016 (in thousands, except per share data). The pro forma results combine the historical results of Centrue with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of September 30, 2017 are included in net income in the table below. Acquisition related expenses that were recognized and are included in the pro forma net income for the three and nine months ended September 30, 2017 totaled $7.3 million and $15.0 million, respectively, on a pre-tax basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue (1)	$52,168	$52,139	$156,851	$152,532
Net income	2,036	8,850	15,299	23,490
Diluted earnings per common share	$0.10	$0.46	$0.71	$1.37

(1)	Net interest income plus noninterest income

CedarPoint Investment Advisors, Inc.

On March 28, 2017, the Company acquired all of the outstanding capital stock of CedarPoint Investment Advisors, Inc. (“CedarPoint”), an SEC registered investment advisory firm, pursuant to an Agreement and Plan of Merger, dated as of March 15, 2017. CedarPoint had approximately $180.0 million of assets under administration. The Company acquired CedarPoint for $3.7 million, which consisted of the issuance of 102,000 shares of the Company’s common stock and an accrual in other liabilities of $345,000 for the fair value of 18,000 shares that will be held in a special purpose escrow account (the “escrow shares”) as additional consideration until at least March 31, 2019. Payout of the escrow shares is contingent on CedarPoint reaching certain target revenue levels. Intangible assets recognized as a result of the transaction consisted of approximately $2.4 million in goodwill and $2.0 million in customer relationship intangibles. The customer relationship intangibles are being amortized on a straight-line basis over 12 years.

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

Note 4 – Investment Securities Available for Sale

Investment securities classified as available for sale as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$47,979	$—	$72	$47,907
Government sponsored entity debt securities	19,290	104	5	19,389
Agency mortgage-backed securities	229,382	1,103	631	229,854
State and municipal securities	39,385	376	45	39,716
Corporate securities	56,404	1,070	167	57,307
Equity securities	2,705	115	8	2,812
Total	$395,145	$2,768	$928	$396,985

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury securities	$75,973	$—	$72	$75,901
Government sponsored entity debt securities	7,653	57	22	7,688
Agency mortgage-backed securities	90,629	373	932	90,070
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,826	15	567	25,274
Corporate securities	47,443	403	441	47,405
Total	$247,525	$848	$2,034	$246,339

Unrealized losses and fair values for investment securities available for sale as of September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$42,936	$47	$4,971	$25	$47,907	$72
Government sponsored entity debt securities	6,467	5	—	—	6,467	5
Agency mortgage-backed securities	50,978	370	10,569	261	61,547	631
State and municipal securities	4,609	14	2,569	31	7,178	45
Corporate securities	4,957	52	5,412	115	10,369	167
Equity securities	2,606	8	—	—	2,606	8
Total	$112,553	$496	$23,521	$432	$136,074	$928

	December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
U.S. Treasury securities	$75,901	$72	$—	$—	$75,901	$72
Government sponsored entity debt securities	4,107	22	—	—	4,107	22
Agency mortgage-backed securities	57,882	930	402	2	58,284	932
State and municipal securities	20,215	567	—	—	20,215	567
Corporate securities	11,111	334	8,312	107	19,423	441
Total	$169,216	$1,925	$8,714	$109	$177,930	$2,034

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

At September 30, 2017, 63 investment securities available for sale had unrealized losses with aggregate depreciation of 0.68% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position; therefore, the Company does not consider these securities to be other than temporarily impaired at September 30, 2017.

For the three and nine months ended September 30, 2017, there was no OTTI recognized on investment securities available for sale. During the three and nine months ended September 30, 2016, the Company recognized $0 and $824,000,  respectively, of OTTI on its investment securities available for sale.

The amortized cost and fair value of the available-for-sale investment securities as of September 30, 2017 are shown by expected maturity in the following table (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$37,340	$37,307
After one year through five years	235,754	236,319
After five years through ten years	102,922	104,113
After ten years	16,424	16,434
Equity securities	2,705	2,812
Total	$395,145	$396,985

Proceeds from the sale of securities available for sale were $2.7 million and $11.3 million for the three and nine months ended September 30, 2017, respectively. Gross realized gains from the sale of securities available for sale were $98,000 and $219,000 for the three and nine months ended September 30, 2017, respectively.  There were no gross realized losses for the three and nine months ended September 30, 2017.

Proceeds from the sale of securities available for sale were $865,000 and $31.2 million for the three and nine months ended September 30, 2016, respectively. Gross realized gains from the sale of securities available for sale were $39,000 and $315,000 for the three and nine months ended September 30, 2016, respectively. There were no gross realized losses for the three and nine months ended September 30, 2016.

Note 5 – Investment Securities Held to Maturity

Investment securities classified as held to maturity as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

September 30, 2017
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
State and municipal securities	$70,867	$4,381	$106	$75,142

December 31, 2016
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
State and municipal securities	$78,672	$3,517	$237	$81,952

Unrecognized losses and fair value for investment securities held to maturity as of September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position, are summarized as follows (in thousands):

September 30, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	value	loss	value	loss	value	loss
State and municipal securities	$3,343	$32	$3,490	$74	$6,833	$106

December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	value	loss	value	loss	value	loss
State and municipal securities	$13,991	$140	$2,699	$97	$16,690	$237

For all of the above investment securities, the unrecognized losses are generally due to changes in interest rates and continued financial market stress and unrecognized losses are considered to be temporary.

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

At September 30, 2017, 27 investment securities held to maturity had unrecognized losses with aggregate depreciation of 1.53% from their amortized cost basis. The unrecognized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider who issued the securities and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrecognized loss position; therefore, the Company does not consider these securities to be other than temporarily impaired at September 30, 2017.

The amortized cost and fair value of investment securities held to maturity as of September 30, 2017, by contractual maturity, are as follows (in thousands):

	Amortized	Fair
	cost	value
Within one year	$871	$877
After one year through five years	19,055	19,709
After five years through ten years	35,164	38,478
After ten years	15,777	16,078
Total	$70,867	$75,142

Note 6 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans (1)	Total	Loans	Loans (1)	Total
Loans:
Commercial	$510,457	$3,087	$513,544	$454,310	$3,517	$457,827
Commercial real estate	1,456,620	15,664	1,472,284	963,895	5,720	969,615
Construction and land development	181,763	750	182,513	165,175	12,150	177,325
Total commercial loans	2,148,840	19,501	2,168,341	1,583,380	21,387	1,604,767
Residential real estate	438,973	6,774	445,747	247,156	6,557	253,713
Consumer	342,863	175	343,038	269,705	312	270,017
Lease financing	200,846	—	200,846	191,479	—	191,479
Total loans	$3,131,522	$26,450	$3,157,972	$2,291,720	$28,256	$2,319,976

(1)	The unpaid principal balance for PCI loans totaled $38.9 million and $34.6 million as of September 30, 2017 and December 31, 2016, respectively.

Total loans include net deferred loan fees of $11.4 million and $3.1 million at September 30, 2017 and December 31, 2016, respectively, and unearned discounts of $20.7 million within the lease financing portfolio at both September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016, the Company had commercial and residential loans held for sale totaling $35.9 million and $70.6 million, respectively.  During the three and nine months ended September 30, 2017, the Company sold commercial and residential real estate loans with proceeds totaling $206.2 million and $679.2 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $450.9 million and $907.3 million for the comparable periods in 2016, respectively.

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

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $26.5 million at both September 30, 2017 and December 31, 2016. During the three and nine months ended September 30, 2017, there were $982,000 and $4.0 million, respectively, of new loans and other additions, while repayments and other reductions totaled $948,000 and $4.0 million, respectively.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$474,513	$1,408,398	$174,115	$2,057,026	$426,560	$925,244	$159,702	$1,511,506
Special mention	16,543	9,121	—	25,664	10,930	8,735	—	19,665
Substandard	17,695	13,639	—	31,334	12,649	21,178	450	34,277
Substandard – nonaccrual	1,469	21,454	—	22,923	3,559	7,145	21	10,725
Doubtful	—	—	—	—	—	—	—	—
Not graded	237	4,008	7,648	11,893	612	1,593	5,002	7,207
Total (excluding PCI)	$510,457	$1,456,620	$181,763	$2,148,840	$454,310	$963,895	$165,175	$1,583,380

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
	Residential		Lease		Residential		Lease
	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$433,653	$342,586	$199,784	$976,023	$242,127	$269,492	$190,148	$701,767
Impaired	5,320	277	1,062	6,659	5,029	213	1,331	6,573
Total (excluding PCI)	$438,973	$342,863	$200,846	$982,682	$247,156	$269,705	$191,479	$708,340

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at September 30, 2017 and December 31, 2016 do not include $26.5 million and $28.3 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Nonaccrual loans:
Commercial	$1,469	$3,559
Commercial real estate	21,454	7,145
Construction and land development	—	21
Residential real estate	4,355	4,629
Consumer	273	187
Lease financing	1,062	1,330
Total nonaccrual loans	28,613	16,871
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	2,212	2,378
Commercial real estate	—	—
Construction and land development	45	—
Residential real estate	193	—
Consumer	4	26
Lease financing	—	1
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,454	2,405
Loans modified under troubled debt restructurings and still accruing:
Commercial	319	611
Commercial real estate	1,214	11,253
Construction and land development	59	63
Residential real estate	772	400
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings and still accruing	2,364	12,327
Total impaired loans (excluding PCI)	$33,431	$31,603

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2017 and 2016 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $124,000 and $532,000 for the three and nine months ended September 30, 2017, respectively, and $243,000 and $484,000 for the three and nine months ended September 30, 2016, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $40,000 and $59,000 for the three and nine months ended September 30, 2017, respectively, and $90,000 and $196,000 for the comparable periods in 2016, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$3,047	$3,111	$500	$3,877	$3,888	$882
Commercial real estate	16,454	17,540	3,570	2,142	2,331	309
Construction and land development	104	104	10	84	84	8
Residential real estate	3,056	3,634	490	3,735	4,404	604
Consumer	277	289	31	213	190	23
Lease financing	757	757	186	1,331	1,331	356
Total impaired loans with a valuation allowance	23,695	25,435	4,787	11,382	12,228	2,182
Impaired loans with no related valuation allowance:
Commercial	953	5,874	—	2,671	7,567	—
Commercial real estate	6,214	8,291	—	16,256	17,058	—
Construction and land development	—	813	—	—	—	—
Residential real estate	2,264	2,500	—	1,294	1,462	—
Consumer	—	—	—	—	26	—
Lease financing	305	305	—	—	—	—
Total impaired loans with no related valuation allowance	9,736	17,783	—	20,221	26,113	—
Total impaired loans:
Commercial	4,000	8,985	500	6,548	11,455	882
Commercial real estate	22,668	25,831	3,570	18,398	19,389	309
Construction and land development	104	917	10	84	84	8
Residential real estate	5,320	6,134	490	5,029	5,866	604
Consumer	277	289	31	213	216	23
Lease financing	1,062	1,062	186	1,331	1,331	356
Total impaired loans (excluding PCI)	$33,431	$43,218	$4,787	$31,603	$38,341	$2,182

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $9.8 million and $6.7 million at September 30, 2017 and December 31, 2016, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended September 30, 2017 and 2016 are included in the table below (in thousands):

	Three Months Ended September 30,
	2017		2016
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$3,054	$6	$6,426	$23
Commercial real estate	16,243	34	2,170	65
Construction and land development	104	2	65	3
Residential real estate	3,090	9	3,157	13
Consumer	289	—	115	—
Lease financing	757	—	727	—
Total impaired loans with a valuation allowance	23,537	51	12,660	104
Impaired loans with no related valuation allowance:
Commercial	2,912	—	439	2
Commercial real estate	6,238	—	15,610	—
Construction and land development	—	—	—	—
Residential real estate	2,276	2	1,341	1
Consumer	—	—	91	—
Lease financing	305	—	—	—
Total impaired loans with no related valuation allowance	11,731	2	17,481	3
Total impaired loans:
Commercial	5,966	6	6,865	25
Commercial real estate	22,481	34	17,780	65
Construction and land development	104	2	65	3
Residential real estate	5,366	11	4,498	14
Consumer	289	—	206	—
Lease financing	1,062	—	727	—
Total impaired loans (excluding PCI)	$35,268	$53	$30,141	$107

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the nine months ended September 30, 2017 and 2016 are included in the table below (in thousands):

	Nine Months Ended September 30,
	2017		2016
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$3,068	$8	$8,115	$24
Commercial real estate	16,808	51	2,273	115
Construction and land development	106	3	66	6
Residential real estate	3,032	12	3,234	24
Consumer	311	—	118	—
Lease financing	757	—	727	—
Total impaired loans with a valuation allowance	24,082	74	14,533	169
Impaired loans with no related valuation allowance:
Commercial	3,199	—	313	1
Commercial real estate	6,332	—	15,742	56
Construction and land development	—	—	—	—
Residential real estate	2,174	3	1,364	3
Consumer	—	—	91	—
Lease financing	305	—	—	—
Total impaired loans with no related valuation allowance	12,010	3	17,510	60
Total impaired loans:
Commercial	6,267	8	8,428	25
Commercial real estate	23,140	51	18,015	171
Construction and land development	106	3	66	6
Residential real estate	5,206	15	4,598	27
Consumer	311	—	209	—
Lease financing	1,062	—	727	—
Total impaired loans (excluding PCI)	$36,092	$77	$32,043	$229

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of September 30, 2017 (in thousands):

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$3,395	$2,161	$2,212	$1,469	$9,237	$501,220	$510,457
Commercial real estate	364	1,044	—	21,454	22,862	1,433,758	1,456,620
Construction and land development	115	67	45	—	227	181,536	181,763
Residential real estate	2,271	228	193	4,355	7,047	431,926	438,973
Consumer	2,055	1,228	4	273	3,560	339,303	342,863
Lease financing	598	—	—	1,062	1,660	199,186	200,846
Total (excluding PCI)	$8,798	$4,728	$2,454	$28,613	$44,593	$3,086,929	$3,131,522

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

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $2.4 million and $203,000 as of September 30, 2017 and December 31, 2016, respectively. The Company had no unfunded commitments in connection with TDRs at September 30, 2017 and December 31, 2016.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$319	$—	$319	$611	$—	$611
Commercial real estate	1,214	14,812	16,026	11,253	5,098	16,351
Construction and land development	59	—	59	63	—	63
Residential real estate	772	614	1,386	400	527	927
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,364	$15,426	$17,790	$12,327	$5,625	$17,952

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2017 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the Three Months Ended September 30, 2017:
Troubled debt restructurings:
Number of loans	—	—	—	1	—	—	1
Pre-modification outstanding balance	$—	$—	$—	$91	$—	$—	$91
Post-modification outstanding balance	—	—	—	90	—	—	90

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2017:
Troubled debt restructurings:
Number of loans	1	—	—	3	—	—	4
Pre-modification outstanding balance	$362	$—	$—	$475	$—	$—	$837
Post-modification outstanding balance	339	—	—	474	—	—	813

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2016 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2016 (dollars in thousands):

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

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are purchased loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Accretion recorded as loan interest income totaled $1.1 million and $4.3 million during the three and nine months ended September 30, 2017, respectively, and $1.8 million and $7.1 million during the three and nine months ended September 30, 2016, respectively.

Accretable yield of PCI loans, or income expected to be collected, is as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Balance, beginning of period	$9,035	$10,526
New loans purchased – Centrue acquisition	2,111	—
Accretion	(4,276)	(7,066)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	(1,558)	(96)
Reclassification from non-accretable	1,519	4,302
Balance, end of period	$6,831	$7,666

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

Changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,
	2017			2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$14,037	$1,387	$15,424	$13,629	$1,123	$14,752
Provision for loan losses	1,435	54	1,489	1,156	236	1,392
Loan charge-offs	(335)	—	(335)	(806)	(58)	(864)
Loan recoveries	278	5	283	250	29	279
Net loan (charge-offs) recoveries	(57)	5	(52)	(556)	(29)	(585)
Balance, end of period	$15,415	$1,446	$16,861	$14,229	$1,330	$15,559

	Nine Months Ended September 30,
	2017			2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988
Provision for loan losses	3,260	220	3,480	3,752	(606)	3,146
Loan charge-offs	(2,856)	—	(2,856)	(4,228)	(58)	(4,286)
Loan recoveries	1,267	108	1,375	612	99	711
Net loan (charge-offs) recoveries	(1,589)	108	(1,481)	(3,616)	41	(3,575)
Balance, end of period	$15,415	$1,446	$16,861	$14,229	$1,330	$15,559

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended September 30, 2017:
Beginning balance	$5,381	$3,996	$147	$3,377	$1,385	$1,138	$15,424
Provision for loan losses	(745)	2,715	55	(433)	(92)	(11)	1,489
Charge-offs	—	—	—	(128)	(105)	(102)	(335)
Recoveries	54	56	13	47	81	32	283
Ending balance	$4,690	$6,767	$215	$2,863	$1,269	$1,057	$16,861

Changes in allowance for loan losses for the three months ended September 30, 2016:
Beginning balance	$6,186	$3,511	$569	$2,584	$827	$1,075	$14,752
Provision for loan losses	1,216	(12)	(271)	220	326	(87)	1,392
Charge-offs	(251)	(214)	(1)	(153)	(91)	(154)	(864)
Recoveries	36	129	13	32	20	49	279
Ending balance	$7,187	$3,414	$310	$2,683	$1,082	$883	$15,559

Changes in allowance for loan losses for the nine months ended September 30, 2017:
Beginning balance	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	(630)	3,577	(178)	113	678	(80)	3,480
Charge-offs	(737)	(470)	—	(455)	(536)	(658)	(2,856)
Recoveries	137	435	48	276	197	282	1,375
Ending balance	$4,690	$6,767	$215	$2,863	$1,269	$1,057	$16,861

Changes in allowance for loan losses for the nine months ended September 30, 2016:
Beginning balance	$6,917	$5,179	$435	$2,120	$749	$588	$15,988
Provision for loan losses	2,619	(1,520)	(154)	886	479	836	3,146
Charge-offs	(2,513)	(461)	(1)	(454)	(225)	(632)	(4,286)
Recoveries	164	216	30	131	79	91	711
Ending balance	$7,187	$3,414	$310	$2,683	$1,082	$883	$15,559

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2017 and December 31, 2016 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
September 30, 2017:

Allowance for loan losses:
Loans individually evaluated for impairment	$212	$3,549	$5	$248	$—	$115	$4,129
Loans collectively evaluated for impairment	288	21	5	242	31	71	658
Non-impaired loans collectively evaluated for impairment	3,702	2,872	204	1,893	1,086	871	10,628
Loans acquired with deteriorated credit quality (1)	488	325	1	480	152	—	1,446
Total allowance for loan losses	$4,690	$6,767	$215	$2,863	$1,269	$1,057	$16,861
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$1,384	$22,482	$59	$3,124	$—	$420	$27,469
Impaired loans collectively evaluated for impairment	2,616	186	45	2,196	277	642	5,962
Non-impaired loans collectively evaluated for impairment	506,457	1,433,952	181,659	433,653	342,586	199,784	3,098,091
Loans acquired with deteriorated credit quality (1)	3,087	15,664	750	6,774	175	—	26,450
Total recorded investment (loan balance)	$513,544	$1,472,284	$182,513	$445,747	$343,038	$200,846	$3,157,972

December 31, 2016:

Allowance for loan losses:
Loans individually evaluated for impairment	$878	$296	$6	$379	$—	$285	$1,844
Loans collectively evaluated for impairment	4	13	2	225	23	71	338
Non-impaired loans collectively evaluated for impairment	4,539	2,684	337	1,968	877	1,157	11,562
Loans acquired with deteriorated credit quality (1)	499	232	—	357	30	—	1,118
Total allowance for loan losses	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$6,504	$18,275	$63	$2,920	$—	$670	$28,432
Impaired loans collectively evaluated for impairment	44	123	21	2,109	213	661	3,171
Non-impaired loans collectively evaluated for impairment	447,762	945,497	165,091	242,127	269,492	190,148	2,260,117
Loans acquired with deteriorated credit quality (1)	3,517	5,720	12,150	6,557	312	—	28,256
Total recorded investment (loan balance)	$457,827	$969,615	$177,325	$253,713	$270,017	$191,479	$2,319,976

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Note 7 – Mortgage Servicing Rights

At September 30, 2017 and December 31, 2016, the Company serviced mortgage loans for others totaling $5.95 billion and $5.64 billion, respectively. A summary of mortgage loans serviced for others as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Commercial FHA mortgage loans	$3,895,455	$3,811,066
Residential mortgage loans	2,053,933	1,833,443
Total loans serviced for others	$5,949,388	$5,644,509

Changes in our mortgage servicing rights were as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Mortgage servicing rights:
Balance, beginning of period	$75,705	$68,395	$71,710	$67,218
Servicing rights acquired – residential mortgage loans	—	—	1,933	—
Servicing rights transferred to held for sale - residential mortgage loans	(16,229)	—	(16,229)	—
Servicing rights capitalized – commercial FHA mortgage loans	1,432	3,506	5,020	5,777
Servicing rights capitalized – residential mortgage loans	435	1,125	1,656	2,764
Amortization – commercial FHA mortgage loans	(650)	(592)	(1,928)	(1,741)
Amortization – residential mortgage loans	(857)	(1,085)	(2,326)	(2,669)
Balance, end of period	59,836	71,349	59,836	71,349
Valuation allowances:
Balance, beginning of period	5,428	5,587	3,702	567
Additions	104	1,073	1,942	6,301
Reductions	—	—	(112)	(208)
Servicing rights transferred to held for sale - residential mortgage loans	(1,995)	—	(1,995)	—
Balance, end of period	3,537	6,660	3,537	6,660
Mortgage servicing rights, net	$56,299	$64,689	$56,299	$64,689
Fair value:
At beginning of period	$70,277	$62,960	$68,008	$66,700
At end of period	$56,299	$64,689	$56,299	$64,689

During the third quarter of 2017, the Company transferred $14.2 million of residential mortgage servicing rights, net of valuation allowance, to mortgage servicing rights held for sale. The Company has committed to a plan to sell certain residential mortgage servicing rights and has the ability to sell them to a buyer in their present condition. During the three and nine months ended September 30, 2017, the Company recognized a $3.6 million loss on mortgage servicing rights held for sale to reflect them at the lower of their carrying value or fair value less estimated costs to sell. As a result of recognizing this loss, mortgage servicing rights held for sale had a net carrying value of $10.6 million at September 30, 2017.

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at September 30, 2017 and December 31, 2016. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
September 30, 2017:
Commercial FHA mortgage loans	0.13%	3.67%	30.3	8.25%	$1,000	10 - 12%
Residential mortgage loans	0.26%	3.93%	22.6	11.52%	$67	9 - 11%

December 31, 2016:
Commercial FHA mortgage loans	0.13%	3.72%	30.2	8.31%	$1,000	10 - 13%
Residential mortgage loans	0.26%	3.89%	24.2	9.72%	$60	9 - 11%

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

Note 8 – Goodwill and Intangible Assets

At September 30, 2017 and December 31, 2016, goodwill totaled $97.4 million and $48.8 million, respectively. Goodwill increased $46.1 million as a result of the acquisition of Centrue on June 9, 2017 and $2.4 million as a result of the acquisition of CedarPoint on March 28, 2017, as further discussed in Note 3 to the consolidated financial statements.

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$31,612	$(17,998)	$13,614	$20,542	$(16,181)	$4,361
Customer relationship intangibles	7,471	(3,119)	4,352	5,471	(2,645)	2,826
Total intangible assets	$39,083	$(21,117)	$17,966	$26,013	$(18,826)	$7,187

In conjunction with the acquisition of Centrue on June 9, 2017, we recorded $11.1 million of core deposit intangibles, which are being amortized on an accelerated basis over an estimated useful life of eight years, as further discussed in Note 3 to the consolidated financial statements.

In conjunction with the acquisition of CedarPoint on March 28, 2017, we recorded $2.0 million of customer relationship intangibles, which are being amortized on a straight-line basis over 12 years, as further discussed in Note 3 to the consolidated financial statements.

Amortization of intangible assets was $1.2 million and $2.3 million for the three and nine months ended September 30, 2017, respectively, and $514,000 and $1.6 million for the comparable periods in 2016, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at September 30, 2017 and December 31, 2016 (in thousands):

	Notional Amount		Fair Value Gain
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$337,280	$264,359	$6,421	$6,253
Forward commitments to sell mortgage-backed securities	349,945	301,788	5	125
Total	$687,225	$566,147	$6,426	$6,378

Net losses of $1.1 million and net gains of $48,000 were recognized on derivative instruments for the three and nine months ended September 30, 2017, respectively. Net losses of $5.2 million and net gains of $527,000 were recognized on derivative instruments for the three and nine months ended September 30, 2016, respectively. Net gains and losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Interest Rate Swap Contracts

The Company entered into derivative instruments related to interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings. These derivative contracts do not qualify for hedge accounting.

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $10.1 million at September 30, 2017. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $121,000 at September 30, 2017, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Noninterest-bearing demand	$674,118	$562,333
Interest-bearing:
Checking	800,649	656,248
Money market	633,844	399,851
Savings	278,977	166,910
Time	726,879	619,024
Total deposits	$3,114,467	$2,404,366

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of and for the nine months ended September 30, 2017 and as of and for the year ended December 31, 2016 (in thousands):

	Repurchase Agreements
	September 30,	December 31,
	2017	2016
Outstanding at period-end	$153,443	$131,557
Average amount outstanding	157,388	130,228
Maximum amount outstanding at any month end	183,327	168,369
Weighted average interest rate:
During period	0.22%	0.23%
End of period	0.23%	0.21%

At September 30, 2017, the Company had federal funds lines of credit totaling $55.0 million. The lines of credit were unused at September 30, 2017.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $185.7 million and $140.0 million at September 30, 2017 and December 31, 2016, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $23.2 million and $35.1 million at September 30, 2017 and December 31, 2016, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $31.5 million and $43.3 million at September 30, 2017 and December 31, 2016, respectively. There were no outstanding borrowings at September 30, 2017 and December 31, 2016.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 3.50% at September 30, 2017 – maturing through May 25, 2020	$38,539	$—
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	—
Midland States Bank
FHLB advances – fixed rate, fixed term of $176.0 million and $112.5 million, at rates averaging 1.28% and 1.00% at September 30, 2017 and December 31, 2016, respectively – maturing through June 2021, and putable fixed rate of $235.0 million and $125.0 million at rates averaging 1.10% and 0.79% at September 30, 2017 and December 31, 2016, respectively, – maturing through August 2023 with call provisions through June 2019	411,144	237,500
FHLB advances – variable rate, fixed term, at rates averaging 0.85% at September 30, 2017 – maturing through March 2018	39,000	—
Other	6	18
Total FHLB advances and other borrowings	$488,870	$237,518

On May 25, 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The revolving line of credit matures on May 24, 2018 and pays a variable rate of interest equal to one-month LIBOR plus 2.00%. There were no advances made on the line of credit as of September 30, 2017. The term loan matures on May 25, 2020 and pays a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2017, the Company was required to begin making quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Company’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At September 30, 2017, the Company was in compliance with each of these financial covenants.

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 3 to the consolidated financial statements, each share of Centrue’s Series B preferred stock was converted into the right to receive a share of a newly created series of Series G preferred stock of the Company, and was recorded at fair value of $181,000 at the time of acquisition.

The Bank’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.63 billion and $1.18 billion at September 30, 2017 and December 31, 2016, respectively.

Note 13 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	$39,783	$39,729
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,798	14,779
Total subordinated debt	$54,581	$54,508

Note 14 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 4.16% and 3.74%, at September 30, 2017 and December 31, 2016, respectively – $3,000 maturing January 23, 2034	$2,043	$1,996
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 4.06% and 3.63% at September 30, 2017 and December 31, 2016, respectively – $10,000 maturing April 23, 2034	9,959	9,957
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 3.07% and 2.71% at September 30, 2017 and December 31, 2016, respectively – $20,000 maturing December 31, 2036	13,253	13,141
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 2.79% and 2.42% at September 30, 2017 and December 31, 2016, respectively – $20,000 maturing September 6, 2037	12,425	12,311
Centrue Statutory Trust II - variable interest rate equal to LIBOR plus 2.65%, which was 3.97% at September 30, 2017 - $10,000 maturing June 17, 2034	7,587	—
Total trust preferred debentures	$45,267	$37,405

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 3 to the consolidated financial statements, the Company assumed $10.0 million of subordinated debentures that were recorded at fair value of $7.6 million at the time of acquisition. In April 2004, the Centrue Statutory Trust II (“Centrue Trust II”) issued 10,000 shares of preferred securities with a liquidation amount of $1,000 per preferred security. Centrue issued $10.0 million of subordinated debentures to Centrue Trust II in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of Centrue Trust II, therefore, the trust is not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are shown as a liability, and the Company’s investment in the common stock of Centrue Trust II of $310,000 is included in other assets.

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

Note 16 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock) and common stock warrants. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,036	$8,051	$14,065	$19,959
Preferred stock dividends	(83)	—	(102)
Amortization of preferred stock premium	56	—	56	—
Net income available to common equity	2,009	8,051	14,019	19,959
Common shareholder dividends	(3,818)	(2,773)	(10,100)	(7,022)
Unvested restricted stock award dividends	(19)	(12)	(59)	(35)
Undistributed earnings to unvested restricted stock awards	—	(26)	(21)	(69)
Undistributed earnings to common shareholders	$(1,828)	$5,240	$3,839	$12,833
Basic
Distributed earnings to common shareholders	$3,818	$2,773	$10,100	$7,022
Undistributed earnings to common shareholders	(1,828)	5,240	3,839	12,833
Total common shareholders earnings, basic	$1,990	$8,013	$13,939	$19,855
Diluted
Distributed earnings to common shareholders	$3,818	$2,773	$10,100	$7,022
Undistributed earnings to common shareholders	(1,828)	5,240	3,839	12,833
Total common shareholders earnings	1,990	8,013	13,939	19,855
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	1	1
Total common shareholders earnings, diluted	$1,990	$8,013	$13,940	$19,856
Weighted average common shares outstanding, basic	19,265,409	15,578,703	17,274,746	13,637,997
Options and warrants	438,808	279,570	522,489	264,667
Weighted average common shares outstanding, diluted	19,704,217	15,858,273	17,797,235	13,902,664
Basic earnings per common share	$0.10	$0.51	$0.81	$1.46
Diluted earnings per common share	0.10	0.51	0.78	1.43

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

•

Level 3: Inputs to a valuation methodology that is unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, such as pricing corporate securities.

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of September 30, 2017 and December 31, 2016, are summarized below (in thousands):

	September 30, 2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$47,907	$47,907	$—	$—
Government sponsored entity debt securities	19,389	—	19,389	—
Agency mortgage-backed securities	229,854	—	229,854	—
State and municipal securities	39,716	—	39,716	—
Corporate securities	57,307	—	52,558	4,749
Equity securities	2,812	—	2,812	—
Loans held for sale	35,874	—	35,874	—
Interest rate lock commitments	6,421	—	6,421	—
Forward commitments to sell mortgage-backed securities	5	—	5	—
Interest rate swap contracts	121	—	121	—
Total	$439,406	$47,907	$386,750	$4,749
Liabilities
Interest rate swap contracts	$121	$—	$121	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$56,299	$—	$—	$56,299
Mortgage servicing rights held for sale	10,618	—	—	10,618
Impaired loans	18,311	—	6,227	12,084
Assets held for sale	2,858	—	2,858	—

	December 31, 2016
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level) 3
Assets and liabilities measured at fair value on a recurring basis:
Assets
Securities available for sale:
U.S. Treasury securities	$75,901	$75,901	$—	$—
Government sponsored entity debt securities	7,688	—	7,688	—
Agency mortgage-backed securities	90,070	—	90,070	—
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,274	—	25,274	—
Corporate securities	47,405	—	39,925	7,480
Loans held for sale	70,565	—	70,565	—
Interest rate lock commitments	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	—	125	—
Total	$323,282	$75,901	$239,900	$7,481
Liabilities
None

Assets measured at fair value on a non-recurring basis:
Impaired loans	$10,202	$—	$6,635	$3,567
Other real estate owned	165	—	165	—
Assets held for sale	1,550	—	1,550	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Mortgage servicing rights	$104	$1,073	$1,830	$6,093
Mortgage servicing rights held for sale	3,617	—	3,617	—
Impaired loans	1	144	564	310
Other real estate owned	—	4	180	219
Assets held for sale	—	—	1,130	—
Total loss on assets measured on a nonrecurring basis	$3,722	$1,221	$7,321	$6,622

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 (in thousands):

			Non-Agency
	Corporate		Mortgage-Backed
	Securities		Securities
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017		2017
Balance, beginning of period	$4,740	$7,480	$—	$1
Total realized in earnings (1)	54	235	—	—
Total unrealized in other comprehensive income	—	242	—	—
Net settlements (principal and interest)	(45)	(3,208)	—	(1)
Balance, end of period	$4,749	$4,749	$—	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 (in thousands).

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

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$180,807	$180,807	$180,807	$—	$—
Federal funds sold	2,765	2,765	2,765	—	—
Investment securities available for sale	396,985	396,985	47,907	344,329	4,749
Investment securities held to maturity	70,867	75,142	—	75,142	—
Nonmarketable equity securities	34,391	N/A	N/A	N/A	N/A
Loans, net	3,141,111	3,142,910	—	—	3,142,910
Loans held for sale	35,874	35,874	—	35,874	—
Accrued interest receivable	11,673	11,673	—	11,673	—
Interest rate lock commitments	6,421	6,421	—	6,421	—
Forward commitments to sell mortgage-backed securities	5	5	—	5	—
Interest rate swap contracts	121	121	—	121	—
Liabilities
Deposits	$3,114,467	$3,112,541	$—	$3,112,541	$—
Short-term borrowings	153,443	153,443	—	153,443	—
FHLB and other borrowings	488,870	488,196	—	488,196	—
Subordinated debt	54,581	50,055	—	50,055	—
Trust preferred debentures	45,267	43,114	—	43,114	—
Accrued interest payable	2,355	2,355	—	2,355	—
Interest rate swap contracts	121	121	—	121	—

	December 31, 2016
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$189,543	$189,543	$189,543	$—	$—
Federal funds sold	1,173	1,173	1,173	—	—
Investment securities available for sale	246,339	246,339	75,901	162,957	7,481
Investment securities held to maturity	78,672	81,952	—	81,952	—
Nonmarketable equity securities	19,485	N/A	N/A	N/A	N/A
Loans, net	2,305,114	2,305,206	—	—	2,305,206
Loans held for sale	70,565	70,565	—	70,565	—
Accrued interest receivable	8,202	8,202	—	8,202	—
Interest rate lock commitments	6,253	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	125	—	125	—
Liabilities
Deposits	$2,404,366	$2,404,231	$—	$2,404,231	$—
Short-term borrowings	131,557	131,557	—	131,557	—
FHLB and other borrowings	237,518	236,736	—	236,736	—
Subordinated debt	54,508	49,692	—	49,692	—
Trust preferred debentures	37,405	33,054	—	33,054	—
Accrued interest payable	1,045	1,045	—	1,045	—

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

For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During the nine months ended September 30, 2016, $6.7 million of corporate securities and $2,000 of non-agency mortgage backed securities were transferred from Level 2 to Level 3 because observable market inputs were not available and the securities were not actively traded; therefore, the fair value was determined utilizing third-party valuation services through consensus pricing. There were no investment securities available for sale transferred from Level 2 to Level 3 during the three and nine months ended September 30, 2017.

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

Nonmarketable equity securities.  Nonmarketable equity securities are primarily FHLB and Federal Reserve Bank stock. The Company is a member of the FHLB and the Federal Reserve System.  The carrying value is our basis because it is not practical to determine the fair value due to restrictions placed on transferability.

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

Impaired loans.  Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. The loan balances shown in the above tables represent nonaccrual and restructured loans for which impairment was recognized during the three and nine months ended September 30, 2017 and 2016. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during those same years.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Commitments to extend credit	$605,419	$483,345
Financial guarantees – standby letters of credit	71,616	89,233

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2017 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. The Company incurred losses as a result of make-whole requests and loan repurchases totaling $17,000 for both the three and nine months ended September 30, 2017, and $83,000 for the nine months ended September 30, 2016. There were no losses incurred for the three months ended September 30, 2016. The liability for unresolved repurchase demands totaled $366,000 and $329,000 at September 30, 2017 and December 31, 2016, respectively.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Three Months Ended September 30, 2017
Net interest income (expense)	$38,598	$(79)	$(1,754)	$36,765
Provision for loan losses	1,489	—	—	1,489
Noninterest income	8,571	3,966	2,866	15,403
Noninterest expense	42,425	3,910	2,028	48,363
Income (loss) before income taxes (benefit)	3,255	(23)	(916)	2,316
Income taxes (benefit)	996	(9)	(707)	280
Net income (loss)	$2,259	$(14)	$(209)	$2,036
Total assets	$4,370,600	$121,514	$(144,353)	$4,347,761

Three Months Ended September 30, 2016
Net interest income (expense)	$28,394	$215	$(1,344)	$27,265
Provision for loan losses	1,392	—	—	1,392
Noninterest income	9,714	3,557	1,666	14,937
Noninterest expense	23,640	3,511	1,506	28,657
Income (loss) before income taxes (benefit)	13,076	261	(1,184)	12,153
Income taxes (benefit)	4,573	104	(575)	4,102
Net income (loss)	$8,503	$157	$(609)	$8,051
Total assets	$3,252,421	$100,516	$(105,210)	$3,247,727

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
Nine Months Ended September 30, 2017
Net interest income (expense)	$97,580	$325	$(4,279)	$93,626
Provision for loan losses	3,480	—	—	3,480
Noninterest income	24,339	15,189	5,836	45,364
Noninterest expense	99,214	11,639	5,952	116,805
Income (loss) before income taxes (benefit)	19,225	3,875	(4,395)	18,705
Income taxes (benefit)	4,870	1,550	(1,780)	4,640
Net income (loss)	$14,355	$2,325	$(2,615)	$14,065
Total assets	$4,370,600	$121,514	$(144,353)	$4,347,761

Nine Months Ended September 30, 2016
Net interest income (expense)	$82,939	$712	$(4,357)	$79,294
Provision for loan losses	3,146	—	—	3,146
Noninterest income	21,347	19,212	1,013	41,572
Noninterest expense	69,784	12,203	5,212	87,199
Income (loss) before income taxes (benefit)	31,356	7,721	(8,556)	30,521
Income taxes (benefit)	9,348	3,088	(1,874)	10,562
Net income (loss)	$22,008	$4,633	$(6,682)	$19,959
Total assets	$3,252,421	$100,516	$(105,210)	$3,247,727

Note 20 – Related Party Transactions

A member of our board of directors has an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities. During the three and nine months ended September 30, 2017, the Company paid rent on these facilities of $166,000 and $553,000, respectively, and $165,000 and $540,000 for the comparable periods in 2016, respectively.

A member of our board of directors is an executive and board member of a company we utilize for relationship and marketplace studies. During the nine months ended September 30, 2017, the Company paid $116,000 for these services.

Note 21 – Subsequent Events

On October 16, 2017, the Company announced that it had entered into a definitive agreement to acquire Alpine Bancorporation, Inc. (“Alpine”) for estimated total consideration of approximately $181.0 million, consisting of $33.3 million in cash (the “Cash Consideration”) and an aggregate of 4,463,200 shares of Midland common stock (the “Stock Consideration”).  Alpine, the parent company of Alpine Bank & Trust is headquartered in Belvidere, Illinois, and operates 19 locations in northern Illinois. As of June 30, 2017, Alpine had total assets of $1.28 billion, gross loans of $830.2 million and total deposits of $1.14 billion. Under the terms of the definitive agreement, upon consummation of the transaction, holders of Alpine common stock will have the right to receive a pro rata share of the Cash Consideration and a pro rate share of the Stock Consideration, subject to potential adjustment based on Alpine’s tangible stockholders’ equity as of the month-end preceding the closing date. Based on an assumed value of $33.10 per share of Midland common stock, which was the closing price on NASDAQ on the trading day preceding the announcement of the transaction, the Company estimates the value of the total consideration will be $181.0 million, although the actual value of the total consideration will be higher or lower to the extent the trading price of Company common stock at closing differs from $33.10 per share. The transaction is expected to close during the first quarter of 2018, subject to the receipt of regulatory approvals, the approval of Alpine’s and the Company’s shareholders, and the satisfaction of other customary closing conditions.

On October 13, 2017, the Company issued, through a private placement, $40.0 million aggregate principal amount of subordinated debentures with a maturity date of October 15, 2027. The subordinated debentures bear a fixed rate of interest of 6.25% for the first five years, payable semiannually in arrears beginning April 15, 2018, and a floating rate of interest equal to the three-month LIBOR plus 422.9 basis points thereafter, payable quarterly in arrears beginning January 15, 2023. The subordinated debentures will be redeemable by the Company, in whole or in part, on or after October 15, 2022, and are not subject to redemption at the option of the holders. The value of the subordinated debentures is expected to be reduced by approximately $0.6 million related to debt issuance costs, which will be amortized on a straight line basis through the maturity of the subordinated debentures. The subordinated debentures will be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2017. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

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

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Our 136‑year old banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. Our commercial FHA origination and servicing business through our subsidiary, Love Funding, based in Washington, D.C., is one of the top originators of government sponsored mortgages for multifamily and healthcare facilities in the United States. Our commercial equipment leasing business through our subsidiary, Business Credit, based in Denver, Colorado, provides financing to business customers across the country. As of September 30, 2017, we had $4.3 billion in assets, $3.1 billion of deposits and $450.7 million of shareholders’ equity.

In late 2007, we developed a strategic plan to build a diversified financial services company anchored by a strong community bank. Since then, we have grown organically and through a series of acquisitions, with an over‑arching focus on enhancing shareholder value and building a platform for scalability. In November 2016, we completed the acquisition of approximately $400.0 million in wealth management assets from Sterling National Bank of Yonkers, New York. In March 2017, we acquired CedarPoint, an SEC registered investment advisory firm located in Delafield, Wisconsin, which added $180.0 million of wealth management assets. In June 2017, we completed the acquisition of Centrue Financial Corporation and its subsidiary, Centrue Bank, a regional, full-service community bank headquartered in Ottawa, Illinois. At closing, Centrue had 20 bank branches located principally in northern Illinois and total assets of $991.4 million.

On October 16, 2017, the Company announced it had entered into a definitive agreement to acquire Alpine Bancorporation, Inc., a regional, full-service community bank headquartered in Belvidere, Illinois. Alpine has 19 bank branches located principally in northern Illinois and had total assets of $1.3 billion as of June 30, 2017. The total consideration will be paid with $33.3 million in cash and 4,463,200 shares of Midland common stock, which has an estimated value of $181.0 million based on an assumed value of $33.10 per share of Midland common stock, which was the closing price on NASDAQ on the trading day preceding the announcement of the transaction. The transaction is expected to close during the first quarter of 2018, subject to regulatory and shareholder approvals. In connection with the Company’s entry into the transaction with Alpine, the Company issued $40.0 million of subordinated notes in October 2017 to certain institutional investors. These subordinated notes, which mature in October 2027, have a fixed interest rate of 6.25% for the first five years and a floating rate based on LIBOR plus 422.9 basis points thereafter.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest earned on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; commercial FHA mortgage loan originations, sales and servicing; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Significant Transactions

Each item listed below materially affects the comparability of our results of operations and financial condition as of and for the three and nine months ended September 30, 2017 and 2016, and may affect the comparability of financial information we report in future fiscal periods.

Recent Acquisitions. On June 9, 2017, the Company acquired Centrue for total consideration of $176.6 million. Consideration transferred by the Company consisted of $61.0 million in cash, 3.2 million shares of common stock and 2,636 shares of Series H preferred stock. At closing, Centrue primarily consisted of Centrue Bank and $10.0 million of trust preferred debentures. All identifiable assets acquired and liabilities assumed were adjusted to fair value as of June 9, 2017 and the results of Centrue’s operations have been included in the consolidated statements of income beginning on that date.  The resultant purchase accounting adjustments have been reflected in the enclosed consolidated balance sheet as of September 30, 2017. Intangible assets recognized as a result of the transaction consisted of $46.1 million in goodwill and $11.1 million in core deposit intangibles.

On March 28, 2017, the Company acquired for $3.7 million all of the outstanding capital stock of CedarPoint, an SEC registered investment advisory firm with $180.0 million of assets under administration. In conjunction with this agreement, the Company issued 120,000 shares of common stock of which 18,000 shares were deposited into a special purpose escrow account (the escrow shares). Payout of the escrow shares to CedarPoint is contingent on CedarPoint reaching certain target revenue levels. Intangible assets recognized as a result of the transaction consisted of $2.4 million in goodwill and $2.0 million in customer relationship intangibles.  The customer relationship intangibles are being amortized on a straight-line basis over 12 years.

On November 10, 2016, the Company acquired approximately $400.0 million in wealth management assets from Sterling for $5.2 million in cash. Intangible assets recognized as a result of the transaction consisted of approximately $2.3 million in goodwill and $2.3 million in customer relationship intangibles. The customer relationship intangibles are being amortized on a straight-line basis over 20 years.

Purchased Credit‑Impaired (“PCI”) Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. Our reported net interest margin for the three months ended September 30, 2017 and 2016 was 3.78% and 4.00%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $3.0 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively, increasing the reported net interest margin by 27 and 34 basis points for each respective period. The reported net interest margin for the nine months ended September 30, 2017 and 2016 was 3.78% and 4.01%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $7.0 million and $9.5 million for the nine months ended September 30, 2017 and 2016, respectively, increasing the reported net interest margin by 25 and 43 basis points for each respective period.

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

During the third quarter of 2017, the Company transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale. The Company has committed to a plan to sell these residential MSR and has the ability to sell them to a buyer in their present condition. During the three and nine months ended September 30, 2017, the Company recognized a $3.6 million loss on MSR held for sale to reflect them at the lower of their carrying amount or fair value less estimated costs to sell. As a result of recognizing this loss, MSR held for sale had a net carrying value of $10.6 million at September 30, 2017.

There were no impairment charges on our residential MSR in the third quarter of 2017 and $0.7 million of impairment recognized during the nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, we recorded impairment charges on our residential MSR totaling $22,000 and $5.0 million, respectively. Impairment charges on our commercial FHA MSR totaled $0.1 million and $1.1 million during the three and nine months ended September 30, 2017, respectively.  For the three and nine months ended September 30, 2016, we recorded impairment charges on our commercial FHA MSR totaling $1.1 million and $1.1 million, respectively.

Sale of Previously Covered Non-Agency Mortgage-Backed Securities – In October 2016, we sold previously covered non-agency mortgage-backed securities (“CMOs”) with a carrying value of $72.1 million. As a result of the sale, we recognized a gain totaling $14.3 million in the fourth quarter of 2016.

Branch Network Optimization Plan – In November 2016, the Company announced a branch network optimization plan that led to the closure of seven banking offices in the first quarter of 2017. As a result of the Centrue acquisition, the Company announced the closure of six additional Bank facilities. During the second and third quarters of 2017, we recorded $1.1 million and $0.4 million, respectively, of asset impairment on the six banking facilities to be closed and classified $3.9 million of branch related assets as held for sale by reclassifying this amount from premises and equipment to other assets on the consolidated balance sheet at September 30, 2017.

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended September 30,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Federal funds sold and cash investments	$202,407	$607	1.19%	$154,764	$195	0.50%
Investment securities:
Taxable investment securities	359,370	1,905	2.12	229,670	2,766	4.82
Investment securities exempt from federal income tax (1)	114,846	1,481	5.16	100,230	1,373	5.48
Total investment securities	474,216	3,386	2.86	329,900	4,139	5.02
Loans:
Taxable loans (2)	3,126,325	38,689	4.91	2,136,642	26,047	4.85
Loans exempt from federal income tax (1)	46,702	482	4.10	40,875	391	3.80
Total loans	3,173,027	39,171	4.90	2,177,517	26,438	4.83
Loans held for sale	46,441	438	3.74	90,661	858	3.77
Nonmarketable equity securities	31,224	331	4.20	18,365	174	3.77
Total earning assets	3,927,315	$43,933	4.44%	2,771,207	$31,804	4.57%
Noninterest-Earning Assets	498,364			330,036
Total assets	$4,425,679			$3,101,243
Interest-Bearing Liabilities
Checking and money market deposits	$1,448,228	$1,139	0.31%	$1,008,028	$448	0.18%
Savings deposits	286,199	92	0.13	163,867	62	0.15
Time deposits	511,761	1,094	0.85	425,269	957	0.90
Time, brokered deposits	281,302	1,052	1.48	206,025	722	1.39
Total interest-bearing deposits	2,527,490	3,377	0.53	1,803,189	2,189	0.48
Short-term borrowings	182,015	100	0.22	134,052	81	0.24
FHLB advances and other borrowings	434,860	1,494	1.36	165,774	306	0.73
Subordinated debt	54,570	873	6.40	54,470	873	6.41
Trust preferred debentures	45,201	637	5.60	37,266	472	5.03
Total interest-bearing liabilities	3,244,136	$6,481	0.79%	2,194,751	$3,921	0.71%
Noninterest-Bearing Liabilities
Noninterest-bearing deposits	688,986			550,816
Other noninterest-bearing liabilities	39,240			36,816
Total noninterest-bearing liabilities	728,226			587,632
Shareholders’ equity	453,317			318,860
Total liabilities and shareholders’ equity	$4,425,679			$3,101,243
Net interest income / net interest margin (3)		$37,452	3.78%		$27,883	4.00%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $687,000 and $617,000 for the three months ended September 30, 2017 and 2016, respectively.

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

	For the Nine Months Ended September 30,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Federal funds sold and cash investments	$186,539	$1,405	1.01%	$203,514	$762	0.50%
Investment securities:
Taxable investment securities	281,156	4,705	2.23	221,091	8,222	4.96
Investment securities exempt from federal income tax (1)	107,831	4,338	5.36	99,985	4,215	5.62
Total investment securities	388,987	9,043	3.10	321,076	12,437	5.16
Loans:
Taxable loans (2)	2,674,770	97,016	4.85	2,049,891	75,741	4.94
Loans exempt from federal income tax (1)	46,719	1,467	4.20	41,742	1,382	4.42
Total loans	2,721,489	98,483	4.84	2,091,633	77,123	4.93
Loans held for sale	60,590	1,926	4.25	76,586	2,401	4.19
Nonmarketable equity securities	24,547	788	4.29	16,881	504	3.99
Total earning assets	3,382,152	$111,645	4.41%	2,709,690	$93,227	4.60%
Noninterest-Earning Assets	402,889			324,116
Total assets	$3,785,041			$3,033,806
Interest-Bearing Liabilities
Checking and money market deposits	$1,254,706	$2,565	0.27%	$1,010,734	$1,391	0.18%
Savings deposits	217,753	224	0.14	162,890	181	0.15
Time deposits	446,025	2,928	0.88	436,975	2,933	0.90
Time, brokered deposits	264,035	2,853	1.44	216,075	2,196	1.36
Total interest-bearing deposits	2,182,519	8,570	0.52	1,826,674	6,701	0.49
Short-term borrowings	157,388	262	0.22	123,192	217	0.24
FHLB advances and other borrowings	325,120	2,901	1.19	150,213	698	0.62
Subordinated debt	54,544	2,619	6.40	59,324	2,985	6.71
Trust preferred debentures	40,613	1,635	5.38	37,181	1,373	4.93
Total interest-bearing liabilities	2,760,184	$15,987	0.77%	2,196,584	$11,974	0.73%
Noninterest-Bearing Liabilities
Noninterest-bearing deposits	598,874			528,238
Other noninterest-bearing liabilities	45,426			34,363
Total noninterest-bearing liabilities	644,300			562,601
Shareholders’ equity	380,557			274,621
Total liabilities and shareholders’ equity	$3,785,041			$3,033,806
Net interest income / net interest margin (3)		$95,658	3.78%		$81,253	4.01%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 35%. Tax- equivalent adjustments totaled $2.0 million for both the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Compared with			Compared with
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Earning Assets
Federal funds sold and cash investments	$102	$310	$412	$(96)	$739	$643
Investment securities:
Taxable investment securities	1,124	(1,985)	(861)	1,619	(5,136)	(3,517)
Investment securities exempt from federal income tax	194	(86)	108	323	(200)	123
Total investment securities	1,318	(2,071)	(753)	1,942	(5,336)	(3,394)
Loans:
Taxable loans	12,209	433	12,642	22,831	(1,556)	21,275
Loans exempt from federal income tax	58	33	91	160	(75)	85
Total loans	12,267	466	12,733	22,991	(1,631)	21,360
Loans held for sale	(417)	(3)	(420)	(506)	31	(475)
Nonmarketable equity securities	129	28	157	237	47	284
Total earning assets	$13,399	$(1,270)	$12,129	$24,568	$(6,150)	$18,418
Interest-Bearing Liabilities
Checking and money market deposits	$272	$419	$691	$417	$757	$1,174
Savings deposits	43	(13)	30	58	(15)	43
Time deposits	191	(54)	137	59	(64)	(5)
Time, brokered deposits	274	56	330	501	156	657
Total interest-bearing deposits	780	408	1,188	1,035	834	1,869
Short-term borrowings	28	(9)	19	58	(13)	45
FHLB advances and other borrowings	712	476	1,188	1,186	1,017	2,203
Subordinated debt	2	(2)	—	(235)	(131)	(366)
Trust preferred debentures	106	59	165	131	131	262
Total interest-bearing liabilities	$1,628	$932	$2,560	$2,175	$1,838	$4,013
Net interest income	$11,771	$(2,202)	$9,569	$22,393	$(7,988)	$14,405

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. The net interest margin is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming a 35% tax rate.

In the third quarter of 2017, we generated $37.5 million of net interest income on a tax-equivalent basis, which was an increase of $9.6 million, or 34.3%, from the $27.9 million of net interest income we produced on a tax-equivalent basis in the third quarter of 2016. This increase in net interest income was primarily due to a $12.1 million increase in interest income on a tax-equivalent basis, offset in part by a $2.6 million increase in interest expense.

For the first nine months of 2017, net interest income on a tax-equivalent basis was $95.7 million, an increase of $14.4 million, or 17.7%, from the $81.3 million of net interest income we generated on a tax-equivalent basis for the first nine months of the prior year. This increase was mainly due to an $18.4 million increase in interest income on a tax-equivalent basis, offset in part by a $4.0 million increase in interest expense.

Interest Income.    Total interest income on a tax-equivalent basis was $43.9 million and $111.6 million for the three and nine months ended September 30, 2017, respectively, compared to $31.8 million and $93.2 million for the three and nine months ended September 30, 2016, respectively.  These increases were primarily attributable to increases in interest income on loans and cash investments, offset in part by decreases in interest income on investment securities.

Interest income on loans increased to $39.2 million and $98.5 million for the three and nine months ended September 30, 2017, respectively, compared to $26.4 million and $77.1 million for the three and nine months ended September 30, 2016, respectively.  Increases of 45.7% and 30.1% in the average balances of loans outstanding for the three and nine months ended September 30, 2017, respectively, were primarily driven by the addition of loans from the Centrue acquisition combined with organic loan growth over the past year. A seven basis point increase in the average yield on loans for the three months ended September 30, 2017 was primarily driven by a $0.3 million increase in accretion income from purchase accounting discounts on acquired loans. For the nine months ended September 30, 2017, a nine basis point decrease in the average yield on loans resulted primarily from a $2.5 million decrease in accretion income from purchase accounting discounts on acquired loans, offset in part by an increase in prepayment penalties and the impact of higher market rates.

 The average rate on loans benefits from purchase accounting discount accretion on loan portfolios acquired (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above). The reported yield on total loans for the three months ended September 30, 2017 and 2016 was 4.90% and 4.83%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $3.0 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively, increasing the reported yields by 33 and 43 basis points for each respective period. The reported yield on total loans for the nine months ended September 30, 2017 and 2016 was 4.84% and 4.93%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $7.0 million and $9.5 million for the nine months ended September 30, 2017 and 2016, respectively, increasing the reported yields by 30 and 54 basis points for each respective period.

Interest income on investment securities decreased $0.8 million and $3.4 million for the three and nine months ended September 30, 2017, respectively. These decreases were mainly attributable to declines in the average yield on investment securities of 216 basis points and 206 basis points, respectively, offset in part by increases in the average balance of investment securities of 43.7% and 21.2%, respectively. The decreases in average yields resulted primarily from the impact of selling in the prior year fourth quarter $72.1 million of previously covered mortgage-backed securities (“CMOs”) that were yielding approximately 13.0%, coupled with lower yields being earned on Centrue’s investment portfolio.  The increases in average balances were primarily due to the addition of $149.0 million of investment securities from Centrue.

Interest income on short-term cash investments increased to $0.6 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.  These increases were primarily due to an increase in short-term interest rates.

Interest Expense.    Interest expense on interest-bearing liabilities increased $2.6 million, or 65.3%, to $6.5 million for the third quarter of 2017, and $4.0 million, or 33.5%, to $16.0 million for the nine months ended September 30, 2017. The increases in interest expense were primarily due to increases in interest expense on deposits and borrowings.

Interest expense on deposits increased to $3.4 million and $8.6 million for the three and nine months ended September 30, 2017, respectively, as compared to $2.2 million and $6.7 million for the three and nine months ended September 30, 2016, respectively.  The $1.2 million, or 54.2%, increase in interest expense on deposits for the third quarter of 2017 was primarily due to the average balance of interest-bearing deposits increasing 40.2% combined with a five basis point increase in the average rate paid. For the nine-month period, the $1.9 million, or 27.9%, increase in interest expense on deposits was mainly attributable to the average balance of deposits increasing 19.5% coupled with a three basis point increase in the average rate paid. The increases in the average balance of deposits primarily reflected the addition of interest-bearing deposits from Centrue. The increases in the average rates paid were primarily due to increases in market interest rates.

Interest expense on borrowings increased to $3.1 million and $7.4 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.7 million and $5.3 million for the three and nine months ended

September 30, 2016, respectively.  The $1.4 million and $2.1 million increases in interest expense on borrowings for the three and nine months ended September 30, 2017, respectively, were primarily due to increased usage of both short-term and long-term FHLB advances, the addition of $90.0 million of FHLB advances and $10.0 million of trust preferred debentures from Centrue, entering into a $40.0 million term loan in May 2017, and the impact of higher market interest rates on new FHLB advances.  For the nine months ended September 30, 2017, the impact of these increases was offset in part by a decrease in interest expense on subordinated debt due to the payoff of $8.0 million of 8.25% subordinated debt on June 28, 2016.

Provision for Loan Losses.  The provision for loan losses totaled $1.5 million and $3.5 million for the three and nine months ended September 30, 2017, respectively, compared to $1.4 million and $3.1 million for the three and nine months ended September 30, 2016, respectively. For the first nine months of 2017, the provision for loan losses primarily reflected specific reserves recorded on two commercial real estate loans combined with the impact of loan growth over the past year.  For the nine months ended September 30, 2016, the provision for loan losses was impacted by a $0.8 million provision reduction related to a PCI loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above).

Noninterest Income.  Noninterest income totaled $15.4 million in the third quarter of 2017 compared to $14.9 million in the third quarter of 2016. For the nine months ended September 30, 2017, noninterest income increased $3.8 million, or 9.1%, to $45.4 million. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Commercial FHA revenue	$3,777	$3,260	$517
Residential mortgage banking revenue	2,317	4,990	(2,673)
Wealth management revenue	3,475	1,941	1,534
Service charges on deposit accounts	2,133	1,044	1,089
Interchange revenue	1,724	920	804
FDIC loss-sharing expense	—	—	—
Gain on sales of investment securities, net	98	39	59
Other-than-temporary impairment on investment securities	—	—	—
Gain on sales of other real estate owned	22	33	(11)
Other income	1,857	2,710	(853)
Total noninterest income	$15,403	$14,937	$466

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Commercial FHA revenue	$14,625	$18,360	$(3,735)
Residential mortgage banking revenue	7,563	7,148	415
Wealth management revenue	9,754	5,596	4,158
Service charges on deposit accounts	4,147	2,916	1,231
Interchange revenue	3,816	2,829	987
FDIC loss-sharing expense	—	(1,661)	1,661
Gain on sales of investment securities, net	219	315	(96)
Other-than-temporary impairment on investment securities	—	(824)	824
Gain on sales of other real estate owned	54	112	(58)
Other income	5,186	6,781	(1,595)
Total noninterest income	$45,364	$41,572	$3,792

Commercial FHA revenue.  Noninterest income from our commercial FHA business increased $0.5 million, or 15.9%, to $3.8 million in the third quarter of 2017. Love Funding generated gains on loans held for sale of $3.4 million and net servicing revenues of $0.4 million in the third quarter of 2017 compared to gains on loans held for sale of $3.8 million and a net servicing loss of $0.5 million in the third quarter of 2016. Rate lock commitments totaled $112.5 million in the third quarter of 2017 compared to $73.4 million in the third quarter of 2016. Although rate lock commitments were higher in the third quarter of 2017, the decrease in gains recognized on loans held for sale resulted from a rate lock cancellation that led to the reversal of $0.9 million of commercial FHA revenue that had been initially recognized in the first quarter of 2017. The increase in servicing revenue was primarily due to $1.1 million of MSR impairment recorded in the prior year third quarter compared to $0.1 million of MSR impairment recognized in the third quarter of 2017.

For the first nine months of 2017, noninterest income from our commercial FHA business decreased $3.7 million, or 20.3%, to $14.6 million. Love Funding generated gains on loans held for sale of $14.3 million and net servicing revenues of $0.3 million for the first nine months of 2017 compared to gains on loans held for sale of $17.8 million and net servicing revenue of $0.6 million for the first nine months of 2016. The $3.5 million decrease in gains on loans held for sale resulted primarily from a decrease in commercial FHA interest rate lock commitments to $481.0 million in the first nine months of 2017 compared to $581.8 million in the first nine months of 2016. The $0.2 million decrease in net servicing revenue primarily resulted from a $0.1 million increase in impairment recorded against our commercial FHA MSR during the first nine months of 2017 combined with higher amortization of commercial FHA MSR.

Residential mortgage banking revenue.  Our residential mortgage banking activities generated gains on loans held for sale of $1.8 million and net servicing revenue of $0.6 million in the third quarter of 2017 compared to gains on loans held for sale of $4.8 million and net servicing revenue of $0.2 million in the third quarter of 2016. The $3.0 million decrease in gains on loans held for sale was primarily due to a 60.2% decrease in interest rate lock commitments in the third quarter of 2017 compared to the prior year third quarter. The $0.3 million increase in net servicing revenue primarily resulted from a decrease in MSR amortization.

For the first nine months of 2017, our residential mortgage banking activities generated gains on loans held for sale of $6.5 million and net servicing revenue of $1.0 million compared to gains on loans held for sale of $11.0 million and a net servicing loss of $3.9 million in the first nine months of 2016. The $4.5 million decrease in gains on loans held for sale was primarily due to a 37.1% decline in interest rate lock commitments during the first nine months of 2017. The $4.9 million increase in net servicing revenue primarily resulted from $5.0 million of impairment recorded against our residential mortgage servicing rights during the first nine months of 2016 compared to $0.7 million of impairment in the first nine months of 2017. The increase in net servicing revenue was also impacted by a decrease in MSR amortization.

Wealth management revenue.  Noninterest income from our wealth management business totaled $3.5 million and $9.8 million for the three and nine months ended September 30, 2017, respectively, compared to $1.9 million and $5.6 million for the corresponding three and nine month periods in the prior year, respectively. These increases in wealth management revenue for both the three- and nine-month periods were primarily due to growth in assets under administration of $766.0 million, or 62.0%, to $2.0 billion at September 30, 2017 compared to September 30, 2016. The increase in assets under administration consisted of $400.0 million of wealth management assets added from the Sterling acquisition that closed in November 2016, $180.0 million of assets under administration added from the CedarPoint acquisition and organic growth experienced during the past year.

Service charges on deposit accounts.  Noninterest income from service charges on deposit accounts totaled $2.1 million and $4.1 million for the three and nine months ended September 30, 2017, respectively, compared to $1.0 million and $2.9 million for the corresponding three and nine month periods in the prior year, respectively. These increases primarily resulted from the addition of transactional deposit accounts associated with the Centrue acquisition that closed in June 2017.

Interchange revenue.  Noninterest income from interchange revenue totaled $1.7 million and $3.8 million for the three and nine months ended September 30, 2017, respectively, compared to $0.9 million and $2.8 million for the corresponding three and nine month periods in the prior year, respectively. These increases were primarily due to an increased level of debit card activity resulting from the Centrue acquisition that closed in June 2017.

FDIC loss-sharing expense.    In October 2016, we entered into an agreement with the FDIC to terminate the remaining provisions of the then existing loss share agreements. As a result, we have recorded no FDIC loss-sharing expense during the three and nine months ended September 30, 2017. For the nine months ended September 30, 2016, FDIC loss-sharing expense totaled $1.7 million.    FDIC loss-sharing expense in 2016 primarily consisted of a $1.5 million reimbursement to the FDIC for 80% of covered losses paid to us previously on a covered loan that was paid in full during the second quarter of 2016 (see “Significant Transactions – Purchased Credit-Impaired (PCI) Loans” above).

Other‑than‑temporary impairment on investment securities.  During the first quarter of 2016, we recognized OTTI losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. We have recorded no OTTI loses during the first nine months of 2017. Early in the fourth quarter of 2016, all previously covered CMOs totaling $72.1 million were sold.

Other income.  Other income totaled $1.9 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, compared to $2.7 million and $6.8 million for the corresponding three and nine month periods in the prior year, respectively. During the third quarter of 2016, the Company recognized $0.7 million of death benefits due to the passing of an employee covered by bank-owned life insurance. Additionally, other noninterest income for the nine months ended September 30, 2016 included the reversal of a $0.4 million contingent consideration accrual associated with the Heartland Bank acquisition. The Company concluded during the second quarter of 2016 that Love Funding would not reach the level of net income for the two-year period ending December 31, 2016 that would trigger a contingent consideration payment.

Noninterest Expense. Noninterest expense totaled $48.4 million in the third quarter of 2017 compared to $28.7 million in the third quarter of 2016. For the nine months ended September 30, 2017, noninterest expense increased $29.6 million, or 34.0%, to $116.8 million. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$22,411	$16,568	$5,843
Occupancy and equipment	4,144	3,271	873
Data processing	5,786	2,586	3,200
FDIC insurance	565	388	177
Professional	4,151	1,877	2,274
Marketing	1,070	717	353
Communications	723	546	177
Loan expense	629	314	315
Other real estate owned	146	179	(33)
Amortization of intangible assets	1,187	514	673
Loss on mortgage servicing rights held for sale	3,617	—	3,617
Other expense	3,934	1,697	2,237
Total noninterest expense	$48,363	$28,657	$19,706

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$61,368	$48,967	$12,401
Occupancy and equipment	10,800	9,815	985
Data processing	11,531	7,830	3,701
FDIC insurance	1,403	1,350	53
Professional	10,285	5,151	5,134
Marketing	2,517	2,009	508
Communications	1,655	1,609	46
Loan expense	1,531	1,351	180
Other real estate owned	725	748	(23)
Amortization of intangible assets	2,291	1,613	678
Loss on mortgage servicing rights held for sale	3,617	—	3,617
Other expense	9,082	6,756	2,326
Total noninterest expense	$116,805	$87,199	$29,606

Salaries and employee benefits.  Salaries and employee benefits expense increased $5.8 million, or 35.3%, to $22.4 million in the third quarter of 2017.  For the first nine months of 2017, salaries and employee benefits expense increased $12.4 million, or 25.3%, to $61.4 million. These increases were directly impacted by acquisition-related costs associated with the Centrue acquisition of $2.4 million and $7.1 million for the three and nine months ended September 30, 2017, respectively. For Centrue, the Company recorded $4.1 million of change in control costs, along with severance and other benefit related expenses. Salaries and employees benefits expense for both the three and nine months ended September 30, 2017 was also impacted by an increase in the number of full-time equivalent employees attributable to the Centrue transaction, annual salary increases that took effect in 2017 and increased benefit costs.

Occupancy and equipment.  Occupancy equipment expense totaled $4.1 million and $10.8 million for the three and nine months ended September 30, 2017, respectively, compared to $3.3 million and $9.8 million for the corresponding three and nine month periods in the prior year, respectively. These increases were mainly due to depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities added from the Centrue acquisition.

Data processing.    Data processing expense increased $3.2 million, or 123.7%, to $5.8 million for the third quarter of 2017 and $3.7 million, or 47.3%, to $11.5 million for the first nine months of 2017.  These increases resulted primarily from one-time data processing costs incurred in conjunction with the conversion of Centrue’s systems to the core processing platform and ancillary systems used by the Company, combined with increased processing costs related to the addition of Centrue and growth of our wealth management business. Data processing expense also includes a $1.8 million fee paid in July 2017 to terminate the contract with Centrue’s debit card service provider.

Professional.    Professional fees increased $2.3 million, or 121.2%, to $4.2 million for the third quarter of 2017 and $5.1 million, or 99.7%, to $10.3 million for the first nine months of 2017.  These increases resulted primarily from nonrecurring acquisition-related expenses associated with the Centrue acquisition coupled with professional fees incurred on various technology and other integration projects.

Marketing.  Marketing expense totaled $1.1 million and $2.5 million for the three and nine months ended September 30, 2017, respectively, compared to $0.7 million and $2.0 million for the corresponding three and nine month periods in the prior year, respectively. These increases reflected the impact of increased advertising and public relations expense centered on the promotion of our acquisition and integration of Centrue.

Amortization of intangible assets.  Intangible assets expense totaled $1.2 million and $2.3 million for the three and nine months ended September 30, 2017, respectively, compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively. These increases were primarily due to amortization recorded on the $11.1 million core deposit intangible established in conjunction with the Centrue acquisition in June 2017.

Loss on mortgage servicing rights held for sale.    During the third quarter of 2017, we transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale. We have committed to a plan to sell these residential MSR and have the ability to sell them to a buyer in their present condition. As a result, during the three and nine months ended September 30, 2017, we recognized a $3.6 million loss on MSR held for sale to reflect them at the lower of their carrying amount or fair value less costs to sell. After recognizing this loss, MSR held for sale had a net carrying value of $10.6 million at September 30, 2017.

Other expense.  Other expense totaled $3.9 million and $9.1 million for the three and nine months ended September 30, 2017, respectively, compared to $1.7 million and $6.8 million for the three and nine months ended September 30, 2016, respectively. These increases were primarily attributable to the Centrue acquisition and increases in costs associated with supplies, insurance, travel, meals, postage, and training. Included in other noninterest expense for the three and nine months ended September 30, 2017 were $0.4 million and $1.5 million of asset impairment on three banking facilities that closed in the third quarter of 2017.

Income Tax Expense. Income tax expense was $0.3 million and $4.6 million for the three and nine months ended September 30, 2017, respectively, compared to $4.1 million and $10.6 million for the three and nine months ended September 30, 2016, respectively. Effective tax rates were 12.1% and 24.8% for the three and nine months ended September 30, 2017, respectively, compared to 33.8% and 34.6% for the three and nine months ended September 30, 2016, respectively. Significant items that impact our effective tax rate are interest on tax-exempt securities and loans and tax-free earnings from bank-owned life insurance. The lower effective tax rate for the first nine months of 2017 was primarily due to income before taxes declining without a corresponding decrease in tax-exempt items. The lower effective tax rates also reflected the impact of an increase in excess tax benefits associated with share-based compensation award activity combined with tax benefits realized on the recent establishment of a captive insurance subsidiary.

Financial Condition

Assets. Total assets increased $1.1 billion to $4.3 billion at September 30, 2017 as compared to December 31, 2016.  This increase primarily reflected the addition of $1.0 billion of assets from the Centrue acquisition. The remaining increase was primarily attributable to organic loan growth of $156.1 million.

Loans.  The loan portfolio is the largest category of our assets. At September 30, 2017, total loans, net of allowance for loan losses, were $3.1 billion. The following table shows loans by non‑PCI and PCI loan category and the related allowance as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$510,457	$3,087	$513,544	$454,310	$3,517	$457,827
Commercial real estate	1,456,620	15,664	1,472,284	963,895	5,720	969,615
Construction and land development	181,763	750	182,513	165,175	12,150	177,325	.
Total commercial loans	2,148,840	19,501	2,168,341	1,583,380	21,387	1,604,767
Residential real estate	438,973	6,774	445,747	247,156	6,557	253,713
Consumer	342,863	175	343,038	269,705	312	270,017
Lease financing	200,846	—	200,846	191,479	—	191,479
Total loans, gross	3,131,522	26,450	3,157,972	2,291,720	28,256	2,319,976
Allowance for loan losses	(15,415)	(1,446)	(16,861)	(13,744)	(1,118)	(14,862)
Total loans, net	$3,116,107	$25,004	$3,141,111	$2,277,976	$27,138	$2,305,114

Loans increased $838.0 million to $3.2 billion at September 30, 2017 as compared to December 31, 2016. The increase in loans was primarily due to $681.9 million of loans added from the Centrue acquisition. The remaining increase resulted from organic growth of commercial real estate loans, residential real estate loans, consumer loans and lease financing receivables. The $1.8 million decrease in PCI loans at September 30, 2017 compared to December 31, 2016 reflected the impact of loan payoffs and repayments, offset in part by the addition of $13.4 million of PCI loans from the Centrue acquisition.

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

	For the Nine Months Ended		For the Year Ended
	September 30, 2017		December 31, 2016
		Net		Net
		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)
Loans:
Commercial	$104,812	$(49,095)	$—	$(41,746)
Commercial real estate	485,984	16,685	—	92,831
Construction and land development	28,458	(23,270)	—	27,059
Total commercial loans	619,254	(55,680)	—	78,144
Residential real estate	59,569	132,465	—	90,489
Consumer	3,047	69,974	—	108,505
Lease financing	—	9,367	—	47,249
Total loans	$681,870	$156,126	$—	$324,387

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

Commercial loans increased $55.7 million to $513.5 million at September 30, 2017 as compared to December 31, 2016. This increase was primarily due to $104.8 million of loans added from the Centrue acquisition. This increase was offset in part by repayments and payoffs exceeding new originations.

Commercial real estate loans.  Commercial real estate loans increased $502.7 million to $1.5 billion at September 30, 2017 as compared to December 31, 2016. This increase was primarily due to $486.0 million of loans added from the Centrue acquisition. The remaining increase in commercial loans was primarily driven by seven larger originations totaling $34.7 million, several larger construction loans totaling $39.3 million moved to permanent financing and the origination of two new LFC bridge loans totaling $15.2 million.  These increases were partially offset by repayments coupled with 13 larger payoffs totaling $46.5 million.

Construction and land development loans.  Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans.  Interest reserves are generally established on real estate construction loans.  As of September 30, 2017, our construction and land development loan portfolio was divided among the foregoing categories as follows: $22.0 million residential construction; $137.9 million commercial construction; and $22.7 million land acquisition and development.

Construction and land development loans increased $5.2 million to $182.5 million at September 30, 2017 as compared to December 31, 2016.   The increase in construction and land development loans was primarily due to loans added from the Centrue acquisition of $28.5 million and new originations exceeding repayments and transfers to permanent financing.

Residential real estate loans.  Residential real estate loans increased $192.0 million to $445.7 million at September 30, 2017 as compared to December 31, 2016. This increase was due in part to $59.6 million of loans added from the Centrue acquisition. The remaining increase in residential real estate loans was attributable to organic growth of residential real estate loans exceeding repayments. Origination volume in the first nine months of 2017 benefited from $133.7 million in new residential real estate loans from a lending program targeting doctors.

Included within residential real estate loans were home equity loans which increased $28.0 million to $88.4 million at September 30, 2017 as compared to December 31, 2016. This increase primarily reflected the impact of home equity loans added from the Centrue acquisition.

Consumer loans.  Our consumer loans include direct personal loans, indirect automobile loans, lines of credit and installment loans originated through home improvement specialty retailers and contractors. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis.

Consumer loans increased $73.0 million to $343.0 million at September 30, 2017 as compared to December 31, 2016.  This increase primarily reflected the purchase of $71.0 million of installment loans originated by other banks through home improvement specialty retailers and contractors in the first quarter of 2017 combined with the addition of $3.0 million of consumer loans from Centrue and new origination volume exceeding repayments.

Lease financing.  Business Credit, our custom leasing subsidiary located in Denver, Colorado, provides indirect financing leases to varying types of small businesses for purchases of business equipment and software. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years. Lease financing receivables increased $9.4 million, or 4.9%, to $200.8 million at September 30, 2017 as compared to December 31, 2016 as continued growth in new lease volume exceeded repayments.

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2017:

	September 30, 2017
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$42,516	$156,556	$112,807	$112,299	$78,785	$10,581	$513,544
Commercial real estate	149,549	95,752	646,331	201,995	70,036	308,621	1,472,284
Construction and land development	16,478	51,473	23,219	72,137	776	18,430	182,513
Total commercial loans	208,543	303,781	782,357	386,431	149,597	337,632	2,168,341
Residential real estate	3,823	13,507	16,050	40,116	133,677	238,574	445,747
Consumer	3,947	6,620	61,087	17,635	252,513	1,236	343,038
Lease financing	7,503	—	193,046	—	297	—	200,846
Total loans	$223,816	$323,908	$1,052,540	$444,182	$536,084	$577,442	$3,157,972

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At September 30, 2017 and December 31, 2016, we had PCI loans totaling $26.5 million and $28.3 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $38.9 million and $34.6 million as of September 30, 2017 and December 31, 2016, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(dollars in thousands)	2017	2016
Balance, beginning of period	$9,035	$10,526
New loans purchased - Centrue acquisition	2,111	—
Accretion	(4,276)	(7,066)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	(1,558)	(96)
Reclassification from non-accretable	1,519	4,302
Balance, end of period	$6,831	$7,666

As of September 30, 2017, the balance of accretable discounts on our PCI loan portfolio was $6.8 million compared to $9.0 million at December 31, 2016. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Loans:
Commercial	$4,690	0.91%	$5,920	1.29%
Commercial real estate	6,767	0.46	3,225	0.33
Construction and land development	215	0.12	345	0.19
Total commercial loans	11,672	0.54	9,490	0.59
Residential real estate	2,863	0.64	2,929	1.15
Consumer	1,269	0.37	930	0.34
Lease financing	1,057	0.53	1,513	0.79
Total allowance for loan losses	$16,861	0.53	$14,862	0.64

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $16.9 million at September 30, 2017 compared to $14.9 million at December 31, 2016. The $2.0 million increase in the allowance at September 30, 2017 compared to December 31, 2016 was mainly attributable to specific reserves recorded on two commercial real estate loans combined with the impact of loan growth over the past year.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.07% and 0.31% for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$4,202	$488	$4,690	$5,421	$499	$5,920
Commercial real estate	6,442	325	6,767	2,993	232	3,225
Construction and land development	214	1	215	345	—	345
Total commercial loans	10,858	814	11,672	8,759	731	9,490
Residential real estate	2,383	480	2,863	2,572	357	2,929
Consumer	1,117	152	1,269	900	30	930
Lease financing	1,057	—	1,057	1,513	—	1,513
Total allowance for loan losses	$15,415	$1,446	$16,861	$13,744	$1,118	$14,862

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three and nine months ended September 30, 2017 and 2016:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Balance, beginning of period	$15,424	$14,752	$14,862	$15,988
Charge-offs:
Commercial	—	251	737	2,513
Commercial real estate	—	214	470	461
Construction and land development	—	1	—	1
Residential real estate	128	153	455	454
Consumer	105	91	536	225
Lease financing	102	154	658	632
Total charge-offs	335	864	2,856	4,286
Recoveries:
Commercial	54	36	137	164
Commercial real estate	56	129	435	216
Construction and land development	13	13	48	30
Residential real estate	47	32	276	131
Consumer	81	20	197	79
Lease financing	32	49	282	91
Total recoveries	283	279	1,375	711
Net charge-offs	52	585	1,481	3,575
Provision for loan losses	1,489	1,392	3,480	3,146
Balance, end of period	$16,861	$15,559	$16,861	$15,559
Net charge-offs to average loans	0.01%	0.11%	0.07%	0.23%
Allowance to total loans	0.53%	0.67%	0.53%	0.67%

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

	September 30,	December 31,
(dollars in thousands)	2017	2016
Impaired loans:
Commercial	$4,000	$6,548
Commercial real estate	22,668	18,398
Construction and land development	104	84
Residential real estate	5,320	5,029
Consumer	277	213
Lease financing	1,062	1,331
Total impaired loans	33,431	31,603
Other real estate owned, non-covered/non-guaranteed	4,678	2,947
Nonperforming assets	$38,109	$34,550
Impaired loans to total loans	1.06%	1.36%
Nonperforming assets to total assets	0.88%	1.07%

The increase in nonperforming loans at September 30, 2017 was primarily due to one commercial real estate loan being classified as nonaccrual during the third quarter of 2017.

We did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2017 and the year ended December 31, 2016 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.5 million and $0.7 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million and $0.3 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
September 30, 2017	$16,543	$17,376	$9,121	$13,484	$—	$—	$56,524
December 31, 2016	10,930	12,037	8,735	11,039	—	450	43,191

(1)	Includes only those 8‑rated loans that are not included in impaired loans.

Investment Securities.  Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at September 30, 2017 and December 31, 2016. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	September 30,		December 31,
	2017		2016
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$47,907	10.3%	$75,901	23.3%
Government sponsored entity debt securities	19,389	4.1	7,688	2.4
Agency mortgage-backed securities	229,854	49.1	90,070	27.7
Non-agency mortgage-backed securities	—	—	1	—
State and municipal securities	39,716	8.5	25,274	7.8
Corporate securities	57,307	12.2	47,405	14.6
Equity securities	2,812	0.6	—	—
Total investment securities, available for sale, at fair value	396,985	84.8	246,339	75.8
Investment securities, held to maturity, at amortized cost
State and municipal securities	70,867	15.2	78,672	24.2
Total investment securities	$467,852	100.0%	$325,011	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2017. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	September 30, 2017
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$27,939	6.0%	0.9%
Maturing in one to five years	19,968	4.3	1.5
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$47,907	10.3%	1.2%

Government sponsored entity debt securities:
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	6,930	1.5	2.0
Maturing in five to ten years	11,887	2.5	2.5
Maturing after ten years	572	0.1	2.5
Total government sponsored entity debt securities	$19,389	4.1%	2.3%

Agency mortgage-backed securities:
Maturing within one year	$923	0.2%	2.5%
Maturing in one to five years	191,912	41.0	2.2
Maturing in five to ten years	30,602	6.5	2.7
Maturing after ten years	6,417	1.4	3.0
Total agency mortgage-backed securities	$229,854	49.1%	2.3%

State and municipal securities (1):
Maturing within one year	$5,442	1.2%	2.3%
Maturing in one to five years	12,937	2.8	2.6
Maturing in five to ten years	14,704	3.1	3.6
Maturing after ten years	6,633	1.4	4.4
Total state and municipal securities	$39,716	8.5%	3.2%

Corporate securities:
Maturing within one year	$3,003	0.6%	1.7%
Maturing in one to five years	4,572	1.0	2.6
Maturing in five to ten years	46,920	10.0	4.9
Maturing after ten years	2,812	0.6	5.5
Total corporate securities	$57,307	12.2%	4.6%

Equity securities:
No stated maturity	$2,812	0.6%	2.2%
Total investment securities, available for sale	$396,985	84.9%	2.2%

Investment securities, held to maturity
State and municipal securities (1):
Maturing within one year	$871	0.2%	5.8%
Maturing in one to five years	19,055	4.1	5.7
Maturing in five to ten years	35,164	7.5	6.8
Maturing after ten years	15,777	3.4	5.5
Total state and municipal securities	$70,867	15.2%	6.2%
Total investment securities	$467,852	100.0%	3.1%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 35%.

Declines in the fair value of available-for-sale investment securities are recorded as either temporary impairment or OTTI. OTTI is recognized when the fair value of an available-for-sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded as an offset to noninterest income and, therefore, results in a negative impact to our net income. An increase in the value of an OTTI security is not recorded as a recovery but as additional interest income over the remaining life of the security. During the first nine months of 2016, we recognized OTTI losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. We recorded no OTTI loses during the first nine months of 2017. Early in the fourth quarter of 2016, all $72.1 million of previously covered CMOs were sold.

The table below presents the credit ratings at September 30, 2017 at fair value for our investment securities classified as available for sale and amortized cost for investment securities classified as held to maturity.

	September 30, 2017
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$47,979	$47,907	$—	$47,907	$—	$—	$—	$—
Government sponsored entity debt securities	19,290	19,389	—	19,389	—	—	—	—
Agency mortgage-backed securities	229,382	229,854	297	229,557	—	—	—	—
State and municipal securities	39,385	39,716	8,109	20,569	1,666	—	—	9,372
Corporate securities	56,404	57,307	—	—	13,997	41,285	—	2,025
Equity securities	2,705	2,812	—	—	2,812	—	—	—
Total investment securities, available for sale	395,145	396,985	8,406	317,422	18,475	41,285	—	11,397
Investment securities held to maturity:
State and municipal securities	70,867	75,142	6,079	36,448	18,927	—	714	12,974
Total investment securities	$466,012	$472,127	$14,485	$353,870	$37,402	$41,285	$714	$24,371

Cash and Cash Equivalents.  Cash and cash equivalents decreased $7.1 million to $183.6 million as of September 30, 2017 as compared to December 31, 2016. This decrease was primarily due to cash flows used in investing activities of $196.3 million exceeding cash flows from financing activities of $126.5 million and cash flows provided by operating activities of $62.6 million. Cash flows from financing activities primarily consisted of FHLB advances increasing $117.5 million and proceeds from a term loan totaling $40.0 million, offset in part by a $29.8 million decrease in deposits. Cash provided by operating activities primarily reflected $14.1 million of net income and $48.6 million of proceeds received from sales of loans held for sale that exceeded originations. Cash used in investing activities primarily reflected loan growth.

Goodwill and Other Intangible Assets.  Goodwill was $97.4 million at September 30, 2017 compared to $48.8 million at December 31, 2016. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $48.5 million increase during the first nine months of 2017 resulted from $46.1 million of goodwill associated with the Centrue acquisition and $2.4 million of goodwill from the CedarPoint acquisition.

Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $18.0 million and $7.2 million at September 30, 2017 and December 31, 2016, respectively. The increase in other intangibles primarily reflected the impact of an $11.1 million core deposit intangible associated with the Centrue acquisition and a $2.0 million trust relationship intangible from the CedarPoint acquisition, offset in part by $2.3 million of other intangibles amortization recorded during the first nine months of 2017.

Liabilities.  Total liabilities increased $985.1 million to $3.9 billion at September 30, 2017 due primarily to the Centrue acquisition.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$598,874	—	$536,965	—
Interest-bearing:
Checking	764,324	0.19%	637,531	0.13%
Money market	490,382	0.40	382,780	0.27
Savings	217,753	0.14	163,392	0.15
Time, less than $250,000	388,867	0.86	378,158	0.90
Time, $250,000 and over	57,158	1.02	51,986	0.87
Time, brokered	264,035	1.44	215,865	1.37
Total interest-bearing	$2,182,519	0.52%	$1,829,712	0.49%
Total deposits	$2,781,393	0.41%	$2,366,677	0.38%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of September 30, 2017:

	September 30, 2017
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$7,989	$10,663	$33,079	$18,249	$69,980
Time, brokered	64,316	38,385	36,038	94,230	232,969
Total	$72,305	$49,048	$69,117	$112,479	$302,949

Total deposits increased $710.1 million to $3.1 billion at September 30, 2017 as compared to December 31, 2016. This increase primarily resulted from $739.9 million of deposits added from the Centrue acquisition. At September 30, 2017, total deposits were comprised of 21.7% noninterest‑bearing demand accounts, 55.0% interest‑bearing transaction accounts and 23.3% of time deposits. At September 30, 2017, brokered deposits totaled $233.0 million, or 7.5% of total deposits, compared to $218.7 million, or 9.1% of total deposits, at December 31, 2016.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $153.4 million at September 30, 2017 compared to $131.6 million at December 31, 2016. This $21.9 million increase resulted from $14.4 million of short-term borrowings added from the Centrue acquisition combined with an increase in short-term borrowings at the Bank. The weighted average interest rate on our short‑term borrowings was 0.23% and 0.21% at September 30, 2017 and December 31, 2016, respectively.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $488.9 million and $237.5 million as of September 30, 2017 and December 31, 2016, respectively. During the first nine months of 2017, we added a mix of both short-term and long-term FHLB advances totaling $347.4 million combined with the $95.2 million of FHLB advances from the Centrue acquisition. After repayments of $229.9 million, FHLB advances as of September 30, 2017 totaled $450.1 million.

On May 25, 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million.  The revolving line of credit matures on May 24, 2018 and pays a variable rate of interest equal to one-month LIBOR plus 2.00%. There were no advances made against the revolving line of credit at September 30, 2017.  The term loan matures on May 25, 2020 and pays a variable rate of interest equal to one-month LIBOR plus 2.25%.

In conjunction with the Centrue acquisition, the Company assumed 181 shares of Centrue Series B mandatory redeemable preferred stock by issuing an equal number of shares of Series G preferred stock. The Series G preferred shares, which pay dividends of 6.0%, were recorded at a fair value of $0.2 million.

Subordinated Debt.  Subordinated debt totaled $54.6 million and $54.5 million as of September 30, 2017 and December 31, 2016, respectively.

Trust Preferred Debentures.  Trust preferred debentures totaled $45.3 million and $37.4 million as of September 30, 2017 and December 31, 2016, respectively. The increase in trust preferred debentures primarily resulted from $10.0 million of trust preferred debentures that were assumed by us in the Centrue acquisition and recorded at an acquisition date fair value of $7.6 million. The junior subordinated debentures from the Centrue transaction are unsecured with interest payable quarterly based on an interest rate of three-month LIBOR plus 2.65%. These debentures mature on June 17, 2034.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $128.9 million to $450.7 million at September 30, 2017 as compared to December 31, 2016. The increase in shareholders’ equity was due primarily to $112.5 million of common equity and $3.1 million of preferred equity issued for the Centrue acquisition. During the first nine months of 2017, we generated net income of $14.1 million and declared dividends of $10.2 million to common shareholders. Shareholders’ equity was also impacted by the issuance of $3.4 million of common stock for the CedarPoint acquisition and $3.0 million of common stock activity related primarily to the exercise of stock options. In addition, accumulated other comprehensive income increased $1.8 million during the first nine months of 2017.

In conjunction with the acquisition of Centrue, the Company assumed 2,636 shares of Centrue Series D non-cumulative non-voting preferred stock by issuing an equal number Series H preferred shares that were recorded upon issuance at a fair value of $3.1 million. Dividends are payable quarterly on the Series H preferred shares at a fixed rate of 12.5% per annum. The Company has the option to redeem, in whole or in part, the Series H preferred shares at any time after July 29, 2019. Upon redemption, the Company would pay holders of Series H preferred shares $1,000 per share, plus any accrued but unpaid dividends.

As previously discussed, the Company recently entered into a definitive agreement to acquire Alpine, and will be required to pay an aggregate of $33.3 million in cash and issue 4,463,200 shares of Midland common stock upon closing of the transaction, which is expected to occur in the first quarter of 2018.  In connection with its entry into the agreement to acquire Alpine, the Company issued $40.0 million aggregate principal amount of subordinated debentures in October 2017, the proceeds of which may be used to fund the payment of the cash portion of the merger consideration.  See “Note 21 — Subsequent Events” above for additional information.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $153.4 million at September 30, 2017 compared to $131.6 million at December 31, 2016.

As of September 30, 2017 and December 31, 2016, we had $55.0 million and $30.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines at either date. In addition, available lines of credit from the Federal Reserve Discount Window at September 30, 2017 and December 31, 2016 were $23.2 million and $35.1 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $31.5 million and $43.3 million as of September 30, 2017 and December 31, 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2017 or December 31, 2016, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2017 and December 31, 2016, we had $450.1 million and $237.5 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $412.5 million and $310.8 million of additional borrowing capacity with the FHLB as of September 30, 2017 and December 31, 2016, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

At September 30, 2017, the Company exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 8.54%, a common equity Tier 1 capital ratio of 8.50%, a Tier 1 capital ratio of 10.20% and a total capital ratio of 12.21%.

At September 30, 2017, Midland States Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 10.05%, a common equity Tier 1 capital ratio of 11.99%, a Tier 1 capital ratio of 11.99% and a total capital ratio of 12.47%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2017:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$2,387,588	$—	$—	$—	$2,387,588
Time deposits	448,096	260,698	17,940	145	726,879
Securities sold under repurchase agreements	153,443	—	—	—	153,443
FHLB advances and other borrowings	205,929	42,913	165,028	75,000	488,870
Operating lease obligations	2,745	4,478	3,643	3,905	14,771
Subordinated debt	—	—	—	54,581	54,581
Trust preferred debentures	—	—	—	45,267	45,267
Total contractual obligations	$3,197,801	$308,089	$186,611	$178,898	$3,871,399

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
September 30, 2017:
Dollar change	$(2,093)	$2,392	$4,289
Percent change	(1.5)%	1.7%	3.1%
December 31, 2016:
Dollar change	$(2,857)	$4,154	$8,162
Percent change	(2.8)%	4.0%	7.9%

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

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at September 30, 2017, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2016.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
September 30, 2017:
Dollar change	$(17,724)	$25,765	$46,590
Percent change	(3.9)%	5.7%	10.2%
December 31, 2016:
Dollar change	$(16,159)	$27,135	$50,676
Percent change	(4.7)%	7.9%	14.8%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at September 30, 2017 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in securities backed by mortgage loans.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 68 through 69 of this report.

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

Centrue, the Company, Sentinel Acquisition, LLC, a wholly owned subsidiary of the Company (“Merger Sub”) and the individual members of the Centrue board of directors were named as defendants in a putative class action lawsuit filed by an alleged shareholder of Centrue in the Circuit Court of LaSalle County, Illinois: Rader v. Battles, et al., Case No. 17L16 (filed February 3, 2017). The Complaint alleges, among other things, that the directors of Centrue breached their fiduciary duties in connection with entering into the merger agreement and that Centrue, the Company and Merger Sub aided and abetted those alleged fiduciary breaches. Plaintiff claims, among other things, that Centrue’s board of directors failed to ensure that Centrue’s shareholders would receive maximum value for their shares, utilized preclusive corporate and deal protection terms to inhibit an alternate transaction and failed to conduct an appropriate sale process, and that Centrue’s largest shareholder and its representative on Centrue’s board of directors exerted undue influence to force a sale of Centrue at an unfair price. The Complaint sought a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger, directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of Centrue shareholders and awarding plaintiff his costs and attorneys’ fees.

The plaintiffs filed a First Amended Complaint on May 4, 2017 adding an additional Centrue shareholder, Paul Ray Juarez, Jr., as a plaintiff. The plaintiffs filed a Second Amended Complaint on July 13, 2017. The Second Amended Complaint was filed after the completion of the Centrue acquisition and seeks monetary damages instead of equitable relief.

The defendants filed motions to dismiss the Second Amended Complaint on August 18, 2017.  On October 12, 2017, the Court granted the plaintiffs’ motion to voluntarily dismiss the Company and Merger Sub without prejudice and voluntarily dismiss Centrue with prejudice. The plaintiffs have responded to the motion to dismiss filed by the former Centrue directors. Plaintiffs have agreed that they will dismiss the suit against the Company and Merger Sub with prejudice if the former Centrue directors prevail on their motion to dismiss the Second Amended Complaint.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the period ended June 30, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2017.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
July 1 - 31, 2017	18	$33.72	-	-
August 1 - 31, 2017	1,677	30.50	-	-
September 1 - 30, 2017	320	31.63	-	-
Total	2,015	$30.71	-	-

__________________________________

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Item 6 – Exhibits

Exhibit No.	Description
4.1	Form of Fixed-to-Floating Rate Subordinated Notes due October 15, 2027 (incorporated by reference to Exhibit 4.1 to Midland States Bancorp, Inc.’s Current Report on Form 8-K filed on October 17, 2017)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: November 9, 2017	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2017	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)