Form 10-K
period 2017-12-31
Midland States Bancorp, Inc.
filed 2018-03-06
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                         (Mark one)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Emerging growth company ☒	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2017 was $563,546,452 (based on the closing price on the Nasdaq Global Select Market on that date of $33.52).

As of March 1, 2018, the Registrant had 23,738,671 shares of outstanding common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2018 to be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

MIDLAND STATES BANCORP, INC.

2017 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of, and are intended to be covered by the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” and “would” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

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

•compliance with governmental and regulatory requirements, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Basel III rules and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;

•legislative and regulatory changes;

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

•risks associated with our recently completed acquisition of Alpine Bancorporation, Inc. (“Alpine”), including the possibility that we may not realize the anticipated benefits of the transaction;

•changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and changes in market interest rates;

•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services and demand for financial services in our market areas;

•changes in federal tax law or policy, including effects of the Tax Cuts and Jobs Act;

•the quality and composition of our loan and investment portfolios and the valuation of our investment portfolio;

•demand for loan products and deposit flows; and

•accounting principles, policies and guidelines.

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

PART I

Item 1 –  Business

Our Company

Midland States Bancorp, Inc. (“the Company,” “we,” “our,” or “us”), an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. The Company completed its initial public offering on May 24, 2016. Our banking subsidiary, Midland States Bank (the “Bank”), an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation (“Love Funding”), based in Washington, D.C. Our commercial equipment leasing and finance business, which operates on a nationwide basis, was formerly conducted through our subsidiary, Heartland Business Credit Corporation (“Business Credit”), based in Denver, Colorado, and beginning in January 2018 was brought directly into the Bank as Midland Equipment Finance. As of December 31, 2017, the Company had total assets of $4.4 billion, and our wealth management group had assets under administration of approximately $2.0 billion.

Our strategic plan is focused on building a performance-based, customer-centric culture, seeking accretive acquisitions, driving organic growth, creating revenue diversification and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, on February 28, 2018, we acquired Alpine Bancorporation, Inc. (“Alpine”) and its banking subsidiary, Alpine Bank & Trust Co. (“Alpine Bank”), which we intend to merge into the Bank as part of our integration process. As of December 31, 2017, Alpine had total assets of $1.2 billion, gross loans of $824.6 million and total deposits of $1.1 billion. In addition, on June 9, 2017, the Company completed its acquisition of Centrue Financial Corporation (“Centrue”) and its banking subsidiary, Centrue Bank. As of June 9, 2017, Centrue had total assets of $990.3 million, loans of $679.9 million and deposits of $739.9 million. We also acquired CedarPoint Investment Advisors, Inc. (“CedarPoint”), an SEC registered investment advisory firm with approximately $180.0 million in assets under administration on March 28, 2017.

Our Principal Businesses

Traditional Community Banking.  Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois (other than Chicago), and the St. Louis and Denver metropolitan areas. As of December 31, 2017, we operated 61 banking offices in 43 communities.

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

Commercial Real Estate Loans.  We offer real estate loans for owner occupied and non-owner occupied commercial property. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner occupied offices, warehouses and production facilities, office buildings, hotels, mixed-use residential and commercial facilities, retail centers, multifamily properties and assisted living facilities. Our commercial real estate loan portfolio includes farmland loans. Farmland loans are generally made to a borrower actively involved in farming rather than to passive investors.

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

Commercial Equipment Leasing.   Midland Equipment Finance, the Bank’s equipment leasing and financing group, originates and manages custom leasing and financing programs for commercial customers on a nationwide basis.  This business is based on developing and maintaining strong relationships with customers and vendors and providing comparably fast, consistent credit decisions.  The financings generated by this group are most typically retained and serviced by the Bank, and are generally in the $50,000 to $250,000 range, but can be larger in certain circumstances.

Wealth Management.  Our wealth management group operates under the Midland Wealth Management name and provides a comprehensive suite of trust and wealth management products and services, including financial and estate planning, trustee and custodial services, investment management, tax and insurance planning, business planning, corporate retirement plan consulting and administration and retail brokerage services through a nationally recognized third party broker dealer. In March 2017, we acquired CedarPoint, a registered investment advisor, which provides us with an additional investment platform to offer our clients. In November 2017, CedarPoint was renamed Midland Financial Advisors, Inc.

FHA Origination and Servicing.  We conduct our FHA origination business through Love Funding. Love Funding originates commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, and sells those loans into the secondary market through mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). We generally retain the mortgage servicing rights on the underlying loans. Headquartered in Washington, D.C., Love Funding operates on a nationwide basis, with offices in many of the largest metropolitan areas, including New York, Los Angeles, Chicago, Boston, St. Louis and Cleveland.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, wealth management, commercial equipment leasing and financing and commercial FHA loan originations in the multifamily and health care sectors. These industries are highly competitive, and the Bank and its subsidiaries face strong direct competition for deposits, loans, wealth management, leasing and FHA loan originations and other financial-related services. We compete with other community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, FHA loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from so-called "online businesses" with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships sets us apart from our competitors.

Our banking operations are largely concentrated in Illinois, the St. Louis metropolitan area and the Denver metropolitan area. According to the FDIC Summary of Deposits, as of June 30, 2017, there were 11 banks operating within Effingham County, Illinois, where three of the Bank’s offices are located, including its principal office. As of the same date, the Bank ranked first based on total deposits of all banking offices in Effingham County, with approximately 32.9% of the total deposits. As of June 30, 2017, there were 12 banks operating within Lee County, Illinois, where three of the Bank’s offices are located. As of the same date, the Bank ranked first based on total deposits of all banking offices in Lee County, with approximately 23.8% of the total deposits. With the addition of Centrue on June 9, 2017, the Bank ranked first based on total deposits of all banking offices in Kankakee County, with approximately 17.2% of the total deposits as of June 30, 2017 and second based on total deposits of all banking offices in La Salle County, with approximately 10.9% of the total deposits as of June 30, 2017. The Bank also has branches located in Bond, Bureau, Champaign, Fayette, Grundy, Kendall, Livingston, Marion, Monroe, St. Clair, Stephenson, Whiteside, Will, and Winnebago Counties in Illinois. In the entire state of Illinois, as of June 30, 2017, there were 518 banks operating, and the Bank had approximately 0.3% of total deposits. The Bank also has branches and competes for deposits and loans in Franklin, Jefferson, St. Charles, and St. Louis Counties in Missouri, as well as Denver County in Colorado.

Employees

As of December 31, 2017, we had approximately 840 employees. None of our employees is represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

Our principal executive offices are located at 1201 Network Centre Drive, Effingham, Illinois 62401, and our telephone number at that address is (217) 342-7321. Through our website at www.midlandsb.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated by reference into this report.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to the Company’s assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and the bank regulatory agencies, little substantive progress has yet been made. The true impact of proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.    Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain the Company’s trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk-weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk weight categories and recognized risks well above the original 100% risk-weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.  In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk-weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The

Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.

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

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);
•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2017: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding us and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In 2006, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that the Bank has not received a satisfactory CRA rating, we will not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2017, we retained our election as a financial holding company, which such election affords the ability to respond more quickly to market developments and opportunities.

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

Dividend Payments. The Company’s ability to pay dividends to the Company’s shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As an Illinois corporation, we are subject to the limitations of the Illinois Business Corporations Act, as amended, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay the Company’s debts as they become due in the usual course of business or (ii) the Company’s total assets would be less than the sum of the Company’s total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

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

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourages inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion and we are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.

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

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.  The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding the resources other than U.S. deposits.

  The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.28% on September 30, 2017. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 0.540 basis points (54 cents per $100 dollars of assessable deposits).

Supervisory Assessments.  All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2017, the Bank paid supervisory assessments to the DFPR totaling approximately $298,000.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these tests only apply to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. We are reviewing the Company’s liquidity risk management policies in light of the LCR and NSFR.

Stress Testing.  A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is conducting quarterly commercial real estate portfolio stress testing.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits.  The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

State Bank Investments and Activities.  The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal laws and regulations, FDIC-

insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal laws and regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority.  Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.  Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves.    Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank’s loan portfolio as of December 31, 2017, it did not exceed the 300% guideline for commercial real estate loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators. We do not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs.

Item 1A –  Risk Factors

The material risks that management believes affect the Company are described below. You should carefully consider the risks, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known or that the Company believes are immaterial also may have a material adverse effect on the Company’s results of operations and financial condition.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to business and economic conditions in the United States, generally, and particularly the state of Illinois and the St. Louis metropolitan area. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial FHA financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government‑sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

We maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2017, our allowance for loan losses as a percentage of total loans was 0.51% and as a percentage of total nonperforming loans was 61.4%. Although management believed, as of such date, that the allowance for loan losses was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2017, approximately 64.9% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented 68.0% of our total loan portfolio at December 31, 2017. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily‑marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to midsized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or midsized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to midsized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans comprised approximately 6.2% of our total loan portfolio as of December 31, 2017, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation.  Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.  Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.  Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients.  Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees.  In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems.  Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries.  We outsource to third parties many of our major systems, such as data processing and mobile and online banking.  The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions.  A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects.  In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers.  Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences.  We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves.  As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

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

While we intend to continue to grow our business through strategic acquisitions coupled with organic loan growth, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Furthermore, many acquisitions we may wish to pursue would be subject to approvals by bank regulatory authorities, and we cannot predict whether any targeted acquisitions will receive the required regulatory approvals. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and to identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

Also, as our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion is paid down; we expect downward pressure on our income to the extent that the run‑off is not replaced with other high‑yielding loans. If we are unable to replace loans in our existing portfolio with comparable high‑yielding loans or a larger volume of loans, our results of operations could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher‑yielding loans that fail to perform.

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

Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under Accounting Standards Codification (“ASC”) Topic 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These credit‑impaired loans, like non‑credit‑impaired loans acquired in connection with our acquisitions, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non‑accretable to accretable with a positive impact on interest income. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success is dependent, to a large degree, upon the continued service and skills of our existing executive management team, particularly Mr. Leon J. Holschbach, our Chief Executive Officer, and Mr. Jeffrey G. Ludwig, our President and Chief Financial Officer.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of Mr. Holschbach, Mr. Ludwig or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas and the difficulty of finding qualified replacement personnel, particularly in light of the fact that we are headquartered outside of a major metropolitan area. In addition, although we have non‑competition agreements with each of our seven executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non‑competition agreements varies across the states in which we do business. While our mortgage originators, loan officers and wealth management professionals are generally subject to non‑solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non‑competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

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

If short‑term interest rates remain at low levels for a prolonged period, and assuming longer term interest rates fall, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

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

Mortgage production, especially refinancing activity, declines in rising interest rate environments, and in a rising interest rate environment, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

We are a community bank, and our reputation is one of the most valuable components of our business. Similarly, each of our subsidiaries operate in niche markets where reputation is critically important. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

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

As of December 31, 2017, we had $5.7 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in‑substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.

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

Our operations consist of offering banking and mortgage services, and we also offer commercial FHA financing, trust, wealth management and leasing services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out‑of‑state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so‑called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, leasing and wealth management customers, we may be unable to continue to grow our business and our financial condition and results of operations may be adversely affected.

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

If we violate U.S. Department of Housing and Urban Development (“HUD”) lending requirements or if the federal government shuts down or otherwise fails to fully fund the federal budget, our commercial FHA origination business could be adversely affected.

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

In addition, new proposals for legislation may continue to be introduced in the U.S. Congress that could further substantially change regulation of the bank and non‑bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

There is uncertainty surrounding the potential legal, regulatory and policy changes that may be enacted by the current presidential administration in the U.S. that may directly affect financial institutions and the global economy.

The current presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

We may be adversely affected by changes in U.S. tax laws and regulations.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The legislation lowered the 35% corporate tax rate to 21%, modified the U.S. taxation of income earned outside the U.S. and limited or eliminated various deductions, tax credits and/or other tax preferences. While we will benefit on a prospective net income basis from the decrease in corporate tax rates, the legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments could also negatively impact the housing market, which could adversely affect our business and loan growth.

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

The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti‑money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

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

The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois, 62401. We own our corporate headquarters office building, which was built in 2011 and consists of approximately 79,000 square feet. The property also houses our primary operations center. We have an additional operations center located in St. Louis, Missouri, including for the Midland Equipment Financing operations, and Love Funding’s headquarters are located in Washington, D.C. At December 31, 2017, the Company had more than 80 locations across the United States. This includes 47 branches of the Bank located in Illinois, 13 branches of the Bank located in the St. Louis metropolitan area, and one branch of the Bank located in Colorado.

We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing, except that our branch bank in Town and Country, Missouri and our regional office in Clayton, Missouri are leased from entities principally owned by Andrew S. Love, Jr. and Laurence A. Schiffer, one of

our former directors. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “MSBI” on May 24, 2016. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for the period of May 24, 2016 to December 31, 2017, as reported by Nasdaq, and the cash dividends declared for the periods indicated.

	Price Per Share		Cash
	High	Low	Dividends
2017
Fourth Quarter	$36.50	$30.31	$0.20
Third Quarter	34.32	28.70	0.20
Second Quarter	36.14	31.40	0.20
First Quarter	36.62	31.56	0.20

2016
Fourth Quarter	$37.58	$24.66	$0.18
Third Quarter	25.50	21.55	0.18
Second Quarter (beginning May 24, 2016)	23.41	20.80	0.18
First Quarter	N/A	N/A	0.18

Shareholders

As of March 1, 2018, the Company had 1,157 common stock shareholders of record, and the closing price of the Company’s common stock was $31.89 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Dividend Restrictions. Under the terms of our subordinated notes issued in June 2015 and October 2017 and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our trust preferred securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures. The terms of our loan agreement with another bank entered into in May 2017 provide that we are not permitted to pay dividends on our capital stock if an event of default occurs under the terms of the loan agreement.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from May 24, 2016 (the date of the Company’s initial public offering and listing on Nasdaq) through December 31, 2017. The graph compares the Company's common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on May 24, 2016 and reinvestment of all quarterly dividends. Measurement points are May 24, 2016 and the last trading day of each subsequent quarter end through December 31, 2017. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2017.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
October 1 - 31, 2017	2,442	$32.99	-	-
November 1 - 30, 2017	479	31.31	-	-
December 1 - 31, 2017	790	33.39	-	-
Total	3,711	$32.86	-	-

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities

None.

Item 6 – Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2017. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$4,412,701	$3,233,723	$2,884,824	$2,676,614	$1,739,548
Total loans, gross	3,226,678	2,319,976	1,995,589	1,798,015	1,205,501
Allowance for loan losses	(16,431)	(14,862)	(15,988)	(12,300)	(23,672)
Loans held for sale	50,089	70,565	54,413	96,407	3,062
Investment securities	450,525	325,011	324,148	355,531	311,126
Deposits	3,131,089	2,404,366	2,367,648	2,150,633	1,381,889
Short-term borrowings	156,126	131,557	107,538	129,714	87,420
FHLB advances and other borrowings	496,436	237,518	40,178	74,349	73,410
Subordinated debt	93,972	54,508	61,859	7,370	7,299
Trust preferred debentures	45,379	37,405	37,057	36,930	11,830
Preferred shareholders’ equity	2,970	-	-	-	57,370
Common shareholders’ equity	446,575	321,770	232,880	219,456	92,070
Total shareholders’ equity	449,545	321,770	232,880	219,456	149,440
Tangible common equity (1)	331,019	265,747	179,357	162,046	76,149

Income Statement Data:
Interest income	$153,113	$121,249	$117,796	$73,141	$74,989
Interest expense	23,451	15,995	12,889	8,543	9,069
Net interest income	129,662	105,254	104,907	64,598	65,920
Provision for loan losses	9,556	5,591	11,127	92	173
Noninterest income	59,362	72,057	59,482	20,441	16,230
Noninterest expense	152,997	121,289	117,847	69,480	61,449
Income before taxes	26,471	50,431	35,415	15,467	20,528
Provision for income taxes	10,415	18,889	11,091	4,651	6,023
Net income	16,056	31,542	24,324	10,816	14,505
Preferred stock dividends	83	-	-	7,601	4,718
Net income available to common shareholders	$15,973	$31,542	$24,324	$3,215	$9,787

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Credit Quality Data:
Loans 30-89 days past due	$15,405	$10,767	$10,120	$5,744	$9,193
Loans 30-89 days past due to total loans	0.48%	0.46%	0.51%	0.32%	0.76%
Nonperforming loans (2)	$26,760	$31,603	$24,891	$32,172	$21,822
Nonperforming loans to total loans (2)	0.83%	1.36%	1.25%	1.80%	1.81%
Nonperforming assets (3)	$30,894	$34,550	$29,206	$39,542	$28,481
Nonperforming assets to total assets (3)	0.70%	1.07%	1.01%	1.48%	1.64%
Allowance for loan losses to total loans (2)	0.51%	0.64%	0.80%	0.69%	1.96%
Allowance for loan losses to nonperforming loans (2)	61.40%	47.03%	64.23%	38.23%	108.48%
Net charge-offs to average loans	0.28%	0.31%	0.39%	0.94%	0.25%

Per Share Data (Common Stock):
Earnings:
Basic	$0.89	$2.22	$2.03	$0.53	$2.12
Diluted (4)	0.87	2.17	2.00	0.53	1.70
Dividends declared	0.80	0.72	0.65	0.59	0.53
Book value (5)	23.35	20.78	19.74	18.72	19.93
Tangible book value (1)	17.31	17.16	15.20	13.82	16.48
Market price	32.48	36.18	N/A	N/A	N/A
Weighted average shares outstanding:
Basic	17,781,631	14,130,552	11,902,455	5,945,615	4,558,549
Diluted	18,283,214	14,428,839	12,112,403	6,025,454	7,151,471
Shares outstanding at period end	19,122,049	15,483,499	11,797,404	11,725,158	4,620,026

Performance Metrics:
Return on average assets	0.41%	1.03%	0.88%	0.62%	0.89%
Return on average shareholders’ equity	4.02	10.95	10.68	6.82	10.45
Return on average common shareholders’ equity	4.02	10.95	10.68	2.83	12.01
Return on average tangible common equity (1)	5.19	13.43	14.14	3.26	15.04
Yield on earning assets	4.43	4.51	4.91	4.74	5.29
Cost of average interest bearing liabilities	0.82	0.72	0.66	0.65	0.72
Net interest spread	3.61	3.79	4.25	4.09	4.57
Net interest margin (6)	3.77	3.92	4.38	4.21	4.68
Efficiency ratio (1)	66.66	68.66	66.20	71.07	67.83
Common stock dividend payout ratio (7)	0.90	32.43	32.02	111.32	25.00
Loan to deposit ratio	103.05	96.49	84.29	83.60	87.24
Core deposits/total deposits (8)	91.69	88.70	88.41	89.56	87.97
Net non-core funding dependence ratio (1)	19.95	15.23	7.12	10.50	14.88

Regulatory and Other Capital Ratios - Consolidated:
Tangible common equity to tangible assets (1)	7.70%	8.36%	6.33%	6.19%	4.42%
Tier 1 common capital to risk-weighted assets (9)	8.45	9.35	6.50	N/A	N/A
Tier 1 leverage ratio	8.63	9.76	7.49	10.48	8.14
Tier 1 capital to risk-weighted assets	10.19	11.27	8.62	8.65	9.98
Total capital to risk-weighted assets	13.26	13.85	11.82	9.59	11.77

Regulatory Capital Ratios - Bank Only (10):
Tier 1 common capital to risk-weighted assets (9)	11.84%	11.61%	10.39%	N/A	N/A
Tier 1 leverage ratio	10.04	10.05	9.01	8.65%	8.92%
Tier 1 capital to risk-weighted assets	11.84	11.61	10.39	10.34	10.93
Total capital to risk-weighted assets	12.32	12.17	11.06	11.18	12.18

(1)

Tangible common equity, tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets, efficiency ratio and net non-core funding dependence ratio are non‑GAAP financial measures. See “—Non-GAAP Financial Measures,” below for a reconciliation of these measures to their most comparable GAAP measures.

(2)

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings (“TDR”). Nonperforming loans exclude purchased credit‑impaired loans (“PCI loans”) acquired in our prior acquisitions. PCI loans had carrying values of $22.5 million, $28.3 million, $38.5 million, $44.2 million, and $30.4 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Furthermore, PCI loans, as well as other loans acquired in a business combination, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Accordingly, our ratios that are computed using nonperforming loans and/or allowance for loan losses may not be comparable to similar ratios of our peers.

(3)

Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets. Nonperforming assets exclude covered other real estate owned related to FDIC‑assisted transactions. As discussed in footnote 2 above, nonperforming loans exclude PCI loans. This ratio may therefore not be comparable to a similar ratio of our peers.

(4)

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and common stock warrants using the treasury stock method and convertible preferred stock and convertible debentures using the if‑converted method. For the years ended December 31, 2014 and 2013, diluted earnings per share considered, when dilutive, the weighted average shares of common stock issuable upon conversion of our Series C preferred stock, Series D preferred stock, Series E preferred stock and Series F preferred stock then outstanding. During 2014, our Series C, D, E and F preferred stock was converted into shares of common stock. We did not have any preferred stock during 2015 or 2016 or any warrants to acquire preferred stock outstanding during 2015, 2016 or 2017.

(5)	For purposes of computing book value per common share, book value equals total common shareholders’ equity.
(6)	Net interest margin is presented on a fully taxable equivalent (“FTE”) basis.
(7)	Common stock dividend payout ratio represents dividends per share divided by basic earnings per share.
(8)	Core deposits are defined as total deposits less certificate of deposits greater than $250,000 and brokered certificates of deposits.
(9)

The Tier 1 common capital to risk‑weighted assets ratio is required under the Basel III Rule, which became effective for the Company and the Bank on January 1, 2015. Accordingly, this ratio is shown as not applicable (“N/A”) for periods ending prior to January 1, 2015.

(10)

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

Non-GAAP Financial Measures

Our management uses the following non-GAAP financial measures in its analysis of our performance: “tangible common equity,” “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” and “adjusted return on average tangible common equity.”

Tangible Common Equity, Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share.  Tangible common equity, tangible common equity to tangible assets ratio and tangible book value per share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. We calculate: (i) tangible common equity as total shareholders’ equity less preferred equity, goodwill and other intangible assets (excluding mortgage servicing rights); (ii) tangible assets as total assets less goodwill and other intangible assets; and (iii) tangible book value per share as tangible common equity divided by shares of common stock outstanding.

Our management, banking regulators, many financial analysts and other investors use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share and related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible common equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets, and calculates our tangible book value per share:

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Shareholders' Equity to Tangible Common Equity:
Total shareholders' equity—GAAP	$449,545	$321,770	$232,880	$219,456	$149,440
Adjustments:
Preferred equity	(2,970)	-	-	-	(57,370)
Goodwill	(98,624)	(48,836)	(46,519)	(47,946)	(7,732)
Other intangibles	(16,932)	(7,187)	(7,004)	(9,464)	(8,189)
Tangible common equity	$331,019	$265,747	$179,357	$162,046	$76,149

Total Assets to Tangible Assets:
Total assets—GAAP	$4,412,701	$3,233,723	$2,884,824	$2,676,614	$1,739,548
Adjustments:
Goodwill	(98,624)	(48,836)	(46,519)	(47,946)	(7,732)
Other intangibles	(16,932)	(7,187)	(7,004)	(9,464)	(8,189)
Tangible assets	$4,297,145	$3,177,700	$2,831,301	$2,619,204	$1,723,627

Common shares outstanding	$19,122,049	$15,483,499	$11,797,404	$11,725,158	$4,620,026

Tangible common equity to tangible assets ratio	7.70%	8.36%	6.33%	6.19%	4.42%
Tangible book value per share	$17.31	$17.16	$15.20	$13.82	$16.48

Return on Average Tangible Common Equity.  Management measures return on average tangible common equity to assess the Company’s capital strength and business performance. Tangible equity excludes preferred equity, goodwill and other intangible assets (excluding mortgage servicing rights), and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles return on average tangible common equity to its most comparable GAAP measure:

	As of and for the Years Ended December 31,
(dollars in thousands)	2017		2016	2015	2014	2013
Net Income	$16,056		$31,542	$24,324	$10,816	$14,505
Less—preferred stock dividends	83		-	-	7,601	4,718
Net income available to common shareholders	$15,973		$31,542	$24,324	$3,215	$9,787

Average Shareholders' Equity to Average Tangible Common Equity:
Average total shareholders' equity—GAAP	$399,061		$288,010	$227,619	$158,562	$138,862
Adjustments:
Preferred equity	(1,707)		-	-	(45,057)	(57,370)
Goodwill	(76,394)		(46,537)	(47,306)	(7,842)	(7,732)
Other intangibles	(13,437)		(6,575)	(8,249)	(7,117)	(8,677)
Average tangible common equity	$307,523		$234,898	$172,064	$98,546	$65,083
Return on average tangible common equity	5.19%	%	13.43%	14.14%	3.26%	15.04%

Efficiency Ratio.  Management uses the efficiency ratio to measure how effective the bank is in using overhead expenses, including salaries and benefit costs and occupancy expenses as well as other operating expenses, in generating revenues. We believe that this non-GAAP financial measure provides meaningful information to further assist investors in evaluating our operating results. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles the efficiency ratio to its most comparable GAAP measure:

	As of and for the Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Noninterest expense	$152,997	$121,289	$117,847	$69,480	$61,449
Adjustments to noninterest expense:
Foundation contribution	-	-	-	(900)	-
Expense from payoff of subordinated debt	-	(511)	-	-	-
Net expense from FDIC loss share termination agreement	-	(351)	-	-	-
Branch network optimization plan charges	(1,952)	(2,099)	-	-	-
Loss on mortgage servicing rights held for sale	(4,059)	-	-	-	-
Integration and acquisition expenses	(17,738)	(2,343)	(6,101)	(6,229)	(2,727)
Adjusted noninterest expense	$129,248	$115,985	$111,746	$62,351	$58,722

Net interest income	$129,662	$105,254	$104,907	$64,598	$65,920
Effect of tax-exempt income	2,691	2,579	2,741	2,901	3,444
Adjusted net interest income	132,353	107,833	107,648	67,499	69,364

Noninterest income	59,362	72,057	59,482	20,441	16,230
Adjustments to noninterest income:
Mortgage servicing rights impairment (recovery)	2,324	3,135	448	(84)	(593)
Gain on sales of investment securities, net	(222)	(14,702)	(193)	(77)	(321)
Other income	67	608	1,412	(46)	1,890
Adjusted noninterest income	61,531	61,098	61,149	20,234	17,206

Adjusted total revenue	$193,884	$168,931	$168,797	$87,733	$86,570

Efficiency Ratio	66.66%	68.66%	66.20%	71.07%	67.83%

Net Non-Core Funding Dependence Ratio.  Management uses the net non-core funding dependence ratio to assess the Company’s ability to fund short-term investments with the use of non-core liabilities rather than long-term assets. The net non-core funding dependence ratio is reviewed by banking and financial institution regulators when assessing a financial institution’s ability to meet its’ liquidity needs. We believe that this non-GAAP financial measure provides meaningful information to further assist investors in evaluating our operating results. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles the net non-core funding dependence ratio to its most comparable GAAP measure:

	As of and for the Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Short term assets:
Interest bearing bank balances including federal funds	$147,478	$146,485	$167,140	$108,890	$58,110
Fixed term cash investments	-	-	-	-	-
Federal home loan bank	43	413	109	293	563
Securities < 1 year	19,242	96,671	27,600	4,060	12,767
Short-term investments	$166,763	$243,569	$194,849	$113,243	$71,440

Long term assets:
Total securities	$482,047	$343,850	$339,620	$363,827	$321,740
Less non-marketable equity securities	34,796	19,485	-	-	-
Less securities < 1 year	19,242	96,671	27,600	4,060	12,767
Long term securities	428,009	227,694	312,020	359,767	308,973
Total net loan including loans held for sale	3,264,936	2,375,679	1,979,601	1,790,791	1,184,891
Other real estate owned	5,708	3,560	5,472	9,829	10,711
Long term assets	$3,698,653	$2,606,933	$2,297,093	$2,160,387	$1,504,575

Non-core liabilities
CD's & IRA's > $250K	$69,873	$52,919	$52,197	$56,296	$26,816
Sweeps and repos	156,126	131,557	43,958	55,861	64,147
Other borrowed money	459,141	237,517	40,000	60,000	65,000
Federal borrowing - discount window	-	-	-	-	-
Brokered deposits	219,404	218,720	222,269	167,964	139,402
Federal funds purchased	-	-	-	-	-
Total non-core liabilities	904,544	640,713	358,424	340,121	295,365
Less short-term investments	166,763	243,569	194,849	113,243	71,440
Net non-core funding	$737,781	$397,144	$163,575	$226,878	$223,925

Net non-core funding dependence ratio	19.95%	15.23%	7.12%	10.50%	14.88%

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

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. Our commercial FHA origination and servicing business, based in Washington, D.C., is one of the top originators of government sponsored mortgages for multifamily and healthcare facilities in the United States. Our commercial equipment leasing business, which operates on a nationwide basis, was formerly conducted through our subsidiary, Heartland Business Credit Corporation (“Business Credit”), based in Denver, Colorado, and beginning in January 2018 was brought directly into the Bank as Midland Equipment Finance. As of December 31, 2017, we had $4.4 billion in assets, $3.1 billion of deposits and $449.5 million of shareholders’ equity.

Our strategic plan is focused on building a diversified financial services company anchored by a strong community bank. In the past several years, we have grown organically and through a series of acquisitions, with an over‑arching focus on enhancing shareholder value and maintaining a platform for scalability. In March 2017, we acquired CedarPoint, an SEC-registered investment advisory firm located in Delafield, Wisconsin, which added $180.0 million of wealth management assets. In June 2017, we completed the acquisition of Centrue and its subsidiary, Centrue Bank, a regional, full-service community bank headquartered in Ottawa, Illinois. At closing, Centrue had 20 bank branches located principally in northern Illinois and total assets of $990.3 million. Most recently, on February 28, 2018, the Company completed the acquisition of Alpine, and its subsidiary, Alpine Bank & Trust Co., a regional, full-service community bank headquartered in Belvidere, Illinois. Alpine had 19 bank branches located principally in and around the Rockford, Illinois area and had total assets of $1.2 billion as of December 31, 2017.

We have five principal business lines: traditional community banking, residential mortgage origination, wealth management, commercial FHA origination and servicing, and commercial equipment leasing. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking with a total loan portfolio of $3.2 billion and total deposits of $3.1 billion as of December 31, 2017. Through the Bank, we originated $460.3 million of residential mortgage loans in 2017, which included $289.5 million classified as held for sale. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and has grown to $2.0 billion of assets under administration as of December 31, 2017. We conduct our FHA origination business through Love Funding, which we acquired in the Heartland Bank transaction.  Love Funding originates commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, with $489.1 million of originations for the year ended December 31, 2017. Our equipment and leasing finance business provides custom leasing and financing programs to equipment and software vendors and their customers. Our lease portfolio has grown to $205.1 million at December 31, 2017.

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

Primary Factors Affecting Comparability

Each factor listed below materially affects the comparability of our results of operations and financial condition in 2017, 2016 and 2015, and may affect the comparability of financial information we report in future fiscal periods.

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

Date	Target	Type	Description and Highlights
February 2018	Alpine Bancorporation, Inc. Belvidere, IL	Holding company acquisition

•Acquisition of $1.2 billion community bank holding company which significantly enhanced our presence in Rockford, Illinois through the addition of 19 bank branches, most of which are located in and around Rockford, Illinois.

•Acquisition included Alpine Trust and Investment Group which had $1.0 billion in assets under management.

June 2017	Centrue Financial Corporation Ottawa, IL	Holding company acquisition	•Significantly enhanced our presence in northern Illinois through the addition of 20 bank branches, most of which were located in northern Illinois.
March 2017	CedarPoint Investment Advisors, Inc. Delafield, WI	Acquisition of business line	•Acquisition of SEC registered investment advisory firm with approximately $180.0 million in assets under administration.
November 2016	Trust Department of Sterling National Bank Yonkers, NY	Acquisition of business line	•Acquisition of litigation settlement trust business with approximately $400.0 million in trust assets under administration.

Date	Target	Type	Description and Highlights
December 2014	Love Savings Holding Company (Heartland Bank) St. Louis, MO	Holding company acquisition

•Significantly expanded presence in Missouri side of St. Louis metropolitan area through the addition of 10 full‑service banking offices.

•Acquisition included Heartland Bank and its subsidiaries Love Funding, an approved FHA lender and Ginnie Mae issuer of commercial loans, and Business Credit, a provider of custom leasing programs to equipment and software vendors and their customers.

Capital Raising Transactions.  We completed several significant capital transactions to support our organic growth and acquisition activity. Each of the following capital raising transactions affected the comparability of our results of operations and financial condition of prior periods to post‑transaction periods and may affect the comparability of financial information we report in future fiscal periods.

In October 2017, we issued subordinated notes totaling $40.0 million with a maturity date of October 15, 2027. These notes carry a fixed interest rate of 6.25% for the first five years and a floating rate equal to three-month LIBOR plus 423 basis points thereafter.

In May 2017, we entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million.  The revolving line of credit matures on May 24, 2018 and pays a variable rate of interest equal to one-month LIBOR plus 2.00%. The term loan matures on May 25, 2020 and pays a variable rate of interest equal to one-month LIBOR plus 2.25%.

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

In June 2015, we issued subordinated notes for aggregate proceeds of $55.3 million. We issued subordinated notes totaling $15.0 million with a maturity date of June 18, 2025 and a fixed interest rate of 6.50%. Additionally, we issued subordinated notes totaling $40.3 million with a maturity date of June 18, 2025. This tranche carries a fixed interest rate of 6.00% for the first five years and a floating rate based on three-month LIBOR plus 435 basis points thereafter.

PCI Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the Non-Purchased Credit Impaired (“Non-PCI”) loans included in our acquisitions. Our reported net interest margins were 3.77%, 3.92% and 4.38% for 2017, 2016 and 2015, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $9.7 million, $11.7 million and $15.7 million in 2017, 2016 and 2015, respectively, increasing the reported margins by 25, 38 and 64 basis points for each respective period.

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

Mortgage Servicing Rights. The Company sells residential and commercial FHA mortgage loans in the secondary market. Mortgage servicing rights (“MSR”) resulting from us retaining the right to service the loans sold are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date.

During the third quarter of 2017, we committed to a plan to sell our Fannie Mae residential mortgage servicing and transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale. As a result, we recognized a $4.1 million loss in 2017 on MSR held for sale to reflect the lower of their carrying amount or fair value less costs to sell. After recognizing this loss, MSR held for sale had a net carrying value of $10.2 million at December 31, 2017. We sold our Fannie Mae residential mortgage servicing on January 2, 2018.

Impairment charges on our residential mortgage servicing rights totaled $0.8 million in 2017 compared to $1.4 million in 2016 and $0.4 million in 2015. For our commercial FHA mortgage servicing rights, we recognized impairment charges of $1.5 million and $1.7 million in 2017 and 2016, respectively, compared to no impairment charges in 2015.

Sale of Previously Covered Non-Agency Mortgage-Backed Securities – In October 2016, we sold previously covered non-agency mortgage-backed securities (“CMOs”) with a carrying value of $72.1 million. These securities were covered under the loss-sharing agreement we entered into with the FDIC in connection with our 2009 acquisition. This agreement was terminated on October 3, 2016. As a result of the sale, we recognized a gain totaling $14.3 million in the fourth quarter of 2016.

Branch Network Optimization Plan – In November 2016, we announced a branch network optimization plan that led to the closure of seven banking offices in the first quarter of 2017. As a result of this plan, we recorded $1.9 million of asset impairment in 2016 on these banking facilities. In 2017, the Company announced the closure of six additional banking facilities as a result of the Centrue acquisition. Consequently, we recorded $2.0 million of asset impairment in 2017 on these banking facilities. At December 31, 2017, we had $3.4 million of branch related assets classified in other assets as held for sale.

Material Trends and Developments

Economic and Interest Rate Environment.  The results of our operations are highly dependent on economic conditions and market interest rates. Over the past several years, economic conditions in the U.S. and our primary market areas have improved. Economic growth has been modest, the real estate market continues to improve and unemployment rates in the U.S. and our primary markets have significantly fallen. In December 2015, the Federal Reserve raised short‑term interest rates for the first time in nine years with a 25 basis point increase. The Federal Reserve raised short-term interest rates again in December 2016 with an additional 25 basis point increase. In 2017, the Federal Reserve raised short-term interest rates by 25 basis points on three separate occasions.

Capital Raising Initiatives.  One component of our initiative driven strategic plan is to pursue accretive acquisitions. We have been able to implement our acquisition strategy due to several significant capital raising transactions. These transactions are described above in the section under “Primary Factors Affecting Comparability—Capital Transactions.” These capital raising transactions have also support our organic growth strategies.

Community Banking.  We believe the most important trends affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, increasing regulatory burdens generally, including the implementation of the Dodd‑Frank Act and the regulations to be promulgated thereunder, and interest margin compression. We expect that community banks will face increased competition for lower cost capital as a result of regulatory policies that may offer larger financial institutions greater access to government assistance than is available for smaller institutions, including community banks. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well‑capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy continues to improve. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise, and we believe we possess these characteristics.

We also believe that increased regulatory burdens will have a significant adverse effect on smaller community banks, which often lack the personnel, experience and technology to efficiently comply with new regulations in a variety of areas in the banking industry, including in the areas of deposits, lending, compensation, information security and overdraft protection. We believe the increased costs to smaller community banks from a more complex regulatory environment, coupled with challenges in the real estate lending area, present attractive acquisition opportunities for larger community banks that have already made significant investments in regulatory compliance and risk management and can acquire and quickly integrate these smaller institutions into their existing platform. Furthermore, we believe that, as a result of our significant operational investments and our experience acquiring other institutions and quickly integrating them into our organization, we are well positioned to capitalize on the challenges facing smaller community banks.

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

General and Administrative Expenses.  We expect to continue incurring increased noninterest expense attributable to general and administrative expenses as a result of transaction‑related expenses from our recent acquisitions, including the costs of integrating acquired assets and operations into our organization, expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, costs associated with establishing de novo branch facilities, expenses to hire additional personnel and other costs required to continue our growth.

Credit Reserves.  One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against probable losses in our loan portfolio. In 2017, our provision for loan losses was $9.6 million compared to $5.6 million in 2016 and $11.1 million in 2015. The increase in 2017 compared to 2016 resulted primarily from a $1.3 million increase in net charge-offs for 2017 combined with the growth of our loan portfolio. During the fourth quarter of 2017, we recorded $6.5 million of net charge-offs which were largely related to deterioration in our collateral position on two commercial real estate loans.

As noted above, we record PCI loans at estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. As a result of adding $679.9 million of loans from the Centrue acquisition and $541.7 million of loans from the Heartland Bank acquisition (which included PCI loans of $11.4 million and $30.4 million, respectively), combined with net loan charge‑offs of $8.0 million, $6.7 million and $7.4 million during 2017, 2016 and 2015, respectively, our allowance for loan losses as a percentage of total loans declined to 0.51%, 0.64%, 0.80% and 0.69% at December 31, 2017, 2016, 2015 and 2014, respectively, from 1.96% at December 31, 2013.

Regulatory Environment.  As a result of regulatory changes, including the Dodd‑Frank Act and the Basel III Rule, as well as regulatory changes resulting from being a publicly traded company, we expect to be subject to more restrictive capital requirements, more stringent asset concentration and growth limitations and new and potentially heightened examination and reporting requirements. We also expect to face a more challenging environment for customer loan demand due to the increased costs that could be ultimately borne by borrowers, and to incur higher costs to comply with these new regulations. This uncertain regulatory environment could have a detrimental impact on our ability to manage our business consistent with historical practices and cause difficulty in executing our growth plan. See “Item 1A. Risk Factors—Risks Related to Our Business” and “Item 1. Business—Supervision and Regulation.”

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2017, 2016 and 2015. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2017			2016			2015
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$183,263	$1,965	1.07%	$187,667	$948	0.50%	$155,373	$389	0.25%
Investment securities:
Taxable investment securities	298,771	6,763	2.26	219,549	9,294	4.23	211,862	11,502	5.10
Investment securities exempt from federal income tax (1)	108,487	5,756	5.31	100,128	5,591	5.58	102,939	6,025	5.85
Total securities	407,258	12,519	3.07	319,677	14,885	4.62	314,801	17,527	5.33
Loans:
Loans (2)	2,795,615	135,898	4.86	2,103,319	102,211	4.86	1,863,853	100,814	5.21
Loans exempt from federal income tax (1)	45,989	1,931	4.20	40,468	1,777	4.39	37,663	1,807	4.80
Total loans	2,841,604	137,829	4.85	2,143,787	103,988	4.85	1,901,516	102,621	5.21
Loans held for sale	55,555	2,297	4.13	79,120	3,320	4.20	70,044	2,988	4.27
Nonmarketable equity securities	26,855	1,194	4.45	17,395	687	3.95	13,889	416	3.00
Total earning assets	3,514,535	$155,804	4.43%	2,747,646	$123,828	4.51%	2,455,623	$120,537	4.91%
Noninterest-earning assets	426,737			327,488			313,256
Total assets	$3,941,272			$3,075,134			$2,768,879
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,305,551	$3,984	0.31%	$1,020,311	$1,880	0.18%	$941,143	$1,580	0.17%
Savings deposits	234,143	359	0.15	163,392	245	0.15	159,345	213	0.13
Time deposits	458,257	4,099	0.89	430,144	3,847	0.89	411,996	3,096	0.75
Brokered deposits	247,819	3,690	1.49	215,865	2,964	1.37	198,744	2,622	1.32
Total interest-bearing deposits	2,245,770	12,132	0.54	1,829,712	8,936	0.49	1,711,228	7,511	0.44
Short-term borrowings	163,461	379	0.23	130,230	303	0.23	124,209	237	0.19
FHLB advances and other borrowings	362,320	4,594	1.27	158,609	1,057	0.67	55,728	741	1.33
Subordinated debt	63,186	4,054	6.42	58,110	3,858	6.64	38,675	2,731	7.06
Trust preferred debentures	41,798	2,292	5.48	37,225	1,841	4.95	37,010	1,669	4.51
Total interest-bearing liabilities	2,876,535	$23,451	0.82%	2,213,886	$15,995	0.72%	1,966,850	$12,889	0.66%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	620,559			536,965			536,327
Other noninterest-bearing liabilities	45,117			36,273			37,945
Total noninterest-bearing liabilities	665,676			573,238			574,272
Shareholders’ equity	399,061			288,010			227,757
Total liabilities and shareholders’ equity	$3,941,272			$3,075,134			$2,768,879
Net interest income / net interest margin (3)		$132,353	3.77%		$107,833	3.92%		$107,648	4.38%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a statutory federal income tax rate of 35%. Tax- equivalent adjustments totaled $2.7 million, $2.6 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared with Year Ended			Compared with Year Ended
	December 31, 2016			December 31, 2015
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$(35)	1,052	$1,017	$124	$435	$559
Investment securities:
Taxable investment securities	2,574	(5,105)	(2,531)	363	(2,155)	(1,792)
Investment securities exempt from federal income tax	455	(290)	165	(161)	(273)	(434)
Total securities	3,029	(5,395)	(2,366)	202	(2,428)	(2,226)
Loans:
Loans	33,648	39	33,687	12,103	(7,718)	4,385
Loans exempt from federal income tax	237	(83)	154	129	(159)	(30)
Total loans	33,885	(44)	33,841	12,232	(7,877)	4,355
Loans held for sale	(982)	(41)	(1,023)	384	(52)	332
Nonmarketable equity securities	397	110	507	122	149	271
Total earning assets	$36,294	$(4,318)	$31,976	$13,064	$(9,773)	$3,291
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$698	1,406	$2,104	$127	$173	$300
Savings deposits	107	7	114	6	26	32
Time deposits	252	—	252	148	603	751
Time, brokered deposits	457	269	726	231	111	342
Total interest-bearing deposits	1,514	1,682	3,196	512	913	1,425
Short-term borrowings	77	(1)	76	13	53	66
FHLB advances and other borrowings	1,970	1,567	3,537	1,027	(711)	316
Subordinated debt	331	(135)	196	1,331	(204)	1,127
Trust preferred debentures	239	212	451	10	162	172
Total interest-bearing liabilities	$4,131	$3,325	$7,456	$2,893	$213	$3,106
Net interest income	$32,163	$(7,643)	$24,520	$10,171	$(9,986)	$185

Results of Operations – Comparison of Results of Operations for the Years Ended December 31, 2017 to December 31, 2016

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The net interest margin is calculated as net interest income divided by average interest-earning assets and is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming a 35% tax rate.

Net interest income on a tax-equivalent basis was $132.4 million in 2017 compared to $107.8 million in 2016. This increase was mainly due to a $32.0 million increase in interest income on a tax-equivalent basis, offset in part by a $7.5 million increase in interest expense. The increase in interest income was primarily due to the addition of loans from the Centrue acquisition. The increase in interest expense resulted in part from adding interest-bearing deposits, FHLB advances and trust preferred debentures from Centrue. Interest expense was also impacted by higher market interest rates and increased usage of FHLB advances as a funding source.

Interest Income.    Total interest income on a tax-equivalent basis was $155.8 million in 2017 compared to $123.8 million in 2016.  This increase was primarily attributable to increases in interest income on loans and cash investments, offset in part by decreases in interest income on investment securities and loans held for sale.

Interest income on loans on a tax-equivalent basis in 2017 was $137.8 million compared to $104.0 million in 2016. The $33.8 million, or 32.5%, increase was primarily due to a 32.6% increase in the average balance of loans outstanding. This increase was primarily driven by the addition of $679.9 million of loans from the Centrue acquisition combined with organic loan growth of 9.8%.

The average rate on loans benefits from purchase accounting discount accretion on loan portfolios acquired (see “Primary Factors Affecting Comparability – PCI Loans” above). The reported yield on total loans was 4.85% for both 2017 and 2016. Accretion income associated with purchase accounting discounts established on loans acquired totaled $9.7 million and $11.7 million for 2017 and 2016, respectively, increasing the reported yields by 30 and 48 basis points for each respective period. The reduced effect of accretion income on our 2017 reported yield was offset by the favorable impact of higher market interest rates in 2017.

Interest income on our investment securities portfolio on a tax-equivalent basis decreased $2.4 million, or 15.9%, to $12.5 million in 2017 compared to $14.9 million in 2016. This decrease was mainly attributable to a decline in the average yield on investment securities of 155 basis points, offset in part by an increase in the average balance of investment securities of 27.4%. The decrease in the average yield resulted primarily from the impact of selling in fourth quarter of 2016, $72.1 million of previously covered mortgage-backed securities CMOs that were yielding approximately 13.0% (see “Primary Factors Affecting Comparability – Sale of Previously Covered Non-Agency Mortgage-Backed Securities” above), coupled with lower yields being earned on Centrue’s investment portfolio.  The increase in the average balance was primarily due to the addition of $149.0 million of investment securities from Centrue.

Interest income on short-term cash investments increased to $2.0 million in 2017 compared to $0.9 million in 2016.  This increase was primarily due to an increase in short-term interest rates.

Interest Expense.  Interest expense on interest‑bearing liabilities increased $7.5 million, or 46.6%, to $23.5 million in 2017 as compared to $16.0 million in 2016 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $12.1 million in 2017 compared to $8.9 million in 2016. The $3.2 million, or 35.8%, increase was primarily due to the average balance of deposits increasing 22.7% combined with a five basis point increase in the average rate paid. The increase in the average balance of deposits primarily reflected the addition of $583.7 million of interest-bearing deposits from Centrue. The increase in the average rate paid was primarily due to the impact of higher market interest rates.

Interest expense on borrowings increased $4.3 million, or 60.3%, to $11.3 million in 2017 as compared to $7.1 million in 2016. This increase primarily consisted of increased interest expense on FHLB advances and other borrowings, subordinated debt and trust preferred debentures of $3.5 million, $0.2 million and $0.5 million respectively. These increases were primarily due to expanded usage of FHLB advances as a short- and long-term funding source, the addition of $95.0 million of FHLB advances and $10.0 million of trust preferred debentures from Centrue, entering into a $40.0 million term loan in May 2017, issuing $40.0 million of subordinated debt in October 2017 and the impact of higher market interest rates on new FHLB advances and our variable rate trust preferred debentures.

Provision for Loan Losses.  The provision for loan losses totaled $9.6 million in 2017 compared to $5.6 million in 2016. The $4.0 million increase in the provision resulted primarily from an increase in net charge-offs for 2017 combined with the growth of our loan portfolio. During the fourth quarter of 2017, we recorded $6.5 million of net charge-offs which were largely related to deterioration in our collateral position on two commercial real estate loans.

Noninterest Income.  Noninterest income decreased $12.7 million, or 17.6%, to $59.4 million in 2017. The following table sets forth the major components of our noninterest income for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Commercial FHA revenue	$17,752	$22,064	$(4,312)
Residential mortgage banking revenue	9,119	13,389	(4,270)
Wealth management revenue	13,340	8,091	5,249
Service charges on deposit accounts	5,975	3,904	2,071
Interchange revenue	5,353	3,750	1,603
FDIC loss-sharing expense	—	(1,661)	1,661
Gain on sales of investment securities, net	222	14,702	(14,480)
Other-than-temporary impairment on investment securities	—	(824)	824
Gain on sales of other real estate owned	145	113	32
Other income	7,456	8,529	(1,073)
Total noninterest income	$59,362	$72,057	$(12,695)

Commercial FHA revenue.  Our commercial FHA business generated gains on loans held for sale of $17.3 million and net servicing revenues of $0.4 million in 2017 compared to gains on loans held for sale of $21.7 million and net servicing revenues of $0.4 million in 2016. The $4.3 million decrease in gains on loans held for sale resulted primarily from a decrease in commercial FHA interest rate lock commitments to $579.6 million in 2017 compared to $740.8 million in 2016. Net servicing revenue in 2017 and 2016 included MSR impairment of $1.5 million and $1.7 million, respectively.

Residential mortgage banking revenue.  Our residential mortgage banking activities generated gains on loans held for sale of $7.0 million and net servicing revenue of $2.1 million in 2017 compared to gains on loans held for sale of $13.5 million and a net servicing loss of $0.1 million in 2016. The $6.5 million decrease in gains on loans held for sale was primarily due to a 37.8% decrease in interest rate lock commitments during 2017. The $2.2 million increase in net servicing revenue primarily resulted from a $0.6 million decrease in impairment recorded against our residential mortgage servicing rights combined with a $1.2 million decrease in MSR amortization due to the classification of all Fannie Mae residential mortgage servicing as held for sale in the third quarter and the discontinuance of amortization thereon (see “Primary Factors Affecting Comparability – Mortgage Servicing Rights” above).

Wealth management revenue.  Noninterest income from our wealth management business increased $5.2 million, or 64.9%, to $13.3 million in 2017. The increase in wealth management revenue was primarily due to 73.5% growth in assets under administration since the end of 2015. The increase in assets under administration consisted of approximately $400.0 million of wealth management assets added from the Sterling acquisition that closed in November 2016, $180.0 million of assets under administration added from the CedarPoint acquisition that closed in March 2017 and organic growth experienced over the past two years.

Service charges on deposit accounts.  Noninterest income from service charges on deposit accounts totaled $6.0 million in 2017 compared to $3.9 million in 2016. This 53.0% increase primarily resulted from the addition of transactional deposit accounts associated with the Centrue acquisition that closed in June 2017.

Interchange revenue.  Noninterest income from interchange revenue totaled $5.4 million in 2017 compared to $3.8 million in 2016. This 42.7% increase was primarily due to an increased level of debit card activity resulting from the Centrue acquisition that closed in June 2017.

FDIC loss‑sharing expense.    In October 2016, we entered into an agreement with the FDIC to terminate the remaining provisions of the then existing loss-share agreements. As a result, we recorded no FDIC loss-sharing expense during 2017. FDIC loss-sharing expense in 2016 consisted primarily of a $1.5 million reimbursement to the FDIC for 80% of covered losses paid to us previously on a covered loan that was paid in full during the second quarter of 2016 (see “Primary Factors Affecting Comparability – PCI Loans” above).

Gain on sales of investment securities, net.  Gains recognized on sales of investment securities totaled $0.2 million in 2017 compared to $14.7 million in 2016. This decrease primarily resulted from the October 2016 sale of previously covered non-agency mortgage-backed securities with a carrying value of $72.1 million. As a result of the sale, we recognized a gain totaling $14.3 million in the fourth quarter of 2016.

Other‑than‑temporary impairment on investment securities.  During the first quarter of 2016, we recognized other-than-temporary impairment (“OTTI”) losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. We recorded no OTTI loses in 2017. Early in the fourth quarter of 2016, all previously covered CMOs totaling $72.1 million were sold.

Other income.  Other income totaled $7.5 million in 2017 compared to $8.6 million in 2016. During 2016, we recognized $0.7 million of death benefits due to the passing of an employee covered by bank-owned life insurance (“BOLI”). Additionally, other noninterest income in 2016 was favorably impacted by the reversal of a $0.4 million contingent consideration accrual associated with the Heartland Bank acquisition. The Company concluded during the second quarter of 2016 that Love Funding would not reach the level of net income for the two-year period ending December 31, 2016 that would trigger a contingent consideration payment.

Noninterest Expense. Noninterest expense increased $31.7 million, or 26.1%, to $153.0 million in 2017. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$78,712	$66,293	$12,419
Occupancy and equipment	14,659	13,080	1,579
Data processing	15,171	10,658	4,513
FDIC insurance	1,806	1,707	99
Professional	13,896	8,049	5,847
Marketing	3,290	2,733	557
Communications	2,473	2,150	323
Loan expense	1,954	1,957	(3)
Other real estate owned	800	935	(135)
Amortization of intangible assets	3,325	2,147	1,178
Loss on mortgage servicing rights held for sale	4,059	—	4,059
Other expense	12,852	11,580	1,272
Total noninterest expense	$152,997	$121,289	$31,708

Salaries and employee benefits.  Salaries and employee benefits expense increased $12.4 million, or 18.7%, to $78.7 million in 2017.  This increase was directly impacted by acquisition-related costs associated with the Centrue acquisition of $7.1 million in 2017. For Centrue, we recorded $4.3 million of change in control costs, along with severance and other benefit related expenses. Salaries and employees benefits expense was also impacted by an increase in the number of full-time equivalent employees attributable primarily to the Centrue transaction, annual salary increases that took effect in 2017 and increased benefit costs.

Occupancy and equipment.  Occupancy equipment expense increased $1.6 million, or 12.1%, to $14.7 million in 2017. This increase was mainly due to depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities added from the Centrue acquisition.

Data processing.    Data processing expense increased $4.5 million, or 42.3%, to $15.2 million in 2017.  This increase resulted primarily from one-time data processing costs incurred in conjunction with the conversion of Centrue’s systems to the core processing platform and ancillary systems used by the Company, combined with increased processing costs related to the addition of Centrue and growth of our wealth management business. Data processing expense also includes a $1.8 million fee paid in July 2017 to terminate the contract with Centrue’s debit card service provider.

Professional.    Professional fees increased $5.8 million, or 72.6%, to $13.9 million in 2017.  This increase resulted primarily from nonrecurring acquisition-related expenses associated with the Centrue acquisition coupled with professional fees incurred on various technology and other integration projects.

Marketing.  Marketing expense increased $0.6 million, or 20.4%, to $3.3 million in 2017. This increase reflected the impact of increased advertising and public relations expense centered on the promotion of our acquisition and integration of Centrue.

Amortization of intangible assets.  Amortization of intangible assets was $3.3 million in 2017 compared to $2.1 million in 2016. This increase was primarily due to amortization recorded on the $11.1 million core deposit intangible established in conjunction with the Centrue acquisition in June 2017.

Loss on mortgage servicing rights held for sale.    During the third quarter of 2017, we committed to a plan to sell our Fannie Mae residential mortgage servicing and transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale (see “Primary Factors Affecting Comparability – Mortgage Servicing Rights” above). As a result, we recognized a $4.1 million loss on MSR held for sale to reflect them at the lower of their carrying amount or fair value less costs to sell. After recognizing this loss, MSR held for sale had a net carrying value of $10.2 million at December 31, 2017.

Other expense.  Other expense totaled $12.9 million in 2017 compared to $11.6 million in 2016. This increase was primarily attributable to the Centrue acquisition and increases in costs associated with supplies, insurance, travel, meals, postage, and training. Included in other noninterest expense for 2017 was $2.0 million of asset impairment on banking facilities that were closed during 2017.

Income Tax Expense. Income tax expense was $10.4 million in 2017 compared to $18.9 million in 2016. Effective tax rates for 2017 and 2016 were 39.3% and 37.5%, respectively. Our effective tax rate in 2017 was negatively impacted by the Company recording additional income tax expense of $4.5 million for the revaluation of net deferred tax assets to account for reduced corporate tax rates starting in 2018. In 2016, our effective tax rate was adversely affected by the write-off of state tax refunds and tax credits obtained through the Heartland acquisition.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2016 to December 31, 2015

Net Interest Income/Average Balance Sheet. Net interest income on a tax-equivalent basis was $107.8 million in 2016 compared to $107.6 million in 2015. This minimal increase was mainly due to a $3.3 million increase in interest income on a tax-equivalent basis, offset mostly by a $3.1 million increase in interest expense. The increase in interest income was primarily attributable to increases in interest income on loans and cash investments. The increase in interest expense primarily resulted from increases in interest expense on deposits, FHLB advances, subordinated debt and trust preferred debentures.

Interest Income. Total interest income on a tax equivalent basis was $123.8 million in 2016 compared to $120.5 million in 2015.  This increase was primarily attributable to increases in interest income on loans and cash investments, offset in part by a decrease in interest income on investment securities.

Interest income on loans on a tax-equivalent basis in 2016 was $104.0 million compared to $102.6 million in 2015. The $1.4 million, or 1.3%, increase was primarily due to a 12.7% increase in the average balance of loans outstanding offset in part by a 36 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to loan growth in commercial real estate loans, construction loans, residential real estate loans, consumer loans and lease financings. The decline in the average yield on loans was primarily driven by a $4.0 million decrease in accretion income from purchase accounting discounts on acquired loans combined with the impact of lower market rates on new loans. Accretion income totaled $11.7 million in 2016 compared to $15.7 million for 2015 increasing the reported yield by 48 and 73 basis points for each respective period.

Interest income on our investment securities portfolio on a tax-equivalent basis decreased $2.6 million, or 15.1%, to $14.9 million in 2016 compared to $17.5 million in 2015. This decrease resulted primarily from the impact of selling $72.1 million of previously covered CMOs early in the fourth quarter of 2016 (see “—Primary Factors Affecting Comparability – Sale of Previously Covered Non-Agency Mortgage-Backed Securities” above). The proceeds received from the sale of previously covered CMO’s were reinvested into higher quality, lower yielding investments.

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

Interest expense on borrowings increased $1.7 million, or 31.3%, to $7.1 million in 2016 as compared to $5.4 million in 2015. This increase primarily consisted of increased interest expense on FHLB advances, subordinated debt and trust preferred debentures of $0.3 million, $1.1 million and $0.2 million respectively. These increases were primarily due to expanded usage of FHLB advances as both a short- and long-term source of funds, an increase in the level of subordinated debt and increases in the rates paid on trust preferred debentures. In June 2015, we issued $55.3 million of subordinated debt in a private placement and in June 2016, we repaid $8.0 million of subordinated debt that had been issued in June 2013.

Provision for Loan Losses.    The provision for loan losses totaled $5.6 million in 2016 compared to $11.1 million in 2015. The provision in 2016 was comprised of a $6.4 million provision on non-PCI loans offset in part by a $0.8 million negative provision for PCI loans. The $4.6 million decrease in the provision for loan losses on non-PCI loans resulted primarily from the prior year provision including specific reserves for impairment identified on certain nonperforming loans. During the third quarter of 2015, we recorded a $7.5 million charge-off on a group of nonperforming loans to one borrower due to deterioration in our collateral position on these loans. The provision for loan losses recorded in 2016 on non-PCI loans was primarily for growth in our loan portfolios combined with the impact of an increase in historical loss rates. The $0.8 million negative provision on PCI loans in 2016 resulted from a $0.8 million provision reduction related to a PCI loan that was paid in full during the second quarter of 2016 (see “—Primary Factors Affecting Comparability – PCI Loans” above).

Noninterest Income.    Noninterest income increased $12.6 million, or 21.1%, to $72.1 million in 2016. The following table sets forth the major components of our noninterest income for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest income:
Commercial FHA revenue	$22,064	$20,175	$1,889
Residential mortgage banking revenue	13,389	17,634	(4,245)
Wealth management revenue	8,091	7,292	799
Service charges on deposit accounts	3,904	3,969	(65)
Interchange revenue	3,750	3,562	188
FDIC loss-sharing expense	(1,661)	(566)	(1,095)
Gain on sales of investment securities, net	14,702	193	14,509
Other-than-temporary impairment on investment securities	(824)	(461)	(363)
Gain on sales of other real estate owned	113	600	(487)
Other income	8,529	7,084	1,445
Total noninterest income	$72,057	$59,482	$12,575

Commercial FHA revenue.    Noninterest income from our commercial FHA business increased $1.9 million, or 9.4%, to $22.1 million in 2016. We generated gains on loans held for sale of $21.7 million and net servicing income of $0.4 million in 2016 compared to gains on loans held for sale of $18.1 million and net servicing revenues of $2.1 million in 2015. The $3.6 million increase in gains on loans held for sale resulted primarily from an increase in commercial FHA interest rate lock commitments from $467.5 million in 2015 to $740.8 million in 2016.  Included in interest rate lock commitments for 2016 were $153.8 million of loan modifications, which generate a reduced level of revenue. Loan modifications represent refinancing transactions of previously originated loans. The $1.7 million decrease in net servicing revenue primarily resulted from $1.7 million of impairment recorded against our commercial mortgage servicing rights in 2016.

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

Wealth management revenue.    Noninterest income from our wealth management business increased $0.8 million, or 11.0%, to $8.1 million in 2016. The increase in wealth management revenue was primarily due to growth in assets under administration of $477.1 million, or 40.4%, to $1.7 billion at December 31, 2016. The increase in assets under administration consisted of approximately $400.0 million of wealth management assets added from the Sterling acquisition that closed in November 2016 combined with organic growth experienced during the current year.

FDIC loss‑sharing expense. We recorded FDIC loss-sharing expense of $1.7 million in 2016 compared to $0.6 million in 2015.  The FDIC loss-sharing expense in 2016 resulted primarily from us reimbursing the FDIC $1.5 million for 80% of covered losses paid to us previously on a covered loan that was paid in full during the second quarter of 2016 (see “—Primary Factors Affecting Comparability  – PCI Loans” above).

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

Other‑than‑temporary impairment on investment securities.  During 2016, we identified three previously covered non‑agency mortgage‑backed securities that had OTTI of $0.8 million due to changes in expected cash flows. These amounts were recognized as losses in the 2016 consolidated statement of income. In 2015, we determined, due to changes in expected cash flows, that three previously covered non-agency mortgage-backed securities had other-than-

temporary impairment of $0.5 million. These amounts were recognized as losses in the 2015 consolidated statement of income.

Other income.  Other income totaled $8.5 million in 2016 compared to $7.1 million in 2015. This increase in other income was primarily due to an increase in income earned on BOLI. The Company purchased $20.0 million of additional BOLI policies in both the second quarter of 2015 and the second quarter of 2016. Also in 2016, we recognized $0.7 million of death benefits due to the passing of an employee covered by BOLI. The fluctuation in other income was also positively impacted by 2015 including $0.4 million of amortization expense related to our FDIC indemnification asset that was fully amortized by the end of 2015. Additionally, other noninterest income in 2016 benefited from the reversal of the remaining $0.4 million contingent consideration accrual that was established in conjunction with the Heartland Bank acquisition, as Love Funding’s aggregate net income for the two year period ending December 31, 2016 did not meet the contingent consideration threshold. These fluctuations were offset in part by other income in 2015 including $0.9 million for a Love Funding related indemnification claim expressly covered by the Heartland Bank merger and indemnification agreements (see “—Other noninterest expense” below).

Noninterest Expense. Noninterest expense increased $3.4 million, or 3.0%, to $121.3 million in 2016 compared to 2015. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2016	2015	(decrease)
Noninterest expense:
Salaries and employee benefits	$66,293	$63,313	$2,980
Occupancy and equipment	13,080	13,151	(71)
Data processing	10,658	10,197	461
FDIC insurance	1,707	2,051	(344)
Professional	8,049	8,687	(638)
Marketing	2,733	2,891	(158)
Communications	2,150	2,354	(204)
Loan expense	1,957	2,960	(1,003)
Other real estate owned	935	945	(10)
Amortization of intangible assets	2,147	2,460	(313)
Other	11,580	8,838	2,742
Total noninterest expense	$121,289	$117,847	$3,442

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

Communications.    Communications expense decreased $0.2 million, or 8.7%, to $2.2 million in 2016.  This decrease primarily resulted from 2015 including one-time costs associated with conforming the Heartland Bank phone system and data lines to those used by the Company.

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

Other noninterest expense.  Other noninterest expense totaled $11.6 million in 2016 compared to $8.8 million in 2015. The fluctuation in other noninterest expense was impacted by the following items:

•

In November 2016, the Company announced a branch network optimization plan to reduce our banking offices from 46 to 39 by March 1, 2017. As a result of this plan, we recorded $1.9 million of asset impairment on the banking facilities impacted by the plan and $0.2 million in other related charges (see “—Primary Factors Affecting Comparability  – Branch Network Optimization Plan” above).

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

Financial Condition

Assets. Total assets increased $1.2 billion to $4.4 billion at December 31, 2017 as compared to December 31, 2016.  This increase primarily reflected the addition of $990.3 million of assets from the Centrue acquisition. The remaining increase was primarily attributable to organic loan growth of $226.8 million.

Loans.  The loan portfolio is the largest category of our assets. At December 31, 2017, total loans, net of allowance for loan losses, were $3.2 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2017, 2016, 2015, 2014 and 2013:

	As of December 31,
(dollars in thousands)	2017	%	2016	%	2015	%	2014	%	2013	%
Loans:
Commercial	$555,930	17.2%	$457,827	19.7%	$499,573	25.0%	$467,349	26.0%	$312,333	25.9%
Commercial real estate	1,440,011	44.6	969,615	41.8	876,784	43.9	786,665	43.7	587,181	48.7
Construction and land development	200,587	6.2	177,325	7.7	150,266	7.6	136,985	7.6	72,163	6.0
Total commercial loans	2,196,528		1,604,767		1,526,623		1,390,999		971,677
Residential real estate	453,552	14.1	253,713	10.9	163,224	8.2	172,075	9.6	105,535	8.8
Consumer	371,455	11.5	270,017	11.6	161,512	8.1	120,434	6.7	128,289	10.6
Lease financing	205,143	6.4	191,479	8.3	144,230	7.2	114,507	6.4	—	—
Total loans, gross	3,226,678		2,319,976		1,995,589		1,798,015		1,205,501
Allowance for loan losses	(16,431)	0.5	(14,862)	0.6	(15,988)	0.8	(12,300)	0.7	(23,672)	2.0
Total loans, net	$3,210,247		$2,305,114		$1,979,601		$1,785,715		$1,181,829
Covered loans	$—	—	$—	—	$3,629	0.2	$6,849	0.4	$23,453	1.9
PCI loans	22,461	0.7	28,256	1.2	38,477	1.9	44,201	2.5	30,401	2.5

Loans increased $906.7 million to $3.2 billion at December 31, 2017 as compared to December 31, 2016. The increase in loans was primarily due to $679.9 million of loans added from the Centrue acquisition. The remaining increase resulted from organic growth of residential real estate loans, consumer loans and lease financing receivables. The $5.8 million decrease in PCI loans at December 31, 2017 compared to December 31, 2016 reflected the impact of loan payoffs and repayments, offset in part by the addition of $11.4 million of PCI loans from the Centrue acquisition.

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

	For the Year Ended December 31,
	2017		2016		2015
		Net		Net		Net
		Growth		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$104,812	$(6,709)	$—	$(41,746)	$—	$32,224
Commercial real estate	484,772	(14,376)	—	92,831	—	90,119
Construction and land development	28,458	(5,196)	—	27,059	—	13,281
Total commercial loans	618,042	(26,281)	—	78,144	—	135,624
Residential real estate	58,857	140,982	—	90,489	—	(8,851)
Consumer	3,047	98,391	—	108,505	—	41,078
Lease financing	—	13,664	—	47,249	—	29,723
Total loans	$679,946	$226,756	$—	$324,387	$—	$197,574

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

Commercial real estate loans. Our commercial real estate loans consist of both real estate occupied by the borrower for ongoing operations and non-owner occupied real estate properties.  The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner occupied offices, warehouses and production facilities, office buildings, hotels, mixed-use residential and commercial facilities, retail centers, multifamily properties and assisted living facilities.  Our commercial real estate loan portfolio also includes farmland loans. Farmland loans are generally made to a borrower actively involved in farming rather than to passive investors.

Construction and land development loans.  Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans.  Interest reserves are generally established on real estate construction loans.

Residential real estate loans.  Our residential real estate loans consist of residential properties that generally do not qualify for secondary market sale. For the year 2017, the origination volume benefited from $150.1 million in new residential real estate loans from a lending program targeting doctors. This new lending program was implemented in the second quarter of 2016 that targeted loans to doctors and generated $101.5 million in new residential real estate loans during 2016.

Consumer loans.  Our consumer loans include direct personal loans, indirect automobile loans, lines of credit and installment loans originated through home improvement specialty retailers and contractors. Personal loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. The increase in consumer loans for December 31, 2017 as compared to December 31, 2016 primarily reflected the purchase of $91.7 million of installment loans originated by other banks through home improvement specialty retailers and contractors during 2017 combined with the addition of $3.0 million of consumer loans from Centrue and new origination volume exceeding repayments.

Lease financing.  Business Credit, our custom equipment leasing business based in Denver, Colorado, provides indirect financing leases to varying types of small businesses, nationwide, for purchases of business equipment and software. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years.

The following table shows loans by non‑PCI and PCI loan category and the related allowance as of December 31, 2017, 2016 and 2015:

	December 31, 2017			December 31, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$553,257	$2,673	$555,930	$454,310	$3,517	$457,827	$493,445	$6,128	$499,573
Commercial real estate	1,427,076	12,935	1,440,011	963,895	5,720	969,615	862,744	14,040	876,784
Construction and land development	199,853	734	200,587	165,175	12,150	177,325	140,207	10,059	150,266
Total commercial loans	2,180,186	16,342	2,196,528	1,583,380	21,387	1,604,767	1,496,396	30,227	1,526,623
Residential real estate	447,602	5,950	453,552	247,156	6,557	253,713	155,266	7,958	163,224
Consumer	371,286	169	371,455	269,705	312	270,017	161,220	292	161,512
Lease financing	205,143	—	205,143	191,479	—	191,479	144,230	—	144,230
Total loans, gross	3,204,217	22,461	3,226,678	2,291,720	28,256	2,319,976	1,957,112	38,477	1,995,589
Allowance for loan losses	(14,902)	(1,529)	(16,431)	(13,744)	(1,118)	(14,862)	(14,093)	(1,895)	(15,988)
Total loans, net	$3,189,315	$20,932	$3,210,247	$2,277,976	$27,138	$2,305,114	$1,943,019	$36,582	$1,979,601

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2017:

	December 31, 2017
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$47,864	$195,977	$115,239	$100,984	$83,889	$11,977	$555,930
Commercial real estate	152,965	74,701	647,359	189,413	69,604	305,969	1,440,011
Construction and land development	17,214	60,119	20,451	88,967	190	13,646	200,587
Total commercial loans	218,043	330,797	783,049	379,364	153,683	331,592	2,196,528
Residential real estate	4,262	11,365	15,559	38,822	132,635	250,909	453,552
Consumer	3,208	6,899	56,433	16,839	286,867	1,209	371,455
Lease financing	8,516	—	195,727	—	900	—	205,143
Total loans	$234,029	$349,061	$1,050,768	$435,025	$574,085	$583,710	$3,226,678

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At December 31, 2017 and 2016, we had PCI loans totaling $22.5 million and $28.3 million, respectively.

In determining the fair value of purchased credit impaired loans at acquisition, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. We incorporate several key assumptions to estimate cash flows expected to be collected, including probability of default rates, loss given default assumptions and the amount and timing of prepayments. We calculate fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We have aggregated certain credit‑impaired loans acquired in the same transaction into pools based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $32.8 million and $34.6 million as of December 31, 2017 and 2016, respectively.

Subsequent to an acquisition, we periodically evaluate our estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications between accretable yield and the nonaccretable difference. Decreases in expected cash flows due to further credit deterioration will result in an impairment charge to the provision for loan losses, resulting in an increase to the allowance for loan losses and a reclassification from accretable yield to nonaccretable difference. Increases in expected cash flows due to credit improvements will result in an increase in the accretable yield through a reclassification from the nonaccretable difference or as a reduction in the allowance for loan losses to the extent established on specific pools subsequent to acquisition. The adjusted accretable yield is recognized in interest income over the remaining life of the loan, or pool of loans.

The following table shows changes in the accretable yield for PCI loans for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Balance, beginning of period	$9,035	$10,526	$16,198
New loans purchased - Centrue acquisition	1,929	—	—
Accretion	(5,546)	(8,579)	(5,676)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	120	915	—
Reclassification from non-accretable	194	6,173	4
Balance, end of period	$5,732	$9,035	$10,526

As of December 31, 2017, the balance of accretable discounts on our PCI loan portfolio was $5.7 million compared to $9.0 million at December 31, 2016. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	As of December 31,
(dollars in thousands)	2017	% (1)	2016	% (1)	2015	% (1)	2014	% (1)	2013	% (1)
Loans:
Commercial	$5,256	0.95%	$5,920	1.29%	$6,917	1.38%	$2,284	0.49%	$2,062	0.66%
Commercial real estate	5,044	0.35	3,225	0.33	5,179	0.59	6,925	0.88	8,560	1.46
Construction and land development	518	0.26	345	0.19	435	0.29	486	0.35	10,912	15.12
Total commercial loans	10,818	0.49	9,490	0.59	12,531	0.82	9,695	0.70	21,534	2.22
Residential real estate	2,750	0.61	2,929	1.15	2,120	1.30	2,038	1.18	1,784	1.69
Consumer	1,344	0.36	930	0.34	749	0.46	567	0.47	354	0.28
Lease financing	1,519	0.74	1,513	0.79	588	0.41	—	0.00	—	0.00
Total allowance for loan losses	$16,431	0.51	$14,862	0.64	$15,988	0.80	$12,300	0.69	$23,672	1.96

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $16.4 million at December 31, 2017 compared to $14.9 million at December 31, 2016. The $1.6 million increase in the allowance at December 31, 2017 compared to December 31, 2016 was mainly attributable to loan growth over the past year.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.28% and 0.31% for 2017 and 2016, respectively.

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

For commercial, commercial real estate and construction and land development loans, a specific allowance may be assigned to individual loans based on an impairment analysis. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan's expected future cash flows and the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of December 31, 2017, 2016 and 2015:

	December 31, 2017			December 31, 2016			December 31, 2015
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$4,756	$500	$5,256	$5,421	$499	$5,920	$6,542	$375	$6,917
Commercial real estate	4,708	336	5,044	2,993	232	3,225	4,176	1,003	5,179
Construction and land development	514	4	518	345	—	345	419	16	435
Total commercial loans	9,978	840	10,818	8,759	731	9,490	11,137	1,394	12,531
Residential real estate	2,210	540	2,750	2,572	357	2,929	1,626	494	2,120
Consumer	1,195	149	1,344	900	30	930	742	7	749
Lease financing	1,519	—	1,519	1,513	—	1,513	588	—	588
Total allowance for loan losses	$14,902	$1,529	$16,431	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988

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

The provision for loan losses totaled $9.6 million in 2017 compared to $5.6 million in 2016. The $4.0 million increase in the provision resulted primarily from an increase in net charge-offs for 2017 combined with the growth of our loan portfolio. During the fourth quarter of 2017, we recorded $6.5 million of net charge-offs which were largely related to deterioration in our collateral position on two commercial real estate loans.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the years indicated:

	As of and for the Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of period	$14,862	$15,988	$12,300	$23,672	$26,190
Charge-offs:
Commercial	737	4,252	7,742	153	549
Commercial real estate	6,552	1,177	379	11,120	592
Construction and land development	—	1	171	62	668
Residential real estate	698	966	742	569	934
Consumer	794	301	334	192	287
Lease financing	1,041	1,039	289	—	—
Total charge-offs	9,822	7,736	9,657	12,096	3,030
Recoveries:
Commercial	191	263	1,221	68	67
Commercial real estate	492	264	634	374	41
Construction and land development	63	94	34	12	70
Residential real estate	518	174	161	100	66
Consumer	254	100	111	78	95
Lease financing	317	124	57	—	—
Total recoveries	1,835	1,019	2,218	632	339
Net charge-offs	7,987	6,717	7,439	11,464	2,691
Provision for loan losses	9,556	5,591	11,127	92	173
Balance, end of period	$16,431	$14,862	$15,988	$12,300	$23,672
Gross loans, end of period	$3,226,678	$2,319,976	$1,995,589	$1,798,015	$1,205,501
Average total loans	$2,841,604	$2,143,787	$1,901,516	$1,218,141	$1,078,536
Net charge-offs to average loans	0.28%	0.31%	0.39%	0.94%	0.25%
Allowance to total loans	0.51%	0.64%	0.80%	0.69%	1.96%

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

	As of December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Impaired loans:
Commercial	$4,103	$6,548	$6,570	$14,303	$688
Commercial real estate	13,997	18,398	13,717	14,186	18,822
Construction and land development	843	84	—	127	227
Residential real estate	6,184	5,029	4,155	3,272	1,977
Consumer	287	213	51	48	108
Lease financing	1,346	1,331	398	236	—
Total impaired loans	26,760	31,603	24,891	32,172	21,822
Other real estate owned, non-covered/non-guaranteed	4,134	2,947	4,315	7,370	6,659
Nonperforming assets	$30,894	$34,550	$29,206	$39,542	$28,481
Impaired loans to total loans	0.83%	1.36%	1.25%	1.80%	1.81%
Nonperforming assets to total assets	0.70%	1.07%	1.01%	1.48%	1.64%

The decrease in impaired loans at December 31, 2017 was primarily due to charge-offs recorded on two commercial real estate loans during the fourth quarter of 2017.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2017, 2016 and 2015 while they were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.9 million, $0.7 million and $1.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million, $0.3 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
December 31, 2017	$12,588	$27,419	$12,260	$14,770	$—	$—	$67,037
December 31, 2016	10,930	12,037	8,735	11,039	—	450	43,191
December 31, 2015	15,884	3,370	23,679	8,103	540	—	51,576
December 31, 2014	2,233	2,266	9,281	13,134	451	—	27,365
December 31, 2013	5,206	3,496	14,014	12,308	1,180	—	36,204

(1)	Includes only those 8‑rated loans that are not included in nonperforming loans.

Investment Securities.    Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at December 31, 2017, 2016 and 2015. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	December 31,
	2017		2016		2015
	Book	% of	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$27,718	6.1%	$75,901	23.3%	$48,302	14.9%
Government sponsored entity debt securities	25,211	5.6	7,688	2.4	9,454	2.9
Agency mortgage-backed securities	232,387	51.6	90,070	27.7	67,527	20.8
Non-agency mortgage-backed securities	—	—	1	—	2	—
Covered non-agency mortgage-backed securities	—	—	—	—	75,979	23.5
State and municipal securities	102,567	22.8	25,274	7.8	15,494	4.8
Corporate securities	59,812	13.3	47,405	14.6	19,869	6.1
Equity securities	2,830	0.6	—	—	—	—
Total investment securities, available for sale, at fair value	450,525	100.0	246,339	75.8	236,627	73.0
Investment securities, held to maturity, at amortized cost
State and municipal securities	—	—	78,672	24.2	87,521	27.0
Total investment securities	$450,525	100.0%	$325,011	100.0%	$324,148	100.0%

The covered non-agency mortgage-backed securities were covered under a loss‑sharing agreement with the FDIC. Subsequent to entering into a loss-share termination agreement with the FDIC in October 2016, the Company sold these CMOs and realized a gain of $14.3 million (see “Primary Factors Affecting Comparability – Sale of Previously Covered Non-Agency Mortgage-Backed Securities” above).

At December 31, 2016, we had $78.7 million of investment securities classified as held to maturity. During the fourth quarter of 2017, the Company transferred all of its investment securities classified as held to maturity to investment securities available for sale. At the time of transfer, the amortized cost and fair value of these securities totaled $64.5 million and $67.9 million, respectively. In addition, the unrealized gain of $3.4 million was recorded in the 2017 consolidated statement of comprehensive income, net of income taxes. The recent acquisition of Centrue and the pending acquisition of Alpine led to the Company undergoing a capital planning assessment in the fourth quarter of 2017 that resulted in the transfer of these investment securities from held to maturity to available for sale.

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2017. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31, 2017
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$7,961	1.7%	0.8%
Maturing in one to five years	19,757	4.4	1.5
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$27,718	6.1%	1.3%

Government sponsored entity debt securities:
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	6,815	1.5	2.0
Maturing in five to ten years	17,868	4.0	2.4
Maturing after ten years	528	0.1	2.5
Total government sponsored entity debt securities	$25,211	5.6%	2.3%

Agency mortgage-backed securities:
Maturing within one year	$304	0.1%	2.2%
Maturing in one to five years	3,756	0.8	2.3
Maturing in five to ten years	8,138	1.8	2.6
Maturing after ten years	220,189	48.9	2.4
Total agency mortgage-backed securities	$232,387	51.6%	2.2%

State and municipal securities (1):
Maturing within one year	$6,332	1.4%	3.0%
Maturing in one to five years	28,760	6.4	4.7
Maturing in five to ten years	51,637	11.5	5.8
Maturing after ten years	15,838	3.5	5.0
Total state and municipal securities	$102,567	22.8%	5.2%

Corporate securities:
Maturing within one year	$3,003	0.7%	1.8%
Maturing in one to five years	5,564	1.2	2.9
Maturing in five to ten years	48,425	10.8	4.9
Maturing after ten years	2,820	0.6	5.6
Total corporate securities	$59,812	13.3%	4.6%

Equity securities:
No stated maturity	$2,830	0.6%	2.2%
Total investment securities, available for sale	$450,525	100.0%	2.9%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal statutory income tax rate of 35%.

Declines in the fair value of available-for-sale investment securities are recorded as either temporary impairment or OTTI. OTTI is recognized when the fair value of an available-for-sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded as an offset to noninterest income and, therefore, results in a negative impact to our net income. An increase in the value of an OTTI security is not recorded as a recovery but as additional interest income over the remaining life of the security. During the first nine months of 2016, we recognized OTTI losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. Early in the fourth quarter of 2016, all $72.1 million of previously covered CMOs were sold and no additional OTTI losses were recognized. In 2017, we recorded no OTTI losses.

The table below presents the credit ratings at December 31, 2017 at fair value for our investment securities classified as available for sale.

	December 31, 2017
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$28,005	$27,718	$—	$27,718	$—	$—	$—	$—
Government sponsored entity debt securities	25,445	25,211	—	25,211	—	—	—	—
Agency mortgage-backed securities	233,606	232,387	235	232,152	—	—	—	—
State and municipal securities	99,449	102,567	13,415	52,137	18,850	—	711	17,454
Corporate securities	58,904	59,812	—	—	16,547	41,240	—	2,025
Equity securities	2,715	2,830	—	—	2,830	—	—
Total investment securities, available for sale	$448,124	$450,525	$13,650	$337,218	$38,227	$41,240	$711	$19,479

Cash and Cash Equivalents.  Cash and cash equivalents increased $24.5 million to $215.2 million as of December 31, 2017 as compared to December 31, 2016. This increase was primarily due to cash flows from financing activities of $188.6 million and cash flows provided by operating activities of $71.5 million exceeding cash flows used in investing activities of $235.7 million. Cash provided by operating activities primarily reflected $16.1 million of net income and $36.8 million of proceeds received from sales of loans held for sale that exceeded originations. Cash flows from financing activities primarily consisted of FHLB advances increasing $126.5 million, proceeds from a term loan of $40.0 million and proceeds from subordinated debentures totaling $39.4 million, offset in part by the payment of $14.0 million of common dividends. Cash used in investing activities primarily reflected loan growth.

Goodwill and Other Intangible Assets.  Goodwill was $98.6 million at December 31, 2017 compared to $48.8 million at December 31, 2016. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $49.8 million increase in 2017 primarily resulted from $47.4 million of goodwill associated with the Centrue acquisition and $2.4 million of goodwill from our acquisition in March 2017 of CedarPoint.

Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $16.9 million and $7.2 million at December 31, 2017 and 2016, respectively. The increase in other intangibles primarily reflected the impact of an $11.1 million core deposit intangible associated with the Centrue acquisition and a $2.0 million trust relationship intangible from the CedarPoint acquisition, offset in part by $3.3 million of other intangibles amortization recorded in 2017.

Liabilities.  Total liabilities increased $1.1 billion to $4.0 billion at December 31, 2017 due primarily to the Centrue acquisition.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits
Noninterest-bearing demand	$620,559	—	$536,965	—	$536,327	—
Interest-bearing:
Checking	772,478	0.20%	637,531	0.13%	508,573	0.12%
Money market	533,073	0.46	382,780	0.27	432,570	0.22
Savings	234,143	0.15	163,392	0.15	159,345	0.13
Time, less than $250,000	398,076	0.87	378,158	0.90	364,777	0.75
Time, $250,000 and over	60,181	1.04	51,986	0.87	47,219	0.75
Time, brokered	247,819	1.49	215,865	1.37	198,744	1.32
Total interest-bearing	2,245,770	0.54%	1,829,712	0.49%	1,711,228	0.44%
Total deposits	$2,866,329	0.42%	$2,366,677	0.38%	$2,247,555	0.33%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of December 31, 2017:

	December 31, 2017
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$11,176	$14,970	$21,872	$21,855	$69,873
Time, brokered	38,290	33,829	29,145	89,000	190,264
Total	$49,466	$48,799	$51,017	$110,855	$260,137

Total deposits increased $726.7 million to $3.1 billion at December 31, 2017 as compared to December 31, 2016. This increase primarily resulted from $739.9 million of deposits added from the Centrue acquisition. At December 31, 2017, total deposits were comprised of 23.2% noninterest‑bearing demand accounts, 54.7% interest‑bearing transaction accounts and 22.1% of time deposits. At December 31, 2017, brokered deposits totaled $190.3 million, or 6.1% of total deposits, compared to $218.7 million, or 9.1% of total deposits, at December 31, 2016.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $156.1 million at December 31, 2017 compared to $131.6 million at December 31, 2016. This $24.6 million increase resulted from $14.4 million of short-term borrowings added from the Centrue acquisition combined with an increase in short-term borrowings at the Company. The weighted average interest rate on our short‑term borrowings was 0.28% and 0.21% at December 31, 2017 and 2016, respectively.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $496.4 million and $237.5 million as of December 31, 2017 and 2016, respectively. During 2017, we added a mix of both short-term and long-term FHLB advances totaling $447.4 million combined with the $95.3 million of FHLB advances from the Centrue acquisition. After repayments of $320.9 million, FHLB advances as of December 31, 2017 totaled $496.4 million.

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

In conjunction with the Centrue acquisition, the Company converted 181 shares of Centrue Series B mandatory redeemable preferred stock by issuing an equal number of shares of the Company’s Series G preferred stock. The Series

G preferred shares, which pay dividends of 6.0%, were recorded at a fair value of $0.2 million and classified as other borrowings.

Subordinated Debt.  Subordinated debt totaled $94.0 million and $54.5 million as of December 31, 2017 and 2016, respectively. The increase in subordinated debt was primarily due to the issuance of subordinated notes totaling $40.0 million in October 2017, with a maturity date of October 15, 2027. These notes carry a fixed interest rate of 6.25% for the first five years and a floating rate based on three-month LIBOR plus 423 basis points thereafter.

In June 2015, we issued subordinated debt instruments for aggregate proceeds of $55.3 million. Subordinated notes totaling $15.0 million were issued with a maturity date of June 18, 2025 and a fixed interest rate of 6.50%. Additionally, subordinated notes totaling $40.3 million were issued with a maturity date of June 18, 2025. This tranche carries a fixed interest rate of 6.00% for the first five years and a floating rate based on LIBOR plus 435 basis points thereafter.

Trust Preferred Debentures.  Trust preferred debentures totaled $45.4 million and $37.4 million as of December 31, 2017 and 2016, respectively. The increase in trust preferred debentures primarily resulted from $10.0 million of trust preferred debentures that were assumed by us in the Centrue acquisition and recorded at an acquisition date fair value of $7.6 million. The debentures are unsecured with interest payable quarterly based on an interest rate of three-month LIBOR plus 2.65%, maturing on June 17, 2034.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $127.8 million to $449.5 million at December 31, 2017 as compared to December 31, 2016. The increase in shareholders’ equity was due primarily to $112.5 million of common equity and $3.1 million of preferred equity issued for the Centrue acquisition. Shareholders’ equity was also impacted by the issuance of $3.4 million of common stock for the CedarPoint acquisition and $3.2 million related primarily to the exercise of stock options.  During 2017, we generated net income of $16.1 million and declared dividends of $14.0 million to common shareholders. In addition, accumulated other comprehensive income increased $2.4 million during 2017.

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

On February 28, 2018, we completed our acquisition of Alpine for total consideration of $173.2 million. Consideration transferred by the Company consisted of $33.3 million in cash and 4,463,200 shares of common stock.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $156.1 million at December 31, 2017 compared to $131.6 million at December 31, 2016. This increase was primarily the result of $14.4 million of short-term borrowings added from the Centrue acquisition combined with increased usage by our customers. Securities sold under agreements to repurchase were $131.6 million at December 31, 2016 compared to $107.5 million at December 31, 2015.

As of December 31, 2017 and 2016, we had $55.0 million and $30.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines at either date. In addition, available lines of credit from the Federal Reserve Discount Window at December 31, 2017 and 2016 were $32.5 million and $35.1 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $36.5 million and $43.3 million as of December 31, 2017 and 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2017 or 2016, and our borrowing capacity is limited only by eligible collateral.

At December 31, 2017 and 2016, we had $459.1 million and $237.5 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $457.6 million and $310.8 million of additional borrowing capacity with the FHLB as of December 31, 2017 and 2016, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The Dodd‑Frank Act and the Basel III Rule have established capital standards for banks and bank holding companies. The table below summarizes the minimum capital requirements applicable to us under the Basel III Rule.

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

In addition to the minimum regulatory capital requirements set forth in the table above, the Basel III Rule implemented a “capital conservation buffer” that is added to the minimum requirements for capital adequacy purposes. A banking organization that fails to meet the required amount of the capital conservation buffer will be subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement is being phased in over a three-year period beginning on January 1, 2016. The capital conservation buffer in 2016 and 2017 was 0.625% and 1.25%, respectively, and will increase by 0.625% on January 1 of each subsequent year until fully phased in at 2.5% on January 1, 2019.

At December 31, 2017, the Company exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 8.63%, a common equity Tier 1 capital ratio of 8.45%, a Tier 1 capital ratio of 10.19% and a total capital ratio of 13.26%.

At December 31, 2017, the Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 10.04%, a common equity Tier 1 capital ratio of 11.84%, a Tier 1 capital ratio of 11.84% and a total capital ratio of 12.32%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2017:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$2,438,015	$—	$—	$—	$2,438,015
Time deposits	414,739	260,135	18,186	14	693,074
Securities sold under repurchase agreements	156,126	—	—	—	156,126
FHLB advances and other borrowings	144,931	41,486	205,019	105,000	496,436
Operating lease obligations	2,743	4,612	3,832	3,651	14,838
Subordinated debt	—	—	—	93,972	93,972
Trust preferred debentures	—	—	—	45,379	45,379
Total contractual obligations	$3,156,554	$306,233	$227,037	$248,016	$3,937,840

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

We guarantee the distributions and payments for redemption or liquidation of the trust preferred securities issued by our wholly owned subsidiary business trusts to the extent of funds held by the trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our consolidated balance sheets as junior subordinated debentures held by subsidiary trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines.

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
December 31, 2017:
Dollar change	$(3,065)	$3,546	$6,504
Percent change	(2.2)%	2.6%	4.7%
December 31, 2016:
Dollar change	$(2,857)	$4,154	$8,162
Percent change	(2.8)%	4.0%	7.9%
December 31, 2015:
Dollar change	$(759)	$1,356	$2,999
Percent change	(0.9)%	1.5%	3.4%

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

We are within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at December 31, 2017, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2016. In recent periods, the amount of fixed rate assets increased, resulting in a position shift from slightly asset sensitive to asset sensitive.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
December 31, 2017:
Dollar change	$(20,384)	$29,803	$53,786
Percent change	(4.6)%	6.7%	12.0%
December 31, 2016:
Dollar change	$(16,159)	$27,135	$50,676
Percent change	(4.7)%	7.9%	14.8%
December 31, 2015:
Dollar change	$(16,147)	$29,080	$55,533
Percent change	(6.3)%	11.3%	21.6%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at December 31, 2017 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

The fair value of investment securities is a critical accounting estimate. Changes in fair value estimates that occur from period to period, or the use of different estimates that could have been reasonably used in the current period, could have a material impact on our financial position, results of operations or liquidity.

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

Mortgage Servicing Rights. The Company sells residential and commercial FHA mortgage loans in the secondary market. MSR resulting from us retaining the right to service the loans sold are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR are amortized in proportion to and over the period of estimated net servicing income.

The Company periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on the fair value of net servicing cash flows at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions.

Determining the fair value of our MSR for impairment assessment purposes is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements. Changes in these estimates and assumptions are possible and may have a material impact on our financial position, results of operations or liquidity.

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

In 2017, we performed a qualitative (“Step 0”) assessment to determine if our goodwill was impaired. The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock.

A business that performs the qualitative assessment may first qualitatively assess whether it is more likely-than-not (i.e., the likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If it is determined that the fair value of a reporting unit is more likely-than-not less than its carrying value, the business would then perform the traditional goodwill impairment test. Under the traditional goodwill impairment test, the business would determine whether the fair value of the reporting unit is less than its carrying value, including goodwill under the Step 1 assessment. Step 2 of the goodwill impairment test is only required if the carrying value of the reporting unit is greater than its fair value as determined under Step 1. Step 2 compares the implied fair market value of goodwill to its carrying value. If the carrying value of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Midland States Bancorp, Inc.

Effingham, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midland States Bancorp, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2017.

Indianapolis, Indiana

March 6, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Midland States Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Midland States Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midland States Bancorp, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

March 10, 2017

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$214,519	$189,543
Federal funds sold	683	1,173
Cash and cash equivalents	215,202	190,716
Investment securities available for sale, at fair value	450,525	246,339
Investment securities held to maturity, at amortized cost (fair value of $0 and $81,952 at December 31, 2017 and 2016, respectively)	—	78,672
Loans	3,226,678	2,319,976
Allowance for loan losses	(16,431)	(14,862)
Total loans, net	3,210,247	2,305,114
Loans held for sale, at fair value	50,089	70,565
Premises and equipment, net	76,162	66,692
Other real estate owned	5,708	3,560
Nonmarketable equity securities	34,796	19,485
Accrued interest receivable	11,715	8,202
Mortgage servicing rights, at lower of cost or market	56,352	68,008
Mortgage servicing rights held for sale	10,176	—
Intangible assets	16,932	7,187
Goodwill	98,624	48,836
Cash surrender value of life insurance policies	113,366	74,226
Accrued income taxes receivable	8,358	5,862
Deferred tax assets, net	12,024	—
Other assets	42,425	40,259
Total assets	$4,412,701	$3,233,723
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$724,443	$562,333
Interest-bearing	2,406,646	1,842,033
Total deposits	3,131,089	2,404,366
Short-term borrowings	156,126	131,557
FHLB advances and other borrowings	496,436	237,518
Subordinated debt	93,972	54,508
Trust preferred debentures	45,379	37,405
Accrued interest payable	2,531	1,045
Deferred tax liabilities, net	—	8,598
Other liabilities	37,623	36,956
Total liabilities	3,963,156	2,911,953

Shareholders’ Equity:
Preferred stock, Series H, $2 par value, $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at December 31, 2017	2,970	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,122,049 and 15,483,499 shares issued and outstanding at December 31, 2017 and 2016, respectively	191	155
Capital surplus	330,148	209,712
Retained earnings	114,478	112,513
Accumulated other comprehensive income (loss)	1,758	(610)
Total shareholders’ equity	449,545	321,770
Total liabilities and shareholders’ equity	$4,412,701	$3,233,723

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Loans:
Taxable	$135,898	$102,211	$97,826
Tax exempt	1,255	1,155	1,175
Loans held for sale	2,297	3,320	2,988
Investment securities:
Taxable	6,763	9,294	11,086
Tax exempt	3,741	3,634	3,916
Nonmarketable equity securities	1,194	687	416
Federal funds sold and cash investments	1,965	948	389
Total interest income	153,113	121,249	117,796
Interest expense:
Deposits	12,132	8,936	7,511
Short-term borrowings	379	303	237
FHLB advances and other borrowings	4,594	1,057	741
Subordinated debt	4,054	3,858	2,731
Trust preferred debentures	2,292	1,841	1,669
Total interest expense	23,451	15,995	12,889
Net interest income	129,662	105,254	104,907
Provision for loan losses	9,556	5,591	11,127
Net interest income after provision for loan losses	120,106	99,663	93,780
Noninterest income:
Commercial FHA revenue	17,752	22,064	20,175
Residential mortgage banking revenue	9,119	13,389	17,634
Wealth management revenue	13,340	8,091	7,292
Service charges on deposit accounts	5,975	3,904	3,969
Interchange revenue	5,353	3,750	3,562
FDIC loss-sharing expense	—	(1,661)	(566)
Gain on sales of investment securities, net	222	14,702	193
Other-than-temporary impairment on investment securities	—	(824)	(461)
Gain on sales of other real estate owned	145	113	600
Other income	7,456	8,529	7,084
Total noninterest income	59,362	72,057	59,482
Noninterest expense:
Salaries and employee benefits	78,712	66,293	63,313
Occupancy and equipment	14,659	13,080	13,151
Data processing	15,171	10,658	10,197
FDIC insurance	1,806	1,707	2,051
Professional	13,896	8,049	8,687
Marketing	3,290	2,733	2,891
Communications	2,473	2,150	2,354
Loan expense	1,954	1,957	2,960
Other real estate owned	800	935	945
Amortization of intangible assets	3,325	2,147	2,460
Loss on mortgage servicing rights held for sale	4,059	—	—
Other expense	12,852	11,580	8,838
Total noninterest expense	152,997	121,289	117,847
Income before income taxes	26,471	50,431	35,415
Income taxes	10,415	18,889	11,091
Net income	16,056	31,542	24,324
Preferred stock dividends and premium amortization	83	—	—
Net income available to common shareholders	$15,973	$31,542	$24,324
Per common share data:
Basic earnings per common share	$0.89	$2.22	$2.03
Diluted earnings per common share	$0.87	$2.17	$2.00
Weighted average common shares outstanding	17,781,631	14,130,552	11,902,455
Weighted average diluted common shares outstanding	18,283,214	14,428,839	12,112,403

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$16,056	$31,542	$24,324
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	443	3,556	(7,278)
Reclassification adjustment for securities transferred from held to maturity to available for sale	3,366	—	—
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(222)	(14,702)	(193)
Income tax effect	(1,104)	4,469	3,007
Change in investment securities available for sale, net of tax	2,483	(6,677)	(4,464)
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	(188)	(66)	(356)
Income tax effect	73	29	143
Change in investment securities held to maturity, net of tax	(115)	(37)	(213)
Cash flow hedges:
Change in fair value of interest rate swap	—	126	115
Income tax effect	—	(51)	(46)
Change in cash flow hedges, net of tax	—	75	69
Other comprehensive income (loss), net of tax	2,368	(6,639)	(4,608)
Total comprehensive income	$18,424	$24,903	$19,716

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	income (loss)	equity
Balances, December 31, 2014	$—	$117	$134,423	$74,279	$10,637	$219,456
Net income	—	—	—	24,324	—	24,324
Compensation expense for stock option grants	—	—	413	—	—	413
Amortization of restricted stock awards	—	—	517	—	—	517
Common dividends declared ($0.65 per share)	—	—	—	(7,692)	—	(7,692)
Issuance of common stock under employee benefit plans	—	1	469	—	—	470
Other comprehensive loss	—	—	—	—	(4,608)	(4,608)
Balances, December 31, 2015	$—	$118	$135,822	$90,911	$6,029	$232,880
Cumulative effect of change in accounting principle	—	—	87	(87)	—	—
Balances, January 1, 2016	$—	$118	$135,909	$90,824	$6,029	$232,880
Net income	—	—	—	31,542	—	31,542
Compensation expense for stock option grants	—	—	492	—	—	492
Amortization of restricted stock awards	—	—	555	—	—	555
Common dividends declared ($0.72 per share)	—	—	—	(9,853)	—	(9,853)
Initial public offering of 3,590,065 shares of common stock, net of issuance costs	—	36	71,439	—	—	71,475
Issuance of common stock under employee benefit plans	—	1	1,317	—	—	1,318
Other comprehensive loss	—	—	—	—	(6,639)	(6,639)
Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	16,056	—	16,056
Compensation expense for stock option grants	—	—	548	—	—	548
Amortization of restricted stock awards	—	—	836	—	—	836
Preferred dividends declared	—	—	—	(184)	—	(184)
Amortization of preferred stock premium	(101)	—	—	101	—	—
Common dividends declared ($0.80 per share)	—	—	—	(14,008)	—	(14,008)
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,350	—	—	3,351
Acquisition of Centrue Financial Corporation	3,071	32	112,480	—	—	115,583
Issuance of common stock under employee benefit plans	—	3	3,222	—	—	3,225
Other comprehensive income	—	—	—	—	2,368	2,368
Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$16,056	$31,542	$24,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,556	5,591	11,127
Depreciation on premises and equipment	5,014	5,080	5,139
Amortization of intangible assets	3,325	2,147	2,460
FDIC loss-sharing expense	—	1,661	566
Amortization of restricted stock awards	836	555	517
Compensation expense for stock option grants	548	492	413
Increase in cash surrender value of life insurance	(2,791)	(1,497)	(1,474)
Provision for deferred income taxes	12,032	14,541	6,474
Investment securities amortization, net	1,960	1,133	1,202
Other-than-temporary impairment on investment securities	—	824	461
Gain on sales of investment securities, net	(222)	(14,702)	(193)
Gain on sales of other real estate owned	(145)	(113)	(600)
Write-down of other real estate owned	244	247	114
Origination of loans held for sale	(778,626)	(1,176,716)	(943,844)
Proceeds from sales of loans held for sale	815,471	1,184,739	1,002,770
Gain on loans sold and held for sale	(24,295)	(35,127)	(34,017)
Amortization of mortgage servicing rights	5,107	6,141	5,015
Impairment of mortgage servicing rights	2,324	3,135	448
Loss on mortgage servicing rights held for sale	4,059	—	—
Net change in operating assets and liabilities:
Accrued interest receivable	(1,137)	(505)	945
Accrued interest payable	1,211	66	(88)
Accrued income taxes receivable	(2,496)	2,892	(4,775)
Other assets	5,260	(6,302)	(2,722)
Other liabilities	(2,835)	(313)	(945)
Net cash provided by operating activities	70,456	25,511	73,317
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(259,098)	(198,680)	(83,668)
Sales	22,595	115,999	62,751
Maturities and payments	247,929	74,948	29,989
Investment securities held to maturity:
Purchases	(3,155)	(2,617)	(809)
Maturities	16,889	11,019	14,225
Net increase in loans	(238,398)	(335,943)	(209,109)
Proceeds from sale of premises and equipment	4,279	11	55
Purchases of premises and equipment	(6,182)	(2,179)	(6,115)
Purchase of bank-owned life insurance	—	(20,000)	(20,000)
Purchases of nonmarketable equity securities	(18,376)	(4,103)	(5,311)
Sales of nonmarketable equity securities	11,233	90	1,918
Proceeds from sales of other real estate owned	6,189	6,199	6,617
Net cash paid in acquisitions	(18,519)	(5,191)	(20,053)
Net cash used in investing activities	(234,614)	(360,447)	(229,510)
Cash flows from financing activities:
Net (decrease) increase in deposits	(13,144)	36,718	217,015
Net increase (decrease) in short-term borrowings	10,135	24,019	(22,176)
Proceeds from FHLB borrowings	447,357	1,015,000	47,500
Payments made on FHLB borrowings	(320,857)	(817,500)	(67,500)
Proceeds from other borrowings, net of issuance costs	39,964	—	—
Payments made on other borrowings	(3,198)	—	(14,177)
Proceeds from issuance of subordinated debt, net of issuance costs	39,354	—	55,325
Payments made on subordinated debt	—	(8,000)	—
Cash dividends paid on preferred stock	(184)	—	—
Cash dividends paid on common stock	(14,008)	(9,853)	(7,692)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	71,475	—
Proceeds from issuance of common stock under employee benefit plans	3,225	1,318	470
Net cash provided by financing activities	188,644	313,177	208,765
Net increase (decrease) in cash and cash equivalents	24,486	(21,759)	52,572
Cash and cash equivalents:
Beginning of period	$190,716	$212,475	$159,903
End of period	$215,202	$190,716	$212,475
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$21,965	$15,929	$12,977
Income tax paid	653	1,073	8,541
Supplemental disclosures of noncash investing and financing activities:
Transfer of investment securities held to maturity to investment securities available for sale	$64,520	$—	$—
Transfer of loans to other real estate owned	3,718	4,839	3,533
Transfer of premises and equipment to assets held for sale	3,988	—	—
Transfer of mortgage servicing rights at lower of cost or market to mortgage servicing rights held for sale	14,234	—	—

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Midland States Bancorp, Inc. (“the Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation (“Love Funding”), based in Washington, D.C. Our commercial equipment leasing and finance business, which operates on a nationwide basis, was formerly conducted through our subsidiary, Heartland Business Credit Corporation (“Business Credit”), based in Denver, Colorado, and beginning in January 2018 was brought directly into the Bank as Midland Equipment Finance.

On June 9, 2017, we completed the acquisition of Centrue Financial Corporation (“Centrue”) and its banking subsidiary, Centrue Bank, as more fully described in Note 2 to the consolidated financial statements. Through the Centrue acquisition, we greatly expanded our commercial and retail banking presence in northern and central Illinois.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2016 amounts have been made to conform to the 2017 presentation but do not have an effect on net income.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, which includes amounts on deposit with the Federal Reserve, interest‑bearing deposits with banks or other financial institutions and federal funds sold. Generally, federal funds are sold for one‑day periods, but not longer than 30 days.

Investment Securities

Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency mortgage‑backed securities and non‑agency mortgage‑backed securities. Securities transactions are recorded on a trade date basis. The Company classifies its securities as trading, available for sale or held to maturity at the time of purchase. Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. Unrealized gains and losses on trading securities are included in earnings. Held‑to‑maturity securities are those debt instruments which the Company has the positive intent and ability to hold until maturity. Held‑to‑maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other securities are classified as available for sale. Available‑for‑sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available‑for‑sale securities are included in other comprehensive income and the related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.

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

Purchase premiums are amortized over the estimated life or to the earliest call date and purchase discounts are accreted over the estimated life of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of available‑for‑sale securities are determined using the specific identification method and are included in other noninterest income. Also, when applicable, realized gains and losses are reported as a reclassification adjustment, net of tax, in other comprehensive income.

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

Loans

Non‑Purchased Credit Impaired loans.  Non‑Purchased Credit Impaired (“PCI”) loans, for which the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as loans in the consolidated balance sheets. Non‑PCI loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of any unearned discount or unamortized premium. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well‑secured and management believes full collectability of principal and interest is probable. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status.

Lease Financing.  The Company provides indirect financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, we rely on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. Our estimates are reviewed continuously to ensure reasonableness; however, the amounts we will ultimately realize could differ from the estimated amounts. If the review results in a lower estimate than had been previously established, a determination is made as to whether the decline in estimated residual value is other‑than‑temporary. If the decline in estimated unguaranteed residual value is judged to be other‑than‑temporary, the accounting for the transaction is revised using the changed estimate. The resulting reduction in the investment is recognized as a loss in the period in which the estimate is changed. An upward adjustment of the estimated residual value is not recorded.

Purchased Credit Impaired loans.  We account for loans under ASC 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when we acquire loans deemed to be impaired or when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments. Revolving credit agreements, such as commercial lines of credit and home equity lines, and lease financings are excluded from PCI loans.

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

Troubled Debt Restructurings.  A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a market rate of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A loan that has been placed on nonaccrual that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A loan that has not been placed on nonaccrual may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest‑only payments for a period of time. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

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

The first element reflects the Company’s establishment of valuation allowances based upon probable losses identified during the systematic review of impaired commercial, commercial real estate, construction and land development loans in the non‑purchased credit impaired loan portfolios. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure. The Company measures the investment in an impaired loan based on one of three methods: the loan’s observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan’s effective interest rate. It is the Company’s general policy to, at least annually; obtain new appraisals on impaired loans that are primarily secured by real estate. When the Company determines that the net realizable value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Company determines that the net realizable value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Company establishes a valuation allowance for such impairment.

The second element relates to allocations, by loan classes, on loan portfolios based on historical loan loss experience and on other factors for the imprecision in the overall allowance methodology. All loans are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics, as described above. Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge‑offs and recoveries and changes in specific allowances on loans. These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology incorporates an estimated loss emergence period for each loan category. The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge‑off of the loan balance. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimate of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, and changes in lending policies and procedures, including underwriting standards and collections, charge‑off and recovery practices.

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

Loans Held for Sale

Loans held for sale consist of residential and commercial mortgage loans originated with the intent to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. The changes in the fair value of loans held for sale are reflected in commercial FHA revenue and residential mortgage banking revenue on the consolidated statements of income.

Mortgage Repurchase Reserve

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. Refer to Note 22 in the consolidated financial statements for additional information on the mortgage repurchase reserve.

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

Goodwill and Intangible Assets

Goodwill resulting from a business combination is generally determined as the excess of the fair value of consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 30th as of the date to perform the annual impairment test. Refer to Note 8 in the consolidated financial statements for additional information on the annual impairment test results.

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

Mortgage Servicing Rights Held for Sale

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

The Company also enters into interest rate lock commitments, which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Interest rate lock commitments for mortgage loans that will be held for resale are carried at fair value on the consolidated balance sheet with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue. The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale. Forward loan sales commitments that meet the definition of a derivative are recorded at fair value in the consolidated balance sheet with changes in fair value reflected in commercial FHA and residential mortgage banking income.

Credit‑Related Financial Instruments

In the ordinary course of business, the Company has entered into credit‑related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded.

A liability for losses related to unfunded commitments is maintained by the Company at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated balance sheets. The determination of the adequacy of the liability is based on an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Company’s allowance for loan losses, as discussed above. Net adjustments to the liability for unfunded commitments are included in other noninterest expense in the consolidated statements of income. The liability for unfunded commitments totaled $670,000 and $302,000 at December 31, 2017 and 2016, respectively.

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

Impact of Recently Issued Accounting Standards

   FASB Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”; FASB ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”  – In May 2014, the Financial Accounting Standards Board (the “FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. These amendments became effective for the Company on January 1, 2018. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09.   The impact of applying this standard to the Company’s consolidated financial statements was determined to be immaterial since the Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09 did not change significantly from current practice.  Entities have the option of using either a full retrospective or modified retrospective transition method to adopt ASU 2014-09. We elected to implement this standard using the modified retrospective approach, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Since the impact of applying the standard was determined to be immaterial, the Company did not record a cumulative effect adjustment to beginning retained earnings on January 1, 2018. The Company continues to evaluate the impact of the disclosure requirements associated with ASU 2014-09 and is finalizing any necessary changes to related disclosures.

FASB ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” – In January 2016, the FASB issued this standard which is intended to improve the recognition and measurement of financial instruments. This standard, among other things: (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 became effective for the Company on January 1, 2018. The Company has completed its evaluation of adopting the new guidance on its consolidated financial statements and there is no material impact. The Company is still finalizing changes to the related disclosures.

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

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purposes of meeting this standard.  The committee is also in the process of selecting a vendor to assist in generating loan level cash flows and disclosures. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the potential impact on the Company’s consolidated financial statements.

FASB ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” – In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends FASB ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public business entities, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted for any organization in any interim period or fiscal year. The Company elected to early adopt the new guidance in the first quarter of 2017. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, ASU 2018-02 was issued following the enactment of the Tax Cuts and Jobs Act, which changed the Company’s federal income tax rate from 35% to 21%.  This standard allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The standard is effective for periods beginning after December 15, 2018 although early adoption is permitted.  The Company expects to early adopt this standard in the first quarter of 2018.  The resultant reclassification to retained earnings will not be material.

Note 2 – Acquisitions

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue and its banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. In the aggregate, the Company acquired Centrue for approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through December 31, 2017, transaction and integration costs of $16.0 million associated with the acquisition have been expensed as incurred.

Under the acquisition method of accounting, the consideration paid is allocated to net tangible and intangible assets based on current estimated fair values on the date of acquisition. During the fourth quarter of 2017, the Company updated the preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which required a measurement period adjustment of $1.3 million to increase goodwill. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the consideration paid for the acquisition is allocated as follows (in thousands):

Centrue
Assets acquired:
Cash and cash equivalents	$42,461
Investment securities available for sale	149,013
Loans	679,946
Loans held for sale	531
Premises and equipment	17,147
Other real estate owned	4,759
Nonmarketable equity securities	8,168
Accrued interest receivable	2,376
Mortgage servicing rights	1,933
Intangible assets	11,070
Cash surrender value of life insurance policies	36,349
Deferred tax assets, net	34,284
Other assets	2,256
Total assets acquired	990,293
Liabilities assumed:
Deposits	739,867
Short-term borrowings	14,434
FHLB advances and other borrowings	95,332
Trust preferred debentures	7,565
Accrued interest payable	275
Other liabilities	3,600
Total liabilities assumed	861,073
Net assets acquired	129,220
Goodwill	47,359
Total consideration paid	$176,579

Prior to the end of the one year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

Goodwill of $47.4 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Centrue into the Company. The goodwill is assigned as part of the Company’s Banking reporting unit. The portion of the consideration paid allocated to goodwill will not be deductible for tax purposes.

The identifiable assets acquired included the establishment of $11.1 million in core deposit intangibles, which are being amortized on an accelerated basis over an estimated useful life of eight years.

Acquired loan data for Centrue can be found in the table below (in thousands):

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
	at Acquisition Date	at Acquisition Date	to be Collected
Acquired receivables subject to ASC 310-30	$11,428	$20,476	$7,180
Acquired receivables not subject to ASC 310-30	668,518	821,338	4,518

 The following table provides the unaudited pro forma information for the results of operations for years ended December 31, 2017 and 2016, as if the acquisition had occurred on January 1, 2016 (in thousands, except per share data). The pro forma results combine the historical results of Centrue with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of December 31, 2017 are included in net income in the table below. Acquisition related expenses that were recognized and are included in the pro forma net income for the year ended December 31, 2017 totaled $16.0 million on a pre-tax basis.

	2017	2016
Revenue(1)	$206,885	$220,185
Net income	17,290	37,001
Diluted earnings per common share	$0.87	$2.09

(1)	Net interest income plus noninterest income

CedarPoint Investment Advisors, Inc.

On March 28, 2017, the Company acquired all of the outstanding capital stock of CedarPoint Investment Advisors, Inc., an SEC registered investment advisory firm, pursuant to an Agreement and Plan of Merger, dated as of March 15, 2017. CedarPoint had approximately $180.0 million of assets under administration. The Company acquired CedarPoint for $3.7 million, which consisted of the issuance of 102,000 shares of the Company’s common stock and an accrual in other liabilities of $345,000 for the fair value of 18,000 shares that will be held in a special purpose escrow account (the “escrow shares”) as additional consideration until at least March 31, 2019. Payout of the escrow shares is contingent on CedarPoint reaching certain target revenue levels. Intangible assets recognized as a result of the transaction consisted of approximately $2.4 million in goodwill and $2.0 million in customer relationship intangibles. The customer relationship intangibles are being amortized on a straight-line basis over 12 years.

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

Note 3 – Cash and Due From Banks

The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by funds on deposit with the FRB and cash on hand. The required balance at December 31, 2017 and 2016 was $25.0 million and $22.6 million, respectively.

The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk from cash and cash equivalents.

Note 4 – Investment Securities

Investment securities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$28,005	$—	$287	$27,718
Government sponsored entity debt securities	25,445	41	275	25,211
Agency mortgage-backed securities	233,606	882	2,101	232,387
State and municipal securities	99,449	3,632	514	102,567
Corporate securities	58,904	1,087	179	59,812
Equity securities	2,715	140	25	2,830
Total available for sale securities	$448,124	$5,782	$3,381	$450,525

	2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$75,973	$—	$72	$75,901
Government sponsored entity debt securities	7,653	57	22	7,688
Agency mortgage-backed securities	90,629	373	932	90,070
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,826	15	567	25,274
Corporate securities	47,443	403	441	47,405
Total available for sale securities	$247,525	$848	$2,034	$246,339
Held to maturity securities
State and municipal securities	$78,672	$3,517	$237	$81,952

During 2017, the Company transferred its held to maturity (“HTM”) investment securities portfolio to investment securities available for sale (“AFS”), which had an amortized cost and fair value of $64.5 million and $67.9 million, respectively, resulting in $3.4 million of unrealized gains on investment securities available for sale at time of transfer.  As a result of the recent acquisitions discussed in Note 2 to the consolidated financial statements, the Company underwent a capital planning assessment which included transferring all HTM securities to AFS securities.

Unrealized losses and fair values for investment securities as of December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows (in thousands):

	2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$19,758	$251	$7,960	$36	$27,718	$287
Government sponsored entity debt securities	24,168	275	—	—	24,168	275
Agency mortgage-backed securities	124,192	1,500	19,530	601	143,722	2,101
State and municipal securities	29,338	331	5,889	183	35,227	514
Corporate securities	5,917	85	3,463	94	9,380	179
Equity securities	2,603	25	—	—	2,603	25
Total available for sale securities	$205,976	$2,467	$36,842	$914	$242,818	$3,381

	2016
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$75,901	$72	$—	$—	$75,901	$72
Government sponsored entity debt securities	4,107	22	—	—	4,107	22
Agency mortgage-backed securities	57,882	930	402	2	58,284	932
State and municipal securities	20,215	567	—	—	20,215	567
Corporate securities	11,111	334	8,312	107	19,423	441
Total available for sale	$169,216	$1,925	$8,714	$109	$177,930	$2,034
Held to maturity securities
State and municipal securities	$13,991	$140	$2,699	$97	$16,690	$237

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and continued financial market stress, and unrealized losses are considered to be temporary.

We evaluate securities for OTTI on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, we consider the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades, and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

At December 31, 2017 and 2016, 173 and 107 investment securities available for sale, respectively, had unrealized losses with aggregate depreciation of 1.37% and 1.13%, respectively, from their amortized cost basis. At December 31, 2016, 47 investment securities held to maturity had unrealized losses with aggregate depreciation of 1.40% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position; therefore, the Company does not consider these securities to be other than temporarily impaired at December 31, 2017.

During 2017, the Company did not recognize OTTI losses on its investment securities. OTTI losses recognized in 2016 and 2015 were related to covered non-agency mortgage-backed securities which, as noted below, were sold in October 2016.

During 2016, the Company determined that three covered non-agency mortgage-backed securities had OTTI of $824,000, primarily resulting from changes in expected cash flows.  These amounts were recognized as losses in the consolidated statements of income.

During 2015, the Company determined that three covered non‑agency mortgage‑backed securities had OTTI of $461,000,  primarily resulting from changes in expected cash flows. These amounts were recognized as losses in the consolidated statements of income.

The amortized cost and fair value of available-for-sale investment securities at December 31, 2017 are shown by expected maturity in the following table (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$17,648	$17,600
After one year through five years	64,534	64,653
After five years through ten years	122,716	126,068
After ten years	240,511	239,374
Equity securities	2,715	2,830
Total available for sale securities	$448,124	$450,525

Proceeds from the sale of securities available for sale were $22.6 million, $116.0 million and $62.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Gross realized gains from the sale of securities available for sale were $242,000,  $15.5 million and $368,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Gross realized losses were $20,000, $837,000 and $175,000 for the years ended December 31, 2017, 2016 and 2015, respectively. On October 4, 2016, the Company sold its previously covered non-agency mortgage-backed securities which had a carrying value of $72.1 million. These securities were covered under the loss-sharing agreement we entered into with the FDIC in connection with our 2009 acquisition. This agreement was terminated on October 3, 2016.  As a result of the sale, the Company realized a gain totaling $14.3 million.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired loans and purchased credit impaired loans, as of December 31, 2017 and 2016 (in thousands):

	2017			2016
	Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans (1)	Total	Loans	Loans (1)	Total
Loans:
Commercial	$553,257	$2,673	$555,930	$454,310	$3,517	$457,827
Commercial real estate	1,427,076	12,935	1,440,011	963,895	5,720	969,615
Construction and land development	199,853	734	200,587	165,175	12,150	177,325
Total commercial loans	2,180,186	16,342	2,196,528	1,583,380	21,387	1,604,767
Residential real estate	447,602	5,950	453,552	247,156	6,557	253,713
Consumer	371,286	169	371,455	269,705	312	270,017
Lease financing	205,143	—	205,143	191,479	—	191,479
Total loans	$3,204,217	$22,461	$3,226,678	$2,291,720	$28,256	$2,319,976

(1)	The unpaid principal balance for PCI loans totaled $32.8 million and $34.6 million as of December 31, 2017 and 2016, respectively.

Total loans include net deferred loan fees of $10.1 million and $3.1 million at December 31, 2017 and 2016, respectively, and unearned discounts of $20.7 million within the lease financing portfolio at both December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company had commercial and residential loans held for sale, that were originated with the intent to sell, totaling $50.1 million and $70.6 million, respectively.  During the years ended December 31, 2017 and 2016, the Company sold commercial and residential real estate loans with proceeds totaling $815.5 million and $1.18 billion, respectively.

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

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $22.4 million and $26.5 million at December 31, 2017 and 2016, respectively. During 2017 and 2016, there were $4.0 million and $16.1 million, respectively, of new loans and other additions, while repayments and other reductions totaled $8.1 million and $28.8 million, respectively.

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

Risk Grades 1‑6 (Acceptable Credit Quality)—All loans in Risk Grades 1 ‑ 6 are considered to be acceptable credit risks by the Company and are grouped for purposes of financial reporting. The six grades essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality. Business credits within Risk Grades 1 ‑ 6 range from Risk Grade 1: Excellent (factors include: excellent business credit; excellent debt capacity and coverage; outstanding management; strong guarantors; superior liquidity and net worth; favorable loan‑to‑value ratios; debt secured by cash or equivalents, or backed by the full faith and credit of the U.S. Government) to Risk Grade 6: Marginal (factors include: acceptable business credit, but with added risk due to specific industry or internal situations; uncertainty associated with performance or repayment ability).

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

The following table presents the recorded investment of commercial loans (excluding PCI loans) by risk category as of December 31, 2017 and 2016 (in thousands):

	2017				2016
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$510,928	$1,384,630	$191,872	$2,087,430	$426,560	$925,244	$159,702	$1,511,506
Special mention	12,290	11,497	—	23,787	10,930	8,735	—	19,665
Substandard	27,718	14,695	—	42,413	12,649	21,178	450	34,277
Substandard – nonaccrual	1,266	12,482	785	14,533	3,559	7,145	21	10,725
Doubtful	—	—	—	—	—	—	—	—
Not graded	1,055	3,772	7,196	12,023	612	1,593	5,002	7,207
Total (excluding PCI)	$553,257	$1,427,076	$199,853	$2,180,186	$454,310	$963,895	$165,175	$1,583,380

The Company evaluates the credit quality of its other loans based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loans (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of December 31, 2017 and 2016 (in thousands):

	2017				2016
	Residential		Lease		Residential		Lease
	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$441,418	$370,999	$203,797	$1,016,214	$242,127	$269,492	$190,148	$701,767
Impaired	6,184	287	1,346	7,817	5,029	213	1,331	6,573
Total (excluding PCI)	$447,602	$371,286	$205,143	$1,024,031	$247,156	$269,705	$191,479	$708,340

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at December 31, 2017 and 2016 do not include $22.5 million and $28.3 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Nonaccrual loans:
Commercial	$1,266	$3,559
Commercial real estate	12,482	7,145
Construction and land development	785	21
Residential real estate	5,204	4,629
Consumer	234	187
Lease financing	1,346	1,330
Total nonaccrual loans	21,317	16,871
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	2,538	2,378
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	51	—
Consumer	53	26
Lease financing	—	1
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,642	2,405
Loans modified under troubled debt restructurings and still accruing:
Commercial	299	611
Commercial real estate	1,515	11,253
Construction and land development	58	63
Residential real estate	929	400
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings and still accruing	2,801	12,327
Total impaired loans (excluding PCI)	$26,760	$31,603

There was no interest income recognized on nonaccrual loans during 2017, 2016 and 2015 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $860,000, $718,000 and $992,000 in 2017, 2016 and 2015, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $85,000, $339,000 and $267,000 in 2017, 2016 and 2015, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance, as of December 31, 2017 and 2016 (in thousands):

	2017			2016
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$3,237	$3,297	$526	$3,877	$3,888	$882
Commercial real estate	2,297	3,508	329	2,142	2,331	309
Construction and land development	103	102	10	84	84	8
Residential real estate	4,028	4,705	566	3,735	4,404	604
Consumer	266	279	29	213	190	23
Lease financing	1,064	1,064	345	1,331	1,331	356
Total impaired loans with a valuation allowance	10,995	12,955	1,805	11,382	12,228	2,182
Impaired loans with no related valuation allowance:
Commercial	866	5,782	—	2,671	7,567	—
Commercial real estate	11,700	17,359	—	16,256	17,058	—
Construction and land development	740	780	—	—	—	—
Residential real estate	2,156	2,380	—	1,294	1,462	—
Consumer	21	21	—	—	26	—
Lease financing	282	282	—	—	—	—
Total impaired loans with no related valuation allowance	15,765	26,604	—	20,221	26,113	—
Total impaired loans:
Commercial	4,103	9,079	526	6,548	11,455	882
Commercial real estate	13,997	20,867	329	18,398	19,389	309
Construction and land development	843	882	10	84	84	8
Residential real estate	6,184	7,085	566	5,029	5,866	604
Consumer	287	300	29	213	216	23
Lease financing	1,346	1,346	345	1,331	1,331	356
Total impaired loans (excluding PCI)	$26,760	$39,559	$1,805	$31,603	$38,341	$2,182

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance was $12.8 million and $6.7 million at December 31, 2017 and 2016, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the years ended December 31, 2017 and 2016 are included in the table below (in thousands):

	2017		2016		2015
		Interest Income		Interest Income		Interest Income
	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$2,969	$15	$3,974	$15	$7,088	$—
Commercial real estate	5,408	70	2,379	306	9,225	267
Construction and land development	83	4	87	7	—	—
Residential real estate	3,854	38	3,782	30	3,231	16
Consumer	299	—	221	—	52	—
Lease financing	1,064	—	1,331	—	398	—
Total impaired loans with a valuation allowance	13,677	127	11,774	358	19,994	283
Impaired loans with no related valuation allowance:
Commercial	2,369	—	5,604	1	781	—
Commercial real estate	16,822	—	16,847	17	4,599	—
Construction and land development	815	—	—	—	—	—
Residential real estate	2,055	3	1,179	2	954	2
Consumer	13	—	26	—	—	—
Lease financing	282	—	—	—	—	—
Total impaired loans with no related valuation allowance	22,356	3	23,656	20	6,334	2
Total impaired loans:
Commercial	5,338	15	9,578	16	7,869	—
Commercial real estate	22,230	70	19,226	323	13,824	267
Construction and land development	898	4	87	7	—	—
Residential real estate	5,909	41	4,961	32	4,185	18
Consumer	312	—	247	—	52	—
Lease financing	1,346	—	1,331	—	398	—
Total impaired loans (excluding PCI)	$36,033	$130	$35,430	$378	$26,328	$285

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of December 31, 2017 (in thousands):

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$3,282	$177	$2,538	$1,266	$7,263	$545,994	$553,257
Commercial real estate	3,116	630	—	12,482	16,228	1,410,848	1,427,076
Construction and land development	1,953	—	—	785	2,738	197,115	199,853
Residential real estate	897	632	51	5,204	6,784	440,818	447,602
Consumer	2,824	1,502	53	234	4,613	366,673	371,286
Lease financing	392	—	—	1,346	1,738	203,405	205,143
Total (excluding PCI)	$12,464	$2,941	$2,642	$21,317	$39,364	$3,164,853	$3,204,217

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

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $240,000 and $203,000 as of December 31, 2017 and 2016, respectively. The Company had no unfunded commitments in connection with TDRs at December 31, 2017 and 2016.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes.  The following table presents TDRs by loan portfolio (excluding PCI loans) as of December 31, 2017 and 2016 (in thousands):

	2017			2016
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$299	$—	$299	$611	$—	$611
Commercial real estate	1,515	9,915	11,430	11,253	5,098	16,351
Construction and land development	58	—	58	63	—	63
Residential real estate	929	282	1,211	400	527	927
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,801	$10,197	$12,998	$12,327	$5,625	$17,952

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the year ended December 31, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2017 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Troubled debt restructurings:
Number of loans	1	1	—	4	—	—	6
Pre-modification outstanding balance	$362	$323	$—	$528	$—	$—	$1,213
Post-modification outstanding balance	299	323	—	508	—	—	1,130

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the year ended December 31, 2016 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2016 (dollars in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Troubled debt restructurings:
Number of loans	3	2	—	3	—	—	8
Pre-modification outstanding balance	$685	$10,207	$—	$206	$—	$—	$11,098
Post-modification outstanding balance	647	10,139	—	206	—	—	10,992

Troubled debt restructurings that subsequently defaulted
Number of loans	—	1	—	—	—	—	1
Recorded balance	$—	$28	$—	$—	$—	$—	$28

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

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are purchased loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Accretion recorded as loan interest income totaled $5.5 million, $8.6 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Accretable yield of PCI loans, or income expected to be collected is as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance, beginning of period	$9,035	$10,526	$16,198
New loans purchased – Centrue acquisition	1,929	—	—
Accretion	(5,546)	(8,579)	(5,676)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	120	915	—
Reclassification from non-accretable	194	6,173	4
Balance, end of period	$5,732	$9,035	$10,526

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

Changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017			2016			2015
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988	$10,503	$1,797	$12,300
Provision for loan losses	9,295	261	9,556	6,425	(834)	5,591	11,061	66	11,127
Loan charge-offs	(9,822)	—	(9,822)	(7,668)	(68)	(7,736)	(9,565)	(92)	(9,657)
Loan recoveries	1,685	150	1,835	894	125	1,019	2,094	124	2,218
Net loan (charge-offs) recoveries	(8,137)	150	(7,987)	(6,774)	57	(6,717)	(7,471)	32	(7,439)
Balance, end of period	$14,902	$1,529	$16,431	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988

             In 2017, the Company recorded $9.8 million of non-PCI loan charge-offs, which included a $4.6 million charge-off on a nonperforming commercial real estate loan to one borrower and a $1.2 million charge-off on nonperforming commercial loans related to a single credit relationship as a result of the deterioration in the borrower’s collateral position on the respective loans. In 2016, the Company recorded $7.7 million of non-PCI loan charge-offs, which included a $1.6 million charge-off on a nonperforming commercial loan to one borrower, a $1.4 million charge-off on a nonperforming commercial loan to one borrower and a $530,000 charge-off on nonperforming commercial loans related to a single credit relationship as a result of the deterioration in the borrower’s collateral position on the respective loans. In 2015, the Company recorded $9.6 million of PCI loan charge-offs, which included a $7.5 million charge-off on a group of nonperforming loans to on borrower due to deterioration in the borrower’s collateral position on these loans.

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the year ended December 31, 2017 and provides details regarding the balance in the allowance for loan losses and the recorded investment in loans as of December 31, 2017 by impairment evaluation method (in thousands):

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses in 2017:
Beginning balance	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	(118)	7,879	110	1	954	730	9,556
Charge-offs	(737)	(6,552)	—	(698)	(794)	(1,041)	(9,822)
Recoveries	191	492	63	518	254	317	1,835
Ending balance	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Allowance for loan losses at December 31, 2017 attributable to:
Loans individually evaluated for impairment	$221	$281	$5	$302	$—	$261	$1,070
Loans collectively evaluated for impairment	305	48	5	264	29	84	735
Non-impaired loans collectively evaluated for impairment	4,230	4,379	504	1,644	1,166	1,174	13,097
Loans acquired with deteriorated credit quality (1)	500	336	4	540	149	—	1,529
Total allowance for loan losses	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Recorded investment (loan balance) at December 31, 2017:
Impaired loans individually evaluated for impairment	$1,285	$13,554	$797	$3,700	$4	$568	$19,908
Impaired loans collectively evaluated for impairment	2,818	443	46	2,484	283	778	6,852
Non-impaired loans collectively evaluated for impairment	549,154	1,413,079	199,010	441,418	370,999	203,797	3,177,457
Loans acquired with deteriorated credit quality (1)	2,673	12,935	734	5,950	169	—	22,461
Total recorded investment (loan balance)	$555,930	$1,440,011	$200,587	$453,552	$371,455	$205,143	$3,226,678

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

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Land	$16,109	$14,314
Buildings and improvements	63,837	56,766
Furniture and equipment	25,843	21,419
Total	105,789	92,499
Accumulated depreciation	(29,627)	(25,807)
Premises and equipment, net	$76,162	$66,692

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $5.0 million, $5.1 million, and $5.1 million, respectively.

In November 2016, the Company announced a branch network optimization plan that led to the closure of seven banking offices in the first quarter of 2017. As a result of this plan, the Company recorded $1.9 million of asset impairment on existing banking facilities for the year ended December 31, 2016, which was recognized in other expense in the consolidated statements of income.

In 2017, the Company announced the closure of six additional banking offices. Consequently, the Company recorded $2.0 million of asset impairment in 2017 on the banking facilities to be closed, which was recognized in other expense in the consolidated statements of income. At December 31, 2017 and 2016, the Company had $3.4 million and $1.6 million of branch related assets classified in other assets as held for sale.

Note 7 – Mortgage Servicing Rights

At December 31, 2017 and 2016, the Company serviced mortgage loans for others totaling $5.97 billion and $5.64 billion, respectively.  A summary of mortgage loans serviced for others as of December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Commercial FHA mortgage loans	$3,976,795	$3,811,066
Residential mortgage loans	1,989,785	1,833,443
Total loans serviced for others	$5,966,580	$5,644,509

Changes in our mortgage servicing rights were as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Mortgage servicing rights:
Balance, beginning of period	$71,710	$67,218	$62,900
Servicing rights acquired – residential mortgage loans	1,933	—	—
Servicing rights transferred to held for sale - residential mortgage loans	(16,229)	—	—
Servicing rights capitalized – commercial FHA mortgage loans	6,287	6,805	4,318
Servicing rights capitalized – residential mortgage loans	1,789	3,828	5,015
Amortization – commercial FHA mortgage loans	(2,579)	(2,388)	(2,272)
Amortization – residential mortgage loans	(2,528)	(3,753)	(2,743)
Balance, end of period	60,383	71,710	67,218
Valuation allowances:
Balance, beginning of period	3,702	567	119
Additions	2,436	6,962	1,630
Reductions	(112)	(3,827)	(1,182)
Servicing rights transferred to held for sale - residential mortgage loans	(1,995)	—	—
Balance, end of period	4,031	3,702	567
Mortgage servicing rights, net	$56,352	$68,008	$66,651
Fair value:
At beginning of period	$68,008	$66,700	$62,781
At end of period	$56,352	$68,008	$66,700

During 2017, the Company transferred $14.2 million of residential mortgage servicing rights, net of valuation allowance, to mortgage servicing rights held for sale. The Company had committed to a plan to sell certain residential mortgage servicing rights as of December 31, 2017 and the sale was completed on January 2, 2018. During the year ended December 31, 2017, the Company recognized a $4.1 million loss on mortgage servicing rights held for sale to reflect them at the lower of their carrying value or fair value less estimated costs to sell. As a result of recognizing this loss, mortgage servicing rights held for sale had a net carrying value of $10.2 million at December 31, 2017.

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at December 31, 2017 and 2016. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
December 31, 2017:
Commercial FHA mortgage loans	0.12%	3.67%	30.3	8.27%	$1,000	10 - 14%
Residential mortgage loans	0.26%	3.93%	23.2	11.52%	$71	8 - 13%

December 31, 2016:
Commercial FHA mortgage loans	0.13%	3.72%	30.2	8.31%	$1,000	10 - 13%
Residential mortgage loans	0.26%	3.89%	24.2	9.72%	$60	9 - 11%

We recognize revenue from servicing commercial FHA and residential mortgages as earned based on the specific contractual terms. This revenue, along with amortization of and changes in impairment on servicing rights, is reported in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. Mortgage servicing rights do not trade in an active market with readily observable prices. The fair value of mortgage servicing rights and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured residential and commercial mortgages and conventional residential mortgages. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, costs to service, contractual servicing fee income, ancillary income, late fees, replacement reserves and other economic factors that are determined based on current market conditions.

Note 8 – Goodwill and Intangible Assets

At December 31, 2017 and 2016, goodwill totaled $98.6 million and $48.8 million, respectively, reflecting an increase of approximately $47.4 million as a result of the Centrue acquisition on June 9, 2017 and $2.4 million as a result of the CedarPoint acquisition on March 28, 2017, as further discussed in Note 2 to the consolidated financial statements. Goodwill represents the amount by which the cost of an acquisition exceeded fair value of net assets acquired in connection with the purchase of another financial institution. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its most recent annual goodwill impairment test as of September 30, 2017 and concluded that no impairment existed as of that date.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2017 and 2016 (in thousands).

	2017	2016
Banking	$82,986	$35,627
Commercial FHA Origination and Servicing	10,892	10,892
Other	4,746	2,317
Total goodwill	$98,624	$48,836

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017			2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$31,612	$(18,943)	$12,669	$20,542	$(16,181)	$4,361
Customer relationship intangibles	7,471	(3,208)	4,263	5,471	(2,645)	2,826
Total intangible assets	$39,083	$(22,151)	$16,932	$26,013	$(18,826)	$7,187

In conjunction with the acquisition of Centrue on June 9, 2017, we recorded $11.1 million of core deposit intangibles, which are being amortized on an accelerated basis over an estimated useful life of eight years, as further discussed in Note 2 to the consolidated financial statements.

In conjunction with the acquisition of CedarPoint on March 28, 2017, we recorded $2.0 million of customer relationship intangibles, which are being amortized on a straight-line basis over 12 years, as further discussed in Note 2 to the consolidated financial statements.

Amortization of intangible assets was $3.3 million, $2.1 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated amortization expense for future years is as follows (in thousands):

Amount
Year ending December 31,
2018	$3,694
2019	3,053
2020	2,429
2021	1,971
2022	1,566
Thereafter	4,219
Total	$16,932

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

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities

Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold.  Commitments to originate fixed-rate loans consist of commercial and residential real estate loans. The interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets in the consolidated balance sheets. Changes in the fair value of derivative financial instruments are recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at December 31, 2017 and 2016 (in thousands):

	Notional Amount		Fair Value Gain
	2017	2016	2017	2016
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$345,152	$264,359	$6,331	$6,253
Forward commitments to sell mortgage-backed securities	372,824	301,788	31	125
Total	$717,976	$566,147	$6,362	$6,378

Net losses recognized on derivative instruments were $16,000 for the year ended December 31, 2017. Net gains recognized on derivative instruments were $351,000 and $6.0 million for the years ended December 31, 2016 and 2015, respectively. Net gains or losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $10.0 million at December 31, 2017. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $17,000 at December 31, 2017, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Noninterest-bearing demand	$724,443	$562,333
Interest-bearing:
Checking	785,934	656,248
Money market	646,426	399,851
Savings	281,212	166,910
Time	693,074	619,024
Total deposits	$3,131,089	$2,404,366

Included in time deposits are time certificates of $250,000 or more and brokered certificates of deposits of $69.9 million and $190.3 million as of December 31, 2017, respectively, and $52.9 million and $218.7 million as of December 31, 2016, respectively.

Investment securities with a carrying amount of $116.0 million and $75.3 million were pledged for public deposits at December 31, 2017 and 2016, respectively. Standby letters of credit issued by the FHLB on our behalf of $120.0 million and $68.0 million were pledged for public deposits at December 31, 2017 and 2016, respectively.

As of December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

Amount
Year ending December 31,
2018	$414,739
2019	234,347
2020	25,792
2021	9,753
2022	8,442
Thereafter	1
Total	$693,074

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates for each of the years ended December 31, 2017 and 2016 (in thousands):

	Repurchase Agreements
	2017	2016
Outstanding at period-end	$156,126	$131,557
Average amount outstanding	163,461	130,228
Maximum amount outstanding at any month end	196,278	168,369
Weighted average interest rate:
During period	0.23%	0.23%
End of period	0.28%	0.21%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $157.2 million and $140.0 million at December 31, 2017 and 2016, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $32.5 million and $35.1 million at December 31, 2017 and 2016, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $36.5 million and $43.3 million at December 31, 2017 and 2016, respectively. There were no outstanding borrowings at December 31, 2017 and 2016.

At December 31, 2017, the Company had federal funds lines of credit totaling $55.0 million.  These lines of credit were unused at December 31, 2017.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our FHLB advances and other borrowings as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 3.63% at December 31, 2017 – maturing through May 25, 2020	$37,113	$—
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	—
Midland States Bank
FHLB advances – fixed rate, fixed term of $145.0 million and $112.5 million, at rates averaging 1.35% and 1.00% at December 31, 2017 and 2016, respectively – maturing through June 2021, and putable fixed rate of $305.0 million and $125.0 million at rates averaging 1.29% and 0.79% at December 31, 2017 and 2016, respectively, – maturing through December 2024 with call provisions through December 2020	450,137	237,500
FHLB advances – variable rate, fixed term, at rates averaging 1.20% at December 31, 2017 – maturing through March 2018	9,000	—
Other	5	18
Total FHLB advances and other borrowings	$496,436	$237,518

On May 25, 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The revolving line of credit matures on May 24, 2018 and pays a variable rate of interest equal to one-month LIBOR plus 200 basis points. There were no advances made on the line of credit as of December 31, 2017. The term loan matures on May 25, 2020 and pays a variable rate of interest equal to one-month LIBOR plus 225 basis points. Beginning September 1, 2017, the Company was required to begin making quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Company’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At December 31, 2017, the Company was in compliance with or has obtained waivers for each of these financial covenants.

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 2 to the consolidated financial statements, each share of Centrue’s Series B preferred stock was converted into the right to receive a share of a newly created series of Series G preferred stock of the Company, and was recorded at fair value of $181,000 at the time of acquisition.

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.86 billion and $1.18 billion at December 31, 2017 and 2016, respectively.

Payments over the next five years for FHLB advances and other borrowings are as follows (in thousands):

Amount
2018	$144,931
2019	15,739
2020	25,747
2021	55,019
2022	150,000
Thereafter	105,000
Total	$496,436

Note 13 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	$39,800	$39,729
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,805	14,779
Subordinated debt issued October 2017 - fixed interest rate of 6.25% for the first five years through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 maturing October 15, 2027	39,367	—
Total subordinated debt	$93,972	$54,508

On October 13, 2017, the Company issued, through a private placement, $40.0 million aggregate principal amount of subordinated debentures with a maturity date of October 15, 2027. The subordinated debentures bear a fixed rate of interest of 6.25% for the first five years, payable semiannually in arrears beginning April 15, 2018, and a floating rate of interest equal to the three-month LIBOR plus 422.9 basis points thereafter, payable quarterly in arrears beginning January 15, 2023.  The subordinated debentures will be redeemable by the Company, in whole or in part, on or after October 15, 2022, and are not subject to redemption at the option of the holders.  The value of the subordinated debentures was reduced by approximately $0.6 million related to debt issuance costs, which are being amortized on a straight line basis through the maturity of the subordinated debentures.  The subordinated debenture issues may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

In June 2015, the Company issued $55.3 million of subordinated debt in a private placement. The transaction was structured in two tranches: (1) $40.3 million, maturing on June 18, 2025 with a redemption option on or after June 18, 2020, with a fixed rate of interest of 6.00% for the first five years, payable semiannually in arrears beginning December 18, 2015, and a floating rate of interest equivalent to the three-month LIBOR plus 435 basis points thereafter, payable quarterly beginning on September 18, 2020; and (2) $15.0 million, maturing on June 18, 2025, with a fixed rate of interest of 6.50%, payable semiannually in arrears beginning December 18, 2015. The value of the subordinated debentures was reduced by $0.9 million with the recording of debt issuance costs associated with the issuance of the subordinated debentures, which are being amortized on a straight line basis through maturity of the subordinated notes. The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 14 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 4.11% and 3.63% at December 31, 2017 and 2016, respectively – $10,000 maturing April 23, 2034	$9,960	$9,957
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 4.23% and 3.74%, at December 31, 2017 and 2016, respectively – $3,000 maturing January 23, 2034	2,058	1,996
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 3.34% and 2.71% at December 31, 2017 and 2016, respectively – $20,000 maturing December 31, 2036	13,292	13,141
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 2.98% and 2.42% at December 31, 2017 and 2016, respectively – $20,000 maturing September 6, 2037	12,464	12,311
Centrue Statutory Trust II - variable interest rate equal to LIBOR plus 2.65%, which was 4.25% at December 31, 2017 - $10,000 maturing June 17, 2034	7,605	—
Total trust preferred debentures	$45,379	$37,405

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 2 to the consolidated financial statements, the Company assumed $10.0 million of subordinated debentures that were recorded at a fair value of $7.6 million at the time of acquisition. In April 2004, the Centrue Statutory Trust II (“Centrue Trust II”) issued 10,000 shares of preferred securities with a liquidation amount of $1,000 per preferred security. Centrue issued $10.0 million of subordinated debentures to Centrue Trust II in exchange for ownership of all the common securities of the trust.  The Company is not considered the primary beneficiary of Centrue Trust II, therefore, the trust is not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are shown as a liability, and the Company’s investment in the common stock of Centrue Trust II of $310,000 is included in other assets.

In conjunction with the acquisition of Love Savings Holding Company (“LSHC”) on December 31, 2014, the Company assumed $40.0 million of subordinated debentures that were recorded at a fair value of $26.1 million at the time of acquisition. On November 30, 2006, the Love Savings/Heartland Capital Trust III (“LSHC Trust III”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC issued $20.0 million of subordinated debentures to LSHC Trust III in exchange for ownership of all the common securities of the trust. On June 6, 2007, the Love Savings/Heartland Capital Trust IV (“LSHC Trust IV”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC issued $20.0 million of subordinated debentures to LSHC Trust IV in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of LSHC Trust III or LSHC Trust IV, therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trusts was $1.2 million and is included in other assets.

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

Note 15 – Income Taxes

The components of income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Federal:
Current	$(696)	$1,718	$3,500
Deferred	11,632	11,381	5,604
State:
Current	(921)	2,630	1,117
Deferred	400	3,160	870
Total income tax expense	$10,415	$18,889	$11,091

The Company’s income tax expense differed from the statutory federal rate of 35% for the years ended December 31, 2017, 2016 and 2015 as follows (in thousands):

	2017	2016	2015
Expected income taxes	$9,244	$17,648	$12,424
Less income tax effect of:
Tax exempt interest	(1,682)	(1,670)	(1,934)
Interest expense disallowance	47	33	29
State tax, net of federal benefit	(110)	3,132	1,292
Increase in cash surrender value of life insurance policies	(969)	(1,007)	(516)
Indemnification income	—	—	(311)
Equity-based compensation benefit	(1,297)	(366)	—
Non-deductible transaction costs	389	—	—
Valuation allowance	(229)	631	—
Effect of federal rate change enacted in 2017	4,540	—	—
Other	482	488	107
Actual income tax expense	$10,415	$18,889	$11,091

Deferred tax assets (liabilities), net in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 include the following amounts of deferred tax assets and liabilities (in thousands):

	2017	2016
Assets:
Allowance for loan losses	$4,405	$5,766
Deferred compensation	1,896	2,136
Loans	3,896	1,972
Write-down of other real estate owned	776	70
Tax credits	1,501	3,106
Nonaccrual interest	708	1,007
Unrealized loss on securities	—	387
Intangible assets	—	292
Stock compensation	907	689
Deferred loan fees, net of costs	133	—
Net operating losses	20,097	—
Other, net	763	777
Deferred tax assets	35,082	16,202
Valuation allowance	(409)	(631)
Deferred tax assets, net of valuation allowance	34,673	15,571
Liabilities:
Premises and equipment	1,657	1,268
Unrealized gain on securities	412	—
Mortgage servicing rights	11,424	15,092
Fair value adjustment on trust preferred debentures	4,700	6,023
Federal Home Loan Bank stock dividends	310	227
Deferred loan fees, net of costs	—	136
Intangible assets	2,729	—
Accounting method changes	399	1,156
Prepaid expenses	796	—
Other, net	222	267
Deferred tax liabilities	22,649	24,169
Deferred tax assets (liabilities), net	$12,024	$(8,598)

At December 31, 2017 and 2016, the accumulation of prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax‑restricted retained earnings will be used in a manner that would create federal income tax liabilities.

The Company had $70.1 million of federal net operating loss carryforwards expiring 2021 through 2034, $64.3 million of Illinois post-apportioned net operating loss carryforwards expiring 2022 through 2026, and $70.1 million of Missouri pre-apportioned net operating loss carryforwards expiring 2021 through 2034, at December 31, 2017. The utilization of the federal and Missouri net operating losses are subject to the limitations of IRC Section 382.

The Company has a federal alternative minimum tax credit carryforward of $3.7 million that can be carried forward indefinitely which became a refundable credit with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. As of December 31, 2017 this credit is not reflected in deferred tax assets and is presented in income taxes receivable.

The Company has state tax credit carryforwards of $1.9 million with a five year carryforward period, and expiring between 2018 and 2022. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.

As a result of the enactment of the Tax Cuts and Jobs Act (“H.R.1”) on December 22, 2017, the Company was required to write down deferred tax assets by $4.5 million.  Following the guidance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), the write down of the deferred tax assets was determined using reasonable estimates for certain effects of tax reform and has recorded the amount of the write down as a provisional amount. The Company continues to analyze H.R.1, including the impact on equity investments in partnerships, as well as the acquisition accounting of Centrue Financial Corporation, and expects any refinements to the provisional amounts to be made after the tax returns are complete but no later than December 22, 2018, which is the end of the one year measurement period under SAB 118.

We had no unrecognized tax benefits as of December 31, 2017 and 2016, and did not recognize any increase of unrecognized benefits during 2017 relative to any tax positions taken during the year.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2017 and 2016.

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. The Company has concluded, based on all available evidence, a valuation allowance is needed for the Company’s deferred tax asset related to state tax credit carryforwards.  A valuation allowance of $409,000 was established for the state tax credit carryforwards. For the Company’s remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2014 through 2016 and for state taxing authorities are 2013 through 2016.

Note 16 – Retirement Plans

We sponsor the Midland States Bank 401(k) Profit Sharing Plan which provides retirement benefits to substantially all of our employees. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2017, 2016 and 2015. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company matches 50% of employee contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Certain directors and executive officers participate in a deferred compensation arrangement. We match 25% of the amount deferred by directors who defer all of their director fees into a Company stock unit account. At December 31, 2017 and 2016, the accrued liability for these arrangements totaled $3.8 million and $3.1 million, respectively, and was reflected in other liabilities in the consolidated balance sheets. Expense associated with these arrangements was $659,000, $605,000 and $596,000 for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, there were distributions made of $100,000, $126,000 and $56,000, respectively.

In November 2015, the Company entered into a supplemental retirement agreement with its Chief Executive Officer (“CEO”). The CEO is eligible to receive supplemental retirement payments in each of 2019, 2020 and 2021 equal to 50%, 40% and 30%, respectively, of his final salary on December 31, 2018 (retirement date). A liability for these benefit payments is being accrued on a present value basis up to his retirement date using applicable risk-free interest rates. The Company expensed $210,000 and $219,000 for the years ended December 31, 2017 and 2016, respectively, for this arrangement.

Midland participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory defined benefit pension plan for certain former employees of Heartland who have met prescribed eligibility requirements. The multiple‑employer plan operates as a single plan under Internal Revenue code 413(c) and, as a result, all of the amounts contributed by the participating institutions are maintained in the aggregate. The plan is funded based on an annual valuation performed by the plan administrator. Benefits under the plan were frozen in 2004. The funded status of the plan (market value of assets divided by funding target) was 122.0% as of July 1, 2017, the latest actuarial valuation date. Future costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits will be expensed as incurred. The minimum required contribution for these costs in 2017 and 2016 was $121,000 and $134,000, respectively.

Note 17 – Stock Based Compensation

On October 18, 2010, the board of directors approved the Midland States Bancorp, Inc. 2010 Long‑Term Incentive Plan (“2010 Incentive Plan”). The 2010 Incentive Plan was amended and restated effective February 2, 2016, which made available 2,000,000 shares (the initial 1,000,000 of which may be granted as incentive stock options) to be issued to selected employees and directors of, and service providers to, the Company or its subsidiaries. The granting of awards under this plan can be in the form of incentive stock options, non‑qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other awards. The awards are granted by the compensation committee, which is comprised of members of the board of directors. The 2010 Incentive Plan replaced all prior equity incentive plans including the Third Amendment and Restatement of Midland States Bancorp, Inc. 1999 Stock Option Plan and the Omnibus Stock Ownership and Long Term Incentive Plan.

The fair value of each grant is estimated at the grant date using the Black‑Scholes option‑pricing model with the following weighted average assumptions:

	2017		2016		2015
Dividend yield	2.50%		3.00%		3.14%
Expected volatility	16.63		16.98		16.94
Risk free interest rate	2.12		1.64		1.93
Expected life	6.25	years	6.25	years	6.25	years

The summary of our stock option activity during the years ended December 31, 2017 and 2016 is as follows:

	2017				2016
			Weighted				Weighted
		Weighted	average			Weighted	average
		average	remaining			average	remaining
		exercise	contractual			exercise	contractual
	Shares	price	life		Shares	price	life
Options outstanding, beginning of year	1,319,259	$18.73			1,233,606	$17.52
Options granted	31,259	32.89			182,118	26.15
Options exercised	(179,760)	16.02			(66,024)	16.01
Options forfeited	(22,221)	26.08			(30,441)	20.15
Options outstanding, end of year	1,148,537	$19.39	5.8	years	1,319,259	$18.73	6.3	years
Options exercisable	673,706	$17.55	4.6	years	729,483	$16.37	4.6	years
Options vested and expected to vest	1,088,853	$19.27	5.7	years	1,245,713	$18.56	6.2	years

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2017 was $15.0 million and $10.1 million, respectively. As of December 31, 2017, there was $747,000 of total unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under our stock option plans. This cost is expected to be recognized over a period of 2.3 years. The weighted average fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $4.33, $2.94 and $2.55, respectively.

The total intrinsic value and cash received from options exercised under all share‑based payment arrangements was $2.3 million and $2.9 million, respectively, for the year ended December 31, 2017, $971,000 and $890,000, respectively, for the year ended December 31, 2016, and $299,000 and $558,000, respectively, for the year ended December 31, 2015.

The following table summarizes information about the Company’s nonvested stock option activity for 2017:

		Weighted
		average
		grant date
Stock Options	Shares	fair value
Nonvested at December 31, 2016	589,776	$2.73
Granted	31,259	4.33
Vested	(128,530)	2.73
Forfeited	(17,674)	3.05
Nonvested at December 31, 2017	474,831	$2.83

In 2017 and 2016, the Company granted 70,951 and 63,728 shares of restricted stock awards, respectively. These awards have a vesting period of four years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Also, in 2017 and 2016, the Company granted 12,965 and 7,048 restricted stock unit awards, respectively, that may be settled in cash or stock, at the election of the recipient. These awards have a vesting period of one year and two years, respectively. They are classified as liability awards and measured at each financial reporting date until settlement.

A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

		Weighted
		average
	Number	grant date
	outstanding	fair value
Nonvested at December 31, 2016	108,647	$25.16
Granted during the year	83,916	31.03
Vested during the year	(37,666)	23.29
Forfeited during the year	(5,529)	27.76
Nonvested at December 31, 2017	149,368	$28.83

As of December 31, 2017, there was $4.0 million of total unrecognized compensation cost related to the nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.0 years.

The weighted average grant date fair value for restricted stock awards was $31.03, $27.38 and $22.95 during the years ended December 31, 2017, 2016 and 2015, respectively.

Compensation cost that has been charged against income for these plans was $1.8 million, $1.1 million and $940,000 for 2017, 2016 and 2015, respectively.

Note 18 – Preferred Stock

Series G Preferred Stock

In conjunction with the acquisition of Centrue on June 9, 2017, as discussed in Note 2 to the consolidated financial statements, each share of Centrue’s Series B preferred stock was converted into the right to receive a share of a newly created series of Series G preferred stock of the Company, which are shown in FHLB advances and other borrowings in Note 12 to the consolidated financial statements. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series G preferred stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H

In conjunction with the acquisition of Centrue on June 9, 2017, as discussed in Note 2 to the consolidated financial statements, each share of Centrue’s Series D preferred stock was converted into the right to receive a share of a newly created series of Series H preferred stock of the Company, and was recorded at fair value of $3.1 million at the time of acquisition. Dividends are payable at a fixed rate of 12.5% per annum, payable quarterly and are non-cumulative. No dividends may be paid on shares of common stock, shares of preferred stock that rank junior to Series H preferred stock (other than dividends payable solely in shares of common stock), or shares of preferred stock that rank on parity with Series H preferred stock, if a dividend is not paid in full on the Series H preferred stock, for a period of three calendar quarters from the date of the missing dividend payment date. The Company has the option to redeem, in whole or in part, the shares of Series H preferred stock at any time after July 29, 2019. The per share price payable by the Company for such shares of Series H preferred stock will be equal to $1,000 per share, plus any accrued but unpaid dividends.

Note 19 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock) and common stock warrants. Presented below are the calculations for basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except for share and per share data):

	2017	2016	2015
Net income	$16,056	$31,542	$24,324
Preferred stock dividends	(184)	—	—
Amortization of preferred stock premium	101	—	—
Net income available to common shareholders	15,973	31,542	24,324
Common shareholder dividends	(13,922)	(9,797)	(7,642)
Unvested restricted stock award dividends	(86)	(56)	(50)
Undistributed earnings to unvested restricted stock awards	(11)	(110)	(108)
Undistributed earnings to common shareholders	$1,954	$21,579	$16,524
Basic
Distributed earnings to common shareholders	$13,922	$9,797	$7,642
Undistributed earnings to common shareholders	1,954	21,579	16,524
Total common shareholders earnings, basic	$15,876	$31,376	$24,166
Diluted
Distributed earnings to common shareholders	$13,922	$9,797	$7,642
Undistributed earnings to common shareholders	1,954	21,579	16,524
Total common shareholders earnings	15,876	31,376	24,166
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	2	2
Total common shareholders earnings, diluted	$15,876	$31,378	$24,168
Weighted average common shares outstanding, basic	17,781,631	14,130,552	11,902,455
Options and warrants	501,583	298,287	209,948
Weighted average common shares outstanding, diluted	18,283,214	14,428,839	12,112,403
Basic earnings per common share	$0.89	$2.22	$2.03
Diluted earnings per common share	0.87	2.17	2.00

Note 20 – Capital Requirements

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

As of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

At December 31, 2017 and 2016, the Company’s and the Bank’s actual and required capital ratios were as follows (dollars in thousands):

	2017
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$478,914	13.26%	$288,895	8.00%	N/A	N/A
Midland States Bank	445,285	12.32	289,252	8.00	$361,565	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	367,841	10.19	216,671	6.00	N/A	N/A
Midland States Bank	428,184	11.84	216,939	6.00	289,252	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	304,974	8.45	162,503	4.50	N/A	N/A
Midland States Bank	428,184	11.84	162,704	4.50	235,017	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	367,841	8.63	170,566	4.00	N/A	N/A
Midland States Bank	428,184	10.04	170,608	4.00	213,260	5.00

	2016
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$374,955	13.85%	$216,612	8.00%	N/A	N/A
Midland States Bank	329,759	12.17	216,773	8.00	$270,966	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	305,283	11.27	162,459	6.00	N/A	N/A
Midland States Bank	314,595	11.61	162,580	6.00	216,773	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	253,273	9.35	121,844	4.50	N/A	N/A
Midland States Bank	314,595	11.61	121,935	4.50	176,128	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	305,283	9.76	125,076	4.00	N/A	N/A
Midland States Bank	314,595	10.05	125,271	4.00	156,589	5.00

Note 21 – Fair Value of Financial Instruments

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

Fair value is used on a recurring basis to account for securities available for sale and derivative instruments, and for financial assets for which the Company has elected the fair value option. For assets and liabilities measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, mortgage servicing rights, intangible assets and other long-lived assets.

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of December 31, 2017 and 2016, are summarized below (in thousands):

	2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$27,718	$27,718	$—	$—
Government sponsored entity debt securities	25,211	—	25,211	—
Agency mortgage-backed securities	232,387	—	232,387	—
State and municipal securities	102,567	—	102,567	—
Corporate securities	59,812	—	55,033	4,779
Equity securities	2,830	—	2,830	—
Loans held for sale	50,089	—	50,089	—
Interest rate lock commitments	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	—	31	—
Interest rate swap contracts	17	—	17	—
Total	$506,993	$27,718	$474,496	$4,779
Liabilities
Interest rate swap contracts	$17	$—	$17	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$56,352	$—	$—	$56,352
Mortgage servicing rights held for sale	10,176	10,176	—	—
Impaired loans	9,385	—	7,631	1,754
Other real estate owned	801	—	801	—
Assets held for sale	3,358	—	3,358	—

	2016
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$75,901	$75,901	$—	$—
Government sponsored entity debt securities	7,688	—	7,688	—
Agency mortgage-backed securities	90,070	—	90,070	—
Non-agency mortgage-backed securities	1	—	—	1
State and municipal securities	25,274	—	25,274	—
Corporate securities	47,405	—	39,925	7,480
Loans held for sale	70,565	—	70,565	—
Interest rate lock commitments	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	—	125	—
Total	$323,282	$75,901	$239,900	$7,481
Liabilities
None

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$68,008	$—	$—	$68,008
Impaired loans	10,202	—	6,635	3,567
Other real estate owned	165	—	165	—
Assets held for sale	1,550	—	1,550	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Mortgage servicing rights	$2,324	$3,135	$448
Mortgage servicing rights held for sale	4,059	—	—
Impaired loans	7,096	2,459	1,589
Other real estate owned	253	247	114
Assets held for sale	1,516	1,646	—
Total loss on assets measured on a nonrecurring basis	$15,248	$7,487	$2,151

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 (in thousands):

		Non-Agency
	Corporate	Mortgage-Backed
	Securities	Securities
Balance, beginning of period	$7,480	$1
Total realized in earnings (1)	289	—
Total unrealized in other comprehensive income	264	—
Net settlements (principal and interest)	(3,254)	(1)
Balance, end of period	$4,779	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at December 31, 2017 (in thousands):

Non-recurring		Valuation	Unobservable
fair value measurements	Fair Value	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$56,352	Discounted cash flow	Prepayment speed	6.36% - 42.90% (8.83%)
			Discount rate	8.00% - 14.50% (11.18%)

Impaired loans	$1,754	Discounted cash flow	Discount rate	4.84% - 18.24% (8.64%)

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the effect recorded in net gain on sales of loans in the consolidated statements of operations. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with GAAP, the Company must record impairment charges on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at December 31, 2017 and 2016 were $56.4 million and $68.0 million, respectively.

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

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 (in thousands).

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

The Company has elected the fair value option for newly originated residential and commercial loans held for sale. These loans are intended for sale and are hedged with derivative instruments. We have elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification.

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2017 and 2016 (in thousands):

	2017			2016
	Aggregate		Contractual	Aggregate		Contractual
	fair value	Difference	principal	fair value	Difference	principal
Residential loans held for sale	$12,241	$374	$11,867	$25,678	$315	$25,363
Commercial loans held for sale	37,846	343	37,503	44,887	993	43,894
Total loans held for sale	$50,087	$717	$49,370	$70,565	$1,308	$69,257

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Residential loans held for sale	$(74)	$(491)
Commercial loans held for sale	(650)	705
Total loans held for sale	$(724)	$214

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of December 31, 2017 and 2016 (in thousands):

	2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$214,519	$214,519	$214,519	$—	$—
Federal funds sold	683	683	683	—	—
Investment securities available for sale	450,525	450,525	27,718	418,028	4,779
Nonmarketable equity securities	34,796	34,796	—	34,796	—
Loans, net	3,210,247	3,200,016	—	—	3,200,016
Loans held for sale	50,089	50,089	—	50,089	—
Accrued interest receivable	11,715	11,715	—	11,715	—
Interest rate lock commitments	6,331	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	31	—	31	—
Interest rate swap contracts	17	17	—	17	—
Liabilities
Deposits	$3,131,089	$3,127,626	$—	$3,127,626	$—
Short-term borrowings	156,126	156,126	—	156,126	—
FHLB and other borrowings	496,436	494,634	—	494,634	—
Subordinated debt	93,972	90,860	—	90,860	—
Trust preferred debentures	45,379	46,069	—	46,069	—
Accrued interest payable	2,531	2,531	—	2,531	—
Interest rate swap contracts	17	17	—	17	—

	2016
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$189,543	$189,543	$189,543	$—	$—
Federal funds sold	1,173	1,173	1,173	—	—
Investment securities available for sale	246,339	246,339	75,901	162,957	7,481
Investment securities held to maturity	78,672	81,952	—	81,952	—
Nonmarketable equity securities	19,485	19,485	—	19,485	—
Loans, net	2,305,114	2,305,206	—	—	2,305,206
Loans held for sale	70,565	70,565	—	70,565	—
Accrued interest receivable	8,202	8,202	—	8,202	—
Interest rate lock commitments	6,253	6,253	—	6,253	—
Forward commitments to sell mortgage-backed securities	125	125	—	125	—
Liabilities
Deposits	$2,404,366	$2,404,231	$—	$2,404,231	$—
Short-term borrowings	131,557	131,557	—	131,557	—
FHLB and other borrowings	237,518	236,736	—	236,736	—
Subordinated debt	54,508	49,692	—	49,692	—
Trust preferred debentures	37,405	33,054	—	33,054	—
Accrued interest payable	1,045	1,045	—	1,045	—

The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825):

Cash and due from banks and federal funds sold.  The carrying amounts are assumed to be the fair value because of the liquidity of these instruments.

Investment securities available for sale.  Investment securities available for sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on investment securities available for sale are reported as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). During the year ended December 31, 2016, $6.7 million of corporate securities and $2,000 of non-agency mortgage backed securities were transferred from Level 2 to Level 3 because observable market inputs were not available and the securities were not actively traded; therefore, the fair value was determined utilizing third-party valuation services through consensus pricing. There were no investment securities available for sale transferred from Level 2 to Level 3 during the year ended December 31, 2017.

Investment securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. The significant unobservable input used in the fair value measurement of Level 3 corporate securities is net market price (range of -2.5% to 2.5%; weighted average of 1.5%). Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Net market price generally increases when market interest rates decline and declines when market interest rates increase.

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

Impaired loans.  Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. The loan balances shown in the above tables represent nonaccrual and restructured loans for which impairment was recognized during the years ended December 31, 2017 and 2016. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during those same years.

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

Assets held for sale.  Assets held for sale represent the fair value of the banking facilities that are expected to be sold as a result of the branch network optimization plan that was announced in November 2016, as further discussed in Note 6 to the consolidated financial statements. The fair value of the assets held for sale was based on estimated market prices from independently prepared current appraisals. Such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis.

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

Note 22 – Commitments, Contingencies and Credit Risk

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal actions, which are not reflected in the consolidated financial statements. No material losses are anticipated as a result of these actions or claims.

We are obligated under noncancelable operating leases for office space and other commitments. Certain leases contain escalation clauses providing for increased rental payments based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases included in occupancy and equipment expense was approximately $2.7 million, $2.4 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The projected minimum rental payments under the terms of the leases as of December 31, 2017 are as follows (in thousands):

Amount
Year ending December 31:
2018	$2,743
2019	2,460
2020	2,152
2021	2,039
2022	1,793
Thereafter	3,651
Total estimated lease payments	$14,838

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Commitments to extend credit	$568,356	$483,345
Financial guarantees – standby letters of credit	142,189	89,233

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2017 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $17,000, $83,000 and $63,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The liability for unresolved repurchase demands totaled $371,000 and $329,000 at December 31, 2017 and 2016, respectively.

Note 23 – Segment Information

Our business segments are defined as Banking, Commercial FHA Origination and Servicing, and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment leasing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The commercial FHA origination and servicing segment provides for the origination and servicing of government sponsored mortgages for multifamily and healthcare facilities. The other segment includes the operating results of the parent company, our wealth management business unit, our captive insurance business unit, and the elimination of intercompany transactions. Wealth management activities consist of trust and fiduciary services, brokerage, investment advisory services and retirement planning services.

Selected business segment financial information as of and for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

		Commercial FHA
		Origination and
	Banking	Servicing	Other	Total
December 31, 2017
Net interest income (expense)	$135,974	$312	$(6,624)	$129,662
Provision for loan losses	9,556	—	—	9,556
Noninterest income	32,223	18,570	8,569	59,362
Noninterest expense	127,981	13,729	11,287	152,997
Income (loss) before income taxes (benefit)	30,660	5,153	(9,342)	26,471
Income taxes (benefit)	17,102	(1,033)	(5,654)	10,415
Net income (loss)	$13,558	$6,186	$(3,688)	$16,056
Total assets	$4,403,517	$99,685	$(90,501)	$4,412,701

December 31, 2016
Net interest income (expense)	$109,950	$1,003	$(5,699)	$105,254
Provision for loan losses	5,591	—	—	5,591
Noninterest income	47,646	22,979	1,432	72,057
Noninterest expense	100,053	15,104	6,132	121,289
Income (loss) before income taxes (benefit)	51,952	8,878	(10,399)	50,431
Income taxes (benefit)	17,129	3,332	(1,572)	18,889
Net income (loss)	$34,823	$5,546	$(8,827)	$31,542
Total assets	$3,225,765	$129,943	$(121,985)	$3,233,723

December 31, 2015
Net interest income (expense)	$107,825	$1,762	$(4,680)	$104,907
Provision for loan losses	11,127	—	—	11,127
Noninterest income	34,751	20,148	4,583	59,482
Noninterest expense	95,795	16,232	5,820	117,847
Income (loss) before income taxes (benefit)	35,654	5,678	(5,917)	35,415
Income taxes (benefit)	10,626	2,271	(1,806)	11,091
Net income (loss)	$25,028	$3,407	$(4,111)	$24,324
Total assets	$2,886,539	$89,242	$(90,957)	$2,884,824

Note 24 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new branch facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the years ended December 31, 2017, 2016 and 2015, the Company paid $20,000, $161,000 and $1.8 million, respectively, for work on various projects.

A former member of our board of directors had an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities as of December 31, 2017. During the years ended December 31, 2017, 2016 and 2015, the Company paid rent on these properties of $719,000, $706,000 and $693,000, respectively.

A member of our board of directors is an executive and board member of a company we utilize for relationship and marketplace studies. During the year ended December 31, 2017, the Company paid $116,000 for these services.

Note 25 – Parent Company Only Financial Information

The following tables present condensed financial information for Midland States Bancorp, Inc.:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2017	2016
Assets:
Cash	$60,424	$38,803
Investment in common stock of subsidiaries	563,541	380,474
Accrued income taxes receivable	3,300	17
Other assets	2,303	2,047
Total assets	$629,568	$421,341
Liabilities:
Subordinated debt	$93,972	$54,508
Trust preferred debentures	45,379	37,405
Other borrowings	37,294	—
Deferred tax liabilities, net	252	5,037
Other liabilities	3,126	2,621
Total liabilities	180,023	99,571
Shareholders’ equity	449,545	321,770
Total liabilities and shareholders’ equity	$629,568	$421,341

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2017	2016	2015
Dividends from subsidiaries	$19,500	$—	$14,500
Other income	4	428	1,070
Interest expense	(7,162)	(5,699)	(4,680)
Other expense	(1,295)	(1,130)	(132)
Income (loss) before income taxes and equity in undistributed (loss) income of subsidiaries	11,047	(6,401)	10,758
Income tax benefit	6,080	1,687	1,806
Income before income taxes	17,127	(4,714)	12,564
Equity in undistributed (loss) income of subsidiaries	(1,071)	36,256	11,760
Net income	$16,056	$31,542	$24,324

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$16,056	$31,542	$24,324
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	1,071	(36,256)	(11,760)
Amortization of restricted stock awards	836	555	517
Compensation expense for stock option grants	548	492	413
Change in other assets	(3,226)	4,237	(3,559)
Change in other liabilities	1,649	225	(8,426)
Net cash provided by operating activities	16,934	795	1,509
Cash flows from investing activities:
Net cash paid in acquisition	(60,457)	—	(20,053)
Capital injection to subsidiaries	(350)	(25,250)	(30,000)
Net cash used in investing activities	(60,807)	(25,250)	(50,053)
Cash flows from financing activities:
Payment made on subordinated debt	—	(8,000)	—
Proceeds from issuance of subordinated debt, net of issuance costs	39,354	—	55,325
Proceeds from other borrowings, net of issuance costs	39,964	—	—
Payments made on other borrowings	(2,857)	—	(14,000)
Cash dividends paid on preferred stock	(184)	(9,853)	(7,692)
Cash dividends paid on common stock	(14,008)	—	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	71,475	—
Proceeds from issuance of common stock under employee benefit plans	3,225	1,318	470
Net cash provided by financing activities	65,494	54,940	34,103
Net increase (decrease) in cash	21,621	30,485	(14,441)
Cash:
Beginning of year	38,803	8,318	22,759
End of year	$60,424	$38,803	$8,318

Note 26 – Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2017 and 2016 (in thousands, except for per share data):

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$31,839	$34,528	$43,246	$43,500
Interest expense	4,378	5,128	6,481	7,464
Net interest income	27,461	29,400	36,765	36,036
Provision for loan losses	1,533	458	1,489	6,076
Net interest income after provision for loan losses	25,928	28,942	35,276	29,960
Noninterest income	16,342	13,619	15,403	13,998
Noninterest expense	30,797	37,645	48,363	36,192
Income before income taxes	11,473	4,916	2,316	7,766
Income taxes	2,983	1,377	280	5,775
Net income	8,490	3,539	2,036	1,991
Preferred stock dividends	—	19	27	37
Net income available to common shareholders	$8,490	$3,520	$2,009	$1,954
Per common share data:
Basic earnings per common share	$0.54	$0.21	$0.10	$0.10
Diluted earnings per common share	0.52	0.20	0.10	0.10

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$27,967	$32,115	$31,186	$29,981
Interest expense	3,926	4,126	3,921	4,022
Net interest income	24,041	27,989	27,265	25,959
Provision for loan losses	1,125	629	1,392	2,445
Net interest income after provision for loan losses	22,916	27,360	25,873	23,514
Noninterest income	12,618	14,016	14,937	30,486
Noninterest expense	27,638	30,904	28,657	34,090
Income before income taxes	7,896	10,472	12,153	19,910
Income taxes	2,777	3,683	4,102	8,327
Net income	$5,119	$6,789	$8,051	$11,583
Per common share data:
Basic earnings per common share	$0.43	$0.51	$0.51	$0.74
Diluted earnings per common share	0.42	0.50	0.51	0.72

Note 27 – Subsequent Events

Acquisition of Alpine Bancorporation, Inc. – Completed on February 28, 2018

On February 28, 2018, the Company completed its acquisition of Alpine Bancorporation, Inc. (“Alpine”) and its banking subsidiary, Alpine Bank, which operates 19 locations in northern Illinois, for total consideration of $173.2 million. Consideration transferred by the Company consisted of $33.3 million in cash and 4,463,200 shares of the Company’s common stock. The final fair values of assets and liabilities are not yet available.  As of December 31, 2017, Alpine had total assets of $1.24 billion, gross loans of $824.6 million and total deposits of $1.10 billion.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair values of identifiable assets acquired and liabilities assumed.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A – Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our President and Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting.  Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

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

Item 9B –  Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Item 11 – Executive Compensation

This information can be found in the sections titled “Executive Compensation” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2017. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 17 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	1,015,675	$18.03	14,496
Equity compensation plans not approved by shareholders (3)	153,081	29.58	729,597
Total	1,168,756	$19.54	744,093

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)

Column (a) includes outstanding stock options and restricted stock units granted from the Third Amendment and Restatement of Midland States Bancorp, Inc. 1999 Stock Option Plan, the Midland States Bancorp, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, and the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan. Column (c) reflects the remaining share reserve under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan attributable to the initial 1,000,000 shares reserved for issuance.

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

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Item 13 –Certain Relationships and Related Transactions, and Director Independence

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

This information can be found in the section titled “Proposal 3 – Ratification of the Appointment of Crowe Horwath LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Income – Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows – Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All schedules are omitted as such information is inapplicable or is included in the financial statements.

(3)	Exhibits:

The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of October 16, 2017, among Midland States Bancorp, Inc., Peak Midland Acquisition, LLC and Alpine Bancorporation, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2017).†

2.2

Agreement and Plan of Merger, dated as of January 26, 2017, Midland States Bancorp, Inc., Sentinel Acquisition, LLC and Centrue Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2017).†

2.3

Agreement and Plan of Merger, dated April 7, 2014, among Midland States Bancorp, Inc., HB Acquisition LLC and Love Savings Holding Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

2.4

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

3.2

Statement of Resolution Establishing Series of Series G Preferred Stock of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

3.3

Statement of Resolution Establishing Series of Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

3.4	By-laws of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

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

10.5*

Amendment No. 1 to Transitional Employment Agreement, dated as of December 15, 2017, between Midland States Bancorp, Inc., Midland States Bank and Leon J. Holschbach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017).

10.6*

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

10.8*

Amendment No. 2 to Employment Agreement, dated as of December 15, 2017, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017).

10.9*

Employment Agreement, dated as of December 1, 2010, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.10*

Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017).

10.11*

Midland States Bancorp, Inc. Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.12*

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

10.14*

Deferred Compensation Plan for Directors and Executives of Midland States Bancorp, Inc. (as amended and restated effective December 31, 2015) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.15*

First Amendment to the Deferred Compensation Plan for Directors and Executives of Midland States Bancorp, Inc. (as amended and restated effective December 31, 2015) dated August 15, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

10.16*

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

10.18*

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

10.20*	Midland States Bancorp, Inc. Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2017).

10.21*

Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (amended May 3, 2016), as amended  (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.22

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

10.23*

Employment Agreement, dated as of November 7, 2016, between Midland States Bancorp, Inc., Midland States Bank and Kevin L. Thompson (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017).

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

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends – filed herewith.

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

23.1	Consent of Crowe Horwath LLP – filed herewith.

23.2	Consent of KPMG LLP – filed herewith.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

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

Midland States Bancorp, INC.
Date: March 6, 2018	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	John M. Schultz	Chairman of the Board of Directors	March 6, 2018
John M. Schultz

/s/	Leon J. Holschbach	Director, Vice Chairman,	March 6, 2018
	Leon J. Holschbach	Chief Executive Officer
(Principal Executive Officer)

/s/	Jeffrey G. Ludwig	President and	March 6, 2018
	Jeffrey G. Ludwig	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/	Deborah A. Golden	Director	March 6, 2018
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	March 6, 2018
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	March 6, 2018
Jeffrey M. McDonnell

/s/	Dwight A. Miller	Director	March 6, 2018
Dwight A. Miller

/s/	Richard T. Ramos	Director	March 6, 2018
Richard T. Ramos

/s/	Robert F. Schultz	Director	March 6, 2018
Robert F. Schultz

/s/	Thomas D. Shaw	Director	March 6, 2018
Thomas D. Shaw

/s/	Jeffrey C. Smith	Director	March 6, 2018
Jeffrey C. Smith