Form 10-Q
period 2018-03-31
Midland States Bancorp, Inc.
filed 2018-05-10
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of April 30, 2018, the Registrant had 23,630,712 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and due from banks	$330,233	$214,519
Federal funds sold	950	683
Cash and cash equivalents	331,183	215,202
Investment securities, at fair value	738,172	450,525
Loans	4,029,150	3,226,678
Allowance for loan losses	(17,704)	(16,431)
Total loans, net	4,011,446	3,210,247
Loans held for sale, at fair value	25,267	50,089
Premises and equipment, net	95,332	76,162
Other real estate owned	5,059	5,708
Nonmarketable equity securities	38,868	34,796
Accrued interest receivable	15,048	11,715
Mortgage servicing rights, at lower of cost or fair value	56,427	56,352
Mortgage servicing rights held for sale	3,962	10,176
Intangible assets	46,473	16,932
Goodwill	155,674	98,624
Cash surrender value of life insurance policies	136,766	113,366
Accrued income taxes receivable	7,910	8,358
Deferred tax assets, net	8,032	12,024
Other assets	47,753	42,425
Total assets	$5,723,372	$4,412,701
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,037,710	$724,443
Interest-bearing	3,196,105	2,406,646
Total deposits	4,233,815	3,131,089
Short-term borrowings	130,693	156,126
FHLB advances and other borrowings	587,493	496,436
Subordinated debt	94,013	93,972
Trust preferred debentures	47,443	47,330
Accrued interest payable	4,768	2,531
Other liabilities	39,762	35,672
Total liabilities	5,137,987	3,963,156

Shareholders’ Equity:
Preferred stock, Series H, $2 par value; $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	2,923	2,970
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,612,430 and 19,122,049 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	236	191
Capital surplus	470,937	330,148
Retained earnings	112,009	114,478
Accumulated other comprehensive (loss) income	(720)	1,758
Total shareholders’ equity	585,385	449,545
Total liabilities and shareholders’ equity	$5,723,372	$4,412,701

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans:
Taxable	$41,031	$28,073
Tax exempt	467	317
Loans held for sale	428	769
Investment securities:
Taxable	2,643	1,239
Tax exempt	1,016	912
Nonmarketable equity securities	399	218
Federal funds sold and cash investments	521	311
Total interest income	46,505	31,839
Interest expense:
Deposits	4,117	2,386
Short-term borrowings	124	80
FHLB advances and other borrowings	1,871	566
Subordinated debt	1,514	873
Trust preferred debentures	694	473
Total interest expense	8,320	4,378
Net interest income	38,185	27,461
Provision for loan losses	2,006	1,533
Net interest income after provision for loan losses	36,179	25,928
Noninterest income:
Commercial FHA revenue	3,330	6,695
Residential mortgage banking revenue	1,418	2,916
Wealth management revenue	4,182	2,872
Service charges on deposit accounts	1,967	892
Interchange revenue	2,090	977
Gain on sales of investment securities, net	65	67
Gain on sales of other real estate owned	307	36
Other income	3,246	1,875
Total noninterest income	16,605	16,330
Noninterest expense:
Salaries and employee benefits	28,395	17,115
Occupancy and equipment	4,252	3,184
Data processing	4,288	2,796
FDIC insurance	548	370
Professional	4,499	2,992
Marketing	1,206	642
Communications	1,547	546
Loan expense	522	420
Other real estate owned	90	412
Amortization of intangible assets	1,675	525
Other expense	2,580	1,783
Total noninterest expense	49,602	30,785
Income before income taxes	3,182	11,473
Income taxes	1,376	2,983
Net income	1,806	8,490
Preferred stock dividends	36	—
Net income available to common shareholders	$1,770	$8,490
Per common share data:
Basic earnings per common share	$0.08	$0.54
Diluted earnings per common share	$0.08	$0.52
Weighted average common shares outstanding	20,901,738	15,736,412
Weighted average diluted common shares outstanding	21,351,511	16,351,637

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$1,806	$8,490
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(3,337)	768
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(65)	(67)
Income tax effect	924	(273)
Change in investment securities available for sale, net of tax	(2,478)	428
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	—	(25)
Income tax effect	—	10
Change in investment securities held to maturity, net of tax	—	(15)
Other comprehensive (loss) income, net of tax	(2,478)	413
Total comprehensive (loss) income	$(672)	$8,903

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	income (loss)	equity
Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	1,806	—	1,806
Compensation expense for stock option grants	—	—	124	—	—	124
Amortization of restricted stock awards	—	—	309	—	—	309
Preferred dividends declared	—	—	—	(83)	—	(83)
Preferred stock, premium amortization	(47)	—	—	47	—	—
Common dividends declared ($0.22 per share)	—	—	—	(4,239)	—	(4,239)
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Issuance of common stock under employee benefit plans	—	—	480	—	—	480
Other comprehensive loss	—	—	—	—	(2,478)	(2,478)
Balances, March 31, 2018	$2,923	$236	$470,937	$112,009	$(720)	$585,385

Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	8,490	—	8,490
Compensation expense for stock option grants	—	—	132	—	—	132
Amortization of restricted stock awards	—	—	189	—	—	189
Common dividends declared ($0.20 per share)	—	—	—	(3,129)	—	(3,129)
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,712	—	—	3,713
Issuance of common stock under employee benefit plans	—	2	2,753	—	—	2,755
Other comprehensive income	—	—	—	—	413	413
Balances, March 31, 2017	$—	$158	$216,498	$117,874	$(197)	$334,333

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF  CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,806	$8,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,006	1,533
Depreciation on premises and equipment	1,454	1,116
Amortization of intangible assets	1,675	525
Compensation expense for stock option grants	124	132
Amortization of restricted stock awards	309	189
Increase in cash surrender value of life insurance	(822)	(580)
Investment securities amortization, net	689	296
Gain on sales of investment securities, net	(65)	(67)
Gain on sales of other real estate owned	(307)	(36)
Impairment of other real estate owned	—	171
Origination of loans held for sale	(122,749)	(221,782)
Proceeds from sales of loans held for sale	154,020	257,560
Proceeds from sales of mortgage servicing rights held for sale	10,176	—
Gain on loans sold and held for sale	(3,951)	(8,627)
Amortization of mortgage servicing rights	863	1,374
Impairment of mortgage servicing rights	133	76
Net change in operating assets and liabilities:
Accrued interest receivable	1,081	439
Accrued interest payable	1,698	940
Accrued income taxes receivable	448	2,934
Other assets	(284)	5,321
Other liabilities	(429)	(2,390)
Net cash provided by operating activities	47,875	47,614
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(17,389)	(113,222)
Sales	1,609	3,058
Maturities and payments	26,022	97,709
Investment securities held to maturity:
Purchases	—	(2,486)
Maturities	—	4,790
Net increase in loans	(13,051)	(136,525)
Proceeds from sale of premises and equipment	186	85
Purchases of premises and equipment	(1,373)	(1,347)
Purchases of nonmarketable equity securities	(7,610)	(4,156)
Sales of nonmarketable equity securities	5,576	3,594
Proceeds from sales of other real estate owned	1,621	540
Net cash acquired in acquisition	36,153	12
Net cash provided by (used in) investing activities	31,744	(147,948)
Cash flows from financing activities:
Net (decrease) increase in deposits	(7,299)	123,110
Net decrease in short-term borrowings	(25,433)	(7,522)
Proceeds from FHLB borrowings	217,000	142,357
Payments made on FHLB borrowings	(144,064)	(129,857)
Cash dividends paid on preferred stock	(83)	—
Cash dividends paid on common stock	(4,239)	(3,129)
Proceeds from issuance of common stock under employee benefit plans	480	2,755
Net cash provided by financing activities	36,362	127,714
Net increase in cash and cash equivalents	$115,981	$27,380
Cash and cash equivalents:
Beginning of period	$215,202	$190,716
End of period	$331,183	$218,096
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$6,083	$3,438
Income tax paid	29	5
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$346	$961

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1 – Business Description

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation (“Love Funding”), based in Washington, D.C. Our commercial equipment leasing and finance business, which operates on a nationwide basis, was formerly conducted through our subsidiary, Heartland Business Credit Corporation (“Business Credit”), based in Denver, Colorado, and beginning in January 2018, was brought directly into the Bank as Midland Equipment Finance.

On February 28, 2018, we completed the acquisition of Alpine Bancorporation, Inc. (“Alpine”) and its banking subsidiary, Alpine Bank & Trust Co. (“Alpine Bank”), as more fully described in Note 3 to the consolidated financial statements. Through the Alpine acquisition, we greatly expanded our commercial and retail banking presence in northern Illinois.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2018. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2017 amounts have been made to conform to the 2018 presentation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Impact of Recently Issued Accounting Standards

FASB Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” – In May 2014, the Financial Accounting Standards Board (the “FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively referred to as Topic 606) on January 1, 2018. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net are also not in scope of the new guidance. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The impact of applying this standard to the Company’s consolidated financial statements was determined to be immaterial because the Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09 did not change significantly from current practice. Entities have the option of using either a full retrospective or modified retrospective transition method to adopt ASU 2014-09. We elected to implement this standard using the modified retrospective approach, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Since the impact of applying the standard was determined to be immaterial, the Company did not record a cumulative effect adjustment to beginning retained earnings on January 1, 2018. See “Note 18 – Revenue from Contracts with Customers” for further discussion on the Company’s policies for revenue sources within the scope of Topic 606.

FASB ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” – In January 2016, the FASB issued this standard, which is intended to improve the recognition and measurement of financial instruments. This standard, among other things: (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In addition, the Company now classifies equity securities, at fair value, separately from available for sale securities, at fair value. No impairment was recognized on equity securities as of January 1, 2018. In accordance with (iv) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see “Note 14 – Fair Value of Financial Instruments”).

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

FASB ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, ASU 2018-02 was issued following the enactment of the Tax Cuts and Jobs Act, which changed the Company’s federal income tax rate from 35% to 21%.  This standard allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The standard is effective for periods beginning after December 15, 2018 although early adoption is permitted.  The impact of this ASU on the Company’s consolidated financial statements is not material.

FASB ASU 2017-02, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” – In August 2017, the FASB issued this standard the objectives of which are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. This standard is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this standard to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

Note 3 – Acquisitions

Alpine Bancorporation, Inc.

On February 28, 2018, the Company completed its acquisition of Alpine and its banking subsidiary, Alpine Bank, which operates 19 locations in northern Illinois, and which the Company intends to merge into the Bank. In the aggregate, the Company acquired Alpine for consideration valued at approximately $173.2 million, which consisted of approximately $33.3 million in cash and the issuance of 4,463,200 shares of the Company’s common stock. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $11.6 million of transaction and integration costs associated with the acquisition have been expensed during 2017 and the first quarter of 2018, and remaining integration costs will be expensed in future periods as incurred.

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue Financial Corporation (“Centrue”) and its banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. In the aggregate, the Company acquired Centrue for consideration valued at approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Transaction and integration costs of $1.1 million and $16.0 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, were expensed as incurred.

Under the acquisition method of accounting, the consideration paid is allocated to net tangible and intangible assets based on current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the consideration paid for the acquisitions is allocated as follows:

(dollars in thousands)	Alpine	Centrue
Assets acquired:
Cash and cash equivalents	$69,459	$42,461
Investment securities, at fair value	301,800	149,013
Loans	790,865	679,582
Loans held for sale	3,416	531
Premises and equipment	19,283	17,147
Other real estate owned	53	4,983
Nonmarketable equity securities	2,038	8,168
Accrued interest receivable	4,414	2,376
Mortgage servicing rights	—	1,933
Mortgage servicing rights held for sale	3,942	—
Intangible assets	31,216	11,070
Cash surrender value of life insurance policies	22,578	36,349
Deferred tax assets, net	—	34,339
Other assets	4,840	2,256
Total assets acquired	1,253,904	990,208
Liabilities assumed:
Deposits	1,110,025	739,867
Short-term borrowings	—	14,434
FHLB advances and other borrowings	18,127	95,332
Trust preferred debentures	—	7,565
Accrued interest payable	539	275
Deferred tax liabilities, net	4,284	—
Other liabilities	4,667	3,600
Total liabilities assumed	1,137,642	861,073
Net assets acquired	116,262	129,135
Goodwill	56,965	47,444
Total consideration paid	$173,227	$176,579

Intangible assets:
Core deposit intangible	$24,116	$11,070
Customer relationship intangible	7,100	—
Total Intangible assets	$31,216	$11,070
Estimated useful lives:
Core deposit intangible	6 years	8 years
Customer relationship intangible	13 years	N/A

Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

Goodwill arising from the acquisitions consists largely of the synergies and economies of scale expected from combining the operations of Alpine and Centrue into the Company. The goodwill is assigned as part of the Company’s banking reporting unit. The portion of the consideration paid allocated to goodwill will not be deductible for tax purposes.

The identifiable assets acquired from Alpine and Centrue included core deposit intangibles and customer relationship intangibles, which are being amortized on an accelerated basis as shown above.

Acquired loan data for Alpine and Centrue can be found in the table below:

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
(dollars in thousands)	at Acquisition Date	at Acquisition Date	to be Collected
Alpine:
Acquired receivables subject to ASC 310-30	$32,276	$40,025	$6,907
Acquired receivables not subject to ASC 310-30	758,589	766,613	4,717
Centrue:
Acquired receivables subject to ASC 310-30	$11,381	$20,523	$7,227
Acquired receivables not subject to ASC 310-30	668,201	821,338	4,835

The following table provides the unaudited pro forma information for the results of operations for three months ended March 31, 2018 and 2017, as if the acquisition of Alpine had occurred on January 1, 2017. The pro forma results combine the historical results of Alpine with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2017. No assumptions have been applied to the pro forma results of operations regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of March 31, 2018 are included in net income in the table below. Acquisition related expenses that were recognized and are included in the pro forma net income for the three months ended March 31, 2018 totaled $10.7 million on a pre-tax basis.

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2018	2017
Revenue(1)	$66,803	$69,357
Net income	3,278	10,608
Diluted earnings per common share	0.13	$0.44

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

Note 4 – Investment Securities

Debt Securities

Investment securities classified as available for sale as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
U.S. Treasury securities	$40,055	$13	$422	$39,646
Government sponsored entity debt securities	87,712	39	686	87,065
Agency mortgage-backed securities	361,927	622	3,804	358,745
State and municipal securities	179,317	3,327	920	181,724
Corporate securities	58,950	1,126	296	59,780
Total	$727,961	$5,127	$6,128	$726,960

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
U.S. Treasury securities	$28,005	$—	$287	$27,718
Government sponsored entity debt securities	25,445	41	275	25,211
Agency mortgage-backed securities	233,606	882	2,101	232,387
State and municipal securities	99,449	3,632	514	102,567
Corporate securities	58,904	1,087	179	59,812
Total	$445,409	$5,642	$3,356	$447,695

Unrealized losses and fair values for investment securities available for sale as of March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasury securities	$24,620	$394	$4,970	$28	$29,590	$422
Government sponsored entity debt securities	58,637	686	—	—	58,637	686
Agency mortgage-backed securities	219,158	2,939	18,932	865	238,090	3,804
State and municipal securities	43,599	693	5,341	227	48,940	920
Corporate securities	13,379	182	2,444	114	15,823	296
Total	$359,393	$4,894	$31,687	$1,234	$391,080	$6,128

	December 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
U.S. Treasury securities	$19,758	$251	$7,960	$36	$27,718	$287
Government sponsored entity debt securities	24,168	275	—	—	24,168	275
Agency mortgage-backed securities	124,192	1,500	19,530	601	143,722	2,101
State and municipal securities	29,338	331	5,889	183	35,227	514
Corporate securities	5,917	85	3,463	94	9,380	179
Total	$203,373	$2,442	$36,842	$914	$240,215	$3,356

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

At March 31, 2018, 256 investment securities available for sale had unrealized losses with aggregate depreciation of 1.54% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position; therefore, the Company does not consider these securities to be other than temporarily impaired at March 31, 2018.

For the three months ended March 31, 2018 and 2017, the Company did not recognize OTTI losses on its investment securities.

The amortized cost and fair value of the available-for-sale investment securities as of March 31, 2018 are shown by expected maturity in the following table. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(dollars in thousands)	cost	value
Debt securities:
Within one year	$67,297	$67,282
After one year through five years	429,272	427,387
After five years through ten years	187,393	188,330
After ten years	43,999	43,961
Total available for sale securities	$727,961	$726,960

Proceeds from the sale of securities available for sale were $1.6 million for the three months ended March 31, 2018. Gross realized gains from the sale of securities available for sale were $65,000 for the three months ended March 31, 2018.  There were no gross realized losses for the three months ended March 31, 2018.

Proceeds from the sale of securities available for sale were $3.1 million for the three months ended March 31, 2017. Gross realized gains from the sale of securities available for sale were $67,000 for the three months ended March 31, 2017. There were no gross realized losses for the three months ended March 31, 2017.

Equity Securities

The Company held equity securities with fair values of $11.2 million and $2.8 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the Company recognized unrealized gains of $178,000 and unrealized losses of $67,000 on the equity securities held at March 31, 2018, which was recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2018.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans(1)	Total	Loans	Loans(1)	Total
Commercial	$795,431	$7,321	$802,752	$553,257	$2,673	$555,930
Commercial real estate	1,754,827	18,683	1,773,510	1,427,076	12,935	1,440,011
Construction and land development	226,035	8,802	234,837	199,853	734	200,587
Total commercial loans	2,776,293	34,806	2,811,099	2,180,186	16,342	2,196,528
Residential real estate	553,947	16,374	570,321	447,602	5,950	453,552
Consumer	422,266	1,963	424,229	371,286	169	371,455
Lease financing	223,501	—	223,501	205,143	—	205,143
Total loans	$3,976,007	$53,143	$4,029,150	$3,204,217	$22,461	$3,226,678

(1)	The unpaid principal balance for PCI loans totaled $73.6 million and $32.8 million as of March 31, 2018 and December 31, 2017, respectively.

Total loans include net deferred loan fees of $16.9 million and $10.1 million at March 31, 2018 and December 31, 2017, respectively, and unearned discounts of $23.2 million and $20.7 million within the lease financing portfolio at  March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company had commercial and residential loans held for sale totaling $25.3 million and $50.1 million, respectively.  During the three months ended March 31, 2018 and 2017, the Company sold commercial and residential real estate loans with proceeds totaling $154.0 million and $257.6 million, respectively.

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

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $19.9 million and $22.4 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, there were $1.0 million of new loans and other additions, while repayments and other reductions totaled $3.5 million.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$741,523	$1,707,011	$217,907	$2,666,441	$510,928	$1,384,630	$191,872	$2,087,430
Special mention	23,516	18,589	—	42,105	12,290	11,497	—	23,787
Substandard	26,896	11,270	—	38,166	27,718	14,695	—	42,413
Substandard – nonaccrual	2,167	13,945	765	16,877	1,266	12,482	785	14,533
Doubtful	—	—	—	—	—	—	—	—
Not graded	1,329	4,012	7,363	12,704	1,055	3,772	7,196	12,023
Total (excluding PCI)	$795,431	$1,754,827	$226,035	$2,776,293	$553,257	$1,427,076	$199,853	$2,180,186

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$547,961	$422,026	$222,240	$1,192,227	$441,418	$370,999	$203,797	$1,016,214
Impaired	5,986	240	1,261	7,487	6,184	287	1,346	7,817
Total (excluding PCI)	$553,947	$422,266	$223,501	$1,199,714	$447,602	$371,286	$205,143	$1,024,031

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at March 31, 2018 and December 31, 2017 do not include $53.1 million and $22.5 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans:
Commercial	$2,167	$1,266
Commercial real estate	13,945	12,482
Construction and land development	765	785
Residential real estate	5,142	5,204
Consumer	210	234
Lease financing	1,261	1,346
Total nonaccrual loans	23,490	21,317
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	26	2,538
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	99	51
Consumer	30	53
Lease financing	—	—
Total accruing loans contractually past due 90 days or more as to interest or principal payments	155	2,642
Loans modified under troubled debt restructurings:
Commercial	557	299
Commercial real estate	1,496	1,515
Construction and land development	56	58
Residential real estate	745	929
Consumer	—	—
Lease financing	—	—
Total loans modified under troubled debt restructurings	2,854	2,801
Total impaired loans (excluding PCI)	$26,499	$26,760

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2018 and 2017 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $500,000 and $148,000 the three months ended March 31, 2018 and 2017, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $30,000 and $18,000 for the three months ended March 31, 2018 and 2017, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$2,257	$2,323	$1,458	$3,237	$3,297	$526
Commercial real estate	2,049	2,317	180	2,297	3,508	329
Construction and land development	101	101	10	103	102	10
Residential real estate	3,636	4,212	546	4,028	4,705	566
Consumer	198	213	21	266	279	29
Lease financing	1,014	1,014	579	1,064	1,064	345
Total impaired loans with a valuation allowance	9,255	10,180	2,794	10,995	12,955	1,805
Impaired loans with no related valuation allowance:
Commercial	493	3,807	—	866	5,782	—
Commercial real estate	13,392	19,721	—	11,700	17,359	—
Construction and land development	720	760	—	740	780	—
Residential real estate	2,350	2,649	—	2,156	2,380	—
Consumer	42	42	—	21	21	—
Lease financing	247	247	—	282	282	—
Total impaired loans with no related valuation allowance	17,244	27,226	—	15,765	26,604	—
Total impaired loans:
Commercial	2,750	6,130	1,458	4,103	9,079	526
Commercial real estate	15,441	22,038	180	13,997	20,867	329
Construction and land development	821	861	10	843	882	10
Residential real estate	5,986	6,861	546	6,184	7,085	566
Consumer	240	255	21	287	300	29
Lease financing	1,261	1,261	579	1,346	1,346	345
Total impaired loans (excluding PCI)	$26,499	$37,406	$2,794	$26,760	$39,559	$1,805

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $10.9 million and $12.8 million at March 31, 2018 and December 31, 2017, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended March 31, 2018 and 2017 are included in the table below:

	Three Months Ended March 31,
	2018		2017
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$2,291	$10	$3,532	$1
Commercial real estate	2,104	20	2,845	17
Construction and land development	101	1	82	1
Residential real estate	3,579	10	3,494	4
Consumer	208	—	278	—
Lease financing	1,014	—	197	—
Total impaired loans with a valuation allowance	9,297	41	10,428	23
Impaired loans with no related valuation allowance:
Commercial	518	—	828	—
Commercial real estate	13,731	—	16,085	—
Construction and land development	739	—	394	—
Residential real estate	2,370	1	1,271	—
Consumer	42	—	25	—
Lease financing	247	—	485	—
Total impaired loans with no related valuation allowance	17,647	1	19,088	—
Total impaired loans:
Commercial	2,809	10	4,360	1
Commercial real estate	15,835	20	18,930	17
Construction and land development	840	1	476	1
Residential real estate	5,949	11	4,765	4
Consumer	250	—	303	—
Lease financing	1,261	—	682	—
Total impaired loans (excluding PCI)	$26,944	$42	$29,516	$23

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of March 31, 2018:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$2,883	$1,999	$26	$2,167	$7,075	$788,356	$795,431
Commercial real estate	7,927	325	—	13,945	22,197	1,732,630	1,754,827
Construction and land development	503	—	—	765	1,268	224,767	226,035
Residential real estate	1,422	341	99	5,142	7,004	546,943	553,947
Consumer	2,089	1,389	30	210	3,718	418,548	422,266
Lease financing	1,245	15	—	1,261	2,521	220,980	223,501
Total (excluding PCI)	$16,069	$4,069	$155	$23,490	$43,783	$3,932,224	$3,976,007

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of December 31, 2017:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$3,282	$177	$2,538	$1,266	$7,263	$545,994	$553,257
Commercial real estate	3,116	630	—	12,482	16,228	1,410,848	1,427,076
Construction and land development	1,953	—	—	785	2,738	197,115	199,853
Residential real estate	897	632	51	5,204	6,784	440,818	447,602
Consumer	2,824	1,502	53	234	4,613	366,673	371,286
Lease financing	392	—	—	1,346	1,738	203,405	205,143
Total (excluding PCI)	$12,464	$2,941	$2,642	$21,317	$39,364	$3,164,853	$3,204,217

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

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $207,000 and $240,000 as of March 31, 2018 and December 31, 2017, respectively. The Company had no unfunded commitments in connection with TDRs at March 31, 2018 and December 31, 2017.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$557	$—	$557	$299	$—	$299
Commercial real estate	1,496	9,817	11,313	1,515	9,915	11,430
Construction and land development	56	—	56	58	—	58
Residential real estate	745	248	993	929	282	1,211
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,854	$10,065	$12,919	$2,801	$10,197	$12,998

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

During the three months ended March 31, 2018, there were no loans restructured. There were also no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2018.

The following table presents a summary of loans by portfolio that were restructured during the three months ended March 31, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2017:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended March 31, 2017:
Troubled debt restructurings:
Number of loans	1	—	—	—	—	—	1
Pre-modification outstanding balance	$362	$—	$—	$—	$—	$—	$362
Post-modification outstanding balance	353	—	—	—	—	—	353

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are purchased loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Accretion recorded as loan interest income totaled $1.2 million and $2.2 million during the three months ended March 31, 2018 and 2017, respectively.

Accretable yield of PCI loans, or income expected to be collected, is as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance, at beginning of period	$5,732	$9,035
New loans purchased – Alpine acquisition	842	—
Accretion	(1,161)	(2,243)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	660	9
Reclassification from non-accretable	1,154	2,032
Balance, at end of period	$7,227	$8,833

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

Changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018			2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$14,902	$1,529	$16,431	$13,744	$1,118	$14,862
Provision for loan losses	1,871	135	2,006	1,405	128	1,533
Charge-offs	(1,130)	(11)	(1,141)	(1,167)	—	(1,167)
Recoveries	408	—	408	519	58	577
Net loan (charge-offs) recoveries	(722)	(11)	(733)	(648)	58	(590)
Balance, end of period	$16,051	$1,653	$17,704	$14,501	$1,304	$15,805

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended March 31, 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	567	507	(215)	(261)	304	1,104	2,006
Charge-offs	(25)	(160)	—	(36)	(434)	(486)	(1,141)
Recoveries	104	94	25	51	95	39	408
Balance, end of period	$5,902	$5,485	$328	$2,504	$1,309	$2,176	$17,704

Changes in allowance for loan losses for the three months ended March 31, 2017:
Balance, beginning of period	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	70	821	92	30	482	38	1,533
Charge-offs	(9)	(296)	—	(172)	(176)	(514)	(1,167)
Recoveries	53	180	23	55	48	218	577
Balance, end of period	$6,034	$3,930	$460	$2,842	$1,284	$1,255	$15,805

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2018 and December 31, 2017 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
March 31, 2018:

Allowance for loan losses:
Loans individually evaluated for impairment	$1,426	$101	$5	$289	$—	$532	$2,353
Loans collectively evaluated for impairment	32	79	5	257	21	47	441
Non-impaired loans collectively evaluated for impairment	3,892	4,913	308	1,408	1,139	1,597	13,257
Loans acquired with deteriorated credit quality (1)	552	392	10	550	149	—	1,653
Total allowance for loan losses	$5,902	$5,485	$328	$2,504	$1,309	$2,176	$17,704
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$2,455	$14,717	$776	$3,446	$—	$825	$22,219
Impaired loans collectively evaluated for impairment	295	724	45	2,540	240	436	4,280
Non-impaired loans collectively evaluated for impairment	792,681	1,739,386	225,214	547,961	422,026	222,240	3,949,508
Loans acquired with deteriorated credit quality (1)	7,321	18,683	8,802	16,374	1,963	—	53,143
Total recorded investment (loan balance)	$802,752	$1,773,510	$234,837	$570,321	$424,229	$223,501	$4,029,150

December 31, 2017:

Allowance for loan losses:
Loans individually evaluated for impairment	$221	$281	$5	$302	$—	$261	$1,070
Loans collectively evaluated for impairment	305	48	5	264	29	84	735
Non-impaired loans collectively evaluated for impairment	4,230	4,379	504	1,644	1,166	1,174	13,097
Loans acquired with deteriorated credit quality (1)	500	336	4	540	149	—	1,529
Total allowance for loan losses	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$1,285	$13,554	$797	$3,700	$4	$568	$19,908
Impaired loans collectively evaluated for impairment	2,818	443	46	2,484	283	778	6,852
Non-impaired loans collectively evaluated for impairment	549,154	1,413,079	199,010	441,418	370,999	203,797	3,177,457
Loans acquired with deteriorated credit quality (1)	2,673	12,935	734	5,950	169	—	22,461
Total recorded investment (loan balance)	$555,930	$1,440,011	$200,587	$453,552	$371,455	$205,143	$3,226,678

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Land	$19,613	$16,109
Buildings and improvements	79,227	63,837
Furniture and equipment	27,319	25,843
Total	126,159	105,789
Accumulated depreciation	(30,827)	(29,627)
Premises and equipment, net	$95,332	$76,162

Depreciation expense was recorded at $1.5 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

Note 7 – Mortgage Servicing Rights

At March 31, 2018 and December 31, 2017, the Company serviced mortgage loans for others with unpaid principal balances of approximately $5.44 billion and $5.97 billion, respectively. A summary of mortgage loans serviced for others as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial FHA mortgage loans	$4,002,907	$3,976,795
Residential mortgage loans	1,437,854	1,989,785
Total loans serviced for others	$5,440,761	$5,966,580

Changes in our mortgage servicing rights were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Mortgage servicing rights:
Balance, beginning of period	$60,383	$71,710
Servicing rights capitalized – commercial FHA mortgage loans	1,001	1,481
Servicing rights capitalized – residential mortgage loans	70	518
Amortization – commercial FHA mortgage loans	(676)	(639)
Amortization – residential mortgage loans	(187)	(735)
Other-than-temporary impairment - residential mortgage loans	(777)	—
Balance, end of period	59,814	72,335
Valuation allowances:
Balance, beginning of period	4,031	3,702
Additions	133	188
Reductions	—	(112)
Other-than-temporary impairment - residential mortgage loans	(777)	—
Balance, end of period	3,387	3,778
Mortgage servicing rights, net	$56,427	$68,557
Fair value:
At beginning of period	$56,352	$68,008
At end of period	$57,051	$68,557

During 2017, the Company transferred $14.2 million of residential mortgage servicing rights, net of valuation allowance, to mortgage servicing rights held for sale. The sale was completed on January 2, 2018.

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at March 31, 2018 and December 31, 2017. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
(dollars in thousands)	Fee	Rate	Maturity	Rate	Cost	Rate
March 31, 2018:
Commercial FHA mortgage loans	0.13%	3.66%	30.3	8.26%	$1,000	11.02%
Residential mortgage loans	0.27%	3.93%	22.1	8.66%	$76	11.03%

December 31, 2017:
Commercial FHA mortgage loans	0.12%	3.67%	30.3	8.27%	$1,000	11.02%
Residential mortgage loans	0.26%	3.93%	23.2	11.52%	$71	10.09%

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

Note 8 – Goodwill and Intangible Assets

At March 31, 2018 and December 31, 2017, goodwill totaled $155.7 million and $98.6 million, respectively, reflecting an increase of approximately $57.0 million as a result of the acquisition of Alpine on February 28, 2018, as further discussed in Note 3 to the consolidated financial statements.

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$55,728	$(20,445)	$35,283	$31,612	$(18,943)	$12,669
Customer relationship intangibles	14,571	(3,381)	11,190	7,471	(3,208)	4,263
Total intangible assets	$70,299	$(23,826)	$46,473	$39,083	$(22,151)	$16,932

In conjunction with the acquisition of Alpine on February 28, 2018, we recorded $24.1 million of core deposit intangibles and $7.1 million of customer relationship intangibles, which are being amortized on an accelerated basis over an estimated useful life of six years and 13 years, respectively, as further discussed in Note 3 to the consolidated financial statements.

Amortization of intangible assets was $1.7 million and $525,000 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at March 31, 2018 and December 31, 2017:

	Notional Amount		Fair Value Gain
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2018	2017	2018	2017
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$372,726	$345,152	$6,380	$6,331
Forward commitments to sell mortgage-backed securities	350,157	372,824	5	31
Total	$722,883	$717,976	$6,385	$6,362

	Notional Amount		Fair Value Loss
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2018	2017	2018	2017
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$6,780	$—	$19	$—

Net gains of $53,000 and $1.5 million were recognized on derivative instruments for the three months ended March 31, 2018 and 2017. Net gains and losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.9 million at March 31, 2018 and $10.0 million at December 31, 2017. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $219,000 at March 31, 2018 and $17,000 at December 31, 2017, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Noninterest-bearing demand	$1,037,710	$724,443
Interest-bearing:
Checking	993,253	785,934
Money market	840,415	646,426
Savings	466,887	281,212
Time	895,550	693,074
Total deposits	$4,233,815	$3,131,089

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of March 31, 2018 and December 31, 2017:

	Repurchase Agreements
	March 31,	December 31,
(dollars in thousands)	2018	2017
Outstanding at period-end	$130,693	$156,126
Average amount outstanding	148,703	163,461
Maximum amount outstanding at any month end	173,387	196,278
Weighted average interest rate:
During period	0.34%	0.23%
End of period	0.31%	0.28%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $129.7 million and $157.2 million at March 31, 2018 and December 31, 2017, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $74.5 million and $32.5 million at March 31, 2018 and December 31, 2017, respectively, from the Federal Reserve Discount Window. The lines are collateralized by collateral agreements totaling $74.5 million and $36.5 million at March 31, 2018 and December 31, 2017, respectively. There were no outstanding borrowings at March 31, 2018 and December 31, 2017.

At March 31, 2018, the Company had federal funds lines of credit totaling $97.5 million. The lines of credit were unused at March 31, 2018.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 3.94% and 3.63% at March 31, 2018 and December 31, 2017, respectively, – maturing through May 25, 2020	$37,117	$37,113
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $177.0 million and $145.0 million, at rates averaging 1.54% and 1.35% at March 31, 2018 and December 31, 2017, respectively – maturing through June 2021, putable fixed rate of $305.0 million at rates averaging 1.29% at both March 31, 2018 and December 31, 2017 – maturing through December 2024 with call provisions through December 2020, and callable fixed rate of $50.0 million, at a rate of 2.56% at March 31, 2018, maturing in May 2019	532,126	450,137
FHLB advances – variable rate, fixed term, at rates averaging 1.20% at December 31, 2017 – matured in March 2018	—	9,000
Other	2	5
Alpine Bank
FHLB advances - fixed rate, fixed term, at rates averaging 2.33% at March 31, 2018 - maturing through February 2023.	18,067	—
Total FHLB advances and other borrowings	$587,493	$496,436

In 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The revolving line of credit matures on May 24, 2018 and has a variable rate of interest equal to one-month LIBOR plus 2.00%. There were no advances made on the line of credit as of March 31, 2018. The term loan matures on May 25, 2020 and has a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2017, the Company was required to begin making quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Company’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At March 31, 2018, the Company was in compliance with each of these financial covenants.

The Bank’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.01 billion and $1.86 billion at March 31, 2018 and December 31, 2017, respectively.

Note 13 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock) and common stock warrants. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2018	2017
Net income	$1,806	$8,490
Preferred stock dividends	(83)	—
Amortization of preferred stock premium	47	—
Net income available to common equity	1,770	8,490
Common shareholder dividends	(4,208)	(3,109)
Unvested restricted stock award dividends	(31)	(20)
Undistributed earnings to unvested restricted stock awards	—	(32)
Undistributed earnings to common shareholders	$(2,469)	$5,329
Basic
Distributed earnings to common shareholders	$4,208	$3,109
Undistributed earnings to common shareholders	(2,469)	5,329
Total common shareholders earnings, basic	$1,739	$8,438
Diluted
Distributed earnings to common shareholders	$4,208	$3,109
Undistributed earnings to common shareholders	(2,469)	5,329
Total common shareholders earnings	1,739	8,438
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	1
Total common shareholders earnings, diluted	$1,739	$8,439
Weighted average common shares outstanding, basic	20,901,738	15,736,412
Options and warrants	449,773	615,225
Weighted average common shares outstanding, diluted	21,351,511	16,351,637
Basic earnings per common share	$0.08	$0.54
Diluted earnings per common share	0.08	0.52

Note 14 – Fair Value of Financial Instruments

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of March 31, 2018 and December 31, 2017, are summarized below:

	March 31, 2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$39,646	$39,646	$—	$—
Government sponsored entity debt securities	87,065	—	87,065	—
Agency mortgage-backed securities	358,745	—	358,745	—
State and municipal securities	181,724	—	181,724	—
Corporate securities	59,780	—	54,993	4,787
Equity securities	11,212	—	11,212	—
Loans held for sale	25,267	—	25,267	—
Interest rate lock commitments	6,380	—	6,380	—
Forward commitments to sell mortgage-backed securities	5	—	5	—
Interest rate swap contracts	219	—	219	—
Total	$770,043	$39,646	$725,610	$4,787
Liabilities
Forward commitments to sell mortgage-backed securities	$19	$—	$19	$—
Interest rate swap contracts	219	—	219	—
Total	$238	$—	$238	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$56,427	$—	$—	$56,427
Mortgage servicing rights held for sale	3,962	3,962	—	—
Impaired loans	2,888	—	1,209	1,679

	December 31, 2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level) 3
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$27,718	$27,718	$—	$—
Government sponsored entity debt securities	25,211	—	25,211	—
Agency mortgage-backed securities	232,387	—	232,387	—
State and municipal securities	102,567	—	102,567	—
Corporate securities	59,812	—	55,033	4,779
Equity securities	2,830	—	2,830	—
Loans held for sale	50,089	—	50,089	—
Interest rate lock commitments	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	—	31	—
Interest rate swap contracts	17	—	17	—
Total	$506,993	$27,718	$474,496	$4,779
Liabilities
Interest rate swap contracts	$17	$—	$17	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$56,352	$—	$—	$56,352
Mortgage servicing rights held for sale	10,176	10,176	—	—
Impaired loans	9,385	—	7,631	1,754
Other real estate owned	801	—	801	—
Assets held for sale	3,358	—	3,358	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Mortgage servicing rights	$133	$76
Impaired loans	875	350
Other real estate owned	—	171
Total loss on assets measured on a nonrecurring basis	$1,008	$597

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

Corporate
(dollars in thousands)	Securities
Balance, beginning of period	$4,779
Total realized in earnings (1)	56
Total unrealized in other comprehensive income	—
Net settlements (principal and interest)	(48)
Balance, end of period	$4,787

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

		Non-Agency
	Corporate	Mortgage-Backed
(dollars in thousands)	Securities	Securities
Balance, beginning of period	$7,480	$1
Total realized in earnings (1)	95	—
Total unrealized in other comprehensive income	245	—
Net settlements (principal and interest)	(86)	(1)
Balance, end of period	$7,734	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at March 31, 2018 (in thousands):

Non-recurring		Valuation	Unobservable
fair value measurements	Fair Value	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$56,427	Discounted cash flow	Prepayment speed	6.00% - 42.90% (8.36%)
			Discount rate	8.00% - 14.50% (11.02%)

Impaired loans	$1,679	Discounted cash flow	Discount rate	4.84% - 8.10% (6.54%)

Mortgage Servicing Rights. When mortgage loans are sold with servicing rights retained, servicing rights are initially recorded at fair value with the effect recorded in net gain on sales of loans in the consolidated statements of operations. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with GAAP, the Company must record impairment charges on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights was $56.4 million at both March 31, 2018 and December 31, 2017.

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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Residential loans held for sale	$17,828	$383	$17,445	$12,241	$374	$11,867
Commercial loans held for sale	7,439	108	7,331	37,846	343	37,503
Total loans held for sale	$25,267	$491	$24,776	$50,087	$717	$49,370

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Residential loans held for sale	$61	$200
Commercial loans held for sale	(409)	(426)
Total loans held for sale	$(348)	$(226)

The Company adopted ASU No. 2016-01, effective January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans, excluding loans held-for-sale, time deposits, FHLB and other borrowings, subordinated debt, and trust preferred debentures as of March 31, 2018. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual prices received for a sale of assets or paid to transfer liabilities could be different from the exit price disclosed.

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$330,233	$330,233	$330,233	$—	$—
Federal funds sold	950	950	950	—	—
Investment securities available for sale	726,960	726,960	39,646	682,527	4,787
Equity Securities	11,212	11,212	—	11,212	—
Nonmarketable equity securities	38,868	38,868	—	38,868	—
Loans, net	4,011,446	3,961,464	—	—	3,961,464
Loans held for sale	25,267	25,267	—	25,267	—
Accrued interest receivable	15,048	15,048	—	15,048	—
Interest rate lock commitments	218	218	—	218	—
Forward commitments to sell mortgage-backed securities	5	—	—	5	—
Interest rate swap contracts	219	—	—	219	—
Liabilities
Deposits	$4,233,815	$4,223,048	$—	$4,223,048	$—
Short-term borrowings	130,693	130,693	—	130,693	—
FHLB and other borrowings	587,493	584,597	—	584,597	—
Subordinated debt	94,013	91,872	—	91,872	—
Trust preferred debentures	47,443	51,668	—	51,668	—
Accrued interest payable	4,768	4,768	—	4,768	—
Interest rate swap contracts	218	218	—	218	—

	December 31, 2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$214,519	$214,519	$214,519	$—	$—
Federal funds sold	683	683	683	—	—
Investment securities available for sale	450,525	450,525	27,718	418,028	4,779
Nonmarketable equity securities	34,796	34,796	—	34,796	—
Loans, net	3,210,247	3,200,016	—	—	3,200,016
Loans held for sale	50,089	50,089	—	50,089	—
Accrued interest receivable	11,715	11,715	—	11,715	—
Interest rate lock commitments	6,331	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	31	—	31	—
Interest rate swap contracts	17	17	—	17	—
Liabilities
Deposits	$3,131,089	$3,127,626	$—	$3,127,626	$—
Short-term borrowings	156,126	156,126	—	156,126	—
FHLB and other borrowings	496,436	494,634	—	494,634	—
Subordinated debt	93,972	90,860	—	90,860	—
Trust preferred debentures	45,379	46,069	—	46,069	—
Accrued interest payable	2,531	2,531	—	2,531	—
Interest rate swap contracts	17	17	—	17	—

Note 15 – Commitments, Contingencies and Credit Risk

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$793,012	$568,356
Financial guarantees – standby letters of credit	142,265	142,189

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2018 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. The Company incurred losses as a result of make-whole requests and loan repurchases totaling $20,000 for the three months ended March 31, 2018. There were no losses incurred for the three months ended March 31, 2017. The liability for unresolved repurchase demands totaled $714,000 and $371,000 at March 31, 2018 and December 31, 2017, respectively.

Note 16 – Segment Information

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

Selected business segment financial information as of and for the three months ended March 31, 2018 and 2017 were as follows:

		Commercial FHA
		Origination and
(dollars in thousands)	Banking	Servicing	Other	Total
Three Months Ended March 31, 2018
Net interest income (expense)	$40,803	$36	$(2,654)	$38,185
Provision for loan losses	2,006	—	—	2,006
Noninterest income	8,091	3,521	4,993	16,605
Noninterest expense	44,092	3,538	1,972	49,602
Income before income taxes	2,796	19	367	3,182
Income taxes (benefit)	1,379	407	(410)	1,376
Net income (loss)	$1,417	$(388)	$777	$1,806
Total assets	$5,738,094	$91,580	$(106,302)	$5,723,372

Three Months Ended March 31, 2017
Net interest income (expense)	$28,380	$276	$(1,195)	$27,461
Provision for loan losses	1,533	—	—	1,533
Noninterest income	8,938	6,876	516	16,330
Noninterest expense	24,914	4,083	1,788	30,785
Income (loss) before income taxes (benefit)	10,871	3,069	(2,467)	11,473
Income taxes (benefit)	2,342	1,197	(556)	2,983
Net income (loss)	$8,529	$1,872	$(1,911)	$8,490
Total assets	$3,366,098	$105,203	$(97,724)	$3,373,577

Note 17 – Related Party Transactions

A former member of our board of directors has an ownership interest in the office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities. During the three months ended March 31, 2018 and 2017, the Company paid rent on these facilities of $215,000 and $221,000, respectively.

Note 18 – Revenue From contracts with customers

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Since the impact of applying the standard was determined to be immaterial, the Company did not record a cumulative effect adjustment to beginning retained earnings on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with previous GAAP.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net are also not in scope of the new guidance. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The recognition of revenue associated with these noninterest income streams did not change significantly from current practice upon adoption of Topic 606. The noninterest income streams considered in-scope by Topic 606 are discussed below.

Wealth Management Revenue

Wealth management revenue is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company also earns investment advisory fees through its SEC registered investment advisory subsidiary. The Company’s performance obligation in both of these instances is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and contractually determined fee schedules. Payment is generally received a few days after month end through a direct charge to each customer’s account. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. Fees generated from transactions executed by the Company’s third party broker dealer are remitted by them to the Company on a monthly basis for that month’s transactional activity.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of fees received under depository agreements with customers to provide access to deposited funds, serve as custodian of deposited funds, and when applicable, pay interest on deposits. These service charges primarily include non-sufficient fund fees and other account related service charges. Non-sufficient fund fees are earned when a depositor presents an item for payment in excess of available funds, and the Company, at its discretion, provides the necessary funds to complete the transaction. The Company generates other account related service charge revenue by providing depositors proper safeguard and remittance of funds as well as by delivering optional services for depositors, such as check imaging or treasury management, that are performed upon the depositor’s request. The Company’s performance obligation for the proper safeguard and remittance of funds, monthly account analysis and any other monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is typically received immediately or in the following month through a direct charge to a customer’s account.

Interchange Revenue

Interchange revenue includes debit / credit card income and ATM user fees. Card income is primarily comprised of interchange fees earned for standing ready to authorize and providing settlement on card transactions processed through the MasterCard interchange network. The levels and structure of interchange rates are set by MasterCard and can vary based on cardholder purchase volumes.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with completion of the Company’s performance obligation, the transaction processing services provided to the cardholder. Payment is typically received immediately or in the following month. ATM fees are primarily generated when a Company cardholder withdraws funds from a non-Company ATM or a non-Company cardholder withdraws funds from a Company ATM. The Company satisfies its performance obligation for each transaction at the point in time when the ATM withdrawal is processed.

Gain on Sales of Other Real Estate Owned

The Company records a gain or loss from the sale of other real estate owned (OREO) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

Other Noninterest Income

The other noninterest income revenue streams within the scope of Topic 606 consist of merchant services revenue, safe deposit box rentals, wire transfer fees, paper statement fees, check printing commissions, and other noninterest related fees. Revenue from the Company’s merchant services business consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions. These fees are net of interchange fees paid to the credit card issuing bank, card company assessments, and revenue sharing amounts. Account management fees are considered earned at the time the merchant’s transactions are processed or other services are performed. Fees related to the other components of other noninterest income within the scope of Topic 606 are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at the point in time the customer uses the selected service to execute a transaction.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$3,119	$2,342
Investment advisory fees	465	—
Investment brokerage fees	367	323
Other	231	207
Service charges on deposit accounts:
Nonsufficient fund fees	1,450	582
Other	517	310
Interchange revenues	2,090	977
Other income:
Merchant services revenue	293	395
Other	830	421
Noninterest income - out-of-scope of Topic 606	7,243	10,773
Total noninterest income	$16,605	$16,330

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition costs.

Note 19 – Subsequent Events

Subsequent events were evaluated through the filing date of May 10, 2018 and no disclosures were required.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2018. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 6, 2018.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2017.

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. Our commercial FHA origination and servicing business through our subsidiary, Love Funding, based in Washington, D.C., is one of the top originators of government sponsored mortgages for multifamily and healthcare facilities in the United States. Our commercial equipment leasing business, which operates on a nationwide basis, was formerly conducted through our subsidiary, Heartland Business Credit Corporation (Business Credit). Beginning in January 2018, Business Credit was brought directly into the Bank as Midland Equipment Finance. As of March 31, 2018, we had $5.7 billion in assets, $4.2 billion of deposits and $585.4 million of shareholders’ equity.

Our strategic plan is focused on building a diversified financial services company anchored by a strong community bank. In the past several years, we have grown organically and through a series of acquisitions, with an over‑arching focus on enhancing shareholder value and maintaining a platform for scalability. In June 2017, we completed the acquisition of Centrue and its subsidiary, Centrue Bank, a regional, full-service community bank headquartered in Ottawa, Illinois. At closing, Centrue had 20 bank branches located principally in northern Illinois and total assets of $990.2 million. Most recently, on February 28, 2018, the Company completed the acquisition of Alpine, and its subsidiary, Alpine Bank, a regional, full-service community bank headquartered in Belvidere, Illinois. At closing, Alpine had 19 bank branches located principally in and around the Rockford, Illinois area and had total assets of $1.3 billion.

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

Significant Transactions

Each item listed below materially affects the comparability of our results of operations and financial condition as of and for the three months ended March 31, 2018 and 2017, and may affect the comparability of financial information we report in future fiscal periods.

Recent Acquisitions. On February 28, 2018, the Company acquired Alpine for total consideration valued at approximately $173.2 million. Consideration transferred by the Company consisted of $33.3 million in cash and 4,463,200 shares of common stock. All identifiable assets acquired and liabilities assumed were adjusted to fair value as of February 28, 2018, and the results of Alpine’s operations have been included in the consolidated statements of income beginning on that date. The resultant purchase accounting adjustments have been reflected in the enclosed consolidated balance sheet as of March 31, 2018. Intangible assets recognized as a result of the transaction consisted of $57.0 million in goodwill, $7.1 million in customer relationship intangibles and $24.1 million in core deposit intangibles.

On June 9, 2017, the Company acquired Centrue for total consideration value of approximately $176.6 million. Consideration paid by the Company consisted of $61.0 million in cash, 3,219,238 shares of common stock, 181 shares of Series G preferred stock and 2,636 shares of Series H preferred stock. All identifiable assets acquired and liabilities assumed were adjusted to fair value as of June 9, 2017, and the results of Centrue’s operations have been included in the consolidated statements of income beginning on that date.  Intangible assets recognized as a result of the transaction consisted of $47.4 million in goodwill and $11.1 million in core deposit intangibles.

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

Purchased Credit‑Impaired (“PCI”) Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. Our reported net interest margin for the three months ended March 31, 2018 and 2017 was 3.69% and 3.87%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $2.0 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, increasing the reported net interest margin by 16 and 35 basis points for each respective period.

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

In the third quarter of 2017, we committed to a plan to sell our Fannie Mae residential mortgage servicing and transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale. As a result of recognizing a $4.1 million loss in 2017, MSR held for sale had a net carrying value of $10.2 million at December 31, 2017. The Fannie Mae MSR held for sale was sold on January 2, 2018.

There were no impairment charges on the residential MSR during the three months ended March 31, 2018 compared to $0.1 million for the three months ended March 31, 2017. For commercial FHA MSR, we recognized impairment charges of $0.1 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended March 31,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$138,275	$521	1.53%	$164,309	$311	0.77%
Investment securities:
Taxable investment securities	417,102	2,643	2.53	226,528	1,239	2.19
Investment securities exempt from federal income tax(1)	131,066	1,286	3.93	102,352	1,403	5.48
Total securities	548,168	3,929	2.87	328,880	2,642	3.21
Loans:
Loans (2)	3,413,808	41,031	4.87	2,315,495	28,073	4.92
Loans exempt from federal income tax (1)	64,109	591	3.74	45,885	487	4.31
Total loans	3,477,917	41,622	4.85	2,361,380	28,560	4.91
Loans held for sale	40,841	428	4.25	73,914	769	4.22
Nonmarketable equity securities	34,890	399	4.64	20,047	218	4.41
Total earning assets	4,240,091	$46,899	4.49%	2,948,530	$32,500	4.47%
Noninterest-earning assets	536,750			336,761
Total assets	$4,776,841			$3,285,291
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,582,222	$1,651	0.42%	$1,098,612	$607	0.22%
Savings deposits	344,456	161	0.19	168,246	65	0.16
Time deposits	564,396	1,450	1.04	397,141	890	0.91
Brokered deposits	184,265	855	1.88	232,570	824	1.44
Total interest-bearing deposits	2,675,339	4,117	0.62	1,896,569	2,386	0.51
Short-term borrowings	148,703	124	0.34	143,583	80	0.23
FHLB advances and other borrowings	489,567	1,871	1.55	248,045	566	0.93
Subordinated debt	93,993	1,514	6.44	54,518	873	6.40
Trust preferred debentures	47,373	694	5.94	39,084	473	4.91
Total interest-bearing liabilities	3,454,975	$8,320	0.98%	2,381,799	$4,378	0.75%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	782,164			525,868
Other noninterest-bearing liabilities	40,761			51,468
Total noninterest-bearing liabilities	822,925			577,336
Shareholders’ equity	498,941			325,442
Total liabilities and shareholders’ equity	$4,776,841			$3,284,577
Net interest income / net interest margin (3)		$38,579	3.69%		$28,122	3.87%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming federal income tax rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively. Tax-equivalent adjustments totaled $394,000 and $662,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest‑earning assets and interest‑bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest‑earning assets and the interest incurred on our interest‑bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated proportionally to the change due to volume and the change due to rate. Interest income and average rates for tax‑exempt loans and securities were calculated on a tax‑equivalent basis, assuming federal income tax rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018
	Compared with
	Three Months Ended March 31, 2017
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$(74)	$284	$210
Investment securities:
Taxable investment securities	1,125	279	1,404
Investment securities exempt from federal income tax	338	(455)	(117)
Total securities	1,463	(176)	1,287
Loans:
Loans	13,258	(300)	12,958
Loans exempt from federal income tax	181	(77)	104
Total loans	13,439	(377)	13,062
Loans held for sale	(345)	4	(341)
Nonmarketable equity securities	166	15	181
Total earning assets	$14,649	$(250)	$14,399
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$386	$658	$1,044
Savings deposits	75	21	96
Time deposits	402	158	560
Brokered deposits	(198)	229	31
Total interest-bearing deposits	665	1,066	1,731
Short-term borrowings	3	41	44
FHLB advances and other borrowings	737	568	1,305
Subordinated debt	634	7	641
Trust preferred debentures	111	110	221
Total interest-bearing liabilities	$2,150	$1,792	$3,942
Net interest income	$12,499	$(2,042)	$10,457

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. The net interest margin is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming federal income tax rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

In the first quarter of 2018, we generated $38.6 million of net interest income on a tax-equivalent basis, which was an increase of $10.5 million, or 37.2% from the $28.1 million of net interest income we produced on a tax-equivalent basis in the first quarter of 2017. This increase in net interest income was primarily due to a $14.4 million increase in interest income on a tax-equivalent basis, offset in part by a $3.9 million increase in interest expense. The increase in interest income was primarily due to the addition of loans from the Centrue and Alpine acquisitions. The increase in interest expense resulted in part from additional interest-bearing liabilities from Centrue and Alpine. Interest expense was also impacted by higher market interest rates and increased usage of FHLB advances as a funding source.

Interest Income.  On a tax-equivalent basis, interest income on loans increased 45.7% to $41.6 million for the three months ended March 31, 2018, compared to $28.6 million for the three months ended March 31, 2017. An increase of 47.3% in the average balance of loans outstanding for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, was primarily driven by the addition of $679.6 million of loans from Centrue in the second quarter of 2017 and $790.9 million of loans from Alpine in the first quarter of 2018.

The average rate on loans benefits from purchase accounting discount accretion on loan portfolios acquired (see “Significant Transactions – Purchased Credit-Impaired (“PCI”) Loans” above). The reported yield on total loans for the three months ended March 31, 2018 and 2017 was 4.85% and 4.91%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $2.0 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, increasing the reported net interest margin by 16 and 35 basis points for each respective period.

Interest income on our investment securities portfolio on a tax-equivalent basis increased $1.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was mainly attributable to the increase in the average balance of investment securities of 66.7% between the two periods. The increases in average balances were primarily due to the addition of $149.0 million of investment securities from Centrue in June 2017 and the addition of $301.8 million of investment securities from Alpine in February 2018.

Interest income on short-term cash investments increased to $0.5 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017.  This increase was primarily due to an increase in short-term interest rates.

Interest Expense. Interest expense on deposits increased to $4.1 million for the three months ended March 31, 2018 compared to $2.4 million for the three months ended March 31, 2017.  The $1.7 million, or 72.5%, increase in interest expense on deposits was primarily due to the average balance of interest-bearing deposits increasing 41.1% combined with an 11 basis point increase in the average rate paid. The increase in the average balance of deposits primarily reflected the addition of $583.7 million of interest-bearing deposits from Centrue in June 2017 and $769.1 million of interest-bearing deposits from Alpine in February 2018. The increase in the average rate paid was primarily due to the impact of higher market interest rates.

Interest expense on borrowings increased to $4.2 million for the three months ended March 31, 2018, as compared to $2.0 million for the three months ended March 31, 2017.  The $2.2 million increases in interest expense on borrowings was primarily due to expanded usage of FHLB advances as a short-term and long-term funding source, the addition of $90.0 million of FHLB advances and $10.0 million of trust preferred debentures from Centrue, the addition of $18.1 million of FHLB advances from Alpine, entering into a $40.0 million term loan in May 2017, issuing $40.0 million of subordinated debt in October 2017, and the impact of higher market interest rates on new FHLB advances and our variable rate trust preferred debentures.

Provision for Loan Losses.  The provision for loan losses totaled $2.0 million for the three months ended March 31, 2018 compared to $1.5 million for the three months ended March 31, 2017. The provision for the first quarter of 2018 included an increase in specific reserves of $1.0 million related to two commercial loans that were classified as nonaccrual on March 2018. The remaining provision in the first quarter of 2018 resulted from the growth of our loan portfolio.

Noninterest Income.  Noninterest income totaled $16.6 million in the first quarter of 2018 compared to $16.3 million in the first quarter of 2017. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest income:
Commercial FHA revenue	$3,330	$6,695	$(3,365)
Residential mortgage banking revenue	1,418	2,916	(1,498)
Wealth management revenue	4,182	2,872	1,310
Service charges on deposit accounts	1,967	892	1,075
Interchange revenue	2,090	977	1,113
Gain on sales of investment securities, net	65	67	(2)
Gain (loss) on sales of other real estate owned	307	36	271
Other income	3,246	1,875	1,371
Total noninterest income	$16,605	$16,330	$275

Commercial FHA revenue.  Our commercial FHA business generated gains on loans held for sale of $3.0 million and net servicing revenues of $0.3 million in 2018 compared to gains on loans held for sale of $6.4 million and net servicing revenues of $0.3 million in 2017. The $3.4 million decrease in gains on loans held for sale resulted primarily from a decrease in commercial FHA interest rate lock commitments to $80.3 million for the three months ended March 31, 2018 compared to $216.9 million for the comparable period in 2017. Net servicing revenue included commercial MSR impairment of $0.1 million and $0.2 million during the three months ended March 31, 2018 and 2017 respectively.

Residential mortgage banking revenue.  Our residential mortgage banking activities generated gains on loans held for sale of $0.8 million and net servicing revenue of $0.6 million in the first quarter of 2018 compared to gains on loans held for sale of $2.2 million and net servicing revenue of $0.7 million in the first quarter of 2017. The $1.4 million decrease in gains on loans held for sale was primarily due to a decrease in interest rate lock commitments in the first quarter of 2018 compared to the prior year first quarter.

Wealth management revenue.  Noninterest income from our wealth management business increased $1.3 million, or 45.6%, to $4.2 million in the first quarter of 2018 compared to the first quarter of 2017. The increase in wealth management revenue was due in part to $0.6 million of revenue associated with $1.1 billion of assets under administration added from Alpine in the first quarter of 2018. The remaining increase in wealth management revenue reflected the impact of organic growth and a full quarter’s effect of the assets added from the CedarPoint acquisition that closed late in the first quarter of 2017.

Service charges on deposit accounts.  Noninterest income from service charges on deposit accounts totaled $2.0 million for the three months ended March 31, 2018 compared to $0.9 million for the three months ended March 31, 2017. This increase primarily resulted from the addition of transactional deposit accounts added from the Centrue and Alpine acquisitions.

Interchange revenue.  Noninterest income from interchange revenue totaled $2.1 million in the first quarter of 2018 compared to $1.0 million in the first quarter of 2017. This increase was primarily due to an increased level of debit card activity related to the Centrue and Alpine acquisitions.

Other noninterest income.  Other income totaled $3.2 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase in other noninterest income was mainly due to bank owned life insurance income and other noninterest income sources related to Centrue and Alpine.

Noninterest Expense. Noninterest expense totaled $49.6 million in the first quarter of 2018 compared to $30.8 million in the first quarter of 2017. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest expense:
Salaries and employee benefits	$28,395	$17,115	$11,280
Occupancy and equipment	4,252	3,184	1,068
Data processing	4,288	2,796	1,492
FDIC insurance	548	370	178
Professional	4,499	2,992	1,507
Marketing	1,206	642	564
Communications	1,547	546	1,001
Loan expense	522	420	102
Other real estate owned	90	412	(322)
Amortization of intangible assets	1,675	525	1,150
Other	2,580	1,783	797
Total noninterest expense	$49,602	$30,785	$18,817

Salaries and employee benefits.  Salaries and employee benefits expense increased $11.3 million, or 66.0%, to $28.4 million in the first quarter of 2018 compared to the first quarter of 2017.  This increase was primarily due to $9.3 million of change in control payments, severance costs and other benefit related expenses related to the Alpine acquisition in the first quarter of 2018. Salaries and employee benefits expense for the three months ended March 31, 2018 was also impacted by an increase in the number of full-time equivalent employees attributable to the Centrue and Alpine acquisitions.

Occupancy and equipment.  Occupancy equipment expense totaled $4.3 million for the three months ended March 31, 2018, compared to $3.2 million for the three months ended March 31, 2017. This increase was mainly due to depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with branch and office facilities added from the Centrue and Alpine acquisitions.

Data processing.    Data processing expense increased $1.5 million, or 53.4%, to $4.3 million for the first quarter of 2018 compared to the first quarter of 2017.  This increase resulted primarily from increased processing activity associated with the addition of Centrue and Alpine.

Professional.    Professional fees increased $1.5 million, or 50.4%, to $4.5 million for the first quarter of 2018.  This increase resulted primarily from nonrecurring acquisition-related expenses associated with the Alpine acquisition coupled with professional fees incurred on various technology and other integration projects.

Marketing.  Marketing expense increased $0.6 million, or 87.9% to $1.2 million for the three months ended March 31, 2018. This increase reflected the impact of increased advertising and public relations expense centered on the promotion of our acquisitions and integration of Centrue and Alpine.

Communications.  Communications expense increased $1.0 million to $1.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  This increase was mainly due to costs related to the Centrue acquisition.

Amortization of intangible assets.  Amortization of intangible assets expense totaled $1.7 million for the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017. This increase was primarily due to amortization recorded on the $11.1 million core deposit intangible established in conjunction with the Centrue acquisition and $7.1 million in a customer relationship intangible and $24.1 million in a core deposit intangible established in conjunction with the Alpine acquisition.

Other noninterest expense. Other noninterest expense totaled $2.6 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. This increase was primarily attributable to the Centrue and Alpine acquisitions and increases in costs associated with supplies, insurance, travel, meals, postage, and training.

Income Tax Expense. Income tax expense was $1.4 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively. Effective tax rates were 43.2% and 26.0% for the three months ended March 31, 2018 and 2017, respectively. Although the federal corporate income tax rate decreased to 21% beginning in 2018 from 35%, our effective tax rate in the first quarter of 2018 was negatively impacted by the Company recording additional income tax expense of $0.7 million for the revaluation of net deferred state tax liabilities as a result of the Alpine acquisition.

Financial Condition

Assets. Total assets increased $1.3 billion to $5.7 billion at March 31, 2018 as compared to December 31, 2017.  This increase primarily reflected the addition of $1.3 billion of assets from the Alpine acquisition.

Loans.  The loan portfolio is the largest category of our assets. At March 31, 2018, total loans, net of allowance for loan losses, were $4.0 billion. The following table shows loans by non‑PCI and PCI loan category and the related allowance as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$795,431	$7,321	$802,752	$553,257	$2,673	$555,930
Commercial real estate	1,754,827	18,683	1,773,510	1,427,076	12,935	1,440,011
Construction and land development	226,035	8,802	234,837	199,853	734	200,587
Total commercial loans	2,776,293	34,806	2,811,099	2,180,186	16,342	2,196,528
Residential real estate	553,947	16,374	570,321	447,602	5,950	453,552
Consumer	422,266	1,963	424,229	371,286	169	371,455
Lease financing	223,501	—	223,501	205,143	—	205,143
Total loans	$3,976,007	$53,143	$4,029,150	$3,204,217	$22,461	$3,226,678

Loans increased $802.5 million to $4.0 billion at March 31, 2018 as compared to December 31, 2017. The increase in loans was primarily due to $790.9 million of loans added from the Alpine acquisition. The $30.7 million increase in PCI loans at March 31, 2018 compared to December 31, 2017 reflected the addition of $32.3 million of PCI loans from the Alpine acquisition, partially offset by loan payoffs and repayments.

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

	For the Three Months Ended		For the Year Ended
	March 31, 2018		December 31, 2017
		Net		Net
		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$203,853	$42,969	$104,812	$(6,709)
Commercial real estate	347,807	(14,308)	484,772	(14,376)
Construction and land development	45,263	(11,013)	28,458	(5,196)
Total commercial loans	596,923	17,648	618,042	(26,281)
Residential real estate	120,829	(4,060)	58,857	140,982
Consumer	73,113	(20,339)	3,047	98,391
Lease financing	—	18,358	—	13,664
Total loans	$790,865	$11,607	$679,946	$226,756

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

Lease financing.  Our custom equipment leasing business provides indirect financing leases to varying types of small businesses, nationwide, for purchases of business equipment and software. All indirect financing leases require monthly payments, and the weighted average maturity of our leases is less than four years.

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2018:

	March 31, 2018
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$50,284	$319,257	$173,143	$111,773	$109,216	$39,079	$802,752
Commercial real estate	181,277	89,210	870,145	244,887	90,959	297,032	1,773,510
Construction and land development	10,735	53,594	40,714	114,242	330	15,222	234,837
Total commercial loans	242,296	462,061	1,084,002	470,902	200,505	351,333	2,811,099
Residential real estate	5,146	14,766	32,553	53,720	191,270	272,866	570,321
Consumer	5,203	1,011	124,346	21,326	272,027	316	424,229
Lease financing	9,097	—	211,083	—	3,321	—	223,501
Total loans	$261,742	$477,838	$1,451,984	$545,948	$667,123	$624,515	$4,029,150

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At March 31, 2018 and December 31, 2017, we had PCI loans totaling $53.1 million and $22.5 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $73.6 million and $32.8 million as of March 31, 2018 and December 31, 2017, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance, beginning of period	$5,732	$9,035
New loans purchased - Alpine acquisition	842	—
Accretion	(1,161)	(2,243)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	660	9
Reclassification from non-accretable	1,154	2,032
Balance, end of period	$7,227	$8,833

As of March 31, 2018, the balance of accretable discounts on our PCI loan portfolio was $7.2 million compared to $5.7 million at December 31, 2017. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$5,902	0.74%	$5,256	0.95%
Commercial real estate	5,485	0.31	5,044	0.35
Construction and land development	328	0.14	518	0.26
Total commercial loans	11,715	0.42	10,818	0.49
Residential real estate	2,504	0.44	2,750	0.61
Consumer	1,309	0.31	1,344	0.36
Lease financing	2,176	0.97	1,519	0.74
Total allowance for loan losses	$17,704	0.44	$16,431	0.51

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $17.7 million at March 31, 2018 compared to $16.4 million at December 31, 2017. The increase in the allowance at March 31, 2018 compared to December 31, 2017 was mainly attributable to loan growth and an increase in specific reserves related to two commercial loans that went on nonaccrual in March 2018.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.09% and 0.28% for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$5,350	$552	$5,902	$4,756	$500	$5,256
Commercial real estate	5,093	392	5,485	4,708	336	5,044
Construction and land development	318	10	328	514	4	518
Total commercial loans	10,761	954	11,715	9,978	840	10,818
Residential real estate	1,954	550	2,504	2,210	540	2,750
Consumer	1,160	149	1,309	1,195	149	1,344
Lease financing	2,176	—	2,176	1,519	—	1,519
Total allowance for loan losses	$16,051	$1,653	$17,704	$14,902	$1,529	$16,431

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three months ended March 31, 2018 and 2017:

	As of and for the
	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance, beginning of period	$16,431	$14,862
Charge-offs:
Commercial	25	9
Commercial real estate	160	296
Construction and land development	—	—
Residential real estate	36	172
Consumer	434	176
Lease financing	486	514
Total charge-offs	1,141	1,167
Recoveries:
Commercial	104	53
Commercial real estate	94	180
Construction and land development	25	23
Residential real estate	51	55
Consumer	95	48
Lease financing	39	218
Total recoveries	408	577
Net charge-offs	733	590
Provision for loan losses	2,006	1,533
Balance, end of period	$17,704	$15,805
Gross loans, end of period	$4,029,150	$2,454,950
Average loans	$3,477,917	$2,361,380
Net charge-offs to average loans	0.09%	0.10%
Allowance to total loans	0.44%	0.64%

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

	March 31,	December 31,
(dollars in thousands)	2018	2017
Impaired loans:
Commercial	$2,750	$4,103
Commercial real estate	15,441	13,997
Construction and land development	821	843
Residential real estate	5,986	6,184
Consumer	240	287
Lease financing	1,261	1,346
Total impaired loans	26,499	26,760
Other real estate owned, non-covered/non-guaranteed	3,438	4,134
Nonperforming assets	$29,937	$30,894
Impaired loans to total loans	0.66%	0.83%
Nonperforming assets to total assets	0.52%	0.70%

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2018 and the year ended December 31, 2017 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.5 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $30,000 and $18,000 million during the three months ended March 31, 2018 and 2017, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
March 31, 2018	$23,202	$26,653	$17,440	$11,118	$—	$—	$78,413
December 31, 2017	12,588	27,419	12,260	14,770	—	—	67,037

(1)	Includes only those 8‑rated loans that are not included in impaired loans.

Investment Securities.  Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at March 31, 2018 and December 31, 2017. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31,		December 31,
	2018		2017
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
U.S. Treasury securities	$39,646	5.4%	$27,718	6.1%
Government sponsored entity debt securities	87,065	11.8	25,211	5.6
Agency mortgage-backed securities	358,745	48.6	232,387	51.6
State and municipal securities	181,724	24.6	102,567	22.8
Corporate securities	59,780	8.1	59,812	13.3
Total investment securities, available for sale, at fair value	726,960	98.5%	447,695	99.4%
Equity securities	11,212	1.5	2,830	0.6%
Total investment securities, at fair value	$738,172	100.0%	$450,525	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2018. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31, 2018
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$14,979	2.0%	1.3%
Maturing in one to five years	24,667	3.4	1.9
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$39,646	5.4%	1.7%

Government sponsored entity debt securities:
Maturing within one year	$10,057	1.3%	2.5%
Maturing in one to five years	61,128	8.3	2.3
Maturing in five to ten years	15,360	2.1	2.5
Maturing after ten years	520	0.1	2.5
Total government sponsored entity debt securities	$87,065	11.8%	2.4%

Agency mortgage-backed securities:
Maturing within one year	$21,381	2.9%	2.6%
Maturing in one to five years	281,107	38.1	2.8
Maturing in five to ten years	51,390	6.9	4.8
Maturing after ten years	4,867	0.7	2.8
Total agency mortgage-backed securities	$358,745	48.6%	3.1%

State and municipal securities (1):
Maturing within one year	$16,867	2.3%	3.1%
Maturing in one to five years	55,955	7.6	3.2
Maturing in five to ten years	73,488	9.9	4.9
Maturing after ten years	35,414	4.8	3.3
Total state and municipal securities	$181,724	24.6%	3.9%

Corporate securities:
Maturing within one year	$3,998	0.6%	3.8%
Maturing in one to five years	4,529	0.6	3.5
Maturing in five to ten years	48,092	6.5	5.1
Maturing after ten years	3,161	0.4	2.6
Total corporate securities	$59,780	8.1%	4.7%
Total investment securities, available for sale	$726,960	98.5%	3.3%

Equity securities:
No stated maturity	$11,212	1.5%	2.3%
Total investment securities	$738,172	100.0%	3.2%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at March 31, 2018 at fair value for our investment securities classified as available for sale.

	March 31, 2018
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$40,055	$39,646	$—	$39,646	$—	$—	$—	$—
Government sponsored entity debt securities	87,712	87,065	—	87,065	—	—	—	—
Agency mortgage-backed securities	361,927	358,746	18,804	335,228	—	—	—	4,714
State and municipal securities	179,317	181,724	30,556	116,160	14,421	5,847	734	14,006
Corporate securities	58,950	59,779	—	—	16,501	41,250	—	2,028
Total investment securities, available for sale	$727,961	$726,960	$49,360	$578,099	$30,922	$47,097	$734	$20,748

Cash and Cash Equivalents.  Cash and cash equivalents increased $116.0 million to $331.2 million as of March 31, 2018 compared to December 31, 2017. This increase was primarily due to cash flows from financing activities, operating activities and investing activities totaling $36.4 million, $47.9 million of $31.7 million, respectively. Cash provided by operating activities primarily reflected $1.8 million of net income, $31.3 million of proceeds received from sales of loans held for sale exceeding originations, and $10.2 million of proceeds from the sale of residential MSR held for sale. Cash flows from financing activities primarily consisted of FHLB advances increasing $72.9 million, offset in part by $7.3 million decrease in deposits, $4.2 million in payments made on common dividends and a $25.4 million decrease in repurchase agreements. Cash from investing activities primarily reflected the impact of net cash received from the Alpine acquisition.

Goodwill and Other Intangible Assets.  Goodwill was $155.7 million at March 31, 2018 compared to $98.6 million at December 31, 2017. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $57.1 million increase during the first three months of 2018 primarily resulted from $57.0 million of goodwill associated with the Alpine acquisition.

Our other intangible assets, which consist of core deposit and customer relationship intangibles, were $46.5 million and $16.9 million at March 31, 2018 and December 31, 2017, respectively. The increase in other intangibles primarily reflected the impact of a $24.1 million core deposit intangible and a $7.1 million customer relationship intangible associated with the Alpine acquisition.

Liabilities.  Total liabilities increased $1.2 billion to $5.1 billion at March 31, 2018 due primarily to the Alpine acquisition.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2018 and March 31, 2017:

	March 31, 2018		March 31, 2017
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$782,164	—	$525,868	—
Interest-bearing:
Checking	867,604	0.22%	694,921	0.19%
Money market	714,618	0.67	403,691	0.28
Savings	344,456	0.19	168,246	0.16
Time, less than $250,000	488,963	1.02	344,204	0.90
Time, $250,000 and over	75,433	1.16	52,937	0.93
Time, brokered	184,265	1.88	232,570	1.44
Total interest-bearing	$2,675,339	0.62%	$1,896,569	0.51%
Total deposits	$3,457,503	0.48%	$2,422,437	0.40%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of March 31, 2018:

	March 31, 2018
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$23,089	$23,409	$15,851	$24,513	$86,862
Brokered deposits	32,290	7,230	77,416	106,580	223,516
Total	$55,379	$30,639	$93,267	$131,093	$310,378

Total deposits increased $1.1 billion to $4.2 billion at March 31, 2018 as compared to December 31, 2017. This increase primarily resulted from $1.1 billion of deposits added from the Alpine acquisition. At March 31, 2018, total deposits were comprised of 24.5% noninterest‑bearing demand accounts, 54.3% interest‑bearing transaction accounts and 21.2% of time deposits. At March 31, 2018, brokered deposits totaled $223.5 million, or 5.3% of total deposits, compared to $190.3 million, or 6.1% of total deposits, at December 31, 2017.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $130.7 million at March 31, 2018 compared to $156.1 million at December 31, 2017. The weighted average interest rate on our short‑term borrowings was 0.31% and 0.28% at March 31, 2018 and December 31, 2017, respectively.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $587.5 million and $496.4 million as of March 31, 2018 and December 31, 2017, respectively. During the first three months of 2018, we increased FHLB advances at the Bank by $73.0 million and assumed FHLB advances totaling $18.1 million as a result of the Alpine acquisition.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $135.8 million to $585.4 million at March 31, 2018 as compared to December 31, 2017. The increase in shareholders’ equity was due primarily to $139.9 million of common equity issued for the Alpine acquisition. During the first three months of 2018, we generated net income of $1.8 million and declared $4.2 million to common shareholders. In addition, accumulated other comprehensive income decreased $2.5 million during the first three months of 2018.

In conjunction with the acquisition of Alpine, the Company paid $33.3 million in cash and issued 4,463,200 shares of Midland common stock upon closing of the transaction on February 28, 2018.  Additionally, the Company issued $40.0 million aggregate principal amount of subordinated debentures in October 2017, the proceeds of which were used to fund the payment of the cash portion of the merger consideration.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $129.7 million and $157.2 million at March 31, 2018 and December 31, 2017, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $74.5 million and $32.5 million at March 31, 2018 and December 31, 2017, respectively, from the Federal Reserve Discount Window. The lines are collateralized by collateral agreements totaling $74.5 million and $36.5 million at March 31, 2018 and December 31, 2017, respectively. There were no outstanding borrowings at March 31, 2018 and December 31, 2017.

At March 31, 2018, the Company had federal funds lines of credit totaling $97.5 million. The lines of credit were unused at March 31, 2018.

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

A banking organization that fails to meet the required amount of the capital conservation buffer will be subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement is being phased in over a three-year period beginning on January 1, 2016. The capital conservation buffer in 2016 was 0.625%, was 1.25% in 2017, is 1.875% in 2018 and will be fully phased in at 2.5% on January 1, 2019.

At March 31, 2018, the Company was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 9.55%, a common equity Tier 1 capital ratio of 8.30%, a Tier 1 capital ratio of 9.84% and with a total capital ratio of 12.37%.

At March 31, 2018, Midland States Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 10.39%, a common equity Tier 1 capital ratio of 12.20%, a Tier 1 capital ratio of 12.20% and a total capital ratio of 12.71%.

At March 31, 2018, Alpine Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well-capitalized” with a Tier 1 leverage ratio of 7.67%, a common equity Tier 1 capital ratio of 10.96%, a Tier 1 capital ratio of 10.96% and a total capital ratio of 11.03%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2018:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,338,265	$—	$—	$—	$3,338,265
Time deposits	525,827	324,890	39,360	5,473	895,550
Securities sold under repurchase agreements	130,693	—	—	—	130,693
FHLB advances and other borrowings	178,665	87,430	216,398	105,000	587,493
Operating lease obligations	3,110	4,672	3,752	3,218	14,752
Subordinated debt	—	—	39,383	54,630	94,013
Trust preferred debentures	—	—	—	47,443	47,443
Total contractual obligations	$4,176,560	$416,992	$298,893	$215,764	$5,108,209

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
March 31, 2018:
Dollar change	$(2,151)	$504	$443
Percent change	(1.2)%	0.3%	0.2%
December 31, 2017:
Dollar change	$(3,065)	$3,546	$6,504
Percent change	(2.2)%	2.6%	4.7%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the recent low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent. The Bank did not establish a policy limit for the −50 basis point scenario, however, with the recent increase in the relative level of rates during early 2018, the Bank will resume reporting of the −100 basis point scenario.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at March 31, 2018, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2017.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
March 31, 2018:
Dollar change	$(20,758)	$29,012	$50,962
Percent change	(3.5)%	4.8%	8.5%
December 31, 2017:
Dollar change	$(20,384)	$29,803	$53,786
Percent change	(4.6)%	6.7%	12.0%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the recent low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent. The Bank did not establish a policy limit for the −50 basis point scenario, however, with the recent increase in the relative level of rates during early 2018, the Bank will resume reporting of the −100 basis point scenario.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at March 31, 2018 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in securities backed by mortgage loans.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 57 through 59 of this report.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2018.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
January 1 - 31, 2018	160	$32.63	-	-
February 1 - 28, 2018	635	32.78	-	-
March 1 -31, 2018	3,069	31.80	-	-
Total	3,864	$32.00	-	-

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
10.1

Employment Agreement, dated as of March 7, 2018, among Midland States Bancorp, Inc., Midland States Bank and Stephen A. Erickson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018).

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: May 10, 2018	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2018	By:	/s/	Stephen A. Erickson
Stephen A. Erickson
Chief Financial Officer
(Principal Financial and Accounting Officer)