Form 10-Q
period 2018-06-30
Midland States Bancorp, Inc.
filed 2018-08-08
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the Registrant had 23,675,274 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and due from banks	$274,568	$214,519
Federal funds sold	1,763	683
Cash and cash equivalents	276,331	215,202
Investment securities available for sale, at fair value	704,585	450,525
Equity securities, at fair value	3,416	—
Loans	4,095,811	3,226,678
Allowance for loan losses	(18,246)	(16,431)
Total loans, net	4,077,565	3,210,247
Loans held for sale, at fair value	41,449	50,089
Premises and equipment, net	94,783	76,162
Other real estate owned	3,911	5,708
Nonmarketable equity securities	44,278	34,796
Accrued interest receivable	14,800	11,715
Mortgage servicing rights, at lower of cost or fair value	52,381	56,352
Mortgage servicing rights held for sale	4,806	10,176
Intangible assets	41,081	16,932
Goodwill	164,044	98,624
Cash surrender value of life insurance policies	137,681	113,366
Accrued income taxes receivable	4,569	8,358
Deferred tax assets, net	11,956	12,024
Other assets	52,964	42,425
Total assets	$5,730,600	$4,412,701
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,001,802	$724,443
Interest-bearing	3,158,055	2,406,646
Total deposits	4,159,857	3,131,089
Short-term borrowings	114,536	156,126
FHLB advances and other borrowings	678,873	496,436
Subordinated debt	94,053	93,972
Trust preferred debentures	47,559	47,330
Accrued interest payable	3,737	2,531
Other liabilities	39,450	35,672
Total liabilities	5,138,065	3,963,156

Shareholders’ Equity:
Preferred stock, Series H, $2 par value; $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	2,876	2,970
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,664,596 and 19,122,049 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	237	191
Capital surplus	472,207	330,148
Retained earnings	119,522	114,478
Accumulated other comprehensive (loss) income	(2,307)	1,758
Total shareholders’ equity	592,535	449,545
Total liabilities and shareholders’ equity	$5,730,600	$4,412,701

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans:
Taxable	$50,699	$30,254	$91,730	$58,327
Tax exempt	802	323	1,269	640
Loans held for sale	295	720	723	1,489
Investment securities:
Taxable	3,756	1,563	6,399	2,802
Tax exempt	1,235	942	2,251	1,854
Nonmarketable equity securities	482	239	881	457
Federal funds sold and cash investments	1,014	487	1,535	798
Total interest income	58,283	34,528	104,788	66,367
Interest expense:
Deposits	5,005	2,807	9,122	5,193
Short-term borrowings	116	82	240	162
FHLB advances and other borrowings	2,582	841	4,453	1,407
Subordinated debt	1,514	873	3,028	1,746
Trust preferred debentures	780	525	1,474	998
Total interest expense	9,997	5,128	18,317	9,506
Net interest income	48,286	29,400	86,471	56,861
Provision for loan losses	1,854	458	3,860	1,991
Net interest income after provision for loan losses	46,432	28,942	82,611	54,870
Noninterest income:
Commercial FHA revenue	326	4,153	3,656	10,848
Residential mortgage banking revenue	2,116	2,330	3,534	5,246
Wealth management revenue	5,417	3,406	9,599	6,279
Service charges on deposit accounts	2,693	1,122	4,660	2,014
Interchange revenue	2,929	1,114	4,974	2,092
(Loss) gain on sales of investment securities, net	(70)	55	(5)	122
Gain (loss) on sales of other real estate owned	166	(4)	473	32
Other income	2,371	1,443	5,662	3,328
Total noninterest income	15,948	13,619	32,553	29,961
Noninterest expense:
Salaries and employee benefits	23,467	21,842	51,862	38,957
Occupancy and equipment	4,708	3,472	8,960	6,655
Data processing	4,852	2,949	9,138	5,746
FDIC insurance	539	468	1,087	838
Professional	3,575	3,142	7,649	6,134
Marketing	1,411	804	2,617	1,446
Communications	699	386	2,246	932
Loan expense	552	482	1,076	902
Other real estate owned	166	167	256	579
Amortization of intangible assets	1,576	579	3,251	1,104
Other expense	5,008	3,354	8,013	5,149
Total noninterest expense	46,553	37,645	96,155	68,442
Income before income taxes	15,827	4,916	19,009	16,389
Income taxes	3,045	1,377	4,421	4,360
Net income	12,782	3,539	14,588	12,029
Preferred stock dividends and premium amortization	36	19	72	19
Net income available to common shareholders	$12,746	$3,520	$14,516	$12,010
Per common share data:
Basic earnings per common share	$0.53	$0.21	$0.64	$0.73
Diluted earnings per common share	$0.52	$0.20	$0.63	$0.71
Weighted average common shares outstanding	23,815,436	16,803,724	22,365,927	16,272,929
Weighted average diluted common shares outstanding	24,268,111	17,320,089	22,817,472	16,838,416

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$12,782	$3,539	$14,588	$12,029
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(2,252)	2,173	(5,589)	2,941
Reclassification adjustment for realized net losses (gains) on sales of investment securities included in net income	70	(55)	5	(122)
Income tax effect	595	(822)	1,519	(1,095)
Change in investment securities available for sale, net of tax	(1,587)	1,296	(4,065)	1,724
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	—	(33)	—	(58)
Income tax effect	—	13	—	23
Change in investment securities held to maturity, net of tax	—	(20)	—	(35)
Other comprehensive (loss) income, net of tax	(1,587)	1,276	(4,065)	1,689
Total comprehensive income	$11,195	$4,815	$10,523	$13,718

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	(loss) income	equity
Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	14,588	—	14,588
Compensation expense for stock option grants	—	—	202	—	—	202
Amortization of restricted stock awards	—	—	629	—	—	629
Preferred dividends declared	—	—	—	(166)	—	(166)
Preferred stock, premium amortization	(94)	—	—	94	—	—
Common dividends declared ($0.44 per share)	—	—	—	(9,472)	—	(9,472)
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Issuance of common stock under employee benefit plans	—	1	1,352	—	—	1,353
Other comprehensive loss	—	—	—	—	(4,065)	(4,065)
Balances, June 30, 2018	$2,876	$237	$472,207	$119,522	$(2,307)	$592,535

Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	12,029	—	12,029
Compensation expense for stock option grants	—	—	273	—	—	273
Amortization of restricted stock awards	—	—	393	—	—	393
Preferred dividends declared	—	—	—	(19)	—	(19)
Common dividends declared ($0.40 per share)	—	—	—	(6,322)	—	(6,322)
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,350	—	—	3,351
Acquisition of Centrue Financial Corporation	3,134	32	112,480	—	—	115,646
Issuance of common stock under employee benefit plans	—	3	3,139	—	—	3,142
Other comprehensive income	—	—	—	—	1,689	1,689
Balances, June 30, 2017	$3,134	$191	$329,347	$118,201	$1,079	$451,952

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF  CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$14,588	$12,029
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,860	1,991
Depreciation on premises and equipment	3,083	2,339
Amortization of intangible assets	3,251	1,104
Compensation expense for stock option grants	202	273
Amortization of restricted stock awards	629	393
Increase in cash surrender value of life insurance	(1,737)	(1,227)
Investment securities amortization, net	1,814	671
Loss (gain) on sales of investment securities, net	5	(122)
Gain on sales of other real estate owned	(473)	(32)
Impairment of other real estate owned	126	171
Origination of loans held for sale	(251,501)	(434,547)
Proceeds from sales of loans held for sale	269,899	472,979
Proceeds from sales of mortgage servicing rights held for sale	13,101	—
Gain on loans sold and held for sale	(5,372)	(15,679)
Amortization of mortgage servicing rights	1,671	2,747
Impairment of mortgage servicing rights	633	1,726
Loss on mortgage servicing rights held for sale	188	—
Net change in operating assets and liabilities:
Accrued interest receivable	1,329	256
Accrued interest payable	667	235
Accrued income taxes receivable	3,789	3,153
Other assets	(8,994)	8,466
Other liabilities	(640)	(5,526)
Net cash provided by operating activities	50,118	51,400
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(59,031)	(134,037)
Sales	16,869	8,623
Maturities and payments	71,483	137,464
Investment securities held to maturity:
Purchases	—	(2,707)
Maturities	—	5,835
Equity securities:
Purchases	(29)	—
Sales	7,733	—
Net increase in loans	(86,122)	(179,387)
Proceeds from sale of premises and equipment	183	250
Purchases of premises and equipment	(4,087)	(2,767)
Purchases of nonmarketable equity securities	(14,045)	(5,056)
Sales of nonmarketable equity securities	6,601	3,818
Proceeds from sales of other real estate owned	3,226	3,340
Net cash acquired (paid) in acquisition	36,153	(18,519)
Net cash used in investing activities	(21,066)	(183,143)
Cash flows from financing activities:
Net (decrease) increase in deposits	(82,362)	186,821
Net (decrease) increase in short-term borrowings	(41,590)	24,638
Proceeds from FHLB borrowings	657,000	177,357
Payments made on FHLB borrowings	(491,257)	(149,857)
Proceeds from other borrowings	—	39,964
Payments made on other borrowings	(1,429)	(341)
Cash dividends paid on preferred stock	(166)	(19)
Cash dividends paid on common stock	(9,472)	(6,322)
Proceeds from issuance of common stock under employee benefit plans	1,353	3,142
Net cash provided by financing activities	32,077	275,383
Net increase in cash and cash equivalents	$61,129	$143,640
Cash and cash equivalents:
Beginning of period	$215,202	$190,716
End of period	$276,331	$334,356
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$17,111	$8,996
Income tax paid	528	630
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$765	$2,004
Transfer of premises and equipment to assets held for sale	—	1,748
Transfer of mortgage servicing rights at lower of cost or market to mortgage servicing rights held for sale	3,649	—

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1 – Business Description

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation (“Love Funding”), based in Washington, D.C. Our commercial equipment leasing and finance business, which operates on a nationwide basis, was brought directly into the Bank under the name Midland Equipment Finance beginning in January 2018.

On February 28, 2018, we completed the acquisition of Alpine Bancorporation, Inc. (“Alpine”) and its banking subsidiary, Alpine Bank & Trust Co. (“Alpine Bank”), as more fully described in Note 3 to the consolidated financial statements. Through the Alpine acquisition, we greatly expanded our commercial and retail banking presence in northern Illinois. After the acquisition, Alpine Bank operated as a subsidiary of the Company until its merger into the Bank in July 2018.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2018. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2017 amounts have been made to conform to the 2018 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Impact of Recently Issued Accounting Standards

FASB Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” – In May 2014, the Financial Accounting Standards Board (the “FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively referred to as Topic 606) on January 1, 2018. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net are also not in scope of the new guidance. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The impact of applying this standard to the Company’s consolidated financial statements was determined to be immaterial because the Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09 did not change significantly from current practice. We elected to implement this standard using the modified retrospective approach, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Since the impact of applying the standard was determined to be immaterial, the Company did not record a cumulative effect adjustment to beginning retained earnings on January 1, 2018. See “Note 17 – Revenue from Contracts with Customers” for further discussion on the Company’s policies for revenue sources within the scope of Topic 606.

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

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update revises the model to assess how a lease should be classified and provides guidance for lessees and lessors, when presenting right-of-use assets and lease liabilities on the balance sheet. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This update is effective for us on January 1, 2019, with early adoption permitted. We have not yet decided whether we will early adopt the new standard. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. In July 2018, the FASB issued supplementary ASU No. 2018-11, which provides for an additional transition method permitting application of the new leases standard at the beginning of the year of adoption. The Company developed and is currently executing on a project plan for implementing the provisions of the new lease standard.  While we have not yet determined the overall impact of the new guidance on the Company’s consolidated financial statements, we expect to report increased assets and liabilities on our consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to non-cancelable operating lease agreements for office space and certain equipment, which currently are not on our consolidated statement of financial condition.

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purposes of meeting this standard.  The committee is also in the process of finalizing the contract with a vendor to assist in generating loan level cash flows and disclosures. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the potential impact on the Company’s Consolidated Balance Sheets.

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

FASB ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, ASU 2018-02 was issued following the enactment of the Tax Cuts and Jobs Act, which changed the Company’s federal income tax rate from 35% to 21%.  This standard allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The standard is effective for periods beginning after December 15, 2018 although early adoption is permitted.  The impact of this ASU on the Company’s consolidated financial statements was not material.

Note 3 – Acquisitions

Alpine Bancorporation, Inc.

On February 28, 2018, the Company completed its acquisition of Alpine and its banking subsidiary, Alpine Bank, which operated 19 locations in northern Illinois. In the aggregate, the Company acquired Alpine for consideration valued at approximately $173.2 million, which consisted of approximately $33.3 million in cash and the issuance of 4,463,200 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $13.0 million of transaction and integration costs associated with the acquisition have been expensed during 2017 and the first six months of 2018, and remaining integration costs will be expensed in future periods as incurred.

Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the table below. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue Financial Corporation (“Centrue”) and its banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. In the aggregate, the Company acquired Centrue for consideration valued at approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $17.4 million of transaction and integration costs associated with the acquisition have been expensed during 2017 and the first six months  of 2018.

As of June 30, 2018, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Centrue, resulting in no material change to acquisition accounting adjustments. A summary of the fair value of the assets acquired, liabilities assumed and resulting goodwill are included in the table below.

(dollars in thousands)	Alpine	Centrue
Assets acquired:
Cash and cash equivalents	$69,459	$42,461
Investment securities, at fair value	301,800	149,013
Loans	786,186	679,582
Loans held for sale	3,416	531
Premises and equipment	18,126	17,147
Other real estate owned	53	4,983
Nonmarketable equity securities	2,038	8,168
Accrued interest receivable	4,414	2,376
Mortgage servicing rights	—	1,933
Mortgage servicing rights held for sale	3,942	—
Intangible assets	27,400	11,070
Cash surrender value of life insurance policies	22,578	36,349
Deferred tax assets, net	—	34,339
Other assets	4,770	2,256
Total assets acquired	1,244,182	990,208
Liabilities assumed:
Deposits	1,111,130	739,867
Short-term borrowings	—	14,434
FHLB advances and other borrowings	18,127	95,332
Trust preferred debentures	—	7,565
Accrued interest payable	539	275
Deferred tax liabilities, net	1,994	—
Other liabilities	4,500	3,600
Total liabilities assumed	1,136,290	861,073
Net assets acquired	107,892	129,135
Goodwill	65,335	47,444
Total consideration paid	$173,227	$176,579

Intangible assets:
Core deposit intangible	$21,100	$11,070
Customer relationship intangible	6,300	—
Total intangible assets	$27,400	$11,070
Estimated useful lives:
Core deposit intangible	13 years	8 years
Customer relationship intangible	13 years	N/A

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

Acquired loan data for Alpine and Centrue can be found in the table below:

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
(dollars in thousands)	at Acquisition Date	at Acquisition Date	to be Collected
Alpine:
Acquired receivables subject to ASC 310-30	$34,993	$45,266	$9,028
Acquired receivables not subject to ASC 310-30	751,193	774,836	4,244
Centrue:
Acquired receivables subject to ASC 310-30	$11,381	$20,253	$7,227
Acquired receivables not subject to ASC 310-30	668,201	821,338	4,835

The unaudited pro-forma financial information below for the three and six months ended June 30, 2018 and 2017 gives effect to the Alpine acquisition as if it had occurred on January 1, 2017, which combines the historical results of Alpine with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit premium accretion, net of taxes. The unaudited pro-forma financial information also gives effect to the Centrue acquisition that closed on June 9, 2017 as if that transaction became effective January 1, 2017. The unaudited pro-forma financial information have been prepared for comparative purposes only and are not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2017. No assumptions have been applied regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of June 30, 2018 are included in net income in the table below. Acquisition related expenses associated with Alpine that were recognized and are included in the unaudited pro-forma net income for the three and six months ended June 30, 2018 totaled $1.4 million and $12.0 million, respectively, on a pre-tax basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Revenue (1)	$64,235	$69,260	$132,373	$140,623
Net income	12,783	7,503	17,643	20,056
Diluted earnings per common share	0.52	0.31	0.72	$0.83

(1)	Net interest income plus noninterest income

Note 4 – Investment Securities

Investment securities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$25,038	$3	$446	$24,595
Government sponsored entity debt securities	77,346	21	1,091	76,276
Agency mortgage-backed securities	367,485	299	4,723	363,061
State and municipal securities	174,500	3,292	1,013	176,779
Corporate securities	63,399	995	520	63,874
Total available for sale securities	$707,768	$4,610	$7,793	$704,585
Equity securities(1)				$3,416

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$28,005	$—	$287	$27,718
Government sponsored entity debt securities	25,445	41	275	25,211
Agency mortgage-backed securities	233,606	882	2,101	232,387
State and municipal securities	99,449	3,632	514	102,567
Corporate securities	58,904	1,087	179	59,812
Equity securities(1)	2,715	140	25	2,830
Total available for sale securities	$448,124	$5,782	$3,381	$450,525

(1)

As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within available for sale securities and are now presented within equity securities in the Consolidated Balance Sheets for the current period. For further discussion of this guidance, see Note 2 to the consolidated financial statements.

Unrealized losses and fair values for investment securities available for sale as of June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$19,561	$446	$—	$—	$19,561	$446
Government sponsored entity debt securities	74,921	1,080	489	11	75,410	1,091
Agency mortgage-backed securities	290,472	3,671	20,292	1,052	310,764	4,723
State and municipal securities	42,449	779	6,307	234	48,756	1,013
Corporate securities	20,744	262	4,297	258	25,041	520
Total available for sale securities	$448,147	$6,238	$31,385	$1,555	$479,532	$7,793

	December 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$19,758	$251	$7,960	$36	$27,718	$287
Government sponsored entity debt securities	24,168	275	—	—	24,168	275
Agency mortgage-backed securities	124,192	1,500	19,530	601	143,722	2,101
State and municipal securities	29,338	331	5,889	183	35,227	514
Corporate securities	5,917	85	3,463	94	9,380	179
Equity securities(1)	2,603	25	—	—	2,603	25
Total available for sale securities	$205,976	$2,467	$36,842	$914	$242,818	$3,381

(1)

As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within available for sale securities and are now presented within equity securities in the Consolidated Balance Sheets for the current period. For further discussion of this guidance, see Note 2 to the consolidated financial statements.

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

At June 30, 2018, 309 investment securities available for sale had unrealized losses with aggregate depreciation of 1.60% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery in value; therefore, the Company does not consider these securities to be other than temporarily impaired at June 30, 2018.

For the three and six months ended June 30, 2018 and 2017, the Company did not recognize OTTI losses on its investment securities.

The amortized cost and fair value of the investment securities available for sale as of June 30, 2018 are shown by expected maturity in the following table. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(dollars in thousands)	cost	value
Available for sale securities
Within one year	$46,104	$46,091
After one year through five years	426,747	423,903
After five years through ten years	189,939	189,527
After ten years	44,978	45,064
Total available for sale securities	$707,768	$704,585

Proceeds from the sale of investment securities available for sale were $15.3 million and $16.9 million for the three and six months ended June 30, 2018, respectively. Gross realized gains from the sale of securities available for sale were $8,000 and $73,000 for the three and six months ended June 30, 2018, respectively.  There were $25,000 gross realized losses for the three and six months ended June 30, 2018.

Proceeds from the sale of investment securities available for sale were $5.6 million and $8.6 million for the three and six months ended June 30, 2017, respectively. Gross realized gains from the sale of securities available for sale were $55,000 and $122,000 for the three and six months ended June 30, 2017, respectively. There were no gross realized losses for the three and six months ended June 30, 2017.

Proceeds from the sale of equity securities were $7.7 million for the three and six months ended June 30, 2018. Gross realized losses from the sale of equity securities were $53,000 for the three and six months ended June 30, 2018. There were no gross realized gains for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized unrealized gains of $2,000 and $180,000, respectively, and unrealized losses of $20,000 and $87,000, respectively, on the equity securities held at June 30, 2018, which was recorded in noninterest income in the consolidated statements of income.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans(1)	Total	Loans	Loans(1)	Total
Commercial	$755,727	$6,822	$762,549	$553,257	$2,673	$555,930
Commercial real estate	1,695,622	15,674	1,711,296	1,427,076	12,935	1,440,011
Construction and land development	238,695	9,194	247,889	199,853	734	200,587
Total commercial loans	2,690,044	31,690	2,721,734	2,180,186	16,342	2,196,528
Residential real estate	585,710	16,098	601,808	447,602	5,950	453,552
Consumer	541,246	2,408	543,654	371,286	169	371,455
Lease financing	228,615	—	228,615	205,143	—	205,143
Total loans	$4,045,615	$50,196	$4,095,811	$3,204,217	$22,461	$3,226,678

(1)	The unpaid principal balance for PCI loans totaled $68.2 million and $32.8 million as of June 30, 2018 and December 31, 2017, respectively.

Total loans include net deferred loan fees of $18.2 million and $10.1 million at June 30, 2018 and December 31, 2017, respectively, and unearned discounts of $23.5 million and $20.7 million within the lease financing portfolio at  June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had commercial and residential loans held for sale totaling $41.4 million and $50.1 million, respectively.  During the three and six months ended June 30, 2018, the Company sold commercial and residential real estate loans with proceeds totaling $115.9 million and $269.9 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $215.4 million and $473.0 million for the comparable periods in 2017, respectively.

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

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $20.2 million and $22.4 million at June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, there were $686,000 and $1.7 million, respectively, of new loans and other additions, while repayments and other reductions totaled $392,000 and $3.9 million, respectively.

Credit Quality Monitoring

The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four main regions, which include eastern, northern and southern Illinois and the St. Louis metropolitan area. Our equipment leasing business provides financing to business customers across the country.

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

The Company considers all loans with Risk Grades of 1 – 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered “watch credits” and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 – 10 are considered problematic and require special care. Further, loans with Risk Grades of 7 – 10 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company’s Special Assets Group. Loans not graded in the commercial loan portfolio are monitored by aging status and payment activity.

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$702,806	$1,642,799	$233,318	$2,578,923	$510,928	$1,384,630	$191,872	$2,087,430
Special mention	19,897	20,788	—	40,685	12,290	11,497	—	23,787
Substandard	30,211	14,771	—	44,982	27,718	14,695	—	42,413
Substandard – nonaccrual	1,243	16,529	765	18,537	1,266	12,482	785	14,533
Doubtful	—	—	—	—	—	—	—	—
Not graded	1,570	735	4,612	6,917	1,055	3,772	7,196	12,023
Total (excluding PCI)	$755,727	$1,695,622	$238,695	$2,690,044	$553,257	$1,427,076	$199,853	$2,180,186

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$579,156	$541,060	$227,847	$1,348,063	$441,418	$370,999	$203,797	$1,016,214
Impaired	6,554	186	768	7,508	6,184	287	1,346	7,817
Total (excluding PCI)	$585,710	$541,246	$228,615	$1,355,571	$447,602	$371,286	$205,143	$1,024,031

Impaired Loans

Impaired loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at June 30, 2018 and December 31, 2017 do not include $50.2 million and $22.5 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans:
Commercial	$1,243	$1,266
Commercial real estate	16,529	12,482
Construction and land development	765	785
Residential real estate	5,341	5,204
Consumer	160	234
Lease financing	768	1,346
Total nonaccrual loans	24,806	21,317
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	248	2,538
Commercial real estate	—	—
Construction and land development	—	—
Residential real estate	413	51
Consumer	7	53
Lease financing	—	—
Total accruing loans contractually past due 90 days or more as to interest or principal payments	668	2,642
Loans modified under troubled debt restructurings:
Commercial	519	299
Commercial real estate	1,475	1,515
Construction and land development	55	58
Residential real estate	800	929
Consumer	19	—
Lease financing	—	—
Total loans modified under troubled debt restructurings	2,868	2,801
Total impaired loans (excluding PCI)	$28,342	$26,760

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2018 and 2017 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $346,000 and $846,000 for the three and six months ended June 30, 2018, respectively, and $307,000 and $422,000 for the three and six months ended June 30, 2017, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $28,000 and $58,000 for the three and six months ended June 30, 2018, respectively, and $19,000 and $36,000 for the comparable periods in 2017, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$1,243	$1,307	$567	$3,237	$3,297	$526
Commercial real estate	2,275	3,175	364	2,297	3,508	329
Construction and land development	99	99	9	103	102	10
Residential real estate	4,154	4,782	626	4,028	4,705	566
Consumer	171	187	22	266	279	29
Lease financing	447	447	273	1,064	1,064	345
Total impaired loans with a valuation allowance	8,389	9,997	1,861	10,995	12,955	1,805
Impaired loans with no related valuation allowance:
Commercial	767	4,006	—	866	5,782	—
Commercial real estate	15,729	21,632	—	11,700	17,359	—
Construction and land development	721	721	—	740	780	—
Residential real estate	2,400	2,654	—	2,156	2,380	—
Consumer	15	16	—	21	21	—
Lease financing	321	321	—	282	282	—
Total impaired loans with no related valuation allowance	19,953	29,350	—	15,765	26,604	—
Total impaired loans:
Commercial	2,010	5,313	567	4,103	9,079	526
Commercial real estate	18,004	24,807	364	13,997	20,867	329
Construction and land development	820	820	9	843	882	10
Residential real estate	6,554	7,436	626	6,184	7,085	566
Consumer	186	203	22	287	300	29
Lease financing	768	768	273	1,346	1,346	345
Total impaired loans (excluding PCI)	$28,342	$39,347	$1,861	$26,760	$39,559	$1,805

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $11.0 million and $12.8 million at June 30, 2018 and December 31, 2017, respectively. Interest income recognized on impaired loans during the three and six months ended June 30, 2018 and 2017 was immaterial.

The aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of June 30, 2018 and December 31, 2017 were as follows:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
June 30, 2018
Commercial	$2,694	$2,072	$248	$1,243	$6,257	$749,470	$755,727
Commercial real estate	2,286	2,235	—	16,529	21,050	1,674,572	1,695,622
Construction and land development	3,031	195	—	765	3,991	234,704	238,695
Residential real estate	383	371	413	5,341	6,508	579,202	585,710
Consumer	2,793	1,056	7	160	4,016	537,230	541,246
Lease financing	1,653	593	—	768	3,014	225,601	228,615
Total (excluding PCI)	$12,840	$6,522	$668	$24,806	$44,836	$4,000,779	$4,045,615
December 31, 2017
Commercial	$3,282	$177	$2,538	$1,266	$7,263	$545,994	$553,257
Commercial real estate	3,116	630	—	12,482	16,228	1,410,848	1,427,076
Construction and land development	1,953	—	—	785	2,738	197,115	199,853
Residential real estate	897	632	51	5,204	6,784	440,818	447,602
Consumer	2,824	1,502	53	234	4,613	366,673	371,286
Lease financing	392	—	—	1,346	1,738	203,405	205,143
Total (excluding PCI)	$12,464	$2,941	$2,642	$21,317	$39,364	$3,164,853	$3,204,217

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

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $205,000 and $240,000 as of June 30, 2018 and December 31, 2017, respectively. The Company had no unfunded commitments in connection with TDRs at June 30, 2018 and December 31, 2017.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$519	$22	$541	$299	$—	$299
Commercial real estate	1,475	9,474	10,949	1,515	9,915	11,430
Construction and land development	55	—	55	58	—	58
Residential real estate	800	389	1,189	929	282	1,211
Consumer	19	—	19	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,868	$9,885	$12,753	$2,801	$10,197	$12,998

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2018 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended June 30, 2018:
Troubled debt restructurings:
Number of loans	1	—	—	3	4	—	8
Pre-modification outstanding balance	$23	$—	$—	$212	$19	$—	$254
Post-modification outstanding balance	22	—	—	207	19	—	248

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2018:
Troubled debt restructurings:
Number of loans	1	—	—	3	4	—	8
Pre-modification outstanding balance	$23	$—	$—	$212	$19	$—	$254
Post-modification outstanding balance	22	—	—	207	19	—	248

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2017:

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

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are purchased loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Accretion recorded as loan interest income totaled $1.2 million and $2.4 million during the three and six months ended June 30, 2018, respectively and $950,000 and $3.2 million during the three and six months ended June 30, 2017, respectively.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, at beginning of period	$7,630	$8,833	$5,732	$9,035
New loans purchased – Alpine acquisition	—	—	1,245	—
New loans purchased – Centrue acquisition	—	9,849	—	9,849
Accretion	(1,190)	(950)	(2,351)	(3,193)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	354	(1,554)	1,014	(1,545)
Reclassification from non-accretable	(530)	(513)	624	1,519
Balance, at end of period	$6,264	$15,665	$6,264	$15,665

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

Consumer – The repayment of consumer loans is typically dependent on the borrower remaining employed through the life of the loan, as well as the possibility that the collateral underlying the loan, if applicable, may not be adequately maintained by the borrower.

Lease financing – Our indirect financing leases are primarily for business equipment leased to varying types of small businesses.  If the cash flow from business operations is reduced, the business’s ability to repay may become impaired.

Changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018			2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$16,051	$1,653	$17,704	$14,501	$1,304	$15,805
Provision for loan losses	1,907	(53)	1,854	420	38	458
Charge-offs	(2,138)	(6)	(2,144)	(1,354)	—	(1,354)
Recoveries	832	—	832	470	45	515
Net loan (charge-offs) recoveries	(1,306)	(6)	(1,312)	(884)	45	(839)
Balance, end of period	$16,652	$1,594	$18,246	$14,037	$1,387	$15,424

	Six Months Ended June 30,
	2018			2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$14,902	$1,529	$16,431	$13,744	$1,118	$14,862
Provision for loan losses	3,778	82	3,860	1,825	166	1,991
Charge-offs	(3,268)	(17)	(3,285)	(2,521)	—	(2,521)
Recoveries	1,240	—	1,240	989	103	1,092
Net loan (charge-offs) recoveries	(2,028)	(17)	(2,045)	(1,532)	103	(1,429)
Balance, end of period	$16,652	$1,594	$18,246	$14,037	$1,387	$15,424

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended June 30, 2018:
Balance, beginning of period	$5,902	$5,485	$328	$2,504	$1,309	$2,176	$17,704
Provision for loan losses	1,224	(310)	157	279	522	(18)	1,854
Charge-offs	(1,120)	(99)	—	(103)	(349)	(473)	(2,144)
Recoveries	197	301	20	62	147	105	832
Balance, end of period	$6,203	$5,377	$505	$2,742	$1,629	$1,790	$18,246

Changes in allowance for loan losses for the three months ended June 30, 2017:
Balance, beginning of period	$6,034	$3,930	$460	$2,842	$1,284	$1,255	$15,805
Provision for loan losses	45	41	(325)	516	288	(107)	458
Charge-offs	(728)	(174)	—	(155)	(255)	(42)	(1,354)
Recoveries	30	199	12	174	68	32	515
Balance, end of period	$5,381	$3,996	$147	$3,377	$1,385	$1,138	$15,424

Changes in allowance for loan losses for the six months ended June 30, 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	1,791	197	(58)	18	826	1,086	3,860
Charge-offs	(1,145)	(259)	—	(139)	(783)	(959)	(3,285)
Recoveries	301	395	45	113	242	144	1,240
Balance, end of period	$6,203	$5,377	$505	$2,742	$1,629	$1,790	$18,246

Changes in allowance for loan losses for the six months ended June 30, 2017:
Balance, beginning of period	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	115	862	(233)	546	770	(69)	1,991
Charge-offs	(737)	(470)	—	(327)	(431)	(556)	(2,521)
Recoveries	83	379	35	229	116	250	1,092
Balance, end of period	$5,381	$3,996	$147	$3,377	$1,385	$1,138	$15,424

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2018 and December 31, 2017 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
June 30, 2018:

Allowance for loan losses:
Loans individually evaluated for impairment	$540	$284	$4	$364	$4	$255	$1,451
Loans collectively evaluated for impairment	27	80	5	262	18	18	410
Non-impaired loans collectively evaluated for impairment	5,072	4,612	496	1,636	1,458	1,517	14,791
Loans acquired with deteriorated credit quality (1)	564	401	—	480	149	—	1,594
Total allowance for loan losses	$6,203	$5,377	$505	$2,742	$1,629	$1,790	$18,246
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$1,755	$17,252	$775	$3,895	$4	$601	$24,282
Impaired loans collectively evaluated for impairment	255	752	45	2,659	182	167	4,060
Non-impaired loans collectively evaluated for impairment	753,717	1,677,618	237,875	579,156	541,060	227,847	4,017,273
Loans acquired with deteriorated credit quality (1)	6,822	15,674	9,194	16,098	2,408	—	50,196
Total recorded investment (loan balance)	$762,549	$1,711,296	$247,889	$601,808	$543,654	$228,615	$4,095,811

December 31, 2017:

Allowance for loan losses:
Loans individually evaluated for impairment	$221	$281	$5	$302	$—	$261	$1,070
Loans collectively evaluated for impairment	305	48	5	264	29	84	735
Non-impaired loans collectively evaluated for impairment	4,230	4,379	504	1,644	1,166	1,174	13,097
Loans acquired with deteriorated credit quality (1)	500	336	4	540	149	—	1,529
Total allowance for loan losses	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$1,285	$13,554	$797	$3,700	$4	$568	$19,908
Impaired loans collectively evaluated for impairment	2,818	443	46	2,484	283	778	6,852
Non-impaired loans collectively evaluated for impairment	549,154	1,413,079	199,010	441,418	370,999	203,797	3,177,457
Loans acquired with deteriorated credit quality (1)	2,673	12,935	734	5,950	169	—	22,461
Total recorded investment (loan balance)	$555,930	$1,440,011	$200,587	$453,552	$371,455	$205,143	$3,226,678

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Land	$20,231	$16,109
Buildings and improvements	78,919	63,837
Furniture and equipment	27,595	25,843
Total	126,745	105,789
Accumulated depreciation	(31,962)	(29,627)
Premises and equipment, net	$94,783	$76,162

Depreciation expense was recorded at $1.6 million and $3.1 million for the three and six months ended June 30, 2018, respectively.  Depreciation expense was recorded at $1.2 million and $2.3 million for the three and six months ended June 30, 2017, respectively.

Note 7 – Mortgage Servicing Rights

At June 30, 2018 and December 31, 2017, the Company serviced mortgage loans for others with unpaid principal balances of approximately $4.93 billion and $5.97 billion, respectively. A summary of mortgage loans serviced for others as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Commercial FHA mortgage loans	$3,974,465	$3,976,795
Residential mortgage loans	954,863	1,989,785
Total loans serviced for others	$4,929,328	$5,966,580

Changes in our mortgage servicing rights were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage servicing rights:
Balance, beginning of period	$59,814	$72,335	$60,383	$71,710
Servicing rights acquired - residential mortgage loans	—	1,933	—	1,933
Servicing rights transferred to held for sale - residential mortgage loans	(3,649)	—	(3,649)	—
Servicing rights capitalized – commercial FHA mortgage loans	911	2,107	1,912	3,588
Servicing rights capitalized – residential mortgage loans	—	703	70	1,221
Amortization – commercial FHA mortgage loans	(682)	(639)	(1,358)	(1,278)
Amortization – residential mortgage loans	(126)	(734)	(313)	(1,469)
Other-than-temporary impairment - residential mortgage loans	—	—	(777)	—
Balance, end of period	56,268	75,705	56,268	75,705
Valuation allowances:
Balance, beginning of period	3,387	3,778	4,031	3,702
Additions	500	1,650	633	1,838
Reductions	—	—	—	(112)
Other-than-temporary impairment - residential mortgage loans	—	—	(777)	—
Balance, end of period	3,887	5,428	3,887	5,428
Mortgage servicing rights, net	$52,381	$70,277	$52,381	$70,277
Fair value:
At beginning of period	$57,051	$68,557	$56,352	$68,008
At end of period	$52,381	$70,277	$52,381	$70,277

During the second quarter of 2018, the Company transferred $3.6 million of residential mortgage servicing rights to mortgage servicing rights held for sale. On June 29, 2018, the Company sold $2.7 million of mortgage servicing rights held for sale. During 2017, the Company transferred $14.2 million of residential mortgage servicing rights, net of valuation allowance, to mortgage servicing rights held for sale. The sale was completed on January 2, 2018.

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at June 30, 2018 and December 31, 2017. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
(dollars in thousands)	Fee	Rate	Maturity	Rate	Cost	Rate
June 30, 2018:
Commercial FHA mortgage loans	0.13%	3.67%	30.4	8.25%	$1,000	11.02%
Residential mortgage loans	0.26%	4.00%	20.2	8.26%	$64	11.02%

December 31, 2017:
Commercial FHA mortgage loans	0.12%	3.67%	30.3	8.27%	$1,000	11.02%
Residential mortgage loans	0.26%	3.93%	23.2	11.52%	$71	10.09%

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

Note 8 – Goodwill and Intangible Assets

At June 30, 2018 and December 31, 2017, goodwill totaled $164.0 million and $98.6 million, respectively, reflecting an increase of approximately $65.3 million as a result of the acquisition of Alpine on February 28, 2018, as further discussed in Note 3 to the consolidated financial statements.

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$52,712	$(21,720)	$30,992	$31,612	$(18,943)	$12,669
Customer relationship intangibles	13,771	(3,682)	10,089	7,471	(3,208)	4,263
Total intangible assets	$66,483	$(25,402)	$41,081	$39,083	$(22,151)	$16,932

In conjunction with the acquisition of Alpine on February 28, 2018, we recorded $21.1 million of core deposit intangibles and $6.3 million of customer relationship intangibles, which are both being amortized on an accelerated basis over an estimated useful life of 13 years, as further discussed in Note 3 to the consolidated financial statements.

Amortization of intangible assets was $1.6 million and $3.3 million for the three and six months ended June 30, 2018, respectively, and $579,000 and $1.1 million for the comparable periods in 2017, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at June 30, 2018 and December 31, 2017:

	Notional Amount		Fair Value Gain
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2018	2017	2018	2017
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$323,246	$345,152	$4,328	$6,331
Forward commitments to sell mortgage-backed securities	287,998	372,824	—	31
Total	$611,244	$717,976	$4,328	$6,362

	Notional Amount		Fair Value Loss
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2018	2017	2018	2017
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$2,871	$—	$5	$—

Net losses of $2.0 million and $2.1 million were recognized on derivative instruments for the three and six months ended June 30, 2018, respectively. Net losses of $396,000 and net gains of $1.1 million were recognized on derivative instruments for three and six months ended June 30, 2017, respectively. Net gains and losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.8 million at June 30, 2018 and $10.0 million at December 31, 2017. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $306,000 at June 30, 2018 and $17,000 at December 31, 2017, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Noninterest-bearing demand	$1,001,802	$724,443
Interest-bearing:
Checking	1,024,506	785,934
Money market	843,984	646,426
Savings	460,560	281,212
Time	829,005	693,074
Total deposits	$4,159,857	$3,131,089

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of June 30, 2018 and December 31, 2017:

	Repurchase Agreements
	June 30,	December 31,
(dollars in thousands)	2018	2017
Outstanding at period-end	$114,536	$156,126
Average amount outstanding	134,671	163,461
Maximum amount outstanding at any month end	173,387	196,278
Weighted average interest rate:
During period	0.36%	0.23%
End of period	0.51%	0.28%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $118.9 million and $157.2 million at June 30, 2018 and December 31, 2017, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $116.4 million and $32.5 million at June 30, 2018 and December 31, 2017, respectively, from the Federal Reserve Discount Window. The lines are collateralized by collateral agreements totaling $139.0 million and $36.5 million at June 30, 2018 and December 31, 2017, respectively. There were no outstanding borrowings under these lines of credit at June 30, 2018 and December 31, 2017.

At June 30, 2018, the Company had available federal funds lines of credit totaling $90.0 million. The lines of credit were unused at June 30, 2018.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 4.25% and 3.63% at June 30, 2018 and December 31, 2017, respectively, – maturing through May 25, 2020	$35,691	$37,113
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $40.0 million and $145.0 million, at rates averaging 1.97% and 1.35% at June 30, 2018 and December 31, 2017, respectively – maturing through June 2021, putable fixed rate of $470.0 million and $305.0 million at rates averaging 1.73% and 1.29% at June 30, 2018 and December 31, 2017, respectively – maturing through December 2024 with call provisions through December 2020, and callable fixed rate of $115.0 million, at a rate of 2.81% at June 30, 2018, maturing in August 2019	625,117	450,137
FHLB advances – variable rate, fixed term, at rates averaging 1.20% at December 31, 2017 – matured in March 2018	—	9,000
Other	—	5
Alpine Bank
FHLB advances - fixed rate, fixed term, at rates averaging 2.33% at June 30, 2018 - maturing through February 2023	17,884	—
Total FHLB advances and other borrowings	$678,873	$496,436

In 2017, the Company entered into a loan agreement with another bank for a term loan in the original principal amount of $40.0 million. The term loan matures on May 25, 2020 and has a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2017, the Company was required to begin making quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Bank’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At June 30, 2018, the Company was in compliance with each of these financial covenants.

The Bank’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.05 billion and $1.86 billion at June 30, 2018 and December 31, 2017, respectively.

Note 13 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards using the treasury stock method (outstanding stock options and unvested restricted stock) and common stock warrants. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$12,782	$3,539	$14,588	$12,029
Preferred stock dividends	(83)	(19)	(166)	(19)
Amortization of preferred stock premium	47	—	94	—
Net income available to common equity	12,746	3,520	14,516	12,010
Common shareholder dividends	(5,201)	(3,173)	(9,409)	(6,282)
Unvested restricted stock award dividends	(32)	(20)	(63)	(40)
Undistributed earnings to unvested restricted stock awards	(44)	—	(31)	(31)
Undistributed earnings to common shareholders	$7,469	$327	$5,013	$5,657
Basic
Distributed earnings to common shareholders	$5,201	$3,173	$9,409	$6,282
Undistributed earnings to common shareholders	7,469	327	5,013	5,657
Total common shareholders earnings, basic	$12,670	$3,500	$14,422	$11,939
Diluted
Distributed earnings to common shareholders	$5,201	$3,173	$9,409	$6,282
Undistributed earnings to common shareholders	7,469	327	5,013	5,657
Total common shareholders earnings	12,670	3,500	14,422	11,939
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	1	—	1	1
Total common shareholders earnings, diluted	$12,671	$3,500	$14,423	$11,940
Weighted average common shares outstanding, basic	23,815,436	16,803,724	22,365,927	16,272,929
Options and warrants	452,675	516,365	451,545	565,487
Weighted average common shares outstanding, diluted	24,268,111	17,320,089	22,817,472	16,838,416
Basic earnings per common share	$0.53	$0.21	$0.64	$0.73
Diluted earnings per common share	0.52	0.20	0.63	0.71

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of June 30, 2018 and December 31, 2017, are summarized below:

	June 30, 2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,595	$24,595	$—	$—
Government sponsored entity debt securities	76,276	—	76,276	—
Agency mortgage-backed securities	363,061	—	363,061	—
State and municipal securities	176,779	—	176,779	—
Corporate securities	63,874	—	58,517	5,357
Equity securities	3,416	—	3,416	—
Loans held for sale	41,449	—	41,449	—
Interest rate lock commitments	4,328	—	4,328	—
Interest rate swap contracts	306	—	306	—
Total	$754,084	$24,595	$724,132	$5,357
Liabilities
Forward commitments to sell mortgage-backed securities	$5	$—	$5	$—
Interest rate swap contracts	306	—	306	—
Total	$311	$—	$311	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$52,381	$—	$—	$52,381
Mortgage servicing rights held for sale	4,806	—	—	4,806
Impaired loans	3,614	—	3,219	395
Other real estate owned	60	—	60	—
Assets held for sale	2,287	—	2,287	—

	December 31, 2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level) 3
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$27,718	$27,718	$—	$—
Government sponsored entity debt securities	25,211	—	25,211	—
Agency mortgage-backed securities	232,387	—	232,387	—
State and municipal securities	102,567	—	102,567	—
Corporate securities	59,812	—	55,033	4,779
Equity securities	2,830	—	2,830	—
Loans held for sale	50,089	—	50,089	—
Interest rate lock commitments	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	—	31	—
Interest rate swap contracts	17	—	17	—
Total	$506,993	$27,718	$474,496	$4,779
Liabilities
Interest rate swap contracts	$17	$—	$17	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$56,352	$—	$—	$56,352
Mortgage servicing rights held for sale	10,176	10,176	—	—
Impaired loans	9,385	—	7,631	1,754
Other real estate owned	801	—	801	—
Assets held for sale	3,358	—	3,358	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage servicing rights	$500	$1,650	$633	$1,726
Mortgage servicing rights held for sale	188	—	188	—
Impaired loans	2,041	213	2,916	563
Other real estate owned	126	8	126	180
Assets held for sale	—	1,130	—	1,130
Total loss on assets measured on a nonrecurring basis	$2,855	$3,001	$3,863	$3,599

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018:

	Corporate
	Securities
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(dollars in thousands)	2018
Balance, beginning of period	$4,787	$4,779
Total realized in earnings (1)	63	119
Total unrealized in other comprehensive income	562	562
Net settlements (principal and interest)	(55)	(103)
Balance, end of period	$5,357	$5,357

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017:

			Non-Agency
	Corporate		Mortgage-Backed
	Securities		Securities
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2017		2017
Balance, beginning of period	$7,734	7,480	$—	$1
Total realized in earnings (1)	85	180	—	—
Total unrealized in other comprehensive income	(3)	242	—	—
Net settlements (principal and interest)	(3,076)	(3,162)	—	(1)
Balance, end of period	$4,740	4,740	$—	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at June 30, 2018 (in thousands):

Non-recurring		Valuation	Unobservable
fair value measurements	Fair Value	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$52,381	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.25%)
			Discount rate	10.00% - 14.00% (11.02%)

Impaired loans	$395	Discounted cash flow	Discount rate	6.55% - 8.10% (7.25%)

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with GAAP, the Company must record impairment charges on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights was $52.4 million and $56.4 million at June 30, 2018 and December 31, 2017, respectively.

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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Residential loans held for sale	$25,208	$747	$24,461	$12,243	$375	$11,868
Commercial loans held for sale	16,241	369	15,872	37,846	343	37,503
Total loans held for sale	$41,449	$1,116	$40,333	$50,089	$718	$49,371

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Residential loans held for sale	$168	$(1)	$60	$254
Commercial loans held for sale	260	120	25	(616)
Total loans held for sale	$428	$119	$85	$(362)

The Company adopted ASU No. 2016-01, effective January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans, excluding loans held for sale, time deposits, FHLB and other borrowings, subordinated debt, and trust preferred debentures as of June 30, 2018. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual prices received for a sale of assets or paid to transfer liabilities could be different from the exit price disclosed.

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of June 30, 2018 and December 31, 2017:

	June 30, 2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$274,568	$274,568	$274,568	$—	$—
Federal funds sold	1,763	1,763	1,763	—	—
Investment securities available for sale	704,585	704,585	24,595	674,633	5,357
Equity Securities	3,416	3,416	—	3,416	—
Nonmarketable equity securities	44,278	44,278	—	44,278	—
Loans, net	4,077,565	3,993,423	—	—	3,993,423
Loans held for sale	41,449	41,449	—	41,449	—
Accrued interest receivable	14,800	14,800	—	14,800	—
Interest rate lock commitments	4,328	4,328	—	4,328	—
Interest rate swap contracts	306	306	—	306	—
Liabilities
Deposits	$4,159,857	$4,150,984	$—	$4,150,984	$—
Short-term borrowings	114,536	114,536	—	114,536	—
FHLB and other borrowings	678,873	676,632	—	676,632	—
Subordinated debt	94,053	61,081	—	61,081	—
Trust preferred debentures	47,559	49,057	—	49,057	—
Accrued interest payable	3,737	3,737	—	3,737	—
Forward commitments to sell mortgage-backed securities	5	5	—	5	—
Interest rate swap contracts	306	306	—	306	—

	December 31, 2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$214,519	$214,519	$214,519	$—	$—
Federal funds sold	683	683	683	—	—
Investment securities available for sale	450,525	450,525	27,718	418,028	4,779
Nonmarketable equity securities	34,796	34,796	—	34,796	—
Loans, net	3,210,247	3,200,016	—	—	3,200,016
Loans held for sale	50,089	50,089	—	50,089	—
Accrued interest receivable	11,715	11,715	—	11,715	—
Interest rate lock commitments	6,331	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	31	—	31	—
Interest rate swap contracts	17	17	—	17	—
Liabilities
Deposits	$3,131,089	$3,127,626	$—	$3,127,626	$—
Short-term borrowings	156,126	156,126	—	156,126	—
FHLB and other borrowings	496,436	494,634	—	494,634	—
Subordinated debt	93,972	90,860	—	90,860	—
Trust preferred debentures	45,379	46,069	—	46,069	—
Accrued interest payable	2,531	2,531	—	2,531	—
Interest rate swap contracts	17	17	—	17	—

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$767,339	$568,356
Financial guarantees – standby letters of credit	144,412	142,189

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2018 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. The Company incurred losses as a result of make-whole requests and loan repurchases totaling $9,000 and $20,000 for the three and six months ended June 30, 2018, respectively. There were no losses incurred for the three and six months ended June 30, 2017. The liability for unresolved repurchase demands totaled $745,000 and $371,000 at June 30, 2018 and December 31, 2017, respectively.

Note 16 – Segment Information

Our business segments are defined as Banking, Commercial FHA Origination and Servicing, Wealth Management, and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment leasing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The commercial FHA origination and servicing segment provides for the origination and servicing of government sponsored mortgages for multifamily and healthcare facilities. The wealth management segment consists of trust and fiduciary services, brokerage and retirement planning services. The other segment includes the operating results of the parent company, our captive insurance business unit, and the elimination of intercompany transactions.

During 2018, the Company re-evaluated its business segments and changed the composition of its reportable segments to those described above and restated all prior period information.

Selected business segment financial information as of and for the three and six months ended June 30, 2018 and 2017 were as follows:

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Three Months Ended June 30, 2018
Net interest income (expense)	$50,978	$(95)	$72	$(2,669)	$48,286
Provision for loan losses	1,854	—	—	—	1,854
Noninterest income	6,615	447	5,408	3,478	15,948
Noninterest expense	38,941	4,718	2,878	16	46,553
Income before income taxes	16,798	(4,366)	2,602	793	15,827
Income taxes (benefit)	5,201	(1,402)	151	(905)	3,045
Net income (loss)	$11,597	$(2,964)	$2,451	$1,698	$12,782
Total assets	$5,780,313	$94,481	$17,171	$(161,365)	$5,730,600

Three Months Ended June 30, 2017
Net interest income (expense)	$30,602	$128	$157	$(1,487)	$29,400
Provision for loan losses	458	—	—	—	458
Noninterest income	6,833	4,347	3,406	(967)	13,619
Noninterest expense	31,879	3,646	2,522	(402)	37,645
Income (loss) before income taxes (benefit)	5,098	829	1,041	(2,052)	4,916
Income taxes (benefit)	1,532	362	147	(664)	1,377
Net income (loss)	$3,566	$467	$894	$(1,388)	$3,539
Total assets	$4,500,790	$92,643	$15,644	$(117,435)	$4,491,642

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Six Months Ended June 30, 2018
Net interest income (expense)	$91,609	$(58)	$157	$(5,237)	$86,471
Provision for loan losses	3,860	—	—	—	3,860
Noninterest income	14,706	3,968	9,591	4,288	32,553
Noninterest expense	83,032	8,256	5,397	(530)	96,155
Income (loss) before income taxes (benefit)	19,423	(4,346)	4,351	(419)	19,009
Income taxes (benefit)	6,580	(995)	292	(1,456)	4,421
Net income (loss)	$12,843	$(3,351)	$4,059	$1,037	$14,588
Total assets	$5,780,313	$94,481	$17,171	$(161,365)	$5,730,600

Six Months Ended June 30, 2017
Net interest income (expense)	$58,982	$404	$305	$(2,830)	$56,861
Provision for loan losses	1,991	—	—	—	1,991
Noninterest income	15,768	11,223	6,278	(3,308)	29,961
Noninterest expense	56,789	7,729	4,765	(841)	68,442
Income (loss) before income taxes (benefit)	15,970	3,898	1,818	(5,297)	16,389
Income taxes (benefit)	3,874	1,559	228	(1,301)	4,360
Net income (loss)	$12,096	$2,339	$1,590	$(3,996)	$12,029
Total assets	$4,500,790	$92,643	$15,644	$(117,435)	$4,491,642

Note 17 – Revenue From Contracts with Customers

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

Gain on Sales of Other Real Estate Owned

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,322	$2,405	$7,441	$4,747
Investment advisory fees	495	445	960	445
Investment brokerage fees	387	346	754	669
Other	213	210	444	418
Service charges on deposit accounts:
Nonsufficient fund fees	1,991	761	3,441	1,343
Other	702	361	1,219	671
Interchange revenues	2,929	1,114	4,974	2,092
Other income:
Merchant services revenue	460	97	798	492
Other	687	423	1,747	880
Noninterest income - out-of-scope of Topic 606	3,762	7,457	10,775	18,204
Total noninterest income	$15,948	$13,619	$32,553	$29,961

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2018. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 6, 2018.

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

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation, based in Washington, D.C. Our commercial equipment leasing business, Midland Equipment Finance, operates on a nationwide basis. As of June 30, 2018, we had $5.7 billion in assets, $4.2 billion of deposits and $592.5 million of shareholders’ equity.

Our strategic plan is focused on building a diversified financial services company anchored by a strong community bank. In the past several years, we have grown organically and through a series of acquisitions, with an over‑arching focus on enhancing shareholder value and maintaining a platform for scalability. In June 2017, we completed the acquisition of Centrue and its subsidiary, Centrue Bank, a regional, full-service community bank headquartered in Ottawa, Illinois. At closing, Centrue had 20 bank branches located principally in northern Illinois and total assets of $990.2 million. Most recently, on February 28, 2018, the Company completed the acquisition of Alpine, and its subsidiary, Alpine Bank, a regional, full-service community bank headquartered in Belvidere, Illinois. At closing, Alpine had 19 bank branches located principally in and around the Rockford, Illinois area and had total assets of $1.2 billion.

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

Significant Transactions

Each item listed below materially affects the comparability of our results of operations and financial condition as of and for the three and six months ended June 30, 2018 and 2017, and may affect the comparability of financial information we report in future fiscal periods.

Recent Acquisitions. On February 28, 2018, the Company acquired Alpine for total consideration valued at approximately $173.2 million. Consideration transferred by the Company consisted of $33.3 million in cash and 4,463,200 shares of common stock. All identifiable assets acquired and liabilities assumed were adjusted to fair value as of February 28, 2018, and the results of Alpine’s operations have been included in the consolidated statements of income beginning on that date. The resultant purchase accounting adjustments have been reflected in the enclosed consolidated balance sheet as of June 30, 2018. Intangible assets recognized as a result of the transaction consisted of $65.3 million in goodwill, $6.3 million in customer relationship intangibles and $21.1 million in core deposit intangibles.

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

Purchased Credit‑Impaired (“PCI”) Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. Our reported net interest margin for the three months ended June 30, 2018 and 2017 was 3.91% and 3.70%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $5.5 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, increasing the reported net interest margin by 40 and 13 basis points for each respective period. The reported net interest margin for the six months ended June 30, 2018 and 2017 was 3.81% and 3.78%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $7.4 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively, increasing the reported net interest margin by 29 and 23 basis points for each respective period.

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

In the third quarter of 2017, we committed to a plan to sell our Fannie Mae residential mortgage servicing rights and transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale. As a result of recognizing a $4.1 million loss in 2017, MSR held for sale had a net carrying value of $10.2 million at December 31, 2017. The Fannie Mae MSR held for sale was sold on January 2, 2018. During the second quarter of 2018, the Company transferred the remaining $3.6 million of residential MSR to MSR held for sale. On June 29, 2018, the Company sold $2.7 million of MSR held for sale, recognizing a loss of $0.4 million from the sale.

There were no impairment charges on the residential MSR during the three and six months ended June 30, 2018 compared to $0.8 million and $0.7 million for the three and six months ended June 30, 2017, respectively. For commercial FHA MSR, we recognized impairment charges of $0.5 million and $0.6 million during the three and six months ended June 30, 2018, respectively, compared to $0.9 million and $1.0 million during the three and six months ended June 30, 2017.

Results of Operations

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. The net interest margin is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming federal income tax rates of 21% for the three and six months ended June 30, 2018 and 35% for the three and six months ended June 30, 2017, respectively.

In the second quarter of 2018, net interest income (on a tax-equivalent basis) was $48.8 million, an increase of $18.7 million, or 62.3%, from $30.1 million of net interest income we generated for the comparative prior year quarter. The tax-equivalent net interest margin was 3.91% for the second quarter of 2018 compared to 3.70% in the second quarter of 2017.

For the six months ended June 30, 2018, we generated $87.4 million of net interest income (on a tax-equivalent basis), which was an increase of $29.2 million, or 50.2%, from $58.2 million of net interest income we produced during the six months ended June 30, 2017. The tax-equivalent net interest margin was 3.81% for the first six months of 2018 compared to 3.78% for the first six months of 2017.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended June 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$227,499	$1,014	1.79%	$192,483	$487	1.02%
Investment securities:
Taxable investment securities	555,053	3,756	2.71	256,109	1,563	2.44
Investment securities exempt from federal income tax (1)	175,964	1,564	3.55	106,159	1,449	5.46
Total securities	731,017	5,320	2.91	362,268	3,012	3.33
Loans:
Loans (2)	3,880,427	50,699	5.24	2,573,578	30,254	4.72
Loans exempt from federal income tax (1)	102,531	1,015	3.97	47,561	497	4.19
Total loans	3,982,958	51,714	5.21	2,621,139	30,751	4.71
Loans held for sale	31,220	295	3.79	61,718	720	4.68
Nonmarketable equity securities	38,872	482	4.97	22,246	239	4.31
Total earning assets	5,011,566	$58,825	4.71%	3,259,854	$35,209	4.33%
Noninterest-earning assets	639,864			372,473
Total assets	$5,651,430			$3,632,327
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,822,290	$1,924	0.42%	$1,213,436	$819	0.27%
Savings deposits	465,478	190	0.16	197,518	67	0.14
Time deposits	660,089	1,835	1.12	427,914	944	0.88
Brokered deposits	210,959	1,055	2.00	277,697	977	1.41
Total interest-bearing deposits	3,158,816	5,004	0.64	2,116,565	2,807	0.53
Short-term borrowings	120,794	116	0.38	146,144	82	0.23
FHLB advances and other borrowings	573,107	2,583	1.81	290,401	841	1.16
Subordinated debt	94,035	1,514	6.44	54,542	873	6.40
Trust preferred debentures	47,488	780	6.59	40,820	525	5.15
Total interest-bearing liabilities	3,994,240	$9,997	1.00%	2,648,472	$5,128	0.78%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	1,025,308			579,977
Other noninterest-bearing liabilities	47,229			42,372
Total noninterest-bearing liabilities	1,072,537			622,349
Shareholders’ equity	584,653			361,506
Total liabilities and shareholders’ equity	$5,651,430			$3,632,327
Net interest income / net interest margin (3)		$48,828	3.91%		$30,081	3.70%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming federal income tax rates of 21% and 35% for the three months ended June  30, 2018 and 2017, respectively. Tax-equivalent adjustments totaled $542,000 and $681,000 for the three months ended June 30, 2018 and 2017, respectively.

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

	For the Six Months Ended June 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$183,133	$1,535	1.69%	$178,474	$798	0.90%
Investment securities:
Taxable investment securities	486,458	6,399	2.63	241,401	2,802	2.32
Investment securities exempt from federal income tax (1)	153,640	2,850	3.71	104,266	2,853	5.47
Total securities	640,098	9,249	2.89	345,667	5,655	3.27
Loans:
Loans (2)	3,648,407	91,730	5.07	2,445,250	58,327	4.81
Loans exempt from federal income tax (1)	83,426	1,606	3.88	46,727	984	4.25
Total loans	3,731,833	93,336	5.04	2,491,977	59,311	4.80
Loans held for sale	36,003	723	4.05	67,782	1,489	4.43
Nonmarketable equity securities	36,892	881	4.82	21,152	457	4.36
Total earning assets	4,627,959	$105,724	4.61%	3,105,052	$67,710	4.40%
Noninterest-earning assets	588,592			354,360
Total assets	$5,216,551			$3,459,412
INTEREST-BEARING LIABILITIES
NOW and money market deposits	$1,702,919	$3,575	0.42%	$1,156,342	$1,427	0.25%
Savings deposits	405,302	351	0.17	182,963	132	0.15
Time deposits	612,507	3,285	1.08	412,612	1,833	0.9
Brokered deposits	197,685	1,910	1.95	255,258	1,801	1.42
Total interest-bearing deposits	2,918,413	9,121	0.63	2,007,175	5,193	0.52
Short-term borrowings	134,671	240	0.36	144,870	162	0.23
FHLB advances and other borrowings	531,567	4,454	1.69	269,340	1,407	1.05
Subordinated debt	94,014	3,028	6.44	54,530	1,746	6.4
Trust preferred debentures	47,431	1,474	6.27	39,957	998	5.25
Total interest-bearing liabilities	3,726,096	$18,317	0.99%	2,515,872	$9,506	0.76%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	904,409			553,072
Other noninterest-bearing liabilities	44,012			46,895
Total noninterest-bearing liabilities	948,421			599,967
Shareholders’ equity	542,034			343,573
Total liabilities and shareholders’ equity	$5,216,551			$3,459,412
Net interest income / net interest margin (3)		$87,407	3.81%		$58,204	3.78%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming federal income tax rates of 21% and 35% for the six months ended June  30, 2018 and 2017, respectively. Tax-equivalent adjustments totaled $936,000 and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Compared with			Compared with
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$122	$405	$527	$30	$707	$737
Investment securities:
Taxable investment securities	1,924	269	2,193	3,035	562	3,597
Investment securities exempt from federal income tax	786	(671)	115	1,133	(1,136)	(3)
Total securities	2,710	(402)	2,308	4,168	(574)	3,594
Loans:
Loans	16,219	4,226	20,445	29,474	3,929	33,403
Loans exempt from federal income tax	559	(41)	518	740	(118)	622
Total loans	16,778	4,185	20,963	30,214	3,811	34,025
Loans held for sale	(322)	(103)	(425)	(668)	(98)	(766)
Nonmarketable equity securities	192	51	243	358	66	424
Total earning assets	$19,480	$4,136	$23,616	$34,102	$3,912	$38,014
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$527	$578	$1,105	$910	$1,238	$2,148
Savings deposits	100	23	123	177	42	219
Time deposits	578	313	891	980	472	1,452
Brokered deposits	(284)	362	78	(481)	590	109
Total interest-bearing deposits	921	1,276	2,197	1,586	2,342	3,928
Short-term borrowings	(19)	53	34	(15)	93	78
FHLB advances and other borrowings	1,047	695	1,742	1,784	1,263	3,047
Subordinated debt	634	7	641	1,268	14	1,282
Trust preferred debentures	97	158	255	209	267	476
Total interest-bearing liabilities	$2,680	$2,189	$4,869	$4,832	$3,979	$8,811
Net interest income	$16,800	$1,947	$18,747	$29,270	$(67)	$29,203

Interest Income.  The $21.0 million, or 68.2%, increase in interest income on loans (on a tax-equivalent basis) for the second quarter of 2018 was primarily due to a 52.0% increase in the average balance of loans outstanding combined with a 50 basis point increase in the average yield on total loans. The average balance increase was primarily driven by the addition of $679.6 million of loans from Centrue in June 2017 and $786.2 million of loans from Alpine in February 2018. The increase in the average yield on loans was mainly due to a $4.2 million increase in accretion income from purchase accounting discounts on acquired loans combined with the impact of higher market interest rates. The reported yield on total loans for the three months ended June 30, 2018 and 2017 was 5.21% and 4.71%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $5.5 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, increasing the reported yields by 40 and 13 basis points for each respective period.

For the six months ended June 30, 2018, the $34.0 million, or 57.4%, increase in interest income on loans was primarily due to a 49.8% increase in the average balance of loans outstanding combined with a 24 basis point increase in the average yield. The average balance increase was primarily due to loans added from the Centrue and Alpine acquisitions. The increase in the average yield on loans was mainly due to a $3.4 million increase in accretion income from purchase accounting discounts on acquired loans combined with the impact of higher market interest rates. The reported yield on total loans for the six months ended June 30, 2018 and 2017 was 5.04% and 4.80%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $7.4 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively, increasing the reported net yields by 29 and 23 basis points for each respective period.

Interest income on our investment securities portfolio on a tax-equivalent basis increased $2.3 million and $3.6 million for the three and six months ended June 30, 2018, respectively, mainly attributable to increases in the average balances of investment securities of 101.8% and 85.2% for the respective periods.  The increases in average balances were primarily due to the addition of $149.0 million of investment securities from Centrue in June 2017 and the addition of $301.8 million of investment securities from Alpine in February 2018.

Interest income on short-term cash investments increased to $1.0 million and $1.5 for the three and six months ended June 30, 2018, respectively, compared to $0.5 million and $0.8 million for the corresponding periods in 2017. These increases were primarily attributable to an increase in short-term interest rates.

Interest Expense. Interest expense on deposits increased to $5.0 million and $9.1 million for the three and six months ended June 30, 2018, respectively, as compared to $2.8 million and $5.2 million for the three and six months ended June 30, 2017, respectively.  The $2.2 million, or 78.3%, increase in interest expense on deposits for the second quarter of 2018 was primarily due to the average balance of interest-bearing deposits increasing 49.2% combined with an 11 basis point increase in the average rate paid. For the six-month period, the $3.9 million, or 75.6%, increase in interest expense on deposits was mainly attributable to the average balance of deposits increasing 45.4% coupled with an 11 basis point increase in the average rate paid. The increase in the average balance of deposits primarily reflected the addition of $583.7 million of interest-bearing deposits from Centrue in June 2017 and $770.2 million of interest-bearing deposits from Alpine in February 2018. The increase in the average rate paid was primarily due to the impact of higher market interest rates.

Interest expense on borrowings increased to $5.0 million and $9.2 million for the three and six months ended June 30, 2018, as compared to $2.3 million and $4.3 million for the three and six months ended June 30, 2017.  The $2.7 million and $4.9 million increases in interest expense on borrowings for the three and six months ended June 30, 2018, respectively, were primarily due to expanded usage of FHLB advances as a short-term and long-term funding source, the full effect of $90.0 million of FHLB advances and $10.0 million of trust preferred debentures assumed from Centrue, the addition of $18.1 million of FHLB advances assumed from Alpine, entering into a $40.0 million term loan in May 2017 to help fund the acquisition of Centrue, issuing $40.0 million of subordinated debt in October 2017 to assist with funding the acquisition of Alpine, and the impact of higher market interest rates on new FHLB advances and our variable rate trust preferred debentures.

Provision for Loan Losses.  The provision for loan losses totaled $1.8 million and $3.9 million for the three and six months ended June 30, 2018 compared to $0.5 million and $2.0 million for the three and six months ended June 30, 2017. The provision for loan losses recorded during the three months ended 2018 was primarily due to the growth of our loan portfolio.

The increase in provision for loan losses in first six months of 2018 resulted primarily from the increase in specific reserves of two commercial loans that were classified as nonaccrual during the first quarter of 2018 and then charged off in the second quarter of 2018. The remaining provision increase resulted from the growth of our loan portfolio and as a result, an increase in the required reserves.

Noninterest Income.  The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest income:
Commercial FHA revenue	$326	$4,153	$(3,827)
Residential mortgage banking revenue	2,116	2,330	(214)
Wealth management revenue	5,417	3,406	2,011
Service charges on deposit accounts	2,693	1,122	1,571
Interchange revenue	2,929	1,114	1,815
(Loss) gain on sales of investment securities, net	(70)	55	(125)
Gain (loss) on sales of other real estate owned	166	(4)	170
Other income	2,371	1,443	928
Total noninterest income	$15,948	$13,619	$2,329

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest income:
Commercial FHA revenue	$3,656	$10,848	$(7,192)
Residential mortgage banking revenue	3,534	5,246	(1,712)
Wealth management revenue	9,599	6,279	3,320
Service charges on deposit accounts	4,660	2,014	2,646
Interchange revenue	4,974	2,092	2,882
(Loss) gain on sales of investment securities, net	(5)	122	(127)
Gain on sales of other real estate owned	473	32	441
Other income	5,662	3,328	2,334
Total noninterest income	$32,553	$29,961	$2,592

The $2.3 million increase in noninterest income for the three months ended June 30, 2018 was primarily due to the impact of the Alpine acquisition and a full quarter’s effect of the Centrue acquisition, which was a primary factor in wealth management revenue increasing $2.0 million between the quarters. Included in the Alpine acquisition were $1.1 billion of wealth management assets under administration. These increases were offset in part by a $3.8 million decrease in commercial FHA revenue which resulted primarily from interest rate lock commitments declining from $151.6 million in the second quarter of 2017 to $11.1 million in the second quarter of 2018.

For the six months ended June 30, 2018, the $2.6 million increase in noninterest income resulted mainly from the impact of the Alpine acquisition and the effect of the Centrue acquisition. These increases were offset in part by a $7.2 million decrease in commercial FHA revenue and a $1.7 million decrease in residential mortgage banking revenue.  The decrease in commercial FHA revenue resulted primarily from interest rate lock commitments declining from $368.5 million during the six months ended June 30, 2017 to $91.5 million for the six months ended June 30, 2018. The decrease in residential mortgage banking revenue was primarily due to declines in closed production and interest rate lock commitments.

Noninterest Expense. The following tables set forth the major components of noninterest expense for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest expense:
Salaries and employee benefits	$23,467	$21,842	$1,625
Occupancy and equipment	4,708	3,472	1,236
Data processing	4,852	2,949	1,903
FDIC insurance	539	468	71
Professional	3,575	3,142	433
Marketing	1,411	804	607
Communications	699	386	313
Loan expense	552	482	70
Other real estate owned	166	167	(1)
Amortization of intangible assets	1,576	579	997
Other	5,008	3,354	1,654
Total noninterest expense	$46,553	$37,645	$8,908

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest expense:
Salaries and employee benefits	$51,862	$38,957	$12,905
Occupancy and equipment	8,960	6,655	2,305
Data processing	9,138	5,746	3,392
FDIC insurance	1,087	838	249
Professional	7,649	6,134	1,515
Marketing	2,617	1,446	1,171
Communications	2,246	932	1,314
Loan expense	1,076	902	174
Other real estate owned	256	579	(323)
Amortization of intangible assets	3,251	1,104	2,147
Other	8,013	5,149	2,864
Total noninterest expense	$96,155	$68,442	$27,713

The $8.9 million increase in noninterest expense for the three months ended June 30, 2018 was primarily due to the impact of the Alpine acquisition and a full quarter’s effect of the Centrue acquisition. Included in salaries and employee benefits expense for the three months ended June 30, 2017 was $4.1 million of change in control costs, severance and other benefit related expenses associated with the acquisition of Centrue.

For the six months ended June 30, 2018, the $27.7 million increase in noninterest expense resulted primarily from the impact of the Alpine acquisition and the effect of the Centrue acquisition. Included in salaries and employee benefits expense for the first three months of 2018 was $9.3 million of change in control costs, severance and other benefit related expenses associated with the acquisition of Alpine.

Income Tax Expense. Income tax expense was $3.0 million and $4.4 million for the three and six months ended June 30, 2018, respectively, compared to $1.3 million and $4.4 million for the three and six months ended June 30, 2017. Effective tax rates were 19.2% and 23.3% for the three and six months ended June 30, 2018, respectively, compared to 28.0% and 26.6% for the three and six months ended June 30, 2017. Although the federal corporate income tax rate decreased to 21% beginning in 2018 from 35%, our effective tax rate was higher during the six months ended 2018 as the Company recorded additional income tax expense of $0.7 million for the revaluation of net deferred state tax liabilities as a result of the Alpine acquisition.

Financial Condition

Assets. Total assets increased $1.3 billion to $5.7 billion at June 30, 2018 as compared to December 31, 2017.  This increase primarily reflected the addition of $1.2 billion of assets from the Alpine acquisition.

Loans.  The loan portfolio is the largest category of our assets. At June 30, 2018, total loans were $4.1 billion. The following table shows loans by non‑PCI and PCI loan category as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$755,727	$6,822	$762,549	$553,257	$2,673	$555,930
Commercial real estate	1,695,622	15,674	1,711,296	1,427,076	12,935	1,440,011
Construction and land development	238,695	9,194	247,889	199,853	734	200,587
Total commercial loans	2,690,044	31,690	2,721,734	2,180,186	16,342	2,196,528
Residential real estate	585,710	16,098	601,808	447,602	5,950	453,552
Consumer	541,246	2,408	543,654	371,286	169	371,455
Lease financing	228,615	—	228,615	205,143	—	205,143
Total loans	$4,045,615	$50,196	$4,095,811	$3,204,217	$22,461	$3,226,678

Loans increased $869.1 million to $4.1 billion at June 30, 2018 as compared to December 31, 2017. The increase in loans was primarily due to $786.2 million of loans added from the Alpine acquisition. The remaining increase reflected organic loan growth primarily from our equipment financing business and consumer loans originated through home improvement specialty retailers. The $27.7 million increase in PCI loans at June 30, 2018 compared to December 31, 2017 reflected the addition of $29.0 million of PCI loans from the Alpine acquisition, partially offset by loan payoffs and repayments.

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

	For the Six Months Ended		For the Year Ended
	June 30, 2018		December 31, 2017
		Net		Net
		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$198,866	$7,753	$104,812	$(6,709)
Commercial real estate	347,360	(76,075)	484,772	(14,376)
Construction and land development	44,856	2,446	28,458	(5,196)
Total commercial loans	591,082	(65,876)	618,042	(26,281)
Residential real estate	120,645	27,611	58,857	140,982
Consumer	74,459	97,740	3,047	98,391
Lease financing	—	23,472	—	13,664
Total loans	$786,186	$82,947	$679,946	$226,756

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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2018:

	June 30, 2018
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$45,170	$257,451	$192,025	$119,865	$108,349	$39,689	$762,549
Commercial real estate	186,590	98,335	843,608	223,214	80,564	278,985	1,711,296
Construction and land development	11,293	65,194	39,564	117,074	261	14,503	247,889
Total commercial loans	243,053	420,980	1,075,197	460,153	189,174	333,177	2,721,734
Residential real estate	5,733	13,464	31,234	50,556	196,988	303,833	601,808
Consumer	5,600	2,990	521,219	11,599	1,941	305	543,654
Lease financing	8,098	—	215,275	—	5,242	—	228,615
Total loans	$262,484	$437,434	$1,842,925	$522,308	$393,345	$637,315	$4,095,811

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At June 30, 2018 and December 31, 2017, we had PCI loans totaling $50.2 million and $22.5 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $68.2 million and $32.8 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, beginning of period	$7,630	$8,833	$5,732	$9,035
New loans purchased - Alpine acquisition	—	—	1,245	—
New loans purchased - Centrue acquisition	—	9,849	—	9,849
Accretion	(1,190)	(950)	(2,351)	(3,193)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	354	(1,554)	1,014	(1,545)
Reclassification from non-accretable	(530)	(513)	624	1,519
Balance, end of period	$6,264	$15,665	$6,264	$15,665

As of June 30, 2018, the balance of accretable discounts on our PCI loan portfolio was $6.3 million compared to $5.7 million at December 31, 2017. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans. Such discounts are accreted into income on a level yield basis.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$6,203	0.81%	$5,256	0.95%
Commercial real estate	5,377	0.31	5,044	0.35
Construction and land development	505	0.20	518	0.26
Total commercial loans	12,085	0.44	10,818	0.49
Residential real estate	2,742	0.46	2,750	0.61
Consumer	1,629	0.30	1,344	0.36
Lease financing	1,790	0.78	1,519	0.74
Total allowance for loan losses	$18,246	0.45	$16,431	0.51

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $18.2 million at June 30, 2018 compared to $16.4 million at December 31, 2017. The increase in the allowance at June 30, 2018 compared to December 31, 2017 was mainly attributable to loan growth during first six months of 2018.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.11% and 0.28% for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$5,639	$564	$6,203	$4,756	$500	$5,256
Commercial real estate	4,976	401	5,377	4,708	336	5,044
Construction and land development	505	—	505	514	4	518
Total commercial loans	11,120	965	12,085	9,978	840	10,818
Residential real estate	2,262	480	2,742	2,210	540	2,750
Consumer	1,480	149	1,629	1,195	149	1,344
Lease financing	1,790	—	1,790	1,519	—	1,519
Total allowance for loan losses	$16,652	$1,594	$18,246	$14,902	$1,529	$16,431

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three and six months ended June 30, 2018 and 2017:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, beginning of period	$17,704	$15,805	$16,431	$14,862
Charge-offs:
Commercial	1,120	728	1,145	737
Commercial real estate	99	174	259	470
Construction and land development	—	—	—	—
Residential real estate	103	155	139	327
Consumer	349	255	783	431
Lease financing	473	42	959	556
Total charge-offs	2,144	1,354	3,285	2,521
Recoveries:
Commercial	197	30	301	83
Commercial real estate	301	199	395	379
Construction and land development	20	12	45	35
Residential real estate	62	174	113	229
Consumer	147	68	242	116
Lease financing	105	32	144	250
Total recoveries	832	515	1,240	1,092
Net charge-offs	1,312	839	2,045	1,429
Provision for loan losses	1,854	458	3,860	1,991
Balance, end of period	$18,246	$15,424	$18,246	$15,424
Gross loans, end of period	$4,095,811	$3,184,063	$4,095,811	$3,184,063
Average loans	$3,982,958	$2,621,139	$3,731,833	$2,491,844
Net charge-offs to average loans	0.13%	0.13%	0.11%	0.12%
Allowance to total loans	0.45%	0.48%	0.45%	0.48%

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

	June 30,	December 31,
(dollars in thousands)	2018	2017
Impaired loans:
Commercial	$2,010	$4,103
Commercial real estate	18,004	13,997
Construction and land development	820	843
Residential real estate	6,554	6,184
Consumer	186	287
Lease financing	768	1,346
Total impaired loans	28,342	26,760
Other real estate owned, non-covered/non-guaranteed	3,200	4,134
Nonperforming assets	$31,542	$30,894
Impaired loans to total loans	0.69%	0.83%
Nonperforming assets to total assets	0.55%	0.70%

We did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2018 and the year ended December 31, 2017 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $0.8 million and $0.9 million during the six months ended June 30, 2018 and year ended December 31, 2017, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million and $0.1 million during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2018	$19,606	$29,983	$19,655	$14,621	$—	$—	$83,865
December 31, 2017	12,588	27,419	12,260	14,770	—	—	67,037

(1)	Includes only those 8‑rated loans that are not included in impaired loans.

Investment Securities.  Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2018 and December 31, 2017. The book value for investment securities classified as available for sale and equity securities is equal to fair market value.

	June 30,		December 31,
	2018		2017
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
U.S. Treasury securities	$24,595	3.4%	$27,718	6.1%
Government sponsored entity debt securities	76,276	10.8	25,211	5.6
Agency mortgage-backed securities	363,061	51.3	232,387	51.6
State and municipal securities	176,779	25.0	102,567	22.8
Corporate securities	63,874	9.0	59,812	13.3
Total investment securities, available for sale, at fair value	704,585	99.5%	447,695	99.4%
Equity securities	3,416	0.5	2,830	0.6%
Total investment securities, at fair value	$708,001	100.0%	$450,525	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2018. The book value for investment securities classified as available for sale is equal to fair market value.

	June 30, 2018
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$5,034	0.7%	2.4%
Maturing in one to five years	19,561	2.7	1.5
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$24,595	3.4%	1.7%

Government sponsored entity debt securities:
Maturing within one year	$986	0.2%	1.6%
Maturing in one to five years	59,703	8.4	2.4
Maturing in five to ten years	15,098	2.1	2.5
Maturing after ten years	489	0.1	2.6
Total government sponsored entity debt securities	$76,276	10.8%	2.4%

Agency mortgage-backed securities:
Maturing within one year	$18,956	2.7%	2.8%
Maturing in one to five years	285,290	40.3	2.8
Maturing in five to ten years	51,913	7.3	2.8
Maturing after ten years	6,902	1.0	2.9
Total agency mortgage-backed securities	$363,061	51.3%	2.8%

State and municipal securities (1):
Maturing within one year	$20,114	2.9%	3.0%
Maturing in one to five years	50,354	7.1	3.8
Maturing in five to ten years	72,037	10.2	4.1
Maturing after ten years	34,274	4.8	3.9
Total state and municipal securities	$176,779	25.0%	3.9%

Corporate securities:
Maturing within one year	$1,001	0.1%	3.7%
Maturing in one to five years	8,995	1.3	3.5
Maturing in five to ten years	50,479	7.1	5.1
Maturing after ten years	3,399	0.5	6.7
Total corporate securities	$63,874	9.0%	4.9%
Total investment securities, available for sale	$704,585	99.5%	3.2%

Equity securities:
No stated maturity	$3,416	0.5%	2.3%
Total investment securities	$708,001	100.0%	3.2%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at June 30, 2018 at fair value for our investment securities classified as available for sale.

	June 30, 2018
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$25,038	$24,595	$—	$24,595	$—	$—	$—	$—
Government sponsored entity debt securities	77,346	76,276	—	76,276	—	—	—	—
Agency mortgage-backed securities	367,485	363,061	16,407	346,654	—	—	—	—
State and municipal securities	174,500	176,779	30,211	114,268	11,773	5,885	736	13,906
Corporate securities	63,399	63,874	—	—	4,484	33,180	—	26,210
Total investment securities, available for sale	$707,768	$704,585	$46,618	$561,793	$16,257	$39,065	$736	$40,116

Cash and Cash Equivalents.  Cash and cash equivalents increased $61.1 million to $276.3 million as of June 30, 2018 compared to December 31, 2017. This increase was primarily due to cash flows from financing activities and operating activities totaling $32.1 million and $50.1 million, respectively. These increases were offset in part by cash flows used in investing activities of $21.1 million. Cash flows provided by financing activities primarily consisted of FHLB proceeds exceeding payments by $165.7 million, offset in part by a $82.4 million decrease in deposits, $9.5 million in payments made on common dividends and a $41.6 million decrease in short-term borrowings.

Cash provided by operating activities primarily reflected $14.6 million of net income, $18.4 million of proceeds received from sales of loans held for sale exceeding originations, and $13.1 million of proceeds from the sale of residential MSR held for sale. Cash used in investing activities primarily reflected loan growth exceeding net cash flows received from investment security transactions and net cash received from the Alpine acquisition.

Goodwill and Other Intangible Assets.  Goodwill was $164.0 million at June 30, 2018 compared to $98.6 million at December 31, 2017. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $65.4 million increase during the first six months of 2018 primarily resulted from goodwill associated with the Alpine acquisition.

Our other intangible assets, which consist of core deposit and customer relationship intangibles, were $41.1 million and $16.9 million at June 30, 2018 and December 31, 2017, respectively. The increase in other intangibles primarily reflected the impact of a $21.1 million core deposit intangible and a $6.3 million customer relationship intangible associated with the Alpine acquisition.

Liabilities.  Total liabilities increased $1.2 billion to $5.1 billion at June 30, 2018 due primarily to the Alpine acquisition.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2018 and June 30, 2017:

	June 30, 2018		June 30, 2017
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$1,025,308	—	$579,977	—
Interest-bearing:
Checking	1,001,628	0.23%	762,842	0.23%
Money market	820,662	0.66	450,594	0.35
Savings	465,478	0.16	197,518	0.14
Time, less than $250,000	576,245	1.10	371,935	0.86
Time, $250,000 and over	83,844	1.21	55,979	1.01
Time, brokered	210,959	2.00	277,697	1.41
Total interest-bearing	$3,158,816	0.64%	$2,116,565	0.53%
Total deposits	$4,184,124	0.48%	$2,696,542	0.42%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of June 30, 2018:

	June 30, 2018
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$25,397	$6,911	$32,151	$16,726	$81,185
Brokered deposits	1,783	26,936	108,346	53,725	190,790
Total	$27,180	$33,847	$140,497	$70,451	$271,975

Total deposits increased $1.0 billion to $4.2 billion at June 30, 2018 as compared to December 31, 2017. This increase primarily resulted from $1.1 billion of deposits added from the Alpine acquisition. At June 30, 2018, total deposits were comprised of 24.1% noninterest‑bearing demand accounts, 56.0% interest‑bearing transaction accounts and 19.9% of time deposits. At June 30, 2018, brokered time deposits totaled $190.8 million, or 4.6% of total deposits, compared to $190.3 million, or 6.1% of total deposits, at December 31, 2017.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $114.5 million at June 30, 2018 compared to $156.1 million at December 31, 2017. The weighted average interest rate on our short‑term borrowings was 0.51% and 0.28% at June 30, 2018 and December 31, 2017, respectively.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $678.9 million and $496.4 million as of June 30, 2018 and December 31, 2017, respectively. During the first six months of 2018, we increased FHLB advances at the Bank by $166.0 million and assumed FHLB advances totaling $18.1 million as a result of the Alpine acquisition.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $143.0 million to $592.5 million at June 30, 2018 as compared to December 31, 2017. The increase in shareholders’ equity was due primarily to $139.9 million of common equity issued for the Alpine acquisition. During the first six months of 2018, we generated net income of $14.6 million, declared dividends to common shareholders of $9.5 million and had an other comprehensive loss of $4.1 million.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $118.9 million and $157.2 million at June 30, 2018 and December 31, 2017, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $116.4 million and $32.5 million at June 30, 2018 and December 31, 2017, respectively, from the Federal Reserve Discount Window. The lines are collateralized by collateral agreements totaling $139.0 million and $36.5 million at June 30, 2018 and December 31, 2017, respectively. There were no outstanding borrowings under these lines of credit at June 30, 2018 and December 31, 2017.

At June 30, 2018, the Company had federal funds lines of credit available totaling $90.0 million. The lines of credit were unused at June 30, 2018.

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

At June 30, 2018, the Company was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 8.16%, a common equity Tier 1 capital ratio of 8.28%, a Tier 1 capital ratio of 9.78% and a total capital ratio of 12.27%.

At June 30, 2018, Midland States Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 10.34%, a common equity Tier 1 capital ratio of 11.76%, a Tier 1 capital ratio of 11.76% and a total capital ratio of 12.28%.

At June 30, 2018, Alpine Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.14%, a common equity Tier 1 capital ratio of 11.75%, a Tier 1 capital ratio of 11.75% and a total capital ratio of 11.80%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2018:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,330,852	$—	$—	$—	$3,330,852
Time deposits	577,745	203,294	42,434	5,532	829,005
Securities sold under repurchase agreements	114,536	—	—	—	114,536
FHLB advances and other borrowings	41,667	156,016	411,190	70,000	678,873
Operating lease obligations	1,508	5,087	4,135	3,660	14,390
Subordinated debt	—	—	39,399	54,654	94,053
Trust preferred debentures	—	—	—	47,559	47,559
Total contractual obligations	$4,066,308	$364,397	$497,158	$181,405	$5,109,268

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
June 30, 2018:
Dollar change	$(1,250)	$(892)	$(2,294)
Percent change	(0.7)%	(0.5)%	(1.3)%
December 31, 2017:
Dollar change	$(3,065)	$3,546	$6,504
Percent change	(2.2)%	2.6%	4.7%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the recent low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent. With the recent increase in the relative level of rates during early 2018, the Company will resume reporting the −100 basis point scenario.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The NII at Risk reported at June 30, 2018, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2017.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	−50	+100	+200
June 30, 2018:
Dollar change	$(20,929)	$26,647	$46,192
Percent change	(3.4)%	4.4%	7.6%
December 31, 2017:
Dollar change	$(20,384)	$29,803	$53,786
Percent change	(4.6)%	6.7%	12.0%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −50, +100 and +200 basis point parallel shifts in market interest rates. Due to the recent low level of short‑term interest rates, the analysis reflects a declining interest rate scenario of 50 basis points, the point at which many assets and liabilities reach zero percent. With the recent increase in the relative level of rates during early 2018, the Company will resume reporting of the −100 basis point scenario.

We are within board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the −50 basis point scenario. The EVE reported at June 30, 2018 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in securities backed by mortgage loans.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” appearing on pages 60 through 61 of this report.

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, and anti-money laundering and anti-terrorism), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2018.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
April 1 - 30, 2018	136	$31.97	-	-
May 1 - 31, 2018	6,292	32.09	-	-
June 1 -30, 2018	1,855	34.41	-	-
Total	8,283	$32.61	-	-

__________________________________

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Item 6 – Exhibits

Exhibit No.	Description
3.5	Articles of Amendment to the Articles of Incorporation of Midland States Bancorp, Inc., effective May 8, 2018 – filed herewith.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: August 8, 2018	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2018	By:	/s/	Stephen A. Erickson
Stephen A. Erickson
Chief Financial Officer
(Principal Financial and Accounting Officer)