Form 10-Q
period 2018-09-30
Midland States Bancorp, Inc.
filed 2018-11-07
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the Registrant had 23,704,643 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and due from banks	$240,489	$214,519
Federal funds sold	1,944	683
Cash and cash equivalents	242,433	215,202
Investment securities available for sale, at fair value	682,396	450,525
Equity securities, at fair value	3,357	—
Loans	4,156,282	3,226,678
Allowance for loan losses	(19,631)	(16,431)
Total loans, net	4,136,651	3,210,247
Loans held for sale, at fair value	35,246	50,089
Premises and equipment, net	95,062	76,162
Other real estate owned	3,684	5,708
Nonmarketable equity securities	44,931	34,796
Accrued interest receivable	17,500	11,715
Mortgage servicing rights, at lower of cost or fair value	51,626	56,352
Mortgage servicing rights held for sale	4,419	10,176
Intangible assets	39,228	16,932
Goodwill	164,044	98,624
Cash surrender value of life insurance policies	138,600	113,366
Accrued income taxes receivable	5,080	8,358
Deferred tax assets, net	10,165	12,024
Other assets	50,190	42,425
Total assets	$5,724,612	$4,412,701
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$991,311	$724,443
Interest-bearing	3,151,895	2,406,646
Total deposits	4,143,206	3,131,089
Short-term borrowings	145,450	156,126
FHLB advances and other borrowings	652,253	496,436
Subordinated debt	94,093	93,972
Trust preferred debentures	47,676	47,330
Accrued interest payable	5,564	2,531
Other liabilities	42,224	35,672
Total liabilities	5,130,466	3,963,156

Shareholders’ Equity:
Preferred stock, Series H, $2 par value; $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017	2,829	2,970
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,694,637 and 19,122,049 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	237	191
Capital surplus	473,057	330,148
Retained earnings	122,745	114,478
Accumulated other comprehensive (loss) income	(4,722)	1,758
Total shareholders’ equity	594,146	449,545
Total liabilities and shareholders’ equity	$5,724,612	$4,412,701

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans:
Taxable	$49,216	$38,689	$140,946	$97,016
Tax exempt	1,006	313	2,275	953
Loans held for sale	512	438	1,235	1,926
Investment securities:
Taxable	3,753	1,920	10,152	4,723
Tax exempt	1,195	948	3,446	2,802
Nonmarketable equity securities	540	331	1,421	788
Federal funds sold and cash investments	765	607	2,300	1,405
Total interest income	56,987	43,246	161,775	109,613
Interest expense:
Deposits	6,151	3,377	15,273	8,570
Short-term borrowings	213	100	453	262
FHLB advances and other borrowings	3,211	1,494	7,664	2,901
Subordinated debt	1,514	873	4,542	2,619
Trust preferred debentures	817	637	2,291	1,635
Total interest expense	11,906	6,481	30,223	15,987
Net interest income	45,081	36,765	131,552	93,626
Provision for loan losses	2,103	1,489	5,963	3,480
Net interest income after provision for loan losses	42,978	35,276	125,589	90,146
Noninterest income:
Commercial FHA revenue	3,130	3,777	6,786	14,625
Residential mortgage banking revenue	1,154	2,317	4,688	7,563
Wealth management revenue	5,467	3,475	14,862	9,754
Service charges on deposit accounts	2,804	2,133	7,464	4,147
Interchange revenue	2,759	1,724	7,733	3,816
Gain (loss) on sales of investment securities, net	—	98	(5)	219
Gain on sales of other real estate owned	86	22	559	54
Other income	2,872	1,857	8,534	5,186
Total noninterest income	18,272	15,403	50,621	45,364
Noninterest expense:
Salaries and employee benefits	22,528	22,411	74,390	61,368
Occupancy and equipment	5,040	4,144	14,000	10,800
Data processing	10,817	5,786	20,402	11,531
FDIC insurance	549	565	1,636	1,403
Professional	2,632	4,151	9,559	10,285
Marketing	1,137	1,070	3,754	2,517
Communications	1,289	723	3,606	1,655
Loan expense	262	629	1,338	1,531
Other real estate owned	42	146	298	725
Amortization of intangible assets	1,853	1,187	5,104	2,291
Loss on mortgage servicing rights held for sale	270	3,617	458	3,617
Other expense	3,898	3,934	11,723	9,082
Total noninterest expense	50,317	48,363	146,268	116,805
Income before income taxes	10,933	2,316	29,942	18,705
Income taxes	2,436	280	6,857	4,640
Net income	8,497	2,036	23,085	14,065
Preferred stock dividends and premium amortization	35	27	107	46
Net income available to common shareholders	$8,462	$2,009	$22,978	$14,019
Per common share data:
Basic earnings per common share	$0.35	$0.10	$1.00	$0.81
Diluted earnings per common share	$0.35	$0.10	$0.98	$0.78
Weighted average common shares outstanding	23,855,805	19,265,409	22,868,256	17,274,746
Weighted average diluted common shares outstanding	24,325,743	19,704,217	23,327,140	17,797,235

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$8,497	$2,036	$23,085	$14,065
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(3,330)	305	(8,919)	3,245
Reclassification adjustment for realized net (gains) losses on sales of investment securities included in net income	—	(98)	5	(219)
Income tax effect	915	(94)	2,434	(1,188)
Change in investment securities available for sale, net of tax	(2,415)	113	(6,480)	1,838
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	—	(25)	—	(83)
Income tax effect	—	9	—	31
Change in investment securities held to maturity, net of tax	—	(16)	—	(52)
Other comprehensive (loss) income, net of tax	(2,415)	97	(6,480)	1,786
Total comprehensive income	$6,082	$2,133	$16,605	$15,851

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	(loss) income	equity
Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	23,085	—	23,085
Compensation expense for stock option grants	—	—	263	—	—	263
Amortization of restricted stock awards	—	—	841	—	—	841
Preferred dividends declared	—	—	—	(248)	—	(248)
Preferred stock, premium amortization	(141)	—	—	141	—	—
Common dividends declared ($0.66 per share)	—	—	—	(14,711)	—	(14,711)
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Issuance of common stock under employee benefit plans	—	1	1,929	—	—	1,930
Other comprehensive loss	—	—	—	—	(6,480)	(6,480)
Balances, September 30, 2018	$2,829	$237	$473,057	$122,745	$(4,722)	$594,146

Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	14,065	—	14,065
Compensation expense for stock option grants	—	—	413	—	—	413
Amortization of restricted stock awards	—	—	599	—	—	599
Preferred dividends declared	—	—	—	(102)	—	(102)
Preferred stock, premium amortization	(56)	—	—	56	—	—
Common dividends declared ($0.60 per share)	—	—	—	(10,159)	—	(10,159)
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,350	—	—	3,351
Acquisition of Centrue Financial Corporation	3,071	32	112,480	—	—	115,583
Issuance of common stock under employee benefit plans	—	3	3,380	—	—	3,383
Other comprehensive income	—	—	—	—	1,786	1,786
Balances, September 30, 2017	$3,015	$191	$329,934	$116,373	$1,176	$450,689

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF  CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$23,085	$14,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,963	3,480
Depreciation on premises and equipment	4,552	3,666
Amortization of intangible assets	5,104	2,291
Compensation expense for stock option grants	263	413
Amortization of restricted stock awards	841	599
Increase in cash surrender value of life insurance	(2,656)	(2,016)
Investment securities amortization, net	2,846	1,358
Loss (gain) on sales of investment securities, net	5	(219)
Gain on sales of other real estate owned	(559)	(54)
Impairment of other real estate owned	126	171
Origination of loans held for sale	(399,109)	(630,601)
Proceeds from sales of loans held for sale	424,874	679,217
Gain on loans sold and held for sale	(8,649)	(20,844)
Loss on disposals of premises and equipment	395	102
Amortization of mortgage servicing rights	2,303	4,254
Impairment of mortgage servicing rights	931	1,830
Loss on mortgage servicing rights held for sale	458	3,617
Net change in operating assets and liabilities:
Accrued interest receivable	(1,371)	(1,095)
Accrued interest payable	2,494	1,035
Accrued income taxes receivable	3,278	3,653
Other assets	(1,757)	159
Other liabilities	2,517	(2,341)
Net cash provided by operating activities	65,934	62,740
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(68,556)	(221,617)
Sales	16,805	11,250
Maturities and payments	98,838	192,791
Investment securities held to maturity:
Purchases	—	(2,929)
Maturities	—	10,480
Equity securities:
Purchases	(44)	—
Sales	7,789	—
Net increase in loans	(147,450)	(160,266)
Proceeds from sale of premises and equipment	22	—
Purchases of premises and equipment	(5,807)	(5,363)
Proceeds from sales of mortgage servicing rights held for sale	12,994	—
Purchases of nonmarketable equity securities	(20,637)	(16,575)
Sales of nonmarketable equity securities	12,540	9,837
Proceeds from sales of other real estate owned	3,676	4,525
Net cash acquired (paid) in acquisition	36,153	(18,519)
Net cash used in investing activities	(53,677)	(196,386)
Cash flows from financing activities:
Net decrease in deposits	(99,013)	(29,766)
Net (decrease) increase in short-term borrowings	(10,676)	7,452
Proceeds from FHLB borrowings	902,080	347,357
Payments made on FHLB borrowings	(761,531)	(229,857)
Proceeds from other borrowings	—	39,964
Payments made on other borrowings	(2,857)	(1,770)
Cash dividends paid on preferred stock	(248)	(102)
Cash dividends paid on common stock	(14,711)	(10,159)
Proceeds from issuance of common stock under employee benefit plans	1,930	3,383
Net cash provided by financing activities	14,974	126,502
Net increase (decrease) in cash and cash equivalents	$27,231	$(7,144)
Cash and cash equivalents:
Beginning of period	$215,202	$190,716
End of period	$242,433	$183,572
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$27,190	$14,677
Income tax paid	575	637
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$904	$2,659
Transfer of premises and equipment to assets held for sale	—	2,858
Transfer of mortgage servicing rights at lower of cost or market to mortgage servicing rights held for sale	3,649	10,618

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1 – Business Description

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation (“Love Funding”), based in Washington, D.C. Our commercial equipment financing business, which operates on a nationwide basis, was brought directly into the Bank under the name Midland Equipment Finance beginning in January 2018.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2018. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2017 amounts have been made to conform to the 2018 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

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

Impact of Recently Issued Accounting Standards

FASB Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” – In May 2014, the Financial Accounting Standards Board (the “FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively referred to as Topic 606) on January 1, 2018. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net are also not in scope of the new guidance. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The impact of applying this standard to the Company’s consolidated financial statements was determined to be immaterial because the Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09 did not change significantly from prior practice. We elected to implement this standard using the modified retrospective approach, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Since the impact of applying the standard was determined to be immaterial, the Company did not record a cumulative effect adjustment to beginning retained earnings on January 1, 2018. See “Note 17 – Revenue from Contracts with Customers” for further discussion on the Company’s policies for revenue sources within the scope of Topic 606.

FASB ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” – In January 2016, the FASB issued this standard, which is intended to improve the recognition and measurement of financial instruments. This standard, among other things: (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. See “Note 14 – Fair Value of Financial Instruments” regarding the valuation of the loan portfolio.

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update revises the model to assess how a lease should be classified and provides guidance for lessees and lessors, when presenting right-of-use assets and lease liabilities on the balance sheet. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This update is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. In July 2018, the FASB issued supplementary ASU No. 2018-11, which provides for an additional transition method permitting application of the new leases standard at the beginning of the year of adoption. The Company developed and is currently executing on a project plan for implementing the provisions of the new lease standard.  While we have not yet determined the overall impact of the new guidance on the Company’s consolidated financial statements, we expect to report increased assets and liabilities on our consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to non-cancelable operating lease agreements for office space, which currently are not on our consolidated statement of financial condition.

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purposes of meeting this standard.  The committee has finalized the contract with a vendor to assist in generating loan level cash flows and disclosures. The vendor has started the process of uploading loan level historical data into their system. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the potential impact on the Company’s consolidated balance sheets.

FASB ASU 2017-02, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” – In August 2017, the FASB issued this standard, the objectives of which are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. This standard is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this standard to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

FASB ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, ASU 2018-02 was issued following the enactment of the Tax Cuts and Jobs Act, which changed the Company’s maximum federal income tax rate from 35% to 21%  effective starting in 2018. This standard allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The standard is effective for periods beginning after December 15, 2018 although early adoption is permitted.  The impact of this ASU on the Company’s consolidated financial statements was not material.

Note 3 – Acquisitions

Alpine Bancorporation, Inc.

On February 28, 2018, the Company completed its acquisition of Alpine and its banking subsidiary, Alpine Bank, which operated 19 locations in northern Illinois. In the aggregate, the Company acquired Alpine for consideration valued at approximately $173.2 million, which consisted of approximately $33.3 million in cash and the issuance of 4,463,200 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $22.0 million of transaction and integration costs associated with the acquisition have been expensed during 2017 and the first nine months of 2018, and remaining integration costs will be expensed in future periods as incurred.

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

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue Financial Corporation (“Centrue”) and its banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. In the aggregate, the Company acquired Centrue for consideration valued at approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $17.8 million of transaction and integration costs associated with the acquisition have been expensed during 2017 and the first nine months of 2018.

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

Acquired loan data for Alpine and Centrue can be found in the table below:

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
(dollars in thousands)	at Acquisition Date	at Acquisition Date	to be Collected
Alpine:
Acquired receivables subject to ASC 310-30	$34,993	$50,342	$9,254
Acquired receivables not subject to ASC 310-30	751,193	774,836	4,244
Centrue:
Acquired receivables subject to ASC 310-30	$11,381	$20,523	$7,227
Acquired receivables not subject to ASC 310-30	668,201	821,338	4,835

The unaudited pro-forma financial information below for the three and nine months ended September 30, 2018 and 2017 gives effect to the Alpine acquisition as if it had occurred on January 1, 2017, which combines the historical results of Alpine with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit premium accretion, net of taxes. The unaudited pro-forma financial information also gives effect to the Centrue acquisition that closed on June 9, 2017 as if that transaction became effective January 1, 2017. The unaudited pro-forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2017. No assumptions have been applied regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of September 30, 2018 are included in net income in the table below. Acquisition related expenses associated with Alpine that were recognized and are included in the unaudited pro-forma net income for the three and nine months ended September 30, 2018 totaled $9.1 million and $21.1 million, respectively, on a pre-tax basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Revenue(1)	$63,353	$69,594	$194,910	$210,873
Net income	8,497	5,196	25,656	25,278
Diluted earnings per common share	0.35	0.21	1.05	1.04

(1)	Net interest income plus noninterest income

Note 4 – Investment Securities

Investment securities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$25,028	$—	$495	$24,533
Government sponsored entity debt securities	76,841	18	1,486	75,373
Agency mortgage-backed securities	349,501	573	6,377	343,697
State and municipal securities	169,887	2,634	1,509	171,012
Corporate securities	67,652	910	781	67,781
Total available for sale securities	$688,909	$4,135	$10,648	$682,396
Equity securities(1)				$3,357

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$28,005	$—	$287	$27,718
Government sponsored entity debt securities	25,445	41	275	25,211
Agency mortgage-backed securities	233,606	882	2,101	232,387
State and municipal securities	99,449	3,632	514	102,567
Corporate securities	58,904	1,087	179	59,812
Equity securities(1)	2,715	140	25	2,830
Total available for sale securities	$448,124	$5,782	$3,381	$450,525

(1)

As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within available for sale securities and are now presented within equity securities in the consolidated balance sheets for the current period. For further discussion of this guidance, see Note 2 to the consolidated financial statements.

Unrealized losses and fair values for investment securities available for sale as of September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$5,020	$2	$19,513	$493	$24,533	$495
Government sponsored entity debt securities	59,562	777	15,010	709	74,572	1,486
Agency mortgage-backed securities	217,907	3,612	60,798	2,765	278,705	6,377
State and municipal securities	82,326	891	15,619	618	97,945	1,509
Corporate securities	28,831	443	4,214	338	33,045	781
Total available for sale securities	$393,646	$5,725	$115,154	$4,923	$508,800	$10,648

	December 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$19,758	$251	$7,960	$36	$27,718	$287
Government sponsored entity debt securities	24,168	275	—	—	24,168	275
Agency mortgage-backed securities	124,192	1,500	19,530	601	143,722	2,101
State and municipal securities	29,338	331	5,889	183	35,227	514
Corporate securities	5,917	85	3,463	94	9,380	179
Equity securities(1)	2,603	25	—	—	2,603	25
Total available for sale securities	$205,976	$2,467	$36,842	$914	$242,818	$3,381

(1)

As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within available for sale securities and are now presented within equity securities in the consolidated balance sheets for the current period. For further discussion of this guidance, see Note 2 to the consolidated financial statements.

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach maturity date.

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

At September 30, 2018, 393 investment securities available for sale had unrealized losses with aggregate depreciation of 2.1% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery in value; therefore, the Company does not consider these securities to be other than temporarily impaired at September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the Company did not recognize OTTI losses on its investment securities.

The following is a summary of the amortized cost and fair value of the available-for-sale investment securities, by maturity, at September 30, 2018. The maturities of agency and non-agency mortgage-backed securities are based on expected maturities.  Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties.  The maturities of all other available-for-sale investment securities are based on final contractual maturity.

	Amortized	Fair
(dollars in thousands)	cost	value
Available for sale securities
Within one year	$51,775	$51,705
After one year through five years	419,588	414,879
After five years through ten years	177,434	175,784
After ten years	40,112	40,028
Total available for sale securities	$688,909	$682,396

Proceeds from the sale of investment securities available for sale were $16.8 million for the nine months ended September 30, 2018. There were no sales of investment securities available for sale during the three months ended September 30, 2018. Gross realized gains from the sale of securities available for sale were $73,000 for the nine months ended September 30, 2018.  There were $25,000 gross realized losses for the nine months ended September 30, 2018.

Proceeds from the sale of investment securities available for sale were $2.7 million and $11.3 million for the three and nine months ended September 30, 2017, respectively. Gross realized gains from the sale of securities available for sale were $98,000 and $219,000 for the three and nine months ended September 30, 2017, respectively. There were no gross realized losses for the three and nine months ended September 30, 2017.

Proceeds from the sale of equity securities were $7.8 million for the nine months ended September 30, 2018. There were no sales of equity securities during the three months ended September 30, 2018. Gross realized losses from the sale of equity securities were $53,000 for the nine months ended September 30, 2018. There were no gross realized gains for the nine months ended September 30, 2018. During the three months ended September 30, 2018, the Company recognized net unrealized losses of $67,000 and for the nine months ended September 30, 2018, the Company recognized net unrealized gains of $26,000, which was recorded in noninterest income in the consolidated statements of income.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans(1)	Total	Loans	Loans(1)	Total
Commercial	$785,859	$5,688	$791,547	$553,257	$2,673	$555,930
Commercial real estate	1,692,143	19,783	1,711,926	1,427,076	12,935	1,440,011
Construction and land development	230,913	8,567	239,480	199,853	734	200,587
Total commercial loans	2,708,915	34,038	2,742,953	2,180,186	16,342	2,196,528
Residential real estate	576,259	9,875	586,134	447,602	5,950	453,552
Consumer	582,161	2,035	584,196	371,286	169	371,455
Lease financing	242,999	—	242,999	205,143	—	205,143
Total loans	$4,110,334	$45,948	$4,156,282	$3,204,217	$22,461	$3,226,678

(1)	The unpaid principal balance for PCI loans totaled $60.7 million and $32.8 million as of September 30, 2018 and December 31, 2017, respectively.

Total loans include net deferred loan fees of $15.4 million and $10.1 million at September 30, 2018 and December 31, 2017, respectively, and unearned discounts of $25.4 million and $20.7 million within the lease financing portfolio at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had commercial and residential loans held for sale totaling $35.2 million and $50.1 million, respectively.  During the three and nine months ended September 30, 2018, the Company sold commercial and residential real estate loans with proceeds totaling $155.0 million and $424.9 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $206.2 million and $679.2 million for the comparable periods in 2017, respectively.

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $25.6 million and $22.4 million at September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, there were $6.9 million and $8.6 million, respectively, of new loans and other additions, while repayments and other reductions totaled $1.7 million and $5.4 million, respectively.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$735,936	$1,606,393	$229,411	$2,571,740	$510,928	$1,384,630	$191,872	$2,087,430
Special mention	22,686	35,310	44	58,040	12,290	11,497	—	23,787
Substandard	18,849	31,278	—	50,127	27,718	14,695	—	42,413
Substandard – nonaccrual	8,388	19,162	1,239	28,789	1,266	12,482	785	14,533
Doubtful	—	—	—	—	—	—	—	—
Not graded	—	—	219	219	1,055	3,772	7,196	12,023
Total (excluding PCI)	$785,859	$1,692,143	$230,913	$2,708,915	$553,257	$1,427,076	$199,853	$2,180,186

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$569,716	$581,635	$242,302	$1,393,653	$441,418	$370,999	$203,797	$1,016,214
Impaired	6,543	526	697	7,766	6,184	287	1,346	7,817
Total (excluding PCI)	$576,259	$582,161	$242,999	$1,401,419	$447,602	$371,286	$205,143	$1,024,031

Impaired Loans

Impaired loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at September 30, 2018 and December 31, 2017 do not include $45.9 million and $22.5 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2018 and 2017 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $421,000 and $1.3  million for the three and nine months ended September 30, 2018, respectively, and $124,000 and $532,000 for the three and nine months ended September 30, 2017, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $17,000 and $75,000 for the three and nine months ended September 30, 2018, respectively, and $40,000 and $59,000 for the comparable periods in 2017, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$2,994	$3,066	$2,401	$3,237	$3,297	$526
Commercial real estate	6,939	13,179	576	2,297	3,508	329
Construction and land development	179	179	18	103	102	10
Residential real estate	3,875	4,506	589	4,028	4,705	566
Consumer	513	532	58	266	279	29
Lease financing	697	698	296	1,064	1,064	345
Total impaired loans with a valuation allowance	15,197	22,160	3,938	10,995	12,955	1,805
Impaired loans with no related valuation allowance:
Commercial	5,891	9,204	—	866	5,782	—
Commercial real estate	13,679	14,216	—	11,700	17,359	—
Construction and land development	1,113	1,113	—	740	780	—
Residential real estate	2,668	2,943	—	2,156	2,380	—
Consumer	13	14	—	21	21	—
Lease financing	—	—	—	282	282	—
Total impaired loans with no related valuation allowance	23,364	27,490	—	15,765	26,604	—
Total impaired loans:
Commercial	8,885	12,270	2,401	4,103	9,079	526
Commercial real estate	20,618	27,395	576	13,997	20,867	329
Construction and land development	1,292	1,292	18	843	882	10
Residential real estate	6,543	7,449	589	6,184	7,085	566
Consumer	526	546	58	287	300	29
Lease financing	697	698	296	1,346	1,346	345
Total impaired loans (excluding PCI)	$38,561	$49,650	$3,938	$26,760	$39,559	$1,805

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $11.0 million and $12.8 million at September 30, 2018 and December 31, 2017, respectively. Interest income recognized on impaired loans during the three and nine months ended September 30, 2018 and 2017 was immaterial.

The aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of September 30, 2018 and December 31, 2017 were as follows:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
September 30, 2018
Commercial	$2,508	$2,628	$1	$8,388	$13,525	$772,334	$785,859
Commercial real estate	1,995	276	793	19,162	22,226	1,669,917	1,692,143
Construction and land development	2,590	—	—	1,239	3,829	227,084	230,913
Residential real estate	1,271	1,462	150	5,600	8,483	567,776	576,259
Consumer	3,974	2,292	33	327	6,626	575,535	582,161
Lease financing	2,933	749	26	671	4,379	238,620	242,999
Total (excluding PCI)	$15,271	$7,407	$1,003	$35,387	$59,068	$4,051,266	$4,110,334
December 31, 2017
Commercial	$3,282	$177	$2,538	$1,266	$7,263	$545,994	$553,257
Commercial real estate	3,116	630	—	12,482	16,228	1,410,848	1,427,076
Construction and land development	1,953	—	—	785	2,738	197,115	199,853
Residential real estate	897	632	51	5,204	6,784	440,818	447,602
Consumer	2,824	1,502	53	234	4,613	366,673	371,286
Lease financing	392	—	—	1,346	1,738	203,405	205,143
Total (excluding PCI)	$12,464	$2,941	$2,642	$21,317	$39,364	$3,164,853	$3,204,217

Troubled Debt Restructurings

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $455,000 and $240,000 as of September 30, 2018 and December 31, 2017, respectively. The Company had no unfunded commitments in connection with TDRs at September 30, 2018 and December 31, 2017.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$496	$21	$517	$299	$—	$299
Commercial real estate	663	9,567	10,230	1,515	9,915	11,430
Construction and land development	53	—	53	58	—	58
Residential real estate	793	386	1,179	929	282	1,211
Consumer	166	—	166	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,171	$9,974	$12,145	$2,801	$10,197	$12,998

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2018 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended September 30, 2018:
Troubled debt restructurings:
Number of loans	—	—	—	—	—	—	—
Pre-modification outstanding balance	$—	$—	$—	$—	$—	$—	$—
Post-modification outstanding balance	—	—	—	—	—	—	—

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the nine months ended September 30, 2018:
Troubled debt restructurings:
Number of loans	1	—	—	3	5	—	9
Pre-modification outstanding balance	$23	$—	$—	$212	$19	$—	$254
Post-modification outstanding balance	22	—	—	207	19	—	248

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2017:

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

The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven.  Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

Purchased Credit Impaired Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, at beginning of period	$11,114	$7,566	$5,732	$9,035
New loans purchased – Alpine acquisition	—	—	6,095	—
New loans purchased – Centrue acquisition	—	—	—	1,929
Accretion	(1,308)	(1,270)	(3,659)	(4,276)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	136	1,678	1,150	(1,558)
Reclassification from non-accretable	1,350	(1,325)	1,974	1,519
Balance, at end of period	$11,292	$6,649	$11,292	$6,649

Accretion recorded as loan interest income totaled $1.3 million and $3.7 million during the three and nine months ended September 30, 2018, respectively and $1.3 million and $4.3 million during the three and nine months ended September 30, 2017, respectively.

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

Lease financing – Our financing leases are primarily for business equipment leased to varying types of businesses, nationwide, for the purchase of business equipment and software.  If the cash flow from business operations is reduced, the business’s ability to repay may become impaired.

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended September 30, 2018:
Balance, beginning of period	$6,203	$5,377	$505	$2,742	$1,629	$1,790	$18,246
Provision for loan losses	1,117	(41)	(98)	(268)	727	666	2,103
Charge-offs	—	—	—	(69)	(453)	(816)	(1,338)
Recoveries	248	(52)	29	33	202	160	620
Balance, end of period	$7,568	$5,284	$436	$2,438	$2,105	$1,800	$19,631

Changes in allowance for loan losses for the three months ended September 30, 2017:
Balance, beginning of period	$5,381	$3,996	$147	$3,377	$1,385	$1,138	$15,424
Provision for loan losses	(745)	2,715	55	(433)	(92)	(11)	1,489
Charge-offs	—	—	—	(128)	(105)	(102)	(335)
Recoveries	54	56	13	47	81	32	283
Balance, end of period	$4,690	$6,767	$215	$2,863	$1,269	$1,057	$16,861

Changes in allowance for loan losses for the nine months ended September 30, 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	2,908	155	(156)	(250)	1,554	1,752	5,963
Charge-offs	(1,145)	(259)	—	(209)	(1,236)	(1,775)	(4,624)
Recoveries	549	344	74	147	443	304	1,861
Balance, end of period	$7,568	$5,284	$436	$2,438	$2,105	$1,800	$19,631

Changes in allowance for loan losses for the nine months ended September 30, 2017:
Balance, beginning of period	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	(630)	3,577	(178)	113	678	(80)	3,480
Charge-offs	(737)	(470)	—	(455)	(536)	(658)	(2,856)
Recoveries	137	435	48	276	197	282	1,375
Balance, end of period	$4,690	$6,767	$215	$2,863	$1,269	$1,057	$16,861

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2018 and December 31, 2017 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
September 30, 2018:

Allowance for loan losses:
Loans individually evaluated for impairment	$2,375	$516	$5	$285	$13	$252	$3,446
Loans collectively evaluated for impairment	26	60	13	304	45	44	492
Non-impaired loans collectively evaluated for impairment	4,599	4,285	418	1,339	1,898	1,504	14,043
Loans acquired with deteriorated credit quality (1)	568	423	—	510	149	—	1,650
Total allowance for loan losses	$7,568	$5,284	$436	$2,438	$2,105	$1,800	$19,631
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$8,632	$20,055	$1,166	$3,480	$13	$280	$33,626
Impaired loans collectively evaluated for impairment	253	563	126	3,063	513	417	4,935
Non-impaired loans collectively evaluated for impairment	776,974	1,671,525	229,621	569,716	581,635	242,302	4,071,773
Loans acquired with deteriorated credit quality (1)	5,688	19,783	8,567	9,875	2,035	—	45,948
Total recorded investment (loan balance)	$791,547	$1,711,926	$239,480	$586,134	$584,196	$242,999	$4,156,282

December 31, 2017:

Allowance for loan losses:
Loans individually evaluated for impairment	$221	$281	$5	$302	$—	$261	$1,070
Loans collectively evaluated for impairment	305	48	5	264	29	84	735
Non-impaired loans collectively evaluated for impairment	4,230	4,379	504	1,644	1,166	1,174	13,097
Loans acquired with deteriorated credit quality (1)	500	336	4	540	149	—	1,529
Total allowance for loan losses	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$1,285	$13,554	$797	$3,700	$4	$568	$19,908
Impaired loans collectively evaluated for impairment	2,818	443	46	2,484	283	778	6,852
Non-impaired loans collectively evaluated for impairment	549,154	1,413,079	199,010	441,418	370,999	203,797	3,177,457
Loans acquired with deteriorated credit quality (1)	2,673	12,935	734	5,950	169	—	22,461
Total recorded investment (loan balance)	$555,930	$1,440,011	$200,587	$453,552	$371,455	$205,143	$3,226,678

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Land	$20,231	$16,109
Buildings and improvements	75,507	63,837
Furniture and equipment	29,236	25,843
Total	124,974	105,789
Accumulated depreciation	(29,912)	(29,627)
Premises and equipment, net	$95,062	$76,162

Depreciation expense was recorded at $1.5 million and $4.6 million for the three and nine months ended

September 30, 2018, respectively.  Depreciation expense was recorded at $1.3 million and $3.7 million for the three and nine months ended September 30, 2017, respectively.

Note 7 – Mortgage Servicing Rights

The Company services both residential and commercial FHA mortgage loans for others. At September 30, 2018 and December 31, 2017, the Company serviced commercial FHA mortgage loans for others with unpaid principal balances of approximately $3.93 billion and $3.98 billion, respectively.

Changes in our commercial FHA mortgage servicing rights were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage servicing rights:
Balance, beginning of period	$56,268	$54,315	$55,714	$52,006
Originated servicing	176	1,433	2,087	5,020
Amortization	(633)	(650)	(1,990)	(1,928)
Balance, end of period	55,811	55,098	55,811	55,098
Valuation allowances:
Balance, beginning of period	3,887	2,750	3,254	1,711
Impairment	298	104	931	1,143
Balance, end of period	4,185	2,854	4,185	2,854
Mortgage servicing rights, net	$51,626	$52,244	$51,626	$52,244
Fair value:
At beginning of period	$52,381	$51,565	$52,460	$50,355
At end of period	$51,626	$52,244	$51,626	$52,244

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial and residential portfolios, used in the valuation of servicing rights at September 30, 2018 and December 31, 2017. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolios. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
(dollars in thousands)	Fee	Rate	Maturity	Rate	Cost	Rate
September 30, 2018:
Commercial FHA mortgage loans	0.13%	3.66%	30.2	8.25%	$1,000	11.02%

December 31, 2017:
Commercial FHA mortgage loans	0.12%	3.67%	30.3	8.27%	$1,000	11.02%

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

At September 30, 2018 and December 31, 2017, the Company serviced residential mortgage loans for others with unpaid principal balances of approximately $1.35 billion and $1.99 billion, respectively. During the year ended

December 31, 2017, the Company recognized a $4.1 million loss to reflect certain residential mortgage servicing rights classified as held for sale at the lower of their carrying value or fair value less estimated costs to sell. On January 2, 2018, the Company sold its $10.2 million of residential mortgage servicing rights held for sale. Subsequent to this sale, the Company transferred all remaining residential mortgage servicing rights, net of valuation allowances, to mortgage servicing rights held for sale. At September 30, 2018, residential mortgage servicing rights total $4.4 million are reflected in the consolidated balance sheet as mortgage servicing rights held for sale.

Note 8 – Goodwill and Intangible Assets

At September 30, 2018 and December 31, 2017, goodwill totaled $164.0 million and $98.6 million, respectively, reflecting an increase of approximately $65.3 million as a result of the acquisition of Alpine on February 28, 2018, as further discussed in Note 3 to the consolidated financial statements.

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$52,712	$(23,262)	$29,450	$31,612	$(18,943)	$12,669
Customer relationship intangibles	13,771	(3,993)	9,778	7,471	(3,208)	4,263
Total intangible assets	$66,483	$(27,255)	$39,228	$39,083	$(22,151)	$16,932

In conjunction with the acquisition of Alpine on February 28, 2018, we recorded $21.1 million of core deposit intangibles and $6.3 million of customer relationship intangibles, which are both being amortized on an accelerated basis over an estimated useful life of 13 years, as further discussed in Note 3 to the consolidated financial statements.

Amortization of intangible assets was $1.9 million and $5.1 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $2.3 million for the comparable periods in 2017, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount, estimated fair values and the location in which the derivative instruments are reported in the consolidated balances sheets at September 30, 2018 and December 31, 2017:

	Notional Amount		Fair Value Gain
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2018	2017	2018	2017
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$315,741	$345,152	$5,503	$6,331
Forward commitments to sell mortgage-backed securities	316,300	372,824	—	31
Total	$632,041	$717,976	$5,503	$6,362

Net gains of $1.2 million and net losses of $941,000 were recognized on derivative instruments for the three and nine months ended September 30, 2018, respectively. Net losses of $1.1 million and  net gains of $48,000 were recognized on derivative instruments for the three and nine months ended September 30, 2017, respectively. Net gains and losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.6 million at September 30, 2018 and $10.0 million at December 31, 2017. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $390,000 at September 30, 2018 and $17,000 at December 31, 2017, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Noninterest-bearing demand	$991,311	$724,443
Interest-bearing:
Checking	1,047,914	785,934
Money market	836,151	646,426
Savings	445,640	281,212
Time	822,190	693,074
Total deposits	$4,143,206	$3,131,089

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of September 30, 2018 and December 31, 2017:

	Repurchase Agreements
	September 30,	December 31,
(dollars in thousands)	2018	2017
Outstanding at period-end	$145,450	$156,126
Average amount outstanding	136,203	163,461
Maximum amount outstanding at any month end	173,387	196,278
Weighted average interest rate:
During period	0.44%	0.23%
End of period	0.63%	0.28%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $146.4 million and $157.2 million at September 30, 2018 and December 31, 2017, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $68.4 million and $32.5 million at September 30, 2018 and December 31, 2017, respectively, from the Federal Reserve Discount Window. The lines are collateralized by collateral agreements totaling $78.9 million and $36.5 million at September 30, 2018 and December 31, 2017, respectively. There were no outstanding borrowings under these lines of credit at September 30, 2018 and December 31, 2017.

At September 30, 2018, the Company had available federal funds lines of credit totaling $55.0 million. The lines of credit were unused at September 30, 2018.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 4.38% and 3.63% at September 30, 2018 and December 31, 2017, respectively, – maturing through May 25, 2020	$34,266	$37,113
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $122.8 million and $145.0 million, at rates averaging 2.22% and 1.35% at September 30, 2018 and December 31, 2017, respectively – maturing through February 2023 and putable fixed rate of $495.0 million and $305.0 million at rates averaging 1.99% and 1.29% at September 30, 2018 and December 31, 2017, respectively – maturing through August 2025 with call provisions through December 2020	617,806	450,137
FHLB advances – variable rate, fixed term, at rates averaging 1.20% at December 31, 2017 – matured in March 2018	—	9,000
Other	—	5
Total FHLB advances and other borrowings	$652,253	$496,436

In 2017, the Company entered into a loan agreement with another bank for a term loan in the original principal amount of $40.0 million. The term loan matures on May 25, 2020 and has a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2017, the Company was required to begin making quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Bank’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At September 30, 2018, the Company was in compliance with each of these financial covenants.

The Bank’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.22 billion and $1.86 billion at September 30, 2018 and December 31, 2017, respectively.

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

Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$8,497	$2,036	$23,085	$14,065
Preferred dividends declared	(82)	(83)	(248)	(102)
Preferred stock, premium amortization	47	56	141	56
Net income available to common shareholders equity	8,462	2,009	22,978	14,019
Common shareholder dividends	(5,208)	(3,818)	(14,617)	(10,100)
Unvested restricted stock award dividends	(31)	(19)	(94)	(59)
Undistributed earnings to unvested restricted stock awards	(18)	—	(49)	(21)
Undistributed earnings to common shareholders	$3,205	$(1,828)	$8,218	$3,839
Basic
Distributed earnings to common shareholders	$5,208	$3,818	$14,617	$10,100
Undistributed earnings to common shareholders	3,205	(1,828)	8,218	3,839
Total common shareholders earnings, basic	$8,413	$1,990	$22,835	$13,939
Diluted
Distributed earnings to common shareholders	$5,208	$3,818	$14,617	$10,100
Undistributed earnings to common shareholders	3,205	(1,828)	8,218	3,839
Total common shareholders earnings	8,413	1,990	22,835	13,939
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	1	—	1	1
Total common shareholders earnings, diluted	$8,414	$1,990	$22,836	$13,940
Weighted average common shares outstanding, basic	23,855,805	19,265,409	22,868,256	17,274,746
Options and warrants	469,938	438,808	458,884	522,489
Weighted average common shares outstanding, diluted	24,325,743	19,704,217	23,327,140	17,797,235
Basic earnings per common share	$0.35	$0.10	$1.00	$0.81
Diluted earnings per common share	0.35	0.10	0.98	0.78

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of September 30, 2018 and December 31, 2017, are summarized below:

	September 30, 2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,533	$24,533	$—	$—
Government sponsored entity debt securities	75,373	—	75,373	—
Agency mortgage-backed securities	343,697	—	343,697	—
State and municipal securities	171,012	—	171,012	—
Corporate securities	67,781	—	62,361	5,420
Equity securities	3,357	—	3,357	—
Loans held for sale	35,246	—	35,246	—
Interest rate lock commitments	5,503	—	5,503	—
Interest rate swap contracts	390	—	390	—
Total	$726,892	$24,533	$696,939	$5,420
Liabilities
Interest rate swap contracts	$390	$—	$390	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$51,626	$—	$—	$51,626
Mortgage servicing rights held for sale	4,419	—	—	4,419
Impaired loans	9,922	—	9,426	496
Other real estate owned	42	—	42	—
Assets held for sale	1,687	—	1,687	—

	December 31, 2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level) 3
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$27,718	$27,718	$—	$—
Government sponsored entity debt securities	25,211	—	25,211	—
Agency mortgage-backed securities	232,387	—	232,387	—
State and municipal securities	102,567	—	102,567	—
Corporate securities	59,812	—	55,033	4,779
Equity securities	2,830	—	2,830	—
Loans held for sale	50,089	—	50,089	—
Interest rate lock commitments	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	—	31	—
Interest rate swap contracts	17	—	17	—
Total	$506,993	$27,718	$474,496	$4,779
Liabilities
Interest rate swap contracts	$17	$—	$17	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$56,352	$—	$—	$56,352
Mortgage servicing rights held for sale	10,176	10,176	—	—
Impaired loans	9,385	—	7,631	1,754
Other real estate owned	801	—	801	—
Assets held for sale	3,358	—	3,358	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage servicing rights	$298	$104	$931	$1,830
Mortgage servicing rights held for sale	270	3,617	458	3,617
Impaired loans	989	1	3,906	564
Other real estate owned	—	—	126	180
Assets held for sale	—	—	—	1,130
Total loss on assets measured on a nonrecurring basis	$1,557	$3,722	$5,421	$7,321

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018:

	Corporate
	Securities
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2018
Balance, beginning of period	$5,357	$4,779
Total realized in earnings (1)	67	187
Total unrealized in other comprehensive income	55	616
Net settlements (principal and interest)	(59)	(162)
Balance, end of period	$5,420	$5,420

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017:

			Non-Agency
	Corporate		Mortgage-Backed
	Securities		Securities
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2017		2017
Balance, beginning of period	$4,740	7,480	$—	$1
Total realized in earnings (1)	54	235	—	—
Total unrealized in other comprehensive income	—	242	—	—
Net settlements (principal and interest)	(45)	(3,208)	—	(1)
Balance, end of period	$4,749	4,749	$—	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at September 30, 2018 (in thousands):

Non-recurring		Valuation	Unobservable
fair value measurements	Fair Value	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$51,626	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.25%)
			Discount rate	10.00% - 12.00% (11.02%)

Impaired loans	$496	Discounted cash flow	Discount rate	5.00% - 8.10% (7.14%)

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

The Company utilizes the amortization method to subsequently measure the carrying value of its servicing rights. In accordance with GAAP, the Company must record impairment charges on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights was $51.6 million and $56.4 million at September 30, 2018 and December 31, 2017, respectively.

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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Residential loans held for sale	$17,259	$784	$16,475	$12,243	$375	$11,868
Commercial loans held for sale	17,987	238	17,749	37,846	343	37,503
Total loans held for sale	$35,246	$1,022	$34,224	$50,089	$718	$49,371

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Residential loans held for sale	$172	$(245)	$232	$10
Commercial loans held for sale	(131)	89	(105)	(527)
Total loans held for sale	$41	$(156)	$127	$(517)

The Company adopted ASU No. 2016-01, effective January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of securities, loans, excluding loans held for sale, time deposits, FHLB and other borrowings, subordinated debt, and trust preferred debentures as of September 30, 2018. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual prices received for a sale of assets or paid to transfer liabilities could be different from the exit price disclosed.

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$240,489	$240,489	$240,489	$—	$—
Federal funds sold	1,944	1,944	1,944	—	—
Investment securities available for sale	682,396	682,396	24,533	652,443	5,420
Equity securities	3,357	3,357	—	3,357	—
Nonmarketable equity securities	44,931	44,931	—	44,931	—
Loans, net	4,136,651	4,065,938	—	—	4,065,938
Loans held for sale	35,246	35,246	—	35,246	—
Accrued interest receivable	17,500	17,500	—	17,500	—
Interest rate lock commitments	5,503	5,503	—	5,503	—
Interest rate swap contracts	390	390	—	390	—
Liabilities
Deposits	$4,143,206	$4,134,381	$—	$4,134,381	$—
Short-term borrowings	145,450	145,450	—	145,450	—
FHLB and other borrowings	652,253	648,967	—	648,967	—
Subordinated debt	94,093	60,991	—	60,991	—
Trust preferred debentures	47,676	51,248	—	51,248	—
Accrued interest payable	5,564	5,564	—	5,564	—
Interest rate swap contracts	390	390	—	390	—

	December 31, 2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$214,519	$214,519	$214,519	$—	$—
Federal funds sold	683	683	683	—	—
Investment securities available for sale	450,525	450,525	27,718	418,028	4,779
Nonmarketable equity securities	34,796	34,796	—	34,796	—
Loans, net	3,210,247	3,200,016	—	—	3,200,016
Loans held for sale	50,089	50,089	—	50,089	—
Accrued interest receivable	11,715	11,715	—	11,715	—
Interest rate lock commitments	6,331	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	31	—	31	—
Interest rate swap contracts	17	17	—	17	—
Liabilities
Deposits	$3,131,089	$3,127,626	$—	$3,127,626	$—
Short-term borrowings	156,126	156,126	—	156,126	—
FHLB and other borrowings	496,436	494,634	—	494,634	—
Subordinated debt	93,972	90,860	—	90,860	—
Trust preferred debentures	45,379	46,069	—	46,069	—
Accrued interest payable	2,531	2,531	—	2,531	—
Interest rate swap contracts	17	17	—	17	—

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$706,519	$568,356
Financial guarantees – standby letters of credit	143,025	142,189

The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis, primarily to government-sponsored enterprises (“GSEs”). The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or reimburse the GSEs for losses incurred. The make-whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in 2018 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. The Company incurred losses as a result of make-whole requests and loan repurchases totaling $11,000 for the nine months ended September 30, 2018 and $17,000 for both the three and nine months ended September 30, 2017. There were no losses incurred for the three months ended September 30, 2018. The liability for unresolved repurchase demands totaled $492,000 and $371,000 at September 30, 2018 and December 31, 2017, respectively.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Three Months Ended September 30, 2018
Net interest income (expense)	$47,887	$(177)	$74	$(2,703)	$45,081
Provision for loan losses	2,103	—	—	—	2,103
Noninterest income	9,807	3,144	5,444	(123)	18,272
Noninterest expense	43,636	3,218	3,146	317	50,317
Income before income taxes	11,955	(251)	2,372	(3,143)	10,933
Income taxes (benefit)	2,246	(148)	344	(6)	2,436
Net income (loss)	$9,709	$(103)	$2,028	$(3,137)	$8,497
Total assets	$5,689,585	$113,463	$17,528	$(95,964)	$5,724,612

Three Months Ended September 30, 2017
Net interest income (expense)	$38,597	$(79)	$117	$(1,870)	$36,765
Provision for loan losses	1,489	—	—	—	1,489
Noninterest income	8,093	3,967	3,475	(132)	15,403
Noninterest expense	42,145	3,910	2,122	186	48,363
Income (loss) before income taxes (benefit)	3,056	(22)	1,470	(2,188)	2,316
Income taxes (benefit)	730	(9)	482	(923)	280
Net income (loss)	$2,326	$(13)	$988	$(1,265)	$2,036
Total assets	$4,307,639	$121,514	$15,391	$(96,783)	$4,347,761

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Nine Months Ended September 30, 2018
Net interest income (expense)	$139,497	$(236)	$232	$(7,941)	$131,552
Provision for loan losses	5,963	—	—	—	5,963
Noninterest income	29,041	7,112	14,832	(364)	50,621
Noninterest expense	127,220	11,474	8,281	(707)	146,268
Income (loss) before income taxes (benefit)	35,355	(4,598)	6,783	(7,598)	29,942
Income taxes (benefit)	8,089	(1,143)	1,373	(1,462)	6,857
Net income (loss)	$27,266	$(3,455)	$5,410	$(6,136)	$23,085
Total assets	$5,689,585	$113,463	$17,528	$(95,964)	$5,724,612

Nine Months Ended September 30, 2017
Net interest income (expense)	$97,579	$325	$423	$(4,701)	$93,626
Provision for loan losses	3,480	—	—	—	3,480
Noninterest income	20,800	15,189	9,753	(378)	45,364
Noninterest expense	98,589	11,639	6,509	68	116,805
Income (loss) before income taxes (benefit)	16,310	3,875	3,667	(5,147)	18,705
Income taxes (benefit)	4,136	1,550	1,178	(2,224)	4,640
Net income (loss)	$12,174	$2,325	$2,489	$(2,923)	$14,065
Total assets	$4,307,639	$121,514	$15,391	$(96,783)	$4,347,761

Note 17 – Revenue From Contracts with Customers

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies,” the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Since the impact of applying the standard was determined to be immaterial, the Company did not record a cumulative effect adjustment to beginning retained earnings on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with previous GAAP.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,327	$2,434	$11,768	$7,181
Investment advisory fees	531	451	1,491	896
Investment brokerage fees	270	362	820	1,031
Other	339	228	783	646
Service charges on deposit accounts:
Nonsufficient fund fees	2,098	1,467	5,539	2,810
Other	706	666	1,925	1,337
Interchange revenues	2,759	1,724	7,733	3,816
Other income:
Merchant services revenue	448	310	1,246	802
Other	278	393	2,035	1,273
Noninterest income - out-of-scope of Topic 606	6,516	7,368	17,281	25,572
Total noninterest income	$18,272	$15,403	$50,621	$45,364

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2018. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 6, 2018.

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

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri and Colorado, and provides a broad array of traditional community banking and other complementary financial services, including commercial lending, residential mortgage origination, wealth management, merchant services and prime consumer lending. We also originate and service government sponsored mortgages for multifamily and healthcare facilities through our subsidiary, Love Funding Corporation, based in Washington, D.C. Our commercial equipment financing business, Midland Equipment Finance, operates on a nationwide basis. As of September 30, 2018, we had $5.7 billion in assets, $4.1 billion of deposits and $594.1 million of shareholders’ equity.

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

Significant Transactions

Each item listed below materially affects the comparability of our results of operations for the three and nine months ended September 30, 2018 and 2017, and our financial condition as of September 30, 2018 and December 30, 2017, and may affect the comparability of financial information we report in future fiscal periods.

Recent Acquisitions. On February 28, 2018, the Company acquired Alpine for total consideration valued at approximately $173.2 million. Consideration transferred by the Company consisted of $33.3 million in cash and 4,463,200 shares of common stock. All identifiable assets acquired and liabilities assumed were adjusted to fair value as of February 28, 2018, and the results of Alpine’s operations have been included in the consolidated statements of income beginning on that date. The resultant purchase accounting adjustments have been reflected in the consolidated balance sheet as of September 30, 2018. Intangible assets recognized as a result of the transaction consisted of $65.3 million in goodwill, $6.3 million in customer relationship intangibles and $21.1 million in core deposit intangibles.

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

Purchased Credit‑Impaired (“PCI”) Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. Our reported net interest margin for the three months ended September 30, 2018 and 2017 was 3.59% and 3.78%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.7 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, increasing the reported net interest margin by 10 and 27 basis points for each respective period. The reported net interest margin for the nine months ended September 30, 2018 and 2017 was 3.73% and 3.78%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $9.1 million and $6.9 million for the nine months ended September 30, 2018 and 2017, respectively, increasing the reported net interest margin by 22 and 25 basis points for each respective period.

Mortgage Servicing Rights.    The Company sells residential and commercial mortgage loans in the secondary market and typically retains the right to service the loans sold. Mortgage servicing rights (“MSR”) are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.

In the third quarter of 2017, we committed to a plan to sell our Fannie Mae residential MSR and transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale. As a result of recognizing a $4.1 million loss in 2017, MSR held for sale had a net carrying value of $10.2 million at December 31, 2017. The Fannie Mae MSR held for sale was sold on January 2, 2018.

During the second quarter of 2018, the Company transferred the remaining $3.6 million of residential MSR to MSR held for sale. An additional loss of $0.3 million was identified on MSR held for sale during the three and nine months ended September 30, 2018

There were no impairment charges on the residential MSR during the three and nine months ended September 30, 2018 compared to no impairment charges and $0.7 million for the three and nine months ended September 30, 2017, respectively. For commercial FHA MSR, we recognized impairment charges of $0.3 million and $0.9 million during the three and nine months ended September 30, 2018, respectively, compared to $0.1 million and $1.1 million during the three and nine months ended September 30, 2017.

Results of Operations

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. The net interest margin is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming federal income tax rates of 21% for the three and nine months ended September 30, 2018 and 35% for the three and nine months ended September 30, 2017, respectively.

In the third quarter of 2018, net interest income (on a tax-equivalent basis) was $45.7 million, an increase of $8.2 million, or 22.0%, from $37.4 million of net interest income we generated for the comparative prior year quarter. The tax-equivalent net interest margin was 3.59% for the third quarter of 2018 compared to 3.78% in the third quarter of 2017.

For the nine months ended September 30, 2018, we generated $133.1 million of net interest income (on a tax-equivalent basis), which was an increase of $37.4 million, or 39.1%, from $95.6 million of net interest income we produced during the nine months ended September 30, 2017. The tax-equivalent net interest margin was 3.73% for the first nine months of 2018 compared to 3.78% for the first nine months of 2017.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended September 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$154,526	$765	1.96%	$202,407	$607	1.19%
Investment securities:
Taxable investment securities	528,518	3,753	2.84	359,370	1,920	2.14
Investment securities exempt from federal income tax (1)	171,500	1,512	3.53	114,846	1,458	5.08
Total securities	700,018	5,265	3.01	474,216	3,378	2.86
Loans:
Loans (2)	3,996,643	49,216	4.89	3,126,325	38,689	4.91
Loans exempt from federal income tax (1)	109,724	1,274	4.61	46,702	482	4.10
Total loans	4,106,367	50,490	4.88	3,173,027	39,171	4.90
Loans held for sale	48,715	512	4.17	46,441	438	3.74
Nonmarketable equity securities	42,770	540	5.01	31,224	331	4.20
Total earning assets	5,052,396	$57,572	4.52%	3,927,315	$43,925	4.44%
Noninterest-earning assets	639,323			498,364
Total assets	$5,691,719			$4,425,679
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,888,758	$2,880	0.60%	$1,448,228	$1,139	0.31%
Savings deposits	452,219	176	0.15	286,199	92	0.13
Time deposits	642,093	2,044	1.26	511,761	1,094	0.85
Brokered deposits	189,352	1,051	2.20	281,302	1,052	1.48
Total interest-bearing deposits	3,172,422	6,151	0.77	2,527,490	3,377	0.53
Short-term borrowings	139,215	213	0.61	182,015	100	0.22
FHLB advances and other borrowings	608,153	3,211	2.09	434,860	1,494	1.36
Subordinated debt	94,075	1,514	6.44	54,570	873	6.40
Trust preferred debentures	47,601	817	6.81	47,152	637	5.37
Total interest-bearing liabilities	4,061,466	$11,906	1.16%	3,246,087	$6,481	0.79%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	989,142			688,986
Other noninterest-bearing liabilities	47,654			37,289
Total noninterest-bearing liabilities	1,036,796			726,275
Shareholders’ equity	593,457			453,317
Total liabilities and shareholders’ equity	$5,691,719			$4,425,679
Net interest income / net interest margin (3)		$45,666	3.59%		$37,444	3.78%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming federal income tax rates of 21% and 35% for the three months ended  September 30, 2018 and 2017, respectively. Tax-equivalent adjustments totaled $585,000 and $679,000 for the three months ended September 30, 2018 and 2017, respectively.

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

	For the Nine Months Ended September 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$173,493	$2,300	1.77%	$186,539	$1,405	1.01%
Investment securities:
Taxable investment securities	500,632	10,152	2.70	281,156	4,723	2.24
Investment securities exempt from federal income tax (1)	159,659	4,362	3.64	107,831	4,310	5.33
Total securities	660,291	14,514	2.93	388,987	9,033	3.10
Loans:
Loans (2)	3,765,761	140,946	5.00	2,674,770	97,016	4.85
Loans exempt from federal income tax (1)	92,288	2,880	4.17	46,719	1,467	4.20
Total loans	3,858,049	143,826	4.98	2,721,489	98,483	4.84
Loans held for sale	40,288	1,235	4.10	60,590	1,926	4.25
Nonmarketable equity securities	38,873	1,421	4.89	24,547	788	4.29
Total earning assets	4,770,994	$163,296	4.58%	3,382,152	$111,635	4.41%
Noninterest-earning assets	605,689			402,889
Total assets	$5,376,683			$3,785,041
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,765,546	$6,456	0.49%	$1,254,706	$2,565	0.27%
Savings deposits	421,113	527	0.17	217,753	224	0.14
Time deposits	622,477	5,329	1.14	446,025	2,928	0.88
Brokered deposits	194,877	2,961	2.03	264,035	2,853	1.44
Total interest-bearing deposits	3,004,013	15,273	0.68	2,182,519	8,570	0.52
Short-term borrowings	136,203	453	0.44	157,388	262	0.22
FHLB advances and other borrowings	557,376	7,664	1.84	325,120	2,901	1.19
Subordinated debt	94,035	4,542	6.44	54,544	2,619	6.40
Trust preferred debentures	47,488	2,291	6.45	42,382	1,635	5.16
Total interest-bearing liabilities	3,839,115	$30,223	1.05%	2,761,953	$15,987	0.77%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	932,964			598,874
Other noninterest-bearing liabilities	45,241			43,657
Total noninterest-bearing liabilities	978,205			642,531
Shareholders’ equity	559,363			380,557
Total liabilities and shareholders’ equity	$5,376,683			$3,785,041
Net interest income / net interest margin (3)		$133,073	3.73%		$95,648	3.78%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming federal income tax rates of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively. Tax-equivalent adjustments totaled $1.5 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Compared with			Compared with
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold and cash investments	$(190)	$348	$158	$(136)	$1,031	$895
Investment securities:
Taxable investment securities	1,053	780	1,833	4,069	1,360	5,429
Investment securities exempt from federal income tax	609	(555)	54	1,744	(1,692)	52
Total securities	1,662	225	1,887	5,813	(332)	5,481
Loans:
Loans	10,744	(217)	10,527	40,202	3,728	43,930
Loans exempt from federal income tax	691	101	792	1,426	(13)	1,413
Total loans	11,435	(116)	11,319	41,628	3,715	45,343
Loans held for sale	22	52	74	(634)	(57)	(691)
Nonmarketable equity securities	134	75	209	492	141	633
Total earning assets	$13,063	$584	$13,647	$47,163	$4,498	$51,661
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$509	$1,232	$1,741	$1,457	$2,434	$3,891
Savings deposits	59	25	84	232	71	303
Time deposits	347	603	950	1,334	1,067	2,401
Brokered deposits	(427)	426	(1)	(899)	1,007	108
Total interest-bearing deposits	488	2,286	2,774	2,124	4,579	6,703
Short-term borrowings	(45)	158	113	(53)	244	191
FHLB advances and other borrowings	755	962	1,717	2,633	2,130	4,763
Subordinated debt	634	7	641	1,902	21	1,923
Trust preferred debentures	7	173	180	222	434	656
Total interest-bearing liabilities	$1,839	$3,586	$5,425	$6,828	$7,408	$14,236
Net interest income	$11,224	$(3,002)	$8,222	$40,335	$(2,910)	$37,425

Interest Income.  The $11.3 million, or 28.9%, increase in interest income on loans (on a tax-equivalent basis) for the third quarter of 2018 was primarily due to a 29.4% increase in the average balance of loans outstanding. The average balance increase was primarily driven by the addition of $786.2 million of loans from Alpine in February 2018. The decrease in the average yield on loans was mainly due to the impact of lower accretion income, offset in part by higher market interest rates. The reported yield on total loans for the three months ended September 30, 2018 and 2017 was 4.88% and 4.90%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.7 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, generating an 11 and 33 basis point favorable impact to the reported yields for the respective periods.

For the nine months ended September 30, 2018, the $45.3 million, or 46.0%, increase in interest income on loans was primarily due to a 41.8% increase in the average balance of loans outstanding combined with a 14 basis point increase in the average yield. The average balance increase was primarily due to loans added from the Centrue and Alpine acquisitions. The increase in the average yield on loans was mainly due to a $2.2 million increase in accretion income from purchase accounting discounts on acquired loans combined with the impact of higher market interest rates. The reported yield on total loans for the nine months ended September 30, 2018 and 2017 was 4.98% and 4.84%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $9.1 million and $6.9 million for the nine months ended September 30, 2018 and 2017, respectively, increasing the reported net yields by 26 and 30 basis points for each respective period.

Interest income on our investment securities portfolio on a tax-equivalent basis increased $1.9 million and $5.5 million for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods, mainly attributable to increases in the average balances of investment securities of 47.6% and 69.7% for the respective periods.  The increase in the average balance for the quarter was primarily due to the addition of $301.8 million of investment securities from Alpine in February 2018. The increase in the average balance for the nine months ended September 30, 2018 was also impacted by investment securities added from the Centrue acquisition.

Interest income on short-term cash investments increased to $0.8 million and $2.3 million for the three and nine months ended September 30, 2018, respectively, compared to $0.6 million and $1.4 million for the corresponding periods in 2017. These increases were primarily attributable to an increase in short-term interest rates.

Interest Expense. Interest expense on deposits increased to $6.2 million and $15.3 million for the three and nine months ended September 30, 2018, respectively, as compared to $3.4 million and $8.6 million for the three and nine months ended September 30, 2017, respectively.  The $2.8 million, or 82.1%, increase in interest expense on deposits for the third quarter of 2018 was primarily due to the average balance of interest-bearing deposits increasing 25.5% combined with a 24 basis point increase in the average rate paid. For the nine-month period, the $6.7 million, or 78.2%, increase in interest expense on deposits was mainly attributable to the average balance of deposits increasing 37.6% coupled with an 16 basis point increase in the average rate paid. The increase in the average balance of deposits for the three months ended September 30, 2018 primarily reflected the addition of $770.2 million of interest-bearing deposits from Alpine in February 2018. The average balance increase for the nine months ended September 30, 2018 was also impacted by interest-bearing deposits added from the Centrue acquisition. The increase in the average rates paid were primarily due to the impact of higher market interest rates.

Interest expense on borrowings increased to $5.8 million and $15.0 million for the three and nine months ended September 30, 2018, as compared to $3.1 million and $7.4 million for the three and nine months ended September 30, 2017.  The $2.7 million and $7.5 million increases in interest expense on borrowings for the three and nine months ended September 30, 2018, respectively, were primarily due to expanded usage of FHLB advances as a short-term and long-term funding source, the addition of $18.1 million of FHLB advances assumed from Alpine, issuing $40.0 million of subordinated debt in October 2017 to assist with funding the acquisition of Alpine, and the impact of higher market interest rates on new FHLB advances and our variable rate trust preferred debentures. Interest expense on borrowings for the nine months ended September 30, 2018 was also impacted by the full effect of FHLB advances, trust preferred debentures and a term loan assumed as a result of the Centrue acquisition.

Provision for Loan Losses.  The provision for loan losses totaled $2.1 million and $6.0 million for the three and nine months ended September 30, 2018 compared to $1.5 million and $3.5 million for the three and nine months ended September 30, 2017. The provision for loan losses recorded during the three months ended September 30, 2018 was primarily due to specific reserves established on a group of commercial loans to one borrower that were classified as nonaccrual during the third quarter of 2018.

The provision for loan losses in the first nine months of 2018 was also impacted by the increase in specific reserves of two commercial loans that were classified as nonaccrual during the first quarter of 2018 and then charged off in the second quarter of 2018. The remaining provision increase resulted from the growth of our loan portfolio and as a result, an increase in the required reserves.

Noninterest Income.  The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest income:
Commercial FHA revenue	$3,130	$3,777	$(647)
Residential mortgage banking revenue	1,154	2,317	(1,163)
Wealth management revenue	5,467	3,475	1,992
Service charges on deposit accounts	2,804	2,133	671
Interchange revenue	2,759	1,724	1,035
Gain on sales of investment securities, net	—	98	(98)
Gain on sales of other real estate owned	86	22	64
Other income	2,872	1,857	1,015
Total noninterest income	$18,272	$15,403	$2,869

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest income:
Commercial FHA revenue	$6,786	$14,625	$(7,839)
Residential mortgage banking revenue	4,688	7,563	(2,875)
Wealth management revenue	14,862	9,754	5,108
Service charges on deposit accounts	7,464	4,147	3,317
Interchange revenue	7,733	3,816	3,917
(Loss) gain on sales of investment securities, net	(5)	219	(224)
Gain on sales of other real estate owned	559	54	505
Other income	8,534	5,186	3,348
Total noninterest income	$50,621	$45,364	$5,257

The $2.9 million increase in noninterest income for the three months ended September 30, 2018 was primarily due to the impact of the Alpine acquisition, which was a primary factor in wealth management revenue increasing $2.0 million and interchange revenue increasing $1.0 million between the quarters. Included in the Alpine acquisition were $1.1 billion of wealth management assets under administration. These increases were offset in part by a $1.2 million decrease in mortgage banking revenue primarily due to lower market demand. The increases in noninterest income were also offset by a $0.6 million decrease in commercial FHA revenue which resulted primarily from interest rate lock commitments declining from $112.5 million in the third quarter of 2017 to $82.8 million in the third quarter of 2018.

For the nine months ended September 30, 2018, the $5.3 million increase in noninterest income resulted mainly from the impact of the Alpine acquisition, which was a primary factor in wealth management revenue increasing $5.1 million. The increases in service charges on deposit accounts and interchange revenue resulted from the impact of the Alpine and Centrue acquisitions. These increases were offset in part by a $7.8 million decrease in commercial FHA revenue and a $2.9 million decrease in residential mortgage banking revenue.  The decrease in commercial FHA revenue resulted primarily from interest rate lock commitments declining from $420.9 million during the nine months ended September 30, 2017 to $227.5 million for the nine months ended September 30, 2018. The decrease in residential mortgage banking revenue was primarily due to declines in closed production and interest rate lock commitments.

Noninterest Expense. The following tables set forth the major components of noninterest expense for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest expense:
Salaries and employee benefits	$22,528	$22,411	$117
Occupancy and equipment	5,040	4,144	896
Data processing	10,817	5,786	5,031
FDIC insurance	549	565	(16)
Professional	2,632	4,151	(1,519)
Marketing	1,137	1,070	67
Communications	1,289	723	566
Loan expense	262	629	(367)
Other real estate owned	42	146	(104)
Amortization of intangible assets	1,853	1,187	666
Loss on mortgage servicing rights held for sale	270	3,617	(3,347)
Other	3,898	3,934	(36)
Total noninterest expense	$50,317	$48,363	$1,954

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest expense:
Salaries and employee benefits	$74,390	$61,368	$13,022
Occupancy and equipment	14,000	10,800	3,200
Data processing	20,402	11,531	8,871
FDIC insurance	1,636	1,403	233
Professional	9,559	10,285	(726)
Marketing	3,754	2,517	1,237
Communications	3,606	1,655	1,951
Loan expense	1,338	1,531	(193)
Other real estate owned	298	725	(427)
Amortization of intangible assets	5,104	2,291	2,813
Loss on mortgage servicing rights held for sale	458	3,617	(3,159)
Other	11,723	9,082	2,641
Total noninterest expense	$146,268	$116,805	$29,463

The $2.0 million increase in noninterest expense for the three months ended September 30, 2018 was primarily due to the impact of the Alpine acquisition. Included in data processing expense for the three months ended September 30, 2018 was $2.8 million in contract terminations and $1.3 million in system conversion charges resulting from the acquisition of Alpine. The loss on mortgage servicing rights held for sale recorded in the third quarter of 2017 related to Fannie Mae residential MSR transferred to held for sale during that quarter.

For the nine months ended September 30, 2018, the $29.5 million increase in noninterest expense resulted primarily from the impact of the Alpine acquisition and the effect of the Centrue acquisition. Included in noninterest expense for the nine months ended September 30, 2018 was $23.5 million of integration and acquisition expenses associated primarily with Alpine.

Income Tax Expense. Income tax expense was $2.4 million and $6.9 million for the three and nine months ended September 30, 2018, respectively, compared to $0.3 million and $4.6 million for the three and nine months ended September 30, 2017. Effective tax rates were 22.3% and 22.9% for the three and nine months ended September 30, 2018, respectively, compared to 12.1% and 24.8% for the three and nine months ended September 30, 2017, respectively. The maximum federal corporate income tax rate decreased from 35% to 21% beginning in 2018.

Financial Condition

Assets. Total assets increased $1.3 billion to $5.7 billion at September 30, 2018 as compared to December 31, 2017.  This increase primarily reflected the addition of $1.2 billion of assets from the Alpine acquisition.

Loans.  The loan portfolio is the largest category of our assets. At September 30, 2018, total loans were $4.2 billion. The following table shows loans by non‑PCI and PCI loan category as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$785,859	$5,688	$791,547	$553,257	$2,673	$555,930
Commercial real estate	1,692,143	19,783	1,711,926	1,427,076	12,935	1,440,011
Construction and land development	230,913	8,567	239,480	199,853	734	200,587
Total commercial loans	2,708,915	34,038	2,742,953	2,180,186	16,342	2,196,528
Residential real estate	576,259	9,875	586,134	447,602	5,950	453,552
Consumer	582,161	2,035	584,196	371,286	169	371,455
Lease financing	242,999	—	242,999	205,143	—	205,143
Total loans	$4,110,334	$45,948	$4,156,282	$3,204,217	$22,461	$3,226,678

Loans increased $929.6 million to $4.2 billion at September 30, 2018 as compared to December 31, 2017. The increase in loans was primarily due to $786.2 million of loans added from the Alpine acquisition. The remaining increase reflected organic loan growth primarily from our commercial equipment financing business and consumer loans originated through home improvement specialty retailers. The $23.5 million increase in PCI loans at September 30, 2018 compared to December 31, 2017 reflected the addition of $29.0 million of PCI loans from the Alpine acquisition, partially offset by loan payoffs and repayments.

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

	For the Nine Months Ended		For the Year Ended
	September 30, 2018		December 31, 2017
		Net		Net
		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$198,866	$36,751	$104,812	$(6,709)
Commercial real estate	347,360	(75,445)	484,772	(14,376)
Construction and land development	44,856	(5,963)	28,458	(5,196)
Total commercial loans	591,082	(44,657)	618,042	(26,281)
Residential real estate	120,645	11,937	58,857	140,982
Consumer	74,459	138,282	3,047	98,391
Lease financing	—	37,856	—	13,664
Total loans	$786,186	$143,418	$679,946	$226,756

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

Lease financing.  Our equipment leasing business provides financing leases to varying types of businesses, nationwide, for purchases of business equipment and software. The financing is secured by first priority interest in the financed asset and generally require monthly payments.

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2018:

	September 30, 2018
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$43,498	$295,441	$206,302	$90,511	$116,384	$39,411	$791,547
Commercial real estate	178,222	87,694	871,361	233,186	83,477	257,986	1,711,926
Construction and land development	13,549	71,154	44,759	92,640	240	17,138	239,480
Total commercial loans	235,269	454,289	1,122,422	416,337	200,101	314,535	2,742,953
Residential real estate	2,999	11,953	27,368	45,828	198,622	299,364	586,134
Consumer	3,550	2,573	554,464	21,444	2,037	128	584,196
Lease financing	7,008	—	224,867	—	11,124	—	242,999
Total loans	$248,826	$468,815	$1,929,121	$483,609	$411,884	$614,027	$4,156,282

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At September 30, 2018 and December 31, 2017, we had PCI loans totaling $45.9 million and $22.5 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $60.7 million and $32.8 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, beginning of period	$11,114	$7,566	$5,732	$9,035
New loans purchased - Alpine acquisition	—	—	6,095	—
New loans purchased - Centrue acquisition	—	—	—	1,929
Accretion	(1,308)	(1,270)	(3,659)	(4,276)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	136	1,678	1,150	(1,558)
Reclassification from non-accretable	1,350	(1,325)	1,974	1,519
Balance, end of period	$11,292	$6,649	$11,292	$6,649

As of September 30, 2018, the balance of accretable discounts on our PCI loan portfolio was $11.3 million compared to $5.7 million at December 31, 2017. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

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

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$7,568	0.96%	$5,256	0.95%
Commercial real estate	5,284	0.31	5,044	0.35
Construction and land development	436	0.18	518	0.26
Total commercial loans	13,288	0.48	10,818	0.49
Residential real estate	2,438	0.42	2,750	0.61
Consumer	2,105	0.36	1,344	0.36
Lease financing	1,800	0.74	1,519	0.74
Total allowance for loan losses	$19,631	0.47	$16,431	0.51

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $19.6 million at September 30, 2018 compared to $16.4 million at December 31, 2017. The increase in the allowance at September 30, 2018 compared to December 31, 2017 was mainly attributable to loan growth during first nine months of 2018 and a specific reserve established on a group of commercial loans to one borrower that were classified as nonaccrual during the third quarter of 2018.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.10% and 0.28% for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

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

The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$7,000	$568	$7,568	$4,756	$500	$5,256
Commercial real estate	4,861	423	5,284	4,708	336	5,044
Construction and land development	436	—	436	514	4	518
Total commercial loans	12,297	991	13,288	9,978	840	10,818
Residential real estate	1,928	510	2,438	2,210	540	2,750
Consumer	1,956	149	2,105	1,195	149	1,344
Lease financing	1,800	—	1,800	1,519	—	1,519
Total allowance for loan losses	$17,981	$1,650	$19,631	$14,902	$1,529	$16,431

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three and nine months ended September 30, 2018 and 2017:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, beginning of period	$18,246	$15,424	$16,431	$14,862
Charge-offs:
Commercial	—	—	1,145	737
Commercial real estate	—	—	259	470
Construction and land development	—	—	—	—
Residential real estate	69	128	209	455
Consumer	453	105	1,236	536
Lease financing	816	102	1,775	658
Total charge-offs	1,338	335	4,624	2,856
Recoveries:
Commercial	248	54	549	137
Commercial real estate	(52)	56	344	435
Construction and land development	29	13	74	48
Residential real estate	33	47	147	276
Consumer	202	81	443	197
Lease financing	160	32	304	282
Total recoveries	620	283	1,861	1,375
Net charge-offs	718	52	2,763	1,481
Provision for loan losses	2,103	1,489	5,963	3,480
Balance, end of period	$19,631	$16,861	$19,631	$16,861
Gross loans, end of period	$4,156,282	$3,157,972	$4,156,282	$3,157,972
Average loans	$4,106,367	$3,173,027	$3,858,049	$2,721,489
Net charge-offs to average loans	0.10%	0.01%	0.07%	0.07%
Allowance to total loans	0.47%	0.53%	0.47%	0.53%

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

	September 30,	December 31,
(dollars in thousands)	2018	2017
Impaired loans:
Commercial	$8,885	$4,103
Commercial real estate	20,618	13,997
Construction and land development	1,292	843
Residential real estate	6,543	6,184
Consumer	526	287
Lease financing	697	1,346
Total impaired loans	38,561	26,760
Other real estate owned, non-guaranteed	3,077	4,134
Nonperforming assets	$41,638	$30,894
Impaired loans to total loans	0.93%	0.83%
Nonperforming assets to total assets	0.73%	0.70%

We did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2018 and the year ended December 31, 2017 while the loans were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $1.3 million and $0.9 million during the nine months ended September 30, 2018 and year ended December 31, 2017, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million and $0.1 million during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
September 30, 2018	$22,403	$18,636	$34,988	$31,128	$43	$—	$107,198
December 31, 2017	12,588	27,419	12,260	14,770	—	—	67,037

(1)	Includes only those 8‑rated loans that are not included in impaired loans.

Investment Securities.  Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at September 30, 2018 and December 31, 2017. The book value for investment securities classified as available for sale and equity securities is equal to fair market value.

	September 30, 2018		December 31, 2017
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Available for sale securities
U.S. Treasury securities	$24,533	3.6%	$27,718	6.1%
Government sponsored entity debt securities	75,373	11.0	25,211	5.6
Agency mortgage-backed securities	343,697	50.1	232,387	51.6
State and municipal securities	171,012	24.9	102,567	22.8
Corporate securities	67,781	9.9	59,812	13.3
Total investment securities, available for sale, at fair value	682,396	99.5%	447,695	99.4%
Equity securities	3,357	0.5	2,830	0.6
Total investment securities, at fair value	$685,753	100.0%	$450,525	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2018. The book value for investment securities classified as available for sale is equal to fair market value.

	September 30, 2018
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$5,020	0.8%	2.4%
Maturing in one to five years	19,513	2.8	1.5
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$24,533	3.6%	1.7%

Government sponsored entity debt securities:
Maturing within one year	$7,119	1.0%	2.2%
Maturing in one to five years	52,984	7.7	2.4
Maturing in five to ten years	14,786	2.2	2.5
Maturing after ten years	484	0.1	2.6
Total government sponsored entity debt securities	$75,373	11.0%	2.4%

Agency mortgage-backed securities:
Maturing within one year	$17,742	2.6%	2.6%
Maturing in one to five years	283,962	41.4	2.8
Maturing in five to ten years	37,550	5.5	2.9
Maturing after ten years	4,443	0.6	3.1
Total agency mortgage-backed securities	$343,697	50.1%	2.8%

State and municipal securities (1):
Maturing within one year	$19,815	2.8%	2.9%
Maturing in one to five years	50,445	7.4	3.9
Maturing in five to ten years	69,122	10.1	4.0
Maturing after ten years	31,630	4.6	4.0
Total state and municipal securities	$171,012	24.9%	3.9%

Corporate securities:
Maturing within one year	$2,010	0.3%	3.8%
Maturing in one to five years	7,975	1.2	3.5
Maturing in five to ten years	54,326	7.9	5.1
Maturing after ten years	3,470	0.5	7.3
Total corporate securities	$67,781	9.9%	5.0%
Total investment securities, available for sale	$682,396	99.5%	3.2%

Equity securities:
No stated maturity	$3,357	0.5%	2.4%
Total investment securities and equity securities	$685,753	100.0%	3.2%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at September 30, 2018 at fair value for our investment securities classified as available for sale.

	September 30, 2018
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$25,028	$24,533	$—	$24,533	$—	$—	$—	$—
Government sponsored entity debt securities	76,841	75,373	—	75,373	—	—	—	—
Agency mortgage-backed securities	349,501	343,697	3,175	340,522	—	—	—	—
State and municipal securities	169,887	171,012	31,576	106,921	12,638	5,787	735	13,355
Corporate securities	67,652	67,781	—	—	15,666	49,139	—	2,976
Total investment securities, available for sale	$688,909	$682,396	$34,751	$547,349	$28,304	$54,926	$735	$16,331

Cash and Cash Equivalents.  Cash and cash equivalents increased $27.2 million to $242.4 million as of September 30, 2018 compared to December 31, 2017. This increase was primarily due to cash flows from financing activities and operating activities totaling $15.0 million and $65.9 million, respectively. These increases were offset in part by cash flows used in investing activities of $53.7 million. Cash flows provided by financing activities primarily consisted of FHLB proceeds exceeding payments by $140.5 million, offset in part by a $99.0 million decrease in deposits, $14.7 million in payments made on common dividends and a $10.7 million decrease in short-term borrowings.

Cash provided by operating activities primarily reflected $23.1 million of net income, $25.8 million of proceeds received from sales of loans held for sale exceeding originations, and $13.0 million of proceeds from the sale of residential MSR held for sale. Cash used in investing activities primarily reflected loan growth exceeding net cash flows received from investment security transactions and net cash received from the Alpine acquisition.

Goodwill and Other Intangible Assets.  Goodwill was $164.0 million at September 30, 2018 compared to $98.6 million at December 31, 2017. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $65.4 million increase during the first nine months of 2018 primarily resulted from goodwill associated with the Alpine acquisition.

Our other intangible assets, which consist of core deposit and customer relationship intangibles, were $39.2 million and $16.9 million at September 30, 2018 and December 31, 2017, respectively. The increase in other intangibles primarily reflected the impact of a $21.1 million core deposit intangible and a $6.3 million customer relationship intangible associated with the Alpine acquisition.

Liabilities.  Total liabilities increased $1.2 billion to $5.1 billion at September 30, 2018 due primarily to the Alpine acquisition.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$989,142	—	$688,986	—
Interest-bearing:
Checking	1,022,010	0.45%	833,684	0.17%
Money market	866,748	0.79	614,544	0.50
Savings	452,220	0.15	286,199	0.13
Time, less than $250,000	560,810	1.23	449,308	0.82
Time, $250,000 and over	81,283	1.47	62,453	1.08
Time, brokered	189,351	2.20	281,301	1.48
Total interest-bearing	$3,172,422	0.77%	$2,527,489	0.53%
Total deposits	$4,161,564	0.59%	$3,216,475	0.42%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of September 30, 2018:

	September 30, 2018
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$9,119	$12,616	$32,808	$21,549	$76,092
Brokered deposits	26,539	55,491	72,241	34,265	188,536
Total	$35,658	$68,107	$105,049	$55,814	$264,628

Total deposits increased $1.0 billion to $4.1 billion at September 30, 2018 as compared to December 31, 2017. This increase primarily resulted from $1.1 billion of deposits added from the Alpine acquisition. At September 30, 2018, total deposits were comprised of 23.9% noninterest‑bearing demand accounts, 56.3% interest‑bearing transaction accounts and 19.8% of time deposits. At September 30, 2018, brokered time deposits totaled $188.5 million, or 4.6% of total deposits, compared to $190.3 million, or 6.1% of total deposits, at December 31, 2017.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $145.5 million at September 30, 2018 compared to $156.1 million at December 31, 2017. The weighted average interest rate on our short‑term borrowings was 0.63% and 0.28% at September 30, 2018 and December 31, 2017, respectively.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $652.3 million and $496.4 million as of September 30, 2018 and December 31, 2017, respectively. During the first nine months of 2018, we increased FHLB advances at the Bank by $166.0 million and assumed FHLB advances totaling $18.1 million as a result of the Alpine acquisition.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $144.6 million to $594.1 million at September 30, 2018 as compared to December 31, 2017. The increase in shareholders’ equity was due primarily to $139.9 million of common equity issued for the Alpine acquisition. During the first nine months of 2018, we generated net income of $23.1 million, and declared dividends to common shareholders of $14.7 million.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $146.4 million and $157.2 million at September 30, 2018 and December 31, 2017, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $68.4 million and $32.5 million at September 30, 2018 and December 31, 2017, respectively, from the Federal Reserve Discount Window. The lines are collateralized by collateral agreements totaling $78.9 million and $36.5 million at September 30, 2018 and December 31, 2017, respectively. There were no outstanding borrowings under these lines of credit at September 30, 2018 and December 31, 2017.

At September 30, 2018, the Company had available federal funds lines of credit totaling $55.0 million. The lines of credit were unused at September 30, 2018.

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

At September 30, 2018, the Company was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 8.24%, a common equity Tier 1 capital ratio of 8.37%, a Tier 1 capital ratio of 9.85% and a total capital ratio of 12.35%.

At September 30, 2018, Midland States Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 9.86%, a common equity Tier 1 capital ratio of 11.77%, a Tier 1 capital ratio of 11.77% and a total capital ratio of 12.22%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2018:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,321,015	$—	$—	$—	$3,321,015
Time deposits	562,666	216,159	43,300	65	822,190
Securities sold under repurchase agreements	145,450	—	—	—	145,450
FHLB advances and other borrowings	106,670	39,592	395,991	110,000	652,253
Operating lease obligations	2,826	4,480	3,552	2,449	13,307
Subordinated debt	—	—	—	94,093	94,093
Trust preferred debentures	—	—	—	47,676	47,676
Total contractual obligations	$4,138,627	$260,231	$442,843	$254,283	$5,095,984

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
September 30, 2018:
Dollar change	$(7,215)	$2,633	$4,763
Percent change	(3.8)%	1.4%	2.5%
December 31, 2017:
Dollar change	$(7,943)	$3,546	$6,504
Percent change	(5.8)%	2.6%	4.7%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +200 basis point scenarios. The NII at Risk reported at September 30, 2018, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2017.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
September 30, 2018:
Dollar change	$(53,407)	$32,796	$59,189
Percent change	(8.5)%	5.2%	9.5%
December 31, 2017:
Dollar change	$(47,892)	$29,803	$53,786
Percent change	(10.7)%	6.7%	12.0%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +200 basis point scenarios. The EVE reported at September 30, 2018 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, anti-money laundering and anti-terrorism), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2018.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
July 1 - 31, 2018	1,982	$35.01	-	-
August 1 - 31, 2018	5,448	34.73	-	-
September 1 -30, 2018	233	33.93	-	-
Total	7,663	$34.78	-	-

__________________________________

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Item 6 – Exhibits

Exhibit No.	Description
10.1	Form of Restricted Stock Award Terms under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (for awards on and after November 6, 2018)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: November 7, 2018	By:	/s/	Leon J. Holschbach
Leon J. Holschbach
Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2018	By:	/s/	Stephen A. Erickson
Stephen A. Erickson
Chief Financial Officer
(Principal Financial and Accounting Officer)