Form 10-K
period 2018-12-31
Midland States Bancorp, Inc.
filed 2019-02-28
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                         (Mark one)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 29, 2018 was $728,830,258 (based on the closing price on the Nasdaq Global Select Market on that date of $34.26).

As of February 20, 2019, the Registrant had 24,050,292 shares of outstanding common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2019 to be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

MIDLAND STATES BANCORP, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

•the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•our management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates, in general, on the volatility of our net interest income;

•compliance with governmental and regulatory requirements, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Basel III rules and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;

•legislative and regulatory changes, including changes in banking, consumer protection securities, trade and tax laws and regulations and their application by our regulators;

•our ability to identify and address cyber‑security risks, fraud and systems errors;

•our ability to effectively execute our strategic plan and manage our growth;

•our ability to adapt successfully to technological changes to compete effectively in the marketplace;

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

•changes in federal tax law or policy;

•the quality and composition of our loan and investment portfolios and the valuation of our investment portfolio;

•demand for loan products and deposit flows;

•the costs, effects and outcomes of existing or future litigation; and

•changes in accounting principles, policies and guidelines.

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

PART I

Item 1 –  Business

Our Company

Midland States Bancorp, Inc. (“the Company,” “we,” “our,” or “us”), an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. The Company completed its initial public offering on May 24, 2016. Our banking subsidiary, Midland States Bank (the “Bank”), an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services.  In addition, multifamily and healthcare facility Federal Housing Administration (“FHA”) financing is provided through Love Funding Corporation (“Love Funding”), our non-bank subsidiary.  As of December 31, 2018, the Company had total assets of $5.64 billion, and our wealth management group had assets under administration of approximately $2.95 billion.

Our strategic plan is focused on building a performance-based, customer-centric culture, seeking accretive acquisitions, creating revenue diversification, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, on February 28, 2018, the Company completed its acquisition of Alpine Bancorporation, Inc. (“Alpine”) and its banking subsidiary, Alpine Bank & Trust Co. (“Alpine Bank”). As of February 28, 2018, Alpine had total assets of $1.24 billion, gross loans of $786.2 million and total deposits of $1.11 billion. In addition, on June 9, 2017, the Company completed its acquisition of Centrue Financial Corporation (“Centrue”) and its banking subsidiary, Centrue Bank. As of June 9, 2017, Centrue had total assets of $990.2 million, loans of $679.6 million and deposits of $739.9 million. We also acquired CedarPoint Investment Advisors, Inc. (“CedarPoint”), an SEC registered investment advisory firm with approximately $180.0 million in assets under administration, on March 28, 2017.

Our Principal Businesses

Traditional Community Banking.  Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois (other than Chicago) and the St. Louis metropolitan area. As of December 31, 2018, we operated 69 banking offices in 48 communities.

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

Our primary products and services include the following:

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

Residential Real Estate Loans.  We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit (“HELOC”), consisting of loans secured by first or second mortgages on primarily owner-occupied primary residences.

Consumer Installment Loans.  We provide consumer installment loans for the purchase of cars, boats and other recreational vehicles, as well as for the purchase of major appliances and other home improvement projects. Our major appliance and other home improvement lending is originated principally through national and regional retailers and other vendors of these products and services. We typically use a third party servicer for our national and regional home improvement loans.

Commercial Equipment Leasing.   We originate and manage custom leasing and financing programs for commercial customers on a nationwide basis. The industries we service include manufacturing, construction and transportation and healthcare.  The financings generated are typically retained and serviced by the Bank, and are generally in the $50,000 to $500,000 range, but can be larger in certain circumstances.

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

Residential Mortgage Origination.  Through the Bank, we also engage in the origination of residential mortgage loans. We sell the majority of these loans to the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and various institutional purchasers, such as investment banks and other financial institutions.

Wealth Management.  Our wealth management group operates under the name Midland Wealth Management and provides a comprehensive suite of trust and wealth management products and services, including financial and estate planning, trustee and custodial services, investment management, tax and insurance planning, business planning, corporate retirement plan consulting and administration and retail brokerage services through a nationally recognized third party broker dealer.

FHA Origination and Servicing.  We conduct our FHA origination business through Love Funding. Love Funding originates commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, and sells those loans into the secondary market through mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). We generally retain the mortgage servicing rights on the underlying loans. Headquartered in Washington, D.C., Love Funding operates on a nationwide basis.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, wealth management, commercial equipment leasing and financing and commercial FHA loan originations in the multifamily and healthcare sectors. These industries are highly competitive, and the Bank and its subsidiaries face strong direct competition for deposits, loans and leases, wealth management, FHA loan originations and other financial-related services. We compete with other community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, FHA loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from so-called "online businesses" with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships sets us apart from our competitors.

Our banking operations are largely concentrated in Illinois and the St. Louis metropolitan area. According to the FDIC Summary of Deposits, as of June 30, 2018, there were 11 banks operating within Effingham County, Illinois, where three of the Bank’s offices are located, including its principal office. As of the same date, the Bank ranked first based on total deposits of all banking offices in Effingham County, with approximately 33.1% of the total deposits. As of June 30, 2018, there were 12 banks operating within Lee County, Illinois, where two of the Bank’s offices are located. As of the same date, the Bank ranked first based on total deposits of all banking offices in Lee County, with approximately 24.9% of the total deposits. With the addition of Alpine on February 28, 2018, the Bank also ranked first based on total deposits of all banking offices in Winnebago County, where 23 banks are operating and 12 of the Bank’s offices are located, with approximately 15.6% of the total deposits as of June 30, 2018. With the addition of Centrue on June 9, 2017, the Bank ranked second based on total deposits of all banking offices in Kankakee County, where 16 banks are operating and seven of the Bank’s offices are located, with approximately 15.5% of the total deposits as of June 30, 2018. The Bank also has branches located in Bond, Boone, Bureau, Champaign, Dekalb, Fayette, Grundy, Kendall, La Salle, Livingston, Marion, Monroe, St. Clair, Stephenson, Whiteside and Will counties in Illinois. In the entire state of Illinois, as of June 30, 2018, there were 502 banks operating, and the Bank had approximately 0.45% of total deposits. The Bank also has branches and competes for deposits and loans in Franklin, Jefferson, St. Charles, and St. Louis counties in Missouri.

Employees

As of December 31, 2018, we had approximately 1,100 employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like the Company, and for large banks with assets of more than $50 billion. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex.  For a discussion of capital requirements, see “—The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.  In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion that do not have securities registered with the SEC). Banking organizations became subject to the Basel III Rule on January 1, 2015 and all parts of it were fully phased-in as of January 1, 2019.

The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

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

As of December 31, 2018: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital; and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution.    The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Potential for Community Bank Capital Simplification.    Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided a potential Basel III “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion.  Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%.  On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized.  Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.

The Company is in the process of considering the CBLR proposal and will await the final regulation to determine whether it will elect the framework.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “--The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In 2006, the Company elected to operate as a financial holding company, which election affords the ability to respond more quickly to market developments and opportunities.  In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating.  If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

Dividend Payments.  The Company’s ability to pay dividends to the Company’s shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As an Illinois corporation, the Company is subject to the limitations of the Illinois Business Corporations Act, as amended, which allows us to pay dividends unless, after such dividend, (i) the Company would not be able to pay its debts as they become due in the usual course of business or (ii) the Company’s total assets would be less than the sum of the Company’s total liabilities plus any amount that would be needed if it were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

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

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and, as a member bank, the Federal Reserve.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The

FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.  In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2018 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.

Supervisory Assessments.  All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2018, the Bank paid supervisory assessments to the DFPR totaling approximately $305,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of these developments.

Dividend Payments.    The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits.  The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments and Activities.  The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law, as applicable. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

As of December 31, 2018, the Bank did not exceed these guidelines.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”  The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

The Company does not expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Regulation of Affiliates

The Company operates two affiliates that are regulated by functional financial regulatory agencies.  Midland Risk Management Company, Inc. is a captive insurance company organized under the laws of the state of Nevada and subject to regulation, supervision and enforcement by the state Department of Insurance. Midland Financial Advisors, Inc. is a registered investment advisor. The SEC has supervisory, examination and enforcement authority over its operations. The SEC’s focus is primarily for the protection of investors under the federal securities laws.

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

Our business and operations are sensitive to business and economic conditions in the United States, generally, and particularly the state of Illinois and the St. Louis metropolitan area. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity and fluctuations in the commercial FHA financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government‑sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

As of December 31, 2018, our allowance for loan losses as a percentage of total loans was 0.51% and as a percentage of total nonperforming loans was 48.7%. Although management believed, as of such date, that the allowance for loan losses was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2018, approximately 59.2% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented 64.8% of our total loan portfolio at December 31, 2018. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily‑marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Real estate construction loans comprised approximately 5.6% of our total loan portfolio as of December 31, 2018, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

Our acquisition activities could require us to use a substantial amount of cash, other liquid assets and/or incur debt. There are risks associated with an acquisition strategy, including the following:

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

Also, as our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion, is paid down, we expect downward pressure on our income to the extent that the run‑off is not replaced with other high‑yielding loans. If we are unable to replace loans in our existing portfolio with comparable high‑yielding loans or a larger volume of loans, our results of operations could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher‑yielding loans that fail to perform.

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

Our success is dependent, to a large degree, upon the continued service and skills of our existing executive management team, particularly Mr. Jeffrey G. Ludwig, our President and Chief Executive Officer, and Mr. Stephen A. Erickson, our Chief Financial Officer.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of Mr. Ludwig, Mr. Erickson or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas and the difficulty of finding qualified replacement personnel, particularly in light of the fact that we are headquartered outside of a major metropolitan area. In addition, although we have non‑competition agreements with each of our seven executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non‑competition agreements varies across the states in which we do business. While our mortgage originators, loan officers and wealth management professionals are generally subject to non‑solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non‑competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

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

We may be liable to purchasers of mortgage loans and mortgage servicing rights, including as a result of any breach of representations and warranties we make to the purchasers.

When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected. In addition, we have sold residential mortgage servicing rights to third parties pursuant to customary purchase agreements, under which we could be required to indemnify the purchasers for losses resulting from pre-closing servicing errors or breaches of our representations and warranties.

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

As of December 31, 2018, we had $3.5 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in‑substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.

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

Compliance with the Dodd‑Frank Act and its implementing regulations has resulted, and may continue to result, in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a result of the Dodd‑Frank Act and subsequent rulemaking, we are subject to stringent capital requirements, and failure to comply with these requirements may impact dividend payments and limit our activities.

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

The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois, 62401. We own our corporate headquarters office building, which was built in 2011 and consists of approximately 79,000 square feet. The property also houses our primary operations center. We have an additional operations center located in St. Louis, Missouri, including for the Midland Equipment Financing operations, and Love Funding’s headquarters are located in Washington, D.C. At December 31, 2018, the Bank operated a total of 69 banking centers, including 58 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 56 were owned and we leased 13 from unaffiliated third parties.

We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities

Shareholders

As of February 20, 2019, the Company had 1,025 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol MSBI, was $25.48 per share.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from May 24, 2016 (the date of the Company’s initial public offering and listing on Nasdaq) through December 31, 2018. The graph compares the Company's common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on May 24, 2016 and reinvestment of all quarterly dividends. Measurement points are May 24, 2016 and the last trading day of each subsequent quarter end through December 31, 2018. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN
Among Midland States Bancorp, Inc., the NASDAQ Composite Index,
and the NASDAQ Bank Index

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
5/24/16
6/16
12/16
6/17
12/17
6/18
12/18
Midland States Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

*100 invested on 5/24/16 in stock and index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Russell Investment Group. All rights reserved.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2018.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
October 1 - 31, 2018	1,385	$32.84	-	-
November 1 - 30, 2018	286	26.67	-	-
December 1 - 31, 2018	1,010	25.48	-	-
Total	2,681	$29.41	-	-

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities

None.

Item 6 – Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2018. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$5,637,673	$4,412,701	$3,233,723	$2,884,824	$2,676,614
Total loans, gross	4,137,551	3,226,678	2,319,976	1,995,589	1,798,015
Allowance for loan losses	(20,903)	(16,431)	(14,862)	(15,988)	(12,300)
Loans held for sale	30,401	50,089	70,565	54,413	96,407
Investment securities	660,785	450,525	325,011	324,148	355,531
Deposits	4,074,170	3,131,089	2,404,366	2,367,648	2,150,633
Short-term borrowings	124,235	156,126	131,557	107,538	129,714
FHLB advances and other borrowings	640,631	496,436	237,518	40,178	74,349
Subordinated debt	94,134	93,972	54,508	61,859	7,370
Trust preferred debentures	47,794	45,379	37,405	37,057	36,930
Preferred shareholders’ equity	2,781	2,970	-	-	-
Common shareholders’ equity	605,744	446,575	321,770	232,880	219,456
Total shareholders’ equity	608,525	449,545	321,770	232,880	219,456
Tangible common equity (1)	403,695	331,019	265,747	179,357	162,046

Income Statement Data:
Interest income	$223,367	$153,113	$121,249	$117,796	$73,141
Interest expense	43,280	23,451	15,995	12,889	8,543
Net interest income	180,087	129,662	105,254	104,907	64,598
Provision for loan losses	9,430	9,556	5,591	11,127	92
Noninterest income	71,791	59,362	72,057	59,482	20,441
Noninterest expense	191,643	152,997	121,289	117,847	69,480
Income before taxes	50,805	26,471	50,431	35,415	15,467
Provision for income taxes	11,384	10,415	18,889	11,091	4,651
Net income	39,421	16,056	31,542	24,324	10,816
Preferred stock dividends	141	83	-	-	7,601
Net income available to common shareholders	$39,280	$15,973	$31,542	$24,324	$3,215

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Credit Quality Data:
Loans 30-89 days past due	$25,213	$15,405	$10,767	$10,120	$5,744
Loans 30-89 days past due to total loans	0.61%	0.48%	0.46%	0.51%	0.32%
Nonperforming loans (2)	$42,899	$26,760	$31,603	$24,891	$32,172
Nonperforming loans to total loans (2)	1.04%	0.83%	1.36%	1.25%	1.80%
Nonperforming assets (3)	$45,899	$30,894	$34,550	$29,206	$39,542
Nonperforming assets to total assets (3)	0.81%	0.70%	1.07%	1.01%	1.48%
Allowance for loan losses to total loans (2)	0.51%	0.51%	0.64%	0.80%	0.69%
Allowance for loan losses to nonperforming loans (2)	48.73%	61.40%	47.03%	64.23%	38.23%
Net charge-offs to average loans	0.13%	0.28%	0.31%	0.39%	0.94%

Per Share Data (Common Stock):
Earnings:
Basic	$1.69	$0.89	$2.22	$2.03	$0.53
Diluted (4)	1.66	0.87	2.17	2.00	0.53
Dividends declared	0.88	0.80	0.72	0.65	0.59
Book value (5)	25.50	23.35	20.78	19.74	18.72
Tangible book value (1)	17.00	17.31	17.16	15.20	13.82
Market price	22.34	32.48	36.18	N/A	N/A
Weighted average shares outstanding:
Basic	23,130,475	17,781,631	14,130,552	11,902,455	5,945,615
Diluted	23,549,025	18,283,214	14,428,839	12,112,403	6,025,454
Shares outstanding at period end	23,751,798	19,122,049	15,483,499	11,797,404	11,725,158

Performance Metrics:
Return on average assets	0.72%	0.41%	1.03%	0.88%	0.62%
Return on average shareholders’ equity	6.92	4.02	10.95	10.68	6.82
Return on average common shareholders’ equity	6.93	4.02	10.95	10.68	2.83
Return on average tangible common equity (1)	10.40	5.19	13.43	14.14	3.26
Yield on earning assets	4.65	4.43	4.51	4.91	4.74
Cost of average interest bearing liabilities	1.11	0.82	0.72	0.66	0.65
Net interest spread	3.54	3.61	3.79	4.25	4.09
Net interest margin (6)	3.76	3.77	3.92	4.38	4.21
Efficiency ratio (1)	66.08	66.66	68.66	66.20	71.07
Common stock dividend payout ratio (7)	52.07	89.89	32.43	32.02	111.32
Loan to deposit ratio	101.56	103.05	96.49	84.29	83.60
Core deposits/total deposits (8)	92.35	91.69	88.70	88.41	89.56
Net non-core funding dependence ratio (1)	17.89	19.95	15.23	7.12	10.50

Regulatory and Other Capital Ratios - Consolidated:
Tangible common equity to tangible assets (1)	7.43%	7.70%	8.36%	6.33%	6.19%
Tier 1 common capital to risk-weighted assets (9)	8.76	8.45	9.35	6.50	N/A
Tier 1 leverage ratio	8.53	8.63	9.76	7.49	10.48
Tier 1 capital to risk-weighted assets	10.25	10.19	11.27	8.62	8.65
Total capital to risk-weighted assets	12.79	13.26	13.85	11.82	9.59

Regulatory Capital Ratios - Bank Only (10):
Tier 1 common capital to risk-weighted assets (9)	12.27%	11.84%	11.61%	10.39%	N/A
Tier 1 leverage ratio	10.22	10.04	10.05	9.01	8.65%
Tier 1 capital to risk-weighted assets	12.27	11.84	11.61	10.39	10.34
Total capital to risk-weighted assets	12.76	12.32	12.17	11.06	11.18

(1)

Tangible common equity, tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets, efficiency ratio and net non-core funding dependence ratio are non‑GAAP financial measures. See “—Non-GAAP Financial Measures,” below for a reconciliation of these measures to their most comparable GAAP measures.

(2)

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings (“TDR”). Nonperforming loans exclude purchased credit‑impaired loans (“PCI loans”) acquired in our prior acquisitions. PCI loans had carrying values of $43.0 million, $22.5 million, $28.3 million, $38.5 million and $44.2 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively. Furthermore, PCI loans, as well as other loans acquired in a business combination, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Accordingly, our ratios that are computed using nonperforming loans and/or allowance for loan losses may not be comparable to similar ratios of our peers.

(3)

Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets. Nonperforming assets exclude covered other real estate owned related to FDIC‑assisted transactions. As discussed in footnote 2 above, nonperforming loans exclude PCI loans. This ratio may therefore not be comparable to a similar ratio of our peers.

(4)

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and common stock warrants using the treasury stock method and convertible preferred stock and convertible debentures using the if‑converted method. For the year ended December 31, 2014, diluted earnings per share considered, when dilutive, the weighted average shares of common stock issuable upon conversion of our Series C preferred stock, Series D preferred stock, Series E preferred stock and Series F preferred stock then outstanding. During 2014, our Series C, D, E and F preferred stock was converted into shares of common stock. We did not have any preferred stock during 2015 or 2016 or any warrants to acquire preferred stock outstanding during 2015, 2016, 2017 or 2018.

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

(10)

On December 31, 2014, we completed our acquisition of Love Savings Holding Company, which primarily consisted of Heartland Bank and its wholly owned subsidiaries Love Funding and Heartland Business Credit Corporation. For the purpose of comparability with prior periods presented, the “bank only” regulatory capital ratios as of December 31, 2014 represent Midland States Bank ratios only and do not include Heartland Bank. The Tier 1 leverage ratio, Tier 1 capital to risk‑weighted assets ratio and total capital to risk‑weighted assets ratio for Heartland Bank as of December 31, 2014 were 8.76%, 11.77% and 13.03%, respectively.

Non-GAAP Financial Measures

Our management uses the following non-GAAP financial measures in its analysis of our performance: “tangible common equity,” “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “efficiency ratio,” and “net non-core funding dependence ratio.”

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

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Shareholders' Equity to Tangible Common Equity:
Total shareholders' equity—GAAP	$608,525	$449,545	$321,770	$232,880	$219,456
Adjustments:
Preferred equity	(2,781)	(2,970)	-	-	-
Goodwill	(164,673)	(98,624)	(48,836)	(46,519)	(47,946)
Other intangibles	(37,376)	(16,932)	(7,187)	(7,004)	(9,464)
Tangible common equity	$403,695	$331,019	$265,747	$179,357	$162,046

Total Assets to Tangible Assets:
Total assets—GAAP	$5,637,673	$4,412,701	$3,233,723	$2,884,824	$2,676,614
Adjustments:
Goodwill	(164,673)	(98,624)	(48,836)	(46,519)	(47,946)
Other intangibles	(37,376)	(16,932)	(7,187)	(7,004)	(9,464)
Tangible assets	$5,435,624	$4,297,145	$3,177,700	$2,831,301	$2,619,204

Common shares outstanding	23,751,798	19,122,049	15,483,499	11,797,404	11,725,158

Tangible common equity to tangible assets ratio	7.43%	7.70%	8.36%	6.33%	6.19%
Tangible book value per share	$17.00	$17.31	$17.16	$15.20	$13.82

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

	As of and for the Years Ended December 31,
(dollars in thousands)	2018		2017		2016	2015	2014
Net Income	$39,421		$16,056		$31,542	$24,324	$10,816
Less—preferred stock dividends	141		83		-	-	7,601
Net income available to common shareholders	$39,280		$15,973		$31,542	$24,324	$3,215

Average Shareholders' Equity to Average Tangible Common Equity:
Average total shareholders' equity—GAAP	$569,537		$399,061		$288,010	$227,619	$158,562
Adjustments:
Preferred equity	(2,882)		(1,707)		-	-	(45,057)
Goodwill	(151,546)		(76,394)		(46,537)	(47,306)	(7,842)
Other intangibles	(37,507)		(13,437)		(6,575)	(8,249)	(7,117)
Average tangible common equity	$377,602		$307,523		$234,898	$172,064	$98,546
Return on average tangible common equity	10.40%	%	5.19%	%	13.43%	14.14%	3.26%

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

	As of and for the Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Noninterest expense	$191,643	$152,997	$121,289	$117,847	$69,480
Adjustments to noninterest expense:
Foundation contribution	-	-	-	-	(900)
Expense from payoff of subordinated debt	-	-	(511)	-	-
Net expense from FDIC loss share termination agreement	-	-	(351)	-	-
Branch network optimization plan charges	-	(1,952)	(2,099)	-	-
Loss on mortgage servicing rights held for sale	(458)	(4,059)	-	-	-
Integration and acquisition expenses	(24,015)	(17,738)	(2,343)	(6,101)	(6,229)
Adjusted noninterest expense	$167,170	$129,248	$115,985	$111,746	$62,351

Net interest income	$180,087	$129,662	$105,254	$104,907	$64,598
Effect of tax-exempt income	2,095	2,691	2,579	2,741	2,901
Adjusted net interest income	182,182	132,353	107,833	107,648	67,499

Noninterest income	71,791	59,362	72,057	59,482	20,441
Adjustments to noninterest income:
Mortgage servicing rights (recovery) impairment	(450)	2,324	3,135	448	(84)
Gain on sales of investment securities, net	(464)	(222)	(14,702)	(193)	(77)
Other income	(89)	67	608	1,412	(46)
Adjusted noninterest income	70,788	61,531	61,098	61,149	20,234

Adjusted total revenue	$252,970	$193,884	$168,931	$168,797	$87,733

Efficiency Ratio	66.08%	66.66%	68.66%	66.20%	71.07%

Net Non-Core Funding Dependence Ratio.  Management uses the net non-core funding dependence ratio to assess the Company’s ability to fund short-term investments with the use of non-core liabilities rather than long-term assets. The net non-core funding dependence ratio is reviewed by banking and financial institution regulators when assessing a financial institution’s ability to meet its liquidity needs. We believe that this non-GAAP financial measure provides meaningful information to further assist investors in evaluating our operating results. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles the net non-core funding dependence ratio to its most comparable GAAP measure:

	As of and for the Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Short term assets:
Interest bearing bank balances including federal funds	$132,444	$147,478	$146,485	$167,140	$108,890
Federal Home Loan Bank	104	43	413	109	293
Securities < 1 year	61,742	19,242	96,671	27,600	4,060
Short-term investments	$194,290	$166,763	$243,569	$194,849	$113,243

Long term assets:
Total securities	$703,257	$482,047	$343,850	$339,620	$363,827
Less non-marketable equity securities	42,472	34,796	19,485	-	-
Less securities < 1 year	61,741	19,242	96,671	27,600	4,060
Long term securities	599,044	428,009	227,694	312,020	359,767
Total net loan including loans held for sale	4,147,049	3,264,936	2,375,679	1,979,601	1,790,791
Other real estate owned	3,483	5,708	3,560	5,472	9,829
Long term assets	$4,749,576	$3,698,653	$2,606,933	$2,297,093	$2,160,387

Non-core liabilities
CDs & IRAs > $250K	$75,976	$69,873	$52,919	$52,197	$56,296
Repurchase Agreements	124,235	156,126	131,557	43,958	55,861
Other borrowed money	607,609	459,141	237,517	40,000	60,000
Brokered deposits	236,167	219,404	218,720	222,269	167,964
Total non-core liabilities	1,043,987	904,544	640,713	358,424	340,121
Less short-term investments	194,290	166,763	243,569	194,849	113,243
Net non-core funding	$849,697	$737,781	$397,144	$163,575	$226,878

Net non-core funding dependence ratio	17.89%	19.95%	15.23%	7.12%	10.50%

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

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. In addition, multifamily and healthcare facility FHA financing is provided through Love Funding, our non-bank subsidiary.  As of December 31, 2018, we had $5.64 billion in assets, $4.07 billion of deposits and $608.5 million of shareholders’ equity.

Our strategic plan is focused on building a diversified financial services company anchored by a strong community bank. In the past several years, we have grown organically and through a series of acquisitions, with an over‑arching focus on enhancing shareholder value and maintaining a platform for scalability. In June 2017, we completed the acquisition of Centrue and its subsidiary, Centrue Bank, a regional, full-service community bank headquartered in Ottawa, Illinois. At closing, Centrue had 20 bank branches located principally in northern Illinois and total assets of $990.2 million. Most recently, on February 28, 2018, the Company completed the acquisition of Alpine, and its subsidiary, Alpine Bank, a regional, full-service community bank headquartered in Belvidere, Illinois. Alpine had 19 bank branches located principally in and around the Rockford, Illinois area and had total assets of $1.24 billion.

We have five principal business lines: traditional community banking, residential mortgage origination, wealth management, commercial FHA origination and servicing, and commercial equipment financing. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking with a total loan portfolio of $4.12 billion and total deposits of $4.07 billion as of December 31, 2018. Through the Bank, we originated $318.0 million of residential mortgage loans in 2018, which included $242.6 million of loans classified as held for sale. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and has grown to $2.95 billion of assets under administration as of December 31, 2018. Our commercial FHA business, which originates commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, had $314.7 million of originations for the year ended December 31, 2018. Our equipment financing business, which provides custom leasing and financing programs to equipment and software vendors and their customers, had loan and lease originations of $170.4 million in 2018.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; commercial FHA mortgage loan originations, sales and servicing; residential mortgage loan originations and sales; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Primary Factors Affecting Comparability

Each factor listed below materially affects the comparability of our results of operations and financial condition in 2018, 2017 and 2016, and may affect the comparability of financial information we report in future fiscal periods.

Recent Acquisitions.  We have completed several acquisitions in recent years, but the results and other financial data of these acquired operations are not included in our financial results for the periods prior to their respective acquisition dates. Therefore, the financial data for these prior periods is not comparable in all respects and is not necessarily indicative of our future results. The following table summarizes our pending and completed acquisitions since December 31, 2015:

Date	Target	Type	Description and Highlights
February 28, 2018	Alpine Bancorporation, Inc. Belvidere, IL	Holding company acquisition

•Acquisition of $1.24 billion community bank holding company, which significantly enhanced our presence in Rockford, Illinois through the addition of 19 bank branches, most of which are located in and around Rockford, Illinois.

•Acquisition included Alpine Trust and Investment Group, which had $1.0 billion in assets under administration.

June 9, 2017	Centrue Financial Corporation Ottawa, IL	Holding company acquisition	•Significantly enhanced our presence in northern Illinois through the addition of 20 bank branches, most of which were located in northern Illinois.
March 28, 2017	CedarPoint Investment Advisors, Inc. Delafield, WI	Acquisition of business line	•Acquisition of SEC registered investment advisory firm with approximately $180.0 million in assets under administration.
November 10, 2016	Trust Department of Sterling National Bank Yonkers, NY	Acquisition of business line	•Acquisition of litigation settlement trust business with approximately $400.0 million in trust assets under administration.

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

In May 2017, we entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The term loan matures on May 25, 2020 and carries a variable rate of interest equal to one-month LIBOR plus 2.25%. The revolving line of credit matures on May 23, 2019.

PCI Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the Non-Purchased Credit

Impaired (“Non-PCI”) loans included in our acquisitions. Our reported net interest margins were 3.76%, 3.77% and 3.92% for 2018, 2017 and 2016, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $13.4 million, $9.7 million and $11.7 million in 2018, 2017 and 2016, respectively, increasing the reported margins by 24, 25 and 38 basis points for each respective period.

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

During the second quarter of 2018, the Company transferred the remaining $3.6 million of residential MSR to MSR held for sale. A loss of $0.5 million was recognized on MSR held for sale during 2018.

There were no impairment charges on our residential mortgage servicing rights in 2018 compared to $0.8 million in 2017 and $1.4 million in 2016. For our commercial FHA mortgage servicing rights in 2018, we recognized $0.5 million in recoveries of previously recorded impairment charges compared to impairment charges of $1.5 million and $1.7 million recognized in 2017 and 2016.

Sale of Previously Covered Non-Agency Mortgage-Backed Securities – In October 2016, we sold previously covered non-agency mortgage-backed securities (“CMOs”) with a carrying value of $72.1 million. These securities were covered under the loss-sharing agreement we entered into with the FDIC in connection with our 2009 acquisition of Strategic Capital Bank. This agreement was terminated on October 3, 2016. As a result of the sale, we recognized a gain totaling $14.3 million in the fourth quarter of 2016.

Branch Network Optimization Plan – In November 2016, we announced a branch network optimization plan that led to the closure of seven banking offices in the first quarter of 2017. As a result of this plan, we recorded $1.9 million of asset impairment in 2016 on these banking facilities. In 2017, the Company announced the closure of six additional banking facilities as a result of the Centrue acquisition. Consequently, we recorded $2.0 million of asset impairment in 2017 on these banking facilities. There was no impairment recorded in 2018. We had $1.7 million and $3.4 million of branch-related assets classified in other assets as held for sale at December 31, 2018 and 2017, respectively.

Material Trends and Developments

Economic and Interest Rate Environment.  The results of our operations are highly dependent on economic conditions and market interest rates. Over the past several years, economic conditions in the U.S. and our primary market areas have improved. Economic growth has been modest, the real estate market continues to improve and unemployment rates in the U.S. and our primary markets have significantly fallen. In December 2015, the Federal Reserve raised short‑term interest rates for the first time in nine years with a 25 basis point increase. Since then, the Federal Reserve has raised short-term interest rates an additional 25 basis points a total of eight times – once in 2016, three times in 2017 and four times in 2018.

Capital Raising Initiatives.  One component of our initiative driven strategic plan is to pursue accretive acquisitions. We have been able to implement our acquisition strategy due to several significant capital raising transactions. These transactions are described above in the section under “Primary Factors Affecting Comparability—Capital Raising Transactions.” These capital raising transactions have also support our organic growth strategies.

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

Credit Reserves.  One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against probable losses in our loan portfolio. In 2018, our provision for loan losses was $9.4 million compared to $9.6 million in 2017 and $5.6 million in 2016.

As noted above, we record PCI loans at estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. As a result of adding $786.2 million of loans from the Alpine acquisition and $679.6 million of loans from the Centrue acquisition (which included PCI loans of $35.0 million and $11.4 million, respectively), combined with net loan charge‑offs of $5.0 million and $8.0 million during 2018 and 2017, respectively, our allowance for loan losses as a percentage of total loans declined to 0.51% and 0.51% at December 31, 2018 and 2017, respectively, from 0.64% at December 31, 2016.

Regulatory Environment.  As a result of regulatory changes, including the Dodd‑Frank Act and the Basel III Rule, we expect to be subject to more restrictive capital requirements, more stringent asset concentration and growth limitations and new and potentially heightened examination and reporting requirements. We also expect to face a more challenging environment for customer loan demand due to the increased costs that could be ultimately borne by borrowers, and to incur higher costs to comply with these new regulations. This uncertain regulatory environment could have a detrimental impact on our ability to manage our business consistent with historical practices and cause difficulty in executing our growth plan. See “Item 1A. Risk Factors—Risks Related to Our Business” and “Item 1. Business—Supervision and Regulation.”

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2018, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2018			2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold & cash investments	$168,902	$3,176	1.88%	$183,263	$1,965	1.07%	$187,667	$948	0.50%
Investment securities:
Taxable investment securities	503,375	13,894	2.76	298,771	6,763	2.26	219,549	9,294	4.23
Investment securities exempt from federal income tax (1)	160,997	5,764	3.58	108,487	5,756	5.31	100,128	5,591	5.58
Total securities	664,372	19,658	2.96	407,258	12,519	3.07	319,677	14,885	4.62
Loans:
Loans (2)	3,832,357	194,688	5.08	2,795,615	135,898	4.86	2,103,319	102,211	4.86
Loans exempt from federal income tax (1)	96,717	4,211	4.35	45,989	1,931	4.20	40,468	1,777	4.39
Total loans	3,929,074	198,899	5.06	2,841,604	137,829	4.85	2,143,787	103,988	4.85
Loans held for sale	43,235	1,749	4.05	55,555	2,297	4.13	79,120	3,320	4.20
Nonmarketable equity securities	39,839	1,980	4.97	26,855	1,194	4.45	17,395	687	3.95
Total earning assets	4,845,422	225,462	4.65	3,514,535	155,804	4.43	2,747,646	123,828	4.51
Noninterest-earning assets	610,401			426,737			327,488
Total assets	$5,455,823			$3,941,272			$3,075,134
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,794,407	$9,699	0.54%	$1,305,551	$3,984	0.31%	$1,020,311	$1,880	0.18%
Savings deposits	426,525	749	0.18	234,143	359	0.15	163,392	245	0.15
Time deposits	624,113	7,664	1.23	458,257	4,099	0.89	430,144	3,847	0.89
Brokered deposits	188,993	3,942	2.09	247,819	3,690	1.49	215,865	2,964	1.37
Total interest-bearing deposits	3,034,038	22,054	0.73	2,245,770	12,132	0.54	1,829,712	8,936	0.49
Short-term borrowings	138,135	698	0.51	163,461	379	0.23	130,230	303	0.23
FHLB advances and other borrowings	579,624	11,347	1.96	362,320	4,594	1.27	158,609	1,057	0.67
Subordinated debt	94,055	6,056	6.44	63,186	4,054	6.42	58,110	3,858	6.64
Trust preferred debentures	47,551	3,125	6.57	41,798	2,292	5.48	37,225	1,841	4.95
Total interest-bearing liabilities	3,893,403	43,280	1.11	2,876,535	23,451	0.82	2,213,886	15,995	0.72
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	947,328			620,559			536,965
Other noninterest-bearing liabilities	45,555			45,117			36,273
Total noninterest-bearing liabilities	992,883			665,676			573,238
Shareholders’ equity	569,537			399,061			288,010
Total liabilities and shareholders’ equity	$5,455,823			$3,941,272			$3,075,134
Net interest income / net interest margin (3)		$182,182	3.76%		$132,353	3.77%		$107,833	3.92%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a statutory federal income tax rate of 21% for 2018 and 35% for 2017 and 2016. Tax-equivalent adjustments totaled $2.1 million, $2.7 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared with Year Ended			Compared with Year Ended
	December 31, 2017			December 31, 2016
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold & cash investments	$(212)	$1,423	$1,211	$(35)	$1,052	$1,017
Investment securities:
Taxable investment securities	5,139	1,992	7,131	2,574	(5,105)	(2,531)
Investment securities exempt from federal income tax	2,333	(2,325)	8	455	(290)	165
Total securities	7,472	(333)	7,139	3,029	(5,395)	(2,366)
Loans:
Loans	51,532	7,258	58,790	33,648	39	33,687
Loans exempt from federal income tax	2,170	110	2,280	237	(83)	154
Total loans	53,702	7,368	61,070	33,885	(44)	33,841
Loans held for sale	(504)	(44)	(548)	(982)	(41)	(1,023)
Nonmarketable equity securities	611	175	786	397	110	507
Total earning assets	$61,069	$8,589	$69,658	$36,294	$(4,318)	$31,976
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,067	$3,648	$5,715	$698	$1,406	$2,104
Savings deposits	316	74	390	107	7	114
Time deposits	1,760	1,805	3,565	252	—	252
Time, brokered deposits	(1,051)	1,303	252	457	269	726
Total interest-bearing deposits	3,092	6,830	9,922	1,514	1,682	3,196
Short-term borrowings	(93)	412	319	77	(1)	76
FHLB advances and other borrowings	3,505	3,248	6,753	1,970	1,567	3,537
Subordinated debt	1,984	18	2,002	331	(135)	196
Trust preferred debentures	233	600	833	239	212	451
Total interest-bearing liabilities	$8,721	$11,108	$19,829	$4,131	$3,325	$7,456
Net interest income	$52,348	$(2,519)	$49,829	$32,163	$(7,643)	$24,520

Results of Operations – Comparison of Results of Operations for the Years Ended December 31, 2018 to December 31, 2017

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The net interest margin is calculated as net interest income divided by average interest-earning assets and is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming a 21% tax rate in 2018 and a 35% tax rate in 2017.

The $49.8 million, or 37.6%, increase in net interest income on a tax-equivalent basis was mainly due to a $69.7 million increase in interest income on a tax-equivalent basis, offset in part by a $19.8 million increase in interest expense. The increase in interest income was primarily due to the addition of loans from the Alpine acquisition. The increase in interest expense resulted in part from adding interest-bearing deposits, FHLB advances and trust preferred debentures from Alpine. Interest expense was also impacted by higher market interest rates and increased usage of FHLB advances as a funding source.

Interest Income.  The $61.1 million, or 44.3%, increase on interest income on loans (on a tax-equivalent basis) for 2018 was primarily due to a 38.3% increase in the average balance of loans outstanding combined with a 21 basis point increase in the average yield. The increase in the average balance was primarily driven by the addition of loans from the Alpine and Centrue acquisitions combined with 3.9% of organic loan growth. The increase in the average yield was mainly due to a $3.7 million increase in accretion income on loans and the impact of higher market interest rates.

The reported yield on total loans was 5.06% and 4.85% for 2018 and 2017, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $13.4 million and $9.7 million for 2018 and 2017, respectively, increasing the reported yields by 28 and 30 basis points for each respective period.

Interest income on our investment securities portfolio on a tax-equivalent basis increased $7.1 million, or 57.0%, for the year ended December 31, 2018. This increase was primarily due to the impact of investment securities added from the Alpine and Centrue acquisitions.

Interest income on short-term cash investments increased to $3.2 million in 2018 compared to $2.0 million in 2017.  This increase was primarily due to an increase in short-term interest rates.

Interest Expense.  Interest expense on interest‑bearing liabilities increased $19.8 million, or 84.6%, to $43.3 million in 2018 as compared to $23.5 million in 2017 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $22.1 million in 2018 compared to $12.1 million in 2017. The $9.9 million, or 81.8%, increase was primarily due to the average balance of deposits increasing 35.1% combined with a 19 basis point increase in the average rate paid. The increase in the average balance of deposits primarily reflected the addition of interest-bearing deposits from the Alpine and Centrue acquisitions. The increase in the average rate paid was primarily due to the impact of higher market interest rates.

Interest expense on borrowings increased $9.9 million, or 87.5%, to $21.2 million in 2018 as compared to $11.3 million in 2017. This increase was primarily due to expanded usage of FHLB advances as a short- and long-term funding source, the addition of $18.1 million of FHLB advances assumed from Alpine, the issuance of $40.0 million of subordinated debt in October 2017 to assist with funding the acquisition of Alpine, and the impact of higher market interest rates on new FHLB advances and our variable rate trust preferred debentures. Interest expense on borrowings was also impacted by the full effect of FHLB advances, trust preferred debentures and a term loan assumed as a result of the Centrue acquisition.

Provision for Loan Losses.  The provision for loan losses totaled $9.4 million in 2018 compared to $9.6 million in 2017. The provision in 2018 resulted primarily from specific reserves established on several commercial loans that were classified as nonaccrual during 2018 coupled with growth of our loan portfolio and the resultant increase in required reserves.

Noninterest Income.  The following table sets forth the major components of our noninterest income for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest income:
Commercial FHA revenue	$10,980	$17,752	$(6,772)
Residential mortgage banking revenue	5,729	9,119	(3,390)
Wealth management revenue	20,513	13,340	7,173
Service charges on deposit accounts	10,440	5,975	4,465
Interchange revenue	10,674	5,353	5,321
Gain on sales of investment securities, net	464	222	242
Gain on sales of other real estate owned	544	145	399
Other income	12,447	7,456	4,991
Total noninterest income	$71,791	$59,362	$12,429

Commercial FHA revenue. The decrease of $6.8 million in commercial FHA revenue resulted primarily from interest rate lock commitments declining from $579.6 million during 2017 to $236.6 million in 2018.

Residential mortgage banking revenue. Our residential mortgage banking revenue reflected declines in closed production and interest rate lock commitments that were due in part to a smaller loan production team.

Wealth management revenue. Noninterest income from our wealth management business increased primarily due to $1.0 billion of assets under administration added from the acquisition of Alpine in the first quarter of 2018.  The remaining increase in wealth management revenue reflected the impact of organic growth and a full year’s effect of the assets added from the CedarPoint acquisition that closed late in the first quarter of 2017.

Service charges on deposit accounts. Noninterest income from service charges on deposit accounts was primarily due to the addition of transactional deposit accounts added from the Centrue and Alpine acquisitions.

Interchange revenue. Noninterest income from interchange revenue increased primarily due to an increased level of debit card activity related to the Centrue and Alpine acquisitions.

Other noninterest income. The increase in other noninterest income reflected increases in miscellaneous fees, bank-owned life insurance (“BOLI”) and merchant services revenue related directly to the impact of the Alpine and Centrue acquisitions. Other income also included $1.7 million of revenue related to a gain on proceeds from our BOLI program, recoveries of losses recorded on loans prior to the date of the Alpine acquisition and increases in bridge loan fees at Love Funding.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2018	2017	(decrease)
Noninterest expense:
Salaries and employee benefits	$97,410	$78,712	$18,698
Occupancy and equipment	18,914	14,659	4,255
Data processing	26,062	15,171	10,891
FDIC insurance	2,209	1,806	403
Professional	12,782	14,359	(1,577)
Marketing	4,757	3,290	1,467
Communications	4,405	2,473	1,932
Loan expense	2,033	1,954	79
Other real estate owned	524	800	(276)
Amortization of intangible assets	6,956	3,325	3,631
Loss on mortgage servicing rights held for sale	458	4,059	(3,601)
Other expense	15,133	12,389	2,744
Total noninterest expense	$191,643	$152,997	$38,646

Salaries and employee benefits. Salaries and employee benefits expense increased due to $11.3 million of change in control payments, severance costs and other benefit-related expenses related to the Alpine acquisition. Salaries and employee benefits expense was also impacted by an increase in the number of full-time equivalent employees attributable to the Centrue and Alpine acquisitions.

Occupancy and equipment. Occupancy and equipment increased $4.3 million primarily due to deprecation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with branch and office facilities added from the Centrue and Alpine acquisitions.

Data Processing. The increase in data processing expense primarily resulted from the increased processing activity associated with the addition of Centrue and Alpine. Included in data processing was $24.1 million of integration and acquisition expenses in 2018 associated primarily with Alpine.

Professional. Professional fees decreased $1.6 million primarily due to a decrease in professional fees associated with the acquisition of Alpine as compared to the professional fees associated with the acquisition of Centrue in 2017.

Marketing. The increase in marketing expense reflected the impact of increased advertising and public relations expense centered on the promotion of our acquisition and integration of Alpine.

Communications. The increase in communications expense was mainly due to costs related to the Centrue and Alpine acquisitions.

Amortization of intangible assets. The increase in amortization of intangible assets expense was primarily due to amortization recorded on $32.2 million of core deposit intangible established in conjunction with the Alpine and Centrue acquisitions and $6.3 million in a customer relationship intangible established in conjunction with the Alpine acquisition.

Loss on mortgage servicing rights held for sale. In 2018, $3.6 million of residential MSR was transferred to held for sale. A total loss of $0.5 million was identified on MSR held for sale as compared to $14.2 million of residential MSR transferred to held for sale and a loss of $4.1 million recognized in 2017.

Other noninterest expense. The increase in other noninterest expense was primarily due to the Centrue and Alpine acquisitions and increases in costs associated with supplies, insurance, travel, meals, postage, and training.

Income Tax Expense. Income tax expense was $11.4 million in 2018 compared to $10.4 million in 2017. Effective tax rates for 2018 and 2017 were 22.4% and 39.3%, respectively. The maximum federal corporate income tax rate decreased from 35% to 21% beginning January 1, 2018. Our effective tax rate in 2017 was negatively impacted by the Company recording additional income tax expense of $4.5 million for the revaluation of net deferred tax assets to account for reduced corporate tax rates starting in 2018.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2017 to December 31, 2016

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

Interest income on our investment securities portfolio on a tax-equivalent basis decreased $2.4 million, or 15.9%, to $12.5 million in 2017 compared to $14.9 million in 2016. This decrease was mainly attributable to a decline in the average yield on investment securities of 155 basis points, offset in part by an increase in the average balance of investment securities of 27.4%. The decrease in the average yield resulted primarily from the impact of selling in the fourth quarter of 2016. $72.1 million of previously covered mortgage-backed securities CMOs that were yielding approximately 13.0% (see “Primary Factors Affecting Comparability – Sale of Previously Covered Non-Agency Mortgage-Backed Securities” above), coupled with lower yields being earned on Centrue’s investment portfolio.  The increase in the average balance was primarily due to the addition of $149.0 million of investment securities from Centrue.

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

Other‑than‑temporary impairment on investment securities.  During the first quarter of 2016, we recognized other-than-temporary impairment (“OTTI”) losses of $0.8 million due to changes in expected cash flows on three previously covered CMOs. Early in the fourth quarter of 2016, all previously covered CMOs totaling $72.1 million were sold. We recorded no OTTI losses in 2017.

Other income.  Other income totaled $7.5 million in 2017 compared to $8.6 million in 2016. During 2016, we recognized a $0.7 million gain on proceeds of death benefits due to the passing of an employee covered by BOLI. Additionally, other noninterest income in 2016 was favorably impacted by the reversal of a $0.4 million contingent consideration accrual associated with the Heartland Bank acquisition that closed in December 2014. The Company concluded during the second quarter of 2016 that Love Funding would not reach the level of net income for the two-year period ending December 31, 2016 that would trigger a contingent consideration payment.

Noninterest Expense. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$78,712	$66,293	$12,419
Occupancy and equipment	14,659	13,080	1,579
Data processing	15,171	10,658	4,513
FDIC insurance	1,806	1,707	99
Professional	14,359	8,049	6,310
Marketing	3,290	2,733	557
Communications	2,473	2,150	323
Loan expense	1,954	1,957	(3)
Other real estate owned	800	935	(135)
Amortization of intangible assets	3,325	2,147	1,178
Loss on mortgage servicing rights held for sale	4,059	—	4,059
Other	12,389	11,580	809
Total noninterest expense	$152,997	$121,289	$31,708

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

Professional.    Professional fees increased $6.3 million, or 78.4%, to $14.4 million in 2017.  This increase resulted primarily from acquisition-related expenses associated with the Centrue acquisition coupled with professional fees incurred on various technology and other integration projects.

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

Other expense.  Other expense totaled $12.4 million in 2017 compared to $11.6 million in 2016. This increase was primarily attributable to the Centrue acquisition and increases in costs associated with supplies, insurance, travel, meals, postage, and training. Included in other noninterest expense for 2017 was $2.0 million of asset impairment on banking facilities that were closed during 2017.

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

Financial Condition

Assets. Total assets increased $1.22 billion to $5.64 billion at December 31, 2018 as compared to December 31, 2017.  This increase primarily reflected the addition of $1.24 billion of assets from the Alpine acquisition.

Loans.  The loan portfolio is the largest category of our assets. At December 31, 2018, total loans, net of allowance for loan losses, were $4.12 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2018, 2017, 2016, 2015 and 2014:

	As of December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Book Value	%	Book Value	%	Book Value	%	Book Value	%	Book Value	%
Loans:
Commercial	$810,884	19.6%	$555,930	17.2%	$457,827	19.7%	$499,573	25.0%	$467,349	26.0%
Commercial real estate	1,639,155	39.6	1,440,011	44.6	969,615	41.8	876,784	43.9	786,665	43.7
Construction and land development	232,229	5.6	200,587	6.2	177,325	7.7	150,266	7.6	136,985	7.6
Total commercial loans	2,682,268		2,196,528		1,604,767		1,526,623		1,390,999
Residential real estate	578,048	14.0	453,552	14.1	253,713	10.9	163,224	8.2	172,075	9.6
Consumer	613,184	14.8	371,455	11.5	270,017	11.6	161,512	8.1	120,434	6.7
Lease financing	264,051	6.4	205,143	6.4	191,479	8.3	144,230	7.2	114,507	6.4
Total loans, gross	4,137,551		3,226,678		2,319,976		1,995,589		1,798,015
Allowance for loan losses	(20,903)	0.5	(16,431)	0.5	(14,862)	0.6	(15,988)	0.8	(12,300)	0.7
Total loans, net	$4,116,648		$3,210,247		$2,305,114		$1,979,601		$1,785,715
Covered loans	$—	—	$—	—	$—	—	$3,629	0.2	$6,849	0.4
PCI loans	42,975	1.0	22,461	0.7	28,256	1.2	38,477	1.9	44,201	2.5

Total loans increased $910.9 million to $4.12 billion at December 31, 2018 as compared to December 31, 2017. The increase in loans was primarily due to $786.2 million of loans added from the Alpine acquisition. The remaining increase primarily resulted from organic growth of our equipment financing business and consumer loans. The $20.5 million increase in PCI loans at December 31, 2018 compared to December 31, 2017 reflected the addition of $35.0 million of PCI loans from the Alpine acquisition, partially offset by loan payoffs and repayments.

Outstanding loan balances increased due to new loan originations, advances on outstanding commitments and loans acquired as a result of acquisitions of other financial institutions, net of amounts received for loan payments and payoffs, charge‑offs of loans and transfers of loans to other real estate owned. The following table shows the fair values of those loans acquired at acquisition date and the net growth for the periods presented.

	For the Year Ended December 31,
	2018		2017		2016
		Net		Net		Net
		Growth		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$198,866	$56,088	$104,812	$(6,709)	$—	$(41,746)
Commercial real estate	347,360	(148,216)	484,772	(14,376)	—	92,831
Construction and land development	44,856	(13,214)	28,458	(5,196)	—	27,059
Total commercial loans	591,082	(105,342)	618,042	(26,281)	—	78,144
Residential real estate	120,645	3,851	58,857	140,982	—	90,489
Consumer	74,459	167,270	3,047	98,391	—	108,505
Lease financing	—	58,908	—	13,664	—	47,249
Total loans	$786,186	$124,687	$679,946	$226,756	$—	$324,387

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

Lease financing.  Our equipment leasing business provides financing leases to varying types of businesses, nationwide, for purchases of business equipment and software. The financing is secured by a first priority interest in the financed asset and generally requires monthly payments.

	December 31, 2018			December 31, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$806,027	$4,857	$810,884	$553,257	$2,673	$555,930	$454,310	$3,517	$457,827
Commercial real estate	1,619,903	19,252	1,639,155	1,427,076	12,935	1,440,011	963,895	5,720	969,615
Construction and land development	223,898	8,331	232,229	199,853	734	200,587	165,175	12,150	177,325
Total commercial loans	2,649,828	32,440	2,682,268	2,180,186	16,342	2,196,528	1,583,380	21,387	1,604,767
Residential real estate	569,289	8,759	578,048	447,602	5,950	453,552	247,156	6,557	253,713
Consumer	611,408	1,776	613,184	371,286	169	371,455	269,705	312	270,017
Lease financing	264,051	—	264,051	205,143	—	205,143	191,479	—	191,479
Total loans, gross	4,094,576	42,975	4,137,551	3,204,217	22,461	3,226,678	2,291,720	28,256	2,319,976
Allowance for loan losses	(19,335)	(1,568)	(20,903)	(14,902)	(1,529)	(16,431)	(13,744)	(1,118)	(14,862)
Total loans, net	$4,075,241	$41,407	$4,116,648	$3,189,315	$20,932	$3,210,247	$2,277,976	$27,138	$2,305,114

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2018:

	December 31, 2018
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$47,364	$293,120	$241,301	$73,890	$115,264	$39,945	$810,884
Commercial real estate	198,350	86,106	820,690	204,596	62,162	267,251	1,639,155
Construction and land development	15,362	67,322	46,679	98,498	237	4,131	232,229
Total commercial loans	261,076	446,548	1,108,670	376,984	177,663	311,327	2,682,268
Residential real estate	4,382	9,372	25,069	43,276	198,995	296,954	578,048
Consumer	3,649	2,593	585,536	20,161	1,207	38	613,184
Lease financing	7,816	—	237,060	—	19,175	—	264,051
Total loans	$276,923	$458,513	$1,956,335	$440,421	$397,040	$608,319	$4,137,551

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

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At December 31, 2018 and 2017, we had PCI loans totaling $43.0 million and $22.5 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $56.9 million and $32.8 million as of December 31, 2018 and 2017, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$5,732	$9,035	$10,526
New loans purchased – Alpine acquisition	6,095	—	—
New loans purchased – Centrue acquisition	—	1,929	—
Accretion	(6,092)	(5,546)	(8,579)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	2,682	120	915
Reclassification from non-accretable	3,823	194	6,173
Balance, end of period	$12,240	$5,732	$9,035

As of December 31, 2018, the balance of accretable discounts on our PCI loan portfolio was $12.2 million compared to $5.7 million at December 31, 2017. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	As of December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)	Book Value	% (1)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$9,524	1.17%	$5,256	0.95%	$5,920	1.29%	$6,917	1.38%	$2,284	0.49%
Commercial real estate	4,723	0.29	5,044	0.35	3,225	0.33	5,179	0.59	6,925	0.88
Construction and land development	372	0.16	518	0.26	345	0.19	435	0.29	486	0.35
Total commercial loans	14,619	0.55	10,818	0.49	9,490	0.59	12,531	0.82	9,695	0.70
Residential real estate	2,041	0.35	2,750	0.61	2,929	1.15	2,120	1.30	2,038	1.18
Consumer	2,154	0.35	1,344	0.36	930	0.34	749	0.46	567	0.47
Lease financing	2,089	0.79	1,519	0.74	1,513	0.79	588	0.41	—	0.00
Total allowance for loan losses	$20,903	0.51	$16,431	0.51	$14,862	0.64	$15,988	0.80	$12,300	0.69

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $20.9 million at December 31, 2018 compared to $16.4 million at December 31, 2017. The $4.5 million increase in the allowance was mainly attributable to a $4.2 million increase in specific reserves related primarily to commercial loans that were classified as nonaccrual during 2018.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.13% and 0.28% for 2018 and 2017, respectively.

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

Allowance for PCI loans.  PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non‑accretable difference. When the pool’s non‑accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of December 31, 2018, 2017 and 2016:

	December 31, 2018			December 31, 2017			December 31, 2016
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$9,419	$105	$9,524	$4,756	$500	$5,256	$5,421	$499	$5,920
Commercial real estate	3,879	844	4,723	4,708	336	5,044	2,993	232	3,225
Construction and land development	372	—	372	514	4	518	345	—	345
Total commercial loans	13,670	949	14,619	9,978	840	10,818	8,759	731	9,490
Residential real estate	1,605	436	2,041	2,210	540	2,750	2,572	357	2,929
Consumer	1,971	183	2,154	1,195	149	1,344	900	30	930
Lease financing	2,089	—	2,089	1,519	—	1,519	1,513	—	1,513
Total allowance for loan losses	$19,335	$1,568	$20,903	$14,902	$1,529	$16,431	$13,744	$1,118	$14,862

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the years indicated:

	As of and for the Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of period	$16,431	$14,862	$15,988	$12,300	$23,672
Charge-offs:
Commercial	1,236	737	4,252	7,742	153
Commercial real estate	492	6,552	1,177	379	11,120
Construction and land development	—	—	1	171	62
Residential real estate	361	698	966	742	569
Consumer	1,876	794	301	334	192
Lease financing	3,024	1,041	1,039	289	—
Total charge-offs	6,989	9,822	7,736	9,657	12,096
Recoveries:
Commercial	563	191	263	1,221	68
Commercial real estate	378	492	264	634	374
Construction and land development	81	63	94	34	12
Residential real estate	169	518	174	161	100
Consumer	530	254	100	111	78
Lease financing	310	317	124	57	—
Total recoveries	2,031	1,835	1,019	2,218	632
Net charge-offs	4,958	7,987	6,717	7,439	11,464
Provision for loan losses	9,430	9,556	5,591	11,127	92
Balance, end of period	$20,903	$16,431	$14,862	$15,988	$12,300
Gross loans, end of period	$4,137,551	$3,226,678	$2,319,976	$1,995,589	$1,798,015
Average total loans	$3,929,074	$2,841,604	$2,143,787	$1,901,516	$1,218,141
Net charge-offs to average loans	0.13%	0.28%	0.31%	0.39%	0.94%
Allowance to total loans	0.51%	0.51%	0.64%	0.80%	0.69%

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

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Impaired loans:
Commercial	$8,928	$4,103	$6,548	$6,570	$14,303
Commercial real estate	23,868	13,997	18,398	13,717	14,186
Construction and land development	1,307	843	84	—	127
Residential real estate	7,270	6,184	5,029	4,155	3,272
Consumer	569	287	213	51	48
Lease financing	957	1,346	1,331	398	236
Total impaired loans	42,899	26,760	31,603	24,891	32,172
Other real estate owned, non-covered/non-guaranteed	3,000	4,134	2,947	4,315	7,370
Nonperforming assets	$45,899	$30,894	$34,550	$29,206	$39,542
Impaired loans to total loans	1.04%	0.83%	1.36%	1.25%	1.80%
Nonperforming assets to total assets	0.81%	0.70%	1.07%	1.01%	1.48%

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2018, 2017 and 2016 while they were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $1.8 million, $0.9 million and $0.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million, $0.1 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
December 31, 2018	$34,857	$12,956	$14,934	$45,263	$3,448	$—	$111,458
December 31, 2017	12,588	$27,419	$12,260	$14,770	$—	$—	$67,037
December 31, 2016	10,930	12,037	8,735	11,039	—	450	43,191
December 31, 2015	15,884	3,370	23,679	8,103	540	—	51,576
December 31, 2014	2,233	2,266	9,281	13,134	451	—	27,365

(1)	Includes only those 8‑rated loans that are not included in nonperforming loans.

Investment Securities.    Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at December 31, 2018, 2017 and 2016. The book value for investment securities classified as available for sale is equal to fair market value and the book value for investment securities classified as held to maturity is equal to amortized cost.

	December 31,
	2018		2017		2016
	Book	% of	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total	Value	Total
Investment securities, available for sale, at fair value
U.S. Treasury securities	$24,650	3.7%	$27,718	6.1%	$75,901	23.3%
Government sponsored entity debt securities	75,684	11.5	25,211	5.6	7,688	2.4
Agency mortgage-backed securities	326,305	49.4	232,387	51.6	90,071	27.7
Equity securities	—	—	2,830	0.6	—	—
State and municipal securities	159,262	24.1	102,567	22.8	25,274	7.8
Corporate securities	71,550	10.8	59,812	13.3	47,405	14.6
Total investment securities, available for sale, at fair value	657,451	99.5	450,525	100.0	246,339	75.8
Investment securities, held to maturity, at amortized cost
State and municipal securities	—	—	—	—	78,672	24.2
Equity securities	3,334	0.5	—	—	—	—
Total investment securities	$660,785	100%	$450,525	100.0%	$325,011	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2018. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31, 2018
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$5,012	0.7%	2.4%
Maturing in one to five years	19,638	3.0	1.5
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	—	0.0	0.0
Total U.S. Treasury securities	$24,650	3.7%	1.7%

Government sponsored entity debt securities:
Maturing within one year	$14,935	2.3%	2.3%
Maturing in one to five years	47,859	7.2	2.4
Maturing in five to ten years	12,453	1.9	2.6
Maturing after ten years	437	0.1	2.6
Total government sponsored entity debt securities	$75,684	11.5%	2.4%

Agency mortgage-backed securities:
Maturing within one year	$12,081	1.8%	2.6%
Maturing in one to five years	268,660	40.7	2.9
Maturing in five to ten years	40,025	6.1	2.9
Maturing after ten years	5,539	0.8	3.0
Total agency mortgage-backed securities	$326,305	49.4%	2.9%

State and municipal securities (1):
Maturing within one year	$17,135	2.6%	3.5%
Maturing in one to five years	47,151	7.1	3.7
Maturing in five to ten years	64,845	9.8	3.3
Maturing after ten years	30,131	4.6	3.4
Total state and municipal securities	$159,262	24.1%	3.4%

Corporate securities:
Maturing within one year	$2,005	0.3%	4.0%
Maturing in one to five years	7,905	1.2	3.7
Maturing in five to ten years	61,640	9.3	5.2
Maturing after ten years	—	0.0	0.0
Total corporate securities	$71,550	10.8%	5.0%
Total investment securities, available for sale	$657,451	99.5%	3.1%

Equity securities:
No stated maturity	$3,334	0.5%	2.4%
Total investment securities and equity securities	$660,785	100.0%	3.1%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal statutory income tax rate of 21%.

The table below presents the credit ratings at December 31, 2018 at fair value for our investment securities classified as available for sale.

	December 31, 2018
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$25,018	$24,650	$—	$24,650	$—	$—	$—	$—
Government sponsored entity debt securities	76,554	75,684	—	75,684	—	—	—	—
Agency mortgage-backed securities	329,690	326,305	6,787	319,518	—	—	—	—
State and municipal securities	156,795	159,262	29,955	100,777	10,458	5,904	491	11,677
Corporate securities	72,302	71,550	—	—	22,894	42,621	2,084	3,951
Total investment securities, available for sale	$660,359	$657,451	$36,742	$520,629	$33,352	$48,525	$2,575	$15,628

Goodwill and Other Intangible Assets.  Goodwill was $164.7 million at December 31, 2018 compared to $98.6 million at December 31, 2017. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $66.1 million increase in 2018 resulted from goodwill associated with the Alpine acquisition.

Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $37.4 million and $16.9 million at December 31, 2018 and 2017, respectively. The increase in other intangibles primarily reflected the impact of a $21.1 million core deposit intangible and $6.3 million customer relationship intangible associated with the Alpine acquisition offset in part by amortization expense of $17.0 million.

Liabilities.  Total liabilities increased $1.07 billion to $5.03 billion at December 31, 2018 due primarily to the Alpine acquisition.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits
Noninterest-bearing demand	$947,328	—	$620,559	—	$536,965	—
Interest-bearing:
Checking	981,768	0.36%	772,478	0.20%	637,531	0.13%
Money market	812,639	0.76	533,073	0.46	382,780	0.27
Savings	426,526	0.18	234,143	0.15	163,392	0.15
Time, less than $250,000	545,295	1.21	398,076	0.87	378,158	0.90
Time, $250,000 and over	78,817	1.39	60,181	1.04	51,986	0.87
Time, brokered	188,993	2.09	247,819	1.49	215,865	1.37
Total interest-bearing	3,034,038	0.73%	2,245,770	0.54%	1,829,712	0.49%
Total deposits	$3,981,366	0.55%	$2,866,329	0.42%	$2,366,677	0.38%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of December 31, 2018:

	December 31, 2018
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$15,082	$23,935	$14,097	$22,861	$75,975
Time, brokered	55,133	52,856	39,262	14,389	161,640
Total	$70,215	$76,791	$53,359	$37,250	$237,615

Total deposits increased $943.1 million to $4.07 billion at December 31, 2018 as compared to December 31, 2017. This increase primarily resulted from $1.11 billion of deposits added from the Alpine acquisition. At December 31, 2018, total deposits were comprised of 23.9% noninterest‑bearing demand accounts, 56.6% interest‑bearing transaction accounts and 19.5% of time deposits. At December 31, 2018, brokered deposits totaled $161.6 million, or 4.0% of total deposits, compared to $190.3 million, or 6.1% of total deposits, at December 31, 2017.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $124.2 million at December 31, 2018 compared to $156.1 million at December 31, 2017. The weighted average interest rate on our short‑term borrowings was 0.71% and 0.28% at December 31, 2018 and 2017, respectively.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $640.6 million and $496.4 million as of December 31, 2018 and 2017, respectively. During 2018, we increased FHLB advances by $130.4 million, assumed FHLB advances totaling $18.1 million as a result of the Alpine acquisition and made payments totaling $4.3 million against our term loan.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $159.0 million to $608.5 million at December 31, 2018 as compared to December 31, 2017. The increase in shareholders’ equity was due primarily to $139.9 million of common equity issued for the Alpine acquisition. During 2018, we generated net income of $39.4 million and declared dividends of $20.0 million to common shareholders.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase were $124.2 million at December 31, 2018 compared to $156.1 million at December 31, 2017.

As of December 31, 2018 and 2017, we had available $45.0 million and $55.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines at either date. In addition, available lines of credit from the Federal Reserve Discount Window at December 31, 2018 and 2017 were $56.8 million and $32.5 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $67.6 million and $36.5 million as of December 31, 2018 and 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2018 or 2017.

At December 31, 2018 and 2017, we had $607.6 million and $459.1 million of outstanding advances from the FHLB, respectively. Based on the values of stock, securities, and loans pledged as collateral, we had $482.2 million and $457.6 million of additional borrowing capacity with the FHLB as of December 31, 2018 and 2017, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

In addition to the minimum regulatory capital requirements set forth in the table above, the Basel III Rule implemented a “capital conservation buffer” that is added to the minimum requirements for capital adequacy purposes. A banking organization that fails to meet the required amount of the capital conservation buffer will be subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement was phased in over a three-year period beginning on January 1, 2016. The capital conservation buffer in 2016 was 0.625%, 1.25% in 2017, 1.875% in 2018 and was fully phased in at 2.5% on January 1, 2019.

At December 31, 2018, the Company exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 8.53%, a common equity Tier 1 capital ratio of 8.76%, a Tier 1 capital ratio of 10.25% and a total capital ratio of 12.79%.

At December 31, 2018, the Bank exceeded all regulatory capital requirements under the Basel III Rule and was considered to be “well‑capitalized” with a Tier 1 leverage ratio of 10.22%, a common equity Tier 1 capital ratio of 12.27%, a Tier 1 capital ratio of 12.27% and a total capital ratio of 12.76%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2018:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,278,742	$—	$—	$—	$3,278,742
Time deposits	523,651	233,625	38,151	1	795,428
Securities sold under repurchase agreements	124,235	—	—	—	124,235
FHLB advances and other borrowings	73,074	36,767	420,790	110,000	640,631
Operating lease obligations	2,878	4,554	3,352	2,249	13,033
Subordinated debt	—	—	—	94,134	94,134
Trust preferred debentures	—	—	—	47,794	47,794
Total contractual obligations	$4,002,580	$274,946	$462,293	$254,178	$4,993,997

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

Quantitative and Qualitative Disclosures About Market Risk

Market Risk.  Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We are primarily exposed to interest rate risk as a result of offering a wide array of financial products to our customers and secondarily to price risk from investments in securities backed by mortgage loans.

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	−50	+100	+200
December 31, 2018:
Dollar change	$(8,497)	N/A	$2,694	$4,623
Percent change	(4.3)%	N/A	1.4%	2.4%
December 31, 2017:
Dollar change	N/A	$(3,065)	$3,546	$6,504
Percent change	N/A	(2.2)%	2.6%	4.7%
December 31, 2016:
Dollar change	N/A	$(2,857)	$4,154	$8,162
Percent change	N/A	(2.8)%	4.0%	7.9%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual −100,  +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. Since short-term interest rates remained low through 2017 and 2016, a NII at Risk analysis with an assumed decrease of 100 basis points did not provide meaningful results at December 31, 2017 and 2016.

We are within Board policy limits for the −100, +100 and +200 basis point scenarios. NII at Risk reported at December 31, 2018, projects that our earnings exhibit decreased sensitivity to changes in interest rates compared to December 31, 2017. In recent periods, the amount of fixed rate assets increased, resulting in a position shift from slightly asset sensitive to asset sensitive.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	−50	+100	+200
December 31, 2018:
Dollar change	$(80,035)	N/A	$40,599	$69,461
Percent change	(12.7)%	N/A	6.4%	11.0%
December 31, 2017:
Dollar change	N/A	$(20,384)	$29,803	$53,786
Percent change	N/A	(4.6)%	6.7%	12.0%
December 31, 2016:
Dollar change	N/A	$(16,159)	$27,135	$50,676
Percent change	N/A	(4.7)%	7.9%	14.8%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the −100, +100 and +200 basis point scenarios. The EVE reported at December 31, 2018 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. Since short-term interest rates remained low through 2017 and 2016, an EVE analysis with an assumed decrease of 100 basis points did not provide meaningful results at December 31, 2017 and 2016.

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

Investment Securities.  Investment securities generally must be classified as equity, held to maturity, available for sale or trading. The Company classifies its securities as equity, available for sale or held to maturity at the time of purchase.  Investments in stock of a publicly traded company or in mutual funds are classified as equity securities. Held‑to‑maturity securities are principally debt securities that we have both the positive intent and ability to hold to maturity. Trading securities are held primarily for sale in the near term to generate income. Securities that do not meet the definition of equity, trading or held to maturity are classified as available for sale.

The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on equity securities and trading securities flow directly through earnings during the periods in which they arise. Trading and available‑for‑sale securities are measured at fair value each reporting period. Unrealized gains and losses on available‑for‑sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be OTTI. Investment securities that are classified as held to maturity are recorded at amortized cost, unless deemed to be OTTI.

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

In 2018, we performed a qualitative (“Step 0”) assessment to determine if our goodwill was impaired. The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Midland States Bancorp, Inc.

Effingham, Illinois

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Report.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Crowe LLP

We have served as the Company’s auditor since 2017.

Indianapolis, Indiana

February 27, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Midland States Bancorp, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of Midland States Bancorp, Inc. and its subsidiaries (the Company) for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Midland States Bancorp, Inc. and its subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri

March 10, 2017

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$210,780	$214,519
Federal funds sold	2,920	683
Cash and cash equivalents	213,700	215,202
Investment securities available for sale, at fair value	657,451	450,525
Equity securities, at fair value	3,334	—
Loans	4,137,551	3,226,678
Allowance for loan losses	(20,903)	(16,431)
Total loans, net	4,116,648	3,210,247
Loans held for sale, at fair value	30,401	50,089
Premises and equipment, net	94,840	76,162
Other real estate owned	3,483	5,708
Nonmarketable equity securities	42,472	34,796
Accrued interest receivable	16,560	11,715
Mortgage servicing rights, at lower of cost or fair value	53,447	56,352
Mortgage servicing rights held for sale	3,545	10,176
Intangible assets	37,376	16,932
Goodwill	164,673	98,624
Cash surrender value of life insurance policies	138,783	113,366
Accrued income taxes receivable	8,809	8,358
Deferred tax assets, net	1,251	12,024
Other assets	50,900	42,425
Total assets	$5,637,673	$4,412,701
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$972,164	$724,443
Interest-bearing	3,102,006	2,406,646
Total deposits	4,074,170	3,131,089
Short-term borrowings	124,235	156,126
FHLB advances and other borrowings	640,631	496,436
Subordinated debt	94,134	93,972
Trust preferred debentures	47,794	47,330
Accrued interest payable	4,855	2,531
Other liabilities	43,329	35,672
Total liabilities	5,029,148	3,963,156

Shareholders’ Equity:
Preferred stock, Series H, $2 par value, $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at December 31, 2018 and 2017, respectively	2,781	2,970
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,751,798 and 19,122,049 shares issued and outstanding at December 31, 2018 and 2017, respectively	238	191
Capital surplus	473,833	330,148
Retained earnings	133,781	114,478
Accumulated other comprehensive (loss) income	(2,108)	1,758
Total shareholders’ equity	608,525	449,545
Total liabilities and shareholders’ equity	$5,637,673	$4,412,701

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest income:
Loans:
Taxable	$194,688	$135,898	$102,211
Tax exempt	3,327	1,255	1,155
Loans held for sale	1,749	2,297	3,320
Investment securities:
Taxable	13,894	6,763	9,294
Tax exempt	4,553	3,741	3,634
Nonmarketable equity securities	1,980	1,194	687
Federal funds sold and cash investments	3,176	1,965	948
Total interest income	223,367	153,113	121,249
Interest expense:
Deposits	22,054	12,132	8,936
Short-term borrowings	698	379	303
FHLB advances and other borrowings	11,347	4,594	1,057
Subordinated debt	6,056	4,054	3,858
Trust preferred debentures	3,125	2,292	1,841
Total interest expense	43,280	23,451	15,995
Net interest income	180,087	129,662	105,254
Provision for loan losses	9,430	9,556	5,591
Net interest income after provision for loan losses	170,657	120,106	99,663
Noninterest income:
Commercial FHA revenue	10,980	17,752	22,064
Residential mortgage banking revenue	5,729	9,119	13,389
Wealth management revenue	20,513	13,340	8,091
Service charges on deposit accounts	10,440	5,975	3,904
Interchange revenue	10,674	5,353	3,750
FDIC loss-sharing expense	—	—	(1,661)
Gain on sales of investment securities, net	464	222	14,702
Other-than-temporary impairment on investment securities	—	—	(824)
Gain on sales of other real estate owned	544	145	113
Other income	12,447	7,456	8,529
Total noninterest income	71,791	59,362	72,057
Noninterest expense:
Salaries and employee benefits	97,410	78,712	66,293
Occupancy and equipment	18,914	14,659	13,080
Data processing	26,062	15,171	10,658
FDIC insurance	2,209	1,806	1,707
Professional	12,782	14,359	8,049
Marketing	4,757	3,290	2,733
Communications	4,405	2,473	2,150
Loan expense	2,033	1,954	1,957
Other real estate owned	524	800	935
Amortization of intangible assets	6,956	3,325	2,147
Loss on mortgage servicing rights held for sale	458	4,059	—
Other expense	15,133	12,389	11,580
Total noninterest expense	191,643	152,997	121,289
Income before income taxes	50,805	26,471	50,431
Income taxes	11,384	10,415	18,889
Net income	39,421	16,056	31,542
Preferred stock dividends and premium amortization	141	83	—
Net income available to common shareholders	$39,280	$15,973	$31,542
Per common share data:
Basic earnings per common share	$1.69	$0.89	$2.22
Diluted earnings per common share	$1.66	$0.87	$2.17
Weighted average common shares outstanding	23,130,475	17,781,631	14,130,552
Weighted average diluted common shares outstanding	23,549,025	18,283,214	14,428,839

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$39,421	$16,056	$31,542
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(4,845)	443	3,556
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	3,366	—
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(464)	(222)	(14,702)
Income tax effect	1,443	(1,104)	4,469
Change in investment securities available for sale, net of tax	(3,866)	2,483	(6,677)
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	—	(188)	(66)
Income tax effect	—	73	29
Change in investment securities held to maturity, net of tax	—	(115)	(37)
Cash flow hedges:
Change in fair value of interest rate swap	—	—	126
Income tax effect	—	—	(51)
Change in cash flow hedges, net of tax	—	—	75
Other comprehensive (loss) income, net of tax	(3,866)	2,368	(6,639)
Total comprehensive income	$35,555	$18,424	$24,903

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	income (loss)	equity
Balances, December 31, 2015	$—	$118	$135,909	$90,824	$6,029	$232,880
Net income	—	—	—	31,542	—	31,542
Compensation expense for stock option grants	—	—	492	—	—	492
Amortization of restricted stock awards	—	—	555	—	—	555
Common dividends declared ($0.72 per share)	—	—	—	(9,853)	—	(9,853)
Initial public offering of 3,590,065 shares of common stock, net of issuance costs	—	36	71,439	—	—	71,475
Issuance of common stock under employee benefit plans	—	1	1,317	—	—	1,318
Other comprehensive loss	—	—	—	—	(6,639)	(6,639)
Balances, December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	16,056	—	16,056
Compensation expense for stock option grants	—	—	548	—	—	548
Amortization of restricted stock awards	—	—	836	—	—	836
Preferred dividends declared	—	—	—	(184)	—	(184)
Preferred stock, premium amortization	(101)	—	—	101	—	—
Common dividends declared ($0.80 per share)	—	—	—	(14,008)	—	(14,008)
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,350	—	—	3,351
Acquisition of Centrue Financial Corporation	3,071	32	112,480	—	—	115,583
Issuance of common stock under employee benefit plans	—	3	3,222	—	—	3,225
Other comprehensive income	—	—	—	—	2,368	2,368
Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	39,421	—	39,421
Compensation expense for stock option grants	—	—	334	—	—	334
Amortization of restricted stock awards	—	—	1,199	—	—	1,199
Preferred dividends declared	—	—	—	(330)	—	(330)
Preferred stock, premium amortization	(189)	—	—	189	—	—
Common dividends declared ($0.88 per share)	—	—	—	(19,977)	—	(19,977)
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Issuance of common stock under employee benefit plans	—	2	2,276	—	—	2,278
Other comprehensive loss	—	—	—	—	(3,866)	(3,866)
Balances, December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$39,421	$16,056	$31,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,430	9,556	5,591
Depreciation on premises and equipment	6,166	5,014	5,080
Amortization of intangible assets	6,956	3,325	2,147
FDIC loss-sharing expense	—	—	1,661
Compensation expense for stock option grants	334	548	492
Amortization of restricted stock awards	1,199	836	555
Increase in cash surrender value of life insurance	(3,579)	(2,791)	(2,150)
Provision for deferred income taxes	10,522	12,032	14,541
Investment securities amortization, net	3,898	1,960	1,133
Other-than-temporary impairment on investment securities	—	—	824
Gain on sales of investment securities, net	(464)	(222)	(14,702)
Gain on sales of other real estate owned	(544)	(145)	(113)
Impairment of other real estate owned	301	244	247
Origination of loans held for sale	(557,305)	(778,626)	(1,176,716)
Proceeds from sales of loans held for sale	590,282	815,471	1,184,739
Gain on loans sold and held for sale	(11,165)	(24,295)	(35,127)
Loss on disposals of premises and equipment	385	64	97
Gain on proceeds from bank-owned life insurance	(709)	—	(732)
Amortization of mortgage servicing rights	2,949	5,107	6,141
(Recapture) impairment of mortgage servicing rights	(449)	2,324	3,135
Loss on mortgage servicing rights held for sale	458	4,059	—
Net change in operating assets and liabilities:
Accrued interest receivable	(431)	(1,137)	(505)
Accrued interest payable	1,785	1,211	66
Accrued income taxes receivable	(451)	(2,496)	2,892
Other assets	(5,712)	5,189	(6,399)
Other liabilities	3,783	(2,835)	(313)
Net cash provided by operating activities	97,060	70,449	24,126
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(76,289)	(259,098)	(198,680)
Sales	20,178	22,595	115,999
Maturities and payments	131,220	247,929	74,948
Investment securities held to maturity:
Purchases	—	(3,155)	(2,617)
Maturities	—	16,889	11,019
Equity Securities:
Purchases	(59)	—	—
Sales	7,733	—	—
Net increase in loans	(131,114)	(238,398)	(335,943)
Proceeds from sale of premises and equipment	33	4,286	11
Purchases of premises and equipment	(7,200)	(6,182)	(2,179)
Proceeds from sales of mortgage servicing rights held for sale	12,994	—	—
Proceeds from settlements of bank-owned life insurance	1,449	—	1,385
Purchase of bank-owned life insurance	—	—	(20,000)
Purchases of nonmarketable equity securities	(20,737)	(18,376)	(4,103)
Sales of nonmarketable equity securities	15,099	11,233	90
Proceeds from sales of other real estate owned	3,879	6,189	6,199
Net cash acquired (paid) in acquisitions	36,153	(18,519)	(5,191)
Net cash used in investing activities	(6,661)	(234,607)	(359,062)
Cash flows from financing activities:
Net (decrease) increase in deposits	(168,049)	(13,144)	36,718
Net (decrease) increase in short-term borrowings	(31,891)	10,135	24,019
Proceeds from FHLB borrowings	1,017,080	447,357	1,015,000
Payments made on FHLB borrowings	(886,726)	(320,857)	(817,500)
Proceeds from other borrowings	—	39,964	—
Payments made on other borrowings	(4,286)	(3,198)	—
Proceeds from issuance of subordinated debt	—	39,354	—
Payments made on subordinated debt	—	—	(8,000)
Cash dividends paid on preferred stock	(330)	(184)	—
Cash dividends paid on common stock	(19,977)	(14,008)	(9,853)

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016

Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	71,475
Proceeds from issuance of common stock under employee benefit plans	2,278	3,225	1,318
Net cash (used in) provided by financing activities	(91,901)	188,644	313,177
Net (decrease) increase in cash and cash equivalents	(1,502)	24,486	(21,759)
Cash and cash equivalents:
Beginning of period	$215,202	$190,716	$212,475
End of period	$213,700	$215,202	$190,716
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$40,956	$21,965	$15,929
Income tax paid	580	653	1,073
Supplemental disclosures of noncash investing and financing activities:
Transfer of investment securities held to maturity to investment securities available for sale	$—	$64,520	$—
Transfer of investment securities available for sale to equity securities	2,830	—	—
Transfer of loans to other real estate owned	1,104	3,718	4,839
Transfer of premises and equipment to assets held for sale	—	3,988	—
Transfer of mortgage servicing rights at lower of cost or market to mortgage servicing rights held for sale	3,649	14,234	—

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. In addition, multifamily and healthcare facility FHA financing is provided through Love Funding, our non-bank subsidiary.

On February 28, 2018, we completed the acquisition of Alpine Bancorporation, Inc. (“Alpine”) and its banking subsidiary, Alpine Bank & Trust Co. (“Alpine Bank”), as more fully described in Note 2 to the consolidated financial statements. Through the Alpine acquisition, we greatly expanded our commercial and retail banking presence in northern Illinois.

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our income sources also include Love Funding’s commercial FHA loan origination and servicing income. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for loan losses and income tax expense.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2017 and 2016 amounts have been made to conform to the 2018 presentation but do not have an effect on net income.

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

Investment Securities

Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency mortgage‑backed securities and non‑agency mortgage‑backed securities. Securities transactions are recorded on a trade date basis. The Company classifies its securities as equity, available for sale or held to maturity at the time of purchase. Investments in stock of a publicly traded company or in mutual funds are classified as equity securities. Equity securities are recorded at fair value with unrealized gains and losses recognized in earnings. Held‑to‑maturity securities are those debt instruments which the Company has the positive intent and ability to hold until maturity. Held‑to‑maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other securities are classified as available for sale. Available‑for‑sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available‑for‑sale securities are included in other comprehensive income and the related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.

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

Nonmarketable Equity Securities

Nonmarketable equity securities include the Bank’s required investments in the stock of the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). The Bank is a member of the FHLB system as well as its regional FRB. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and FRB stock are both carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans

Non‑Purchased Credit Impaired loans (“Non-PCI loans”).  Non‑PCI loans, for which the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as loans in the consolidated balance sheets. Non‑PCI loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of any unearned discount or unamortized premium. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well‑secured and management believes full collectability of principal and interest is probable. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status.

Lease Financing.  The Company provides financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, we rely on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. Our estimates are reviewed continuously to ensure reasonableness; however, the amounts we will ultimately realize could differ from the estimated amounts. If the review results in a lower estimate than had been previously established, a determination is made as to whether the decline in estimated residual value is other‑than‑temporary. If the decline in estimated unguaranteed residual value is judged to be other‑than‑temporary, the accounting for the transaction is revised using the changed estimate. The resulting reduction in the investment is recognized as a loss in the period in which the estimate is changed. An upward adjustment of the estimated residual value is not recorded.

Purchased Credit Impaired loans (“PCI loans”).  We account for PCI loans under ASC 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when we acquire loans deemed to be impaired or when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments. Revolving credit agreements, such as commercial lines of credit and home equity lines, and lease financings are excluded from PCI loans.

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

Loans Held for Sale

Loans held for sale consist of residential and commercial FHA mortgage loans originated with the intent to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. The changes in the fair value of loans held for sale are reflected in commercial FHA revenue and residential mortgage banking revenue on the consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill resulting from a business combination is generally determined as the excess of the fair value of consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Other intangible assets, which consist of core deposit and acquired customer relationship intangible assets, are typically amortized over a period ranging from 1 to 20 years using an accelerated method of amortization. On a periodic basis, we evaluate events and circumstances that may indicate a change in the recoverability of the carrying value.

Mortgage Servicing Rights

When loans are sold with servicing retained, a servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. As the Company has not elected to subsequently measure servicing assets under the fair value measurement method, the Company follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value.

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

A liability for losses related to unfunded commitments is maintained by the Company at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated balance sheets. The determination of the adequacy of the liability is based on an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Company’s allowance for loan losses, as discussed above. Net adjustments to the liability for unfunded commitments are included in other noninterest expense in the consolidated statements of income. The liability for unfunded commitments totaled $1.2 million and $670,000 at December 31, 2018 and 2017, respectively.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. This amendment superseded and replaced nearly all existing revenue recognition guidance, including industry-specific guidance, established a new control-based revenue recognition model, changed the basis for deciding when revenue is recognized over time or at a point in time, provided new and more detailed guidance on specific topics and expanded and improved disclosures about revenue. The impact of applying Topic 606 to the Company’s consolidated financial statements was determined to be immaterial on the measurement or recognition of revenue. The Company elected to implement this standard using the modified retrospective approach, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Since the impact of applying the standard was determined to be immaterial, the Company did not record a cumulative effect adjustment to beginning retained earnings on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with previous GAAP.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net are also not in scope of the new guidance. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The recognition of revenue associated with these noninterest income streams did not change significantly from current practice upon adoption of Topic 606. The noninterest income streams considered in-scope by Topic 606 are discussed in Note 25 in the consolidated financial statements.

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

Earnings per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards.

Impact of Recently Issued Accounting Standards

FASB ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” – In January 2016, the FASB issued this standard which is intended to improve the recognition and measurement of financial instruments. This standard, among other things: (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The adoption of ASU 2016-1 on January 1, 2018 did not have a material impact on its consolidated financial statements.

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update revises the model to assess how a lease should be classified and provides guidance for lessees and lessors, when presenting right-of-use assets and lease liabilities on the balance sheet. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This update became effective for the Company on January 1, 2019.

In July 2018, the FASB issued supplementary ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for an additional transition method allowing for a modified retrospective adoption approach where the guidance would only be applied to existing leases in effect at the adoption date and new leases going forward, with a cumulative effect adjustment to retained earnings as of the adoption date and additional required disclosures regarding leasing arrangements only for those periods after adoption. This update also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The Company has elected the practical expedients permitted by ASU 2018-11.

The Company developed and is currently executing on a project plan for implementing the provisions of the new lease standard.  At the adoption date, the Company reported increased assets and liabilities of approximately $12.1 million on its consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to non-cancelable operating lease agreements for office space, which currently are not recorded on its consolidated statement of financial condition. The Company does not expect the adoption of this guidance will be material to its Consolidated Statement of Income.

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for any organization for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As previously disclosed, the Company has established a cross-functional governance structure, which oversees overall strategy for implementation of Topic 326. Additionally, a working group was formed and has developed a project plan focused on understanding the ASU, researching issues, data requirements, technology solutions and future state processes. The project plan is targeting data and model validation completion during the first half of 2019, with parallel processing of our existing allowance for loan losses model with CECL until implementation. The Company continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures.  The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” – In August 2017, the FASB issued this standard, the objectives of which are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. This standard is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this standard to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

FASB ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – In February 2018, ASU 2018-02 was issued following the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), which changed the Company’s federal income tax rate from 35% to 21%.  This standard allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.  The standard is effective for periods beginning after December 15, 2018 although early adoption is permitted.  The Company adopted this standard in the first quarter of 2018. The impact of this update on the Company’s consolidated financial statements was not material.

FASB ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” – In August 2018, the FASB issued ASU No. 2018-13 to improve the disclosure requirements on fair value measurements.  The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements.   The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, but it is not expected to have a material impact.

FASB ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”– In August 2018, the FASB issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendments in this update become effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

Note 2 – Acquisitions

Alpine Bancorporation, Inc.

On February 28, 2018, the Company completed its acquisition of Alpine and its banking subsidiary, Alpine Bank, which operated 19 locations in northern Illinois. In the aggregate, the Company acquired Alpine for consideration valued at approximately $173.2 million, which consisted of approximately $33.3 million in cash and the issuance of

4,463,200 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $22.4 million of transaction and integration costs have been expensed as incurred through December 31, 2018.

Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the table below. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. During the fourth quarter of 2018, the Company updated its preliminary valuation of mortgage servicing rights, which required a measurement period adjustment of $629,000 to increase goodwill.

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue and its banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. In the aggregate, the Company acquired Centrue for approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $17.9 million of transaction and integration costs were expensed as incurred.

As of June 30, 2018, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Centrue, resulting in no material change to acquisition accounting adjustments. A summary of the fair value of the assets acquired, liabilities assumed and resulting goodwill are included in the table below.

(dollars in thousands)	Alpine	Centrue
Assets acquired:
Cash and cash equivalents	$69,459	$42,461
Investment securities available for sale	293,428	149,013
Equity securities	8,372	—
Loans	786,186	679,582
Loans held for sale	3,416	531
Premises and equipment	18,126	17,147
Other real estate owned	53	4,983
Nonmarketable equity securities	2,038	8,168
Accrued interest receivable	4,414	2,376
Mortgage servicing rights	—	1,933
Mortgage servicing rights held for sale	3,068	—
Intangible assets	27,400	11,070
Cash surrender value of life insurance policies	22,578	36,349
Deferred tax assets, net	—	34,339
Other assets	4,770	2,256
Total assets acquired	1,243,308	990,208
Liabilities assumed:
Deposits	1,111,130	739,867
Short-term borrowings	—	14,434
FHLB advances and other borrowings	18,127	95,332
Trust preferred debentures	—	7,565
Accrued interest payable	539	275
Deferred tax liabilities, net	1,749	—
Other liabilities	4,500	3,600
Total liabilities assumed	1,136,045	861,073
Net assets acquired	107,263	129,135
Goodwill	65,964	47,444
Total consideration paid	$173,227	$176,579

Intangible assets:
Core deposit intangible	$21,100	$11,070
Customer relationship intangible	6,300	—
Total intangible assets	$27,400	$11,070
Estimated useful lives:
Core deposit intangible	13 years	8 years
Customer relationship intangible	13 years	N/A

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

The unaudited pro-forma financial information below for years ended December 31, 2018 and 2017 gives effect to the Alpine acquisition as if it had occurred on January 1, 2017, which combines the historical results of Alpine with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit premium accretion, net of taxes. The unaudited pro-forma financial information also gives effect to the Centrue acquisition that closed on June 9, 2017 as if that transaction became effective January 1, 2017. The unaudited pro-forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2017. No assumptions have been applied regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of December 31, 2018 are included in net income in the table below. Acquisition related expenses associated with Alpine that were recognized and are included in the unaudited pro-forma net income for the year ended December 31, 2018 totaled $21.5 million on a pre-tax basis.

(dollars in thousands, except per share data)	2018	2017
Revenue(1)	$264,670	$280,538
Net income	42,261	31,188
Diluted earnings per common share	$1.73	$1.28

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

Note 3 – Cash and Due From Banks

The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by funds on deposit with the FRB and cash on hand. The required balance at December 31, 2018 and 2017 was $33.6 million and $25.0 million, respectively.

The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk from cash and cash equivalents.

Note 4 – Investment Securities

Investment securities as of December 31, 2018 and 2017 were as follows:

	2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$25,018	$—	$368	$24,650
Government sponsored entity debt securities	76,554	17	887	75,684
Agency mortgage-backed securities	329,690	371	3,756	326,305
State and municipal securities	156,795	3,282	815	159,262
Corporate securities	72,302	383	1,135	71,550
Total available for sale securities	$660,359	$4,053	$6,961	$657,451
Equity securities (1)				$3,334

	2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$28,005	$—	$287	$27,718
Government sponsored entity debt securities	25,445	41	275	25,211
Agency mortgage-backed securities	233,606	882	2,101	232,387
State and municipal securities	99,449	3,632	514	102,567
Corporate securities	58,904	1,087	179	59,812
Equity securities (1)	2,715	140	25	2,830
Total available for sale securities	$448,124	$5,782	$3,381	$450,525

(1)

As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within available for sale securities and are now presented within equity securities in the consolidated balance sheet for the current period. For further discussion of this guidance, see Note 1 to the consolidated financial statements.

During 2017, the Company transferred its held to maturity (“HTM”) investment securities portfolio to investment securities available for sale (“AFS”), which had an amortized cost and fair value of $64.5 million and $67.9 million, respectively, resulting in $3.4 million of unrealized gains on investment securities available for sale at time of transfer.  As a result of the Centrue acquisition discussed in Note 2 to the consolidated financial statements, the Company underwent a capital planning assessment which included transferring all HTM securities to AFS securities.

Unrealized losses and fair values for investment securities as of December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$5,012	$1	$19,638	$367	$24,650	$368
Government sponsored entity debt securities	51,717	195	23,223	692	74,940	887
Agency mortgage-backed securities	139,115	528	126,561	3,228	265,676	3,756
State and municipal securities	15,791	146	27,692	669	43,483	815
Corporate securities	32,616	575	8,535	560	41,151	1,135
Total available for sale securities	$244,251	$1,445	$205,649	$5,516	$449,900	$6,961

	2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$19,758	$251	$7,960	$36	$27,718	$287
Government sponsored entity debt securities	24,168	275	—	—	24,168	275
Agency mortgage-backed securities	124,192	1,500	19,530	601	143,722	2,101
State and municipal securities	29,338	331	5,889	183	35,227	514
Corporate securities	5,917	85	3,463	94	9,380	179
Equity securities(1)	2,603	25	—	—	2,603	25
Total available for sale securities	$205,976	$2,467	$36,842	$914	$242,818	$3,381

(1)

As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within available for sale securities and are now presented within equity securities in the consolidated balance sheet for the current period. For further discussion of this guidance, see Note 1 to the consolidated financial statements.

At December 31, 2018 and 2017, 291 and 173 investment securities available for sale, respectively, had unrealized losses with aggregate depreciation of 1.52% and 1.37%, respectively, from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position; therefore, the Company does not consider these securities to be other than temporarily impaired at December 31, 2018.

During 2018 and 2017, the Company did not recognize OTTI losses on its investment securities. During 2016, the Company determined that three non-agency mortgage-backed securities, covered by our FDIC loss share agreement, which were sold in October 2016, had OTTI of $824,000, primarily resulting from changes in expected cash flows.  These amounts were recognized as losses in the consolidated statements of income.

The following is a summary of the amortized cost and fair value of available-for-sale investment securities, by maturity, at December 31, 2018. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other available-for-sale investment securities are based on final contractual maturity.

	Amortized	Fair
(dollars in thousands)	cost	value
Available for sale securities:
Within one year	$39,092	$39,087
After one year through five years	122,564	122,554
After five years through ten years	138,494	138,937
After ten years	30,519	30,568
Mortgage-backed securities	329,690	326,305
Total available for sale securities	$660,359	$657,451

Proceeds from the sale of securities available for sale were $20.2 million, $22.6 million and $116.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Gross realized gains from the sale of securities available for sale were $542,000, $242,000 and $15.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Gross realized losses were $25,000, $20,000 and $837,000 for the years ended December 31, 2018, 2017 and 2016, respectively. On October 4, 2016, the Company sold its previously covered non-agency mortgage-backed securities which had a carrying value of $72.1 million. These securities were covered under the loss-sharing agreement we entered into with the FDIC in connection with our 2009 acquisition. This agreement was terminated on October 3, 2016.  As a result of the sale, the Company realized a gain totaling $14.3 million.

Proceeds from the sale of equity securities were $7.7 million for the year ended December 31, 2018. Gross realized losses from the sale of equity securities were $53,000 and there were no gross realized gains for the year ended December 31, 2018. During the year ended December 31, 2018, the Company recognized net unrealized losses of $10,000, which was recorded in noninterest income on the consolidated statements of income.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes Non-PCI loans and PCI loans, as of December 31, 2018 and 2017:

	2018			2017
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans (1)	Total	Loans	Loans (1)	Total
Loans:
Commercial	$806,027	$4,857	$810,884	$553,257	$2,673	$555,930
Commercial real estate	1,619,903	19,252	1,639,155	1,427,076	12,935	1,440,011
Construction and land development	223,898	8,331	232,229	199,853	734	200,587
Total commercial loans	2,649,828	32,440	2,682,268	2,180,186	16,342	2,196,528
Residential real estate	569,289	8,759	578,048	447,602	5,950	453,552
Consumer	611,408	1,776	613,184	371,286	169	371,455
Lease financing	264,051	—	264,051	205,143	—	205,143
Total loans	$4,094,576	$42,975	$4,137,551	$3,204,217	$22,461	$3,226,678

(1)	The unpaid principal balance for PCI loans totaled $56.9 million and $32.8 million as of December 31, 2018 and 2017, respectively.

Total loans include net deferred loan fees of $11.6 million and $10.1 million at December 31, 2018 and 2017, respectively, and unearned discounts of $29.2 million and $20.7 million within the lease financing portfolio at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had commercial and residential loans held for sale, that were originated with the intent to sell, totaling $30.4 million and $50.1 million, respectively.  During the years ended December 31, 2018 and 2017, the Company sold commercial and residential real estate loans with proceeds totaling $590.3 million and $815.5 million, respectively.

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

Lease financing—Our equipment leasing business provides financing leases to varying types of businesses, nationwide, for purchases of business equipment and software. The financing is secured by a first priority interest in the financed assets and generally requires monthly payments.

Commercial, commercial real estate, and construction and land development loans are collectively referred to as the Company’s commercial loan portfolio, while residential real estate and consumer loans and lease financing receivables are collectively referred to as the Company’s other loan portfolio.

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $26.5 million and $22.4 million at December 31, 2018 and 2017, respectively. During 2018 and 2017, there were $11.1 million and $4.0 million, respectively, of new loans and other additions, while repayments and other reductions totaled $6.9 million and $8.1 million, respectively.

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

The following table presents the recorded investment of commercial loans (excluding PCI loans) by risk category as of December 31, 2018 and 2017:

	2018				2017
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$748,296	$1,536,127	$218,798	$2,503,221	$510,928	$1,384,630	$191,872	$2,087,430
Special mention	35,103	15,306	3,448	53,857	12,290	11,497	—	23,787
Substandard	14,139	46,976	—	61,115	27,718	14,695	—	42,413
Substandard – nonaccrual	8,489	21,494	1,171	31,154	1,266	12,482	785	14,533
Doubtful	—	—	—	—	—	—	—	—
Not graded	—	—	481	481	1,055	3,772	7,196	12,023
Total (excluding PCI)	$806,027	$1,619,903	$223,898	$2,649,828	$553,257	$1,427,076	$199,853	$2,180,186

The Company evaluates the credit quality of its other loans based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, any loan past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loans (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of December 31, 2018 and 2017:

	2018				2017
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$562,019	$610,839	$263,094	$1,435,952	$441,418	$370,999	$203,797	$1,016,214
Impaired	7,270	569	957	8,796	6,184	287	1,346	7,817
Total (excluding PCI)	$569,289	$611,408	$264,051	$1,444,748	$447,602	$371,286	$205,143	$1,024,031

Impaired Loans

Impaired loans include loans on nonaccrual status, any loan past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at December 31, 2018 and 2017 do not include $43.0 million and $22.5 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of impaired loans (excluding PCI loans) as of December 31, 2018 and 2017 is as follows:

(dollars in thousands)	2018	2017
Nonaccrual loans:
Commercial	$8,489	$1,266
Commercial real estate	21,494	12,482
Construction and land development	1,171	785
Residential real estate	5,894	5,204
Consumer	388	234
Lease financing	751	1,346
Total nonaccrual loans	38,187	21,317
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	4	2,538
Commercial real estate	149	—
Construction and land development	85	—
Residential real estate	566	51
Consumer	51	53
Lease financing	206	—
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,061	2,642
Loans modified under troubled debt restructurings and still accruing:
Commercial	435	299
Commercial real estate	2,225	1,515
Construction and land development	51	58
Residential real estate	810	929
Consumer	130	—
Lease financing	—	—
Total loans modified under troubled debt restructurings and still accruing	3,651	2,801
Total impaired loans (excluding PCI)	$42,899	$26,760

There was no interest income recognized on nonaccrual loans during 2018, 2017 and 2016 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $1.8 million, $860,000 and $718,000 in 2018, 2017 and 2016, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $97,000, $85,000 and $339,000 in 2018, 2017 and 2016, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance, as of December 31, 2018 and 2017:

	2018			2017
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$7,945	$8,102	$4,448	$3,237	$3,297	$526
Commercial real estate	7,496	13,844	523	2,297	3,508	329
Construction and land development	171	171	54	103	102	10
Residential real estate	4,055	4,662	554	4,028	4,705	566
Consumer	428	444	45	266	279	29
Lease financing	766	766	361	1,064	1,064	345
Total impaired loans with a valuation allowance	20,861	27,989	5,985	10,995	12,955	1,805
Impaired loans with no related valuation allowance:
Commercial	983	4,392	—	866	5,782	—
Commercial real estate	16,372	16,921	—	11,700	17,359	—
Construction and land development	1,136	1,136	—	740	780	—
Residential real estate	3,215	3,516	—	2,156	2,380	—
Consumer	141	145	—	21	21	—
Lease financing	191	191	—	282	282	—
Total impaired loans with no related valuation allowance	22,038	26,301	—	15,765	26,604	—
Total impaired loans:
Commercial	8,928	12,494	4,448	4,103	9,079	526
Commercial real estate	23,868	30,765	523	13,997	20,867	329
Construction and land development	1,307	1,307	54	843	882	10
Residential real estate	7,270	8,178	554	6,184	7,085	566
Consumer	569	589	45	287	300	29
Lease financing	957	957	361	1,346	1,346	345
Total impaired loans (excluding PCI)	$42,899	$54,290	$5,985	$26,760	$39,559	$1,805

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance was $11.4 million and $12.8 million at December 31, 2018 and 2017, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the years ended December 31, 2018, 2017 and 2016 are included in the table below:

	2018		2017		2016
		Interest Income		Interest Income		Interest Income
	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$8,359	$30	$2,969	$15	$3,974	$15
Commercial real estate	8,082	45	5,408	70	2,379	306
Construction and land development	175	3	83	4	87	7
Residential real estate	3,855	41	3,854	38	3,782	30
Consumer	360	—	299	—	221	—
Lease financing	766	—	1,064	—	1,331	—
Total impaired loans with a valuation allowance	21,597	119	13,677	127	11,774	358
Impaired loans with no related valuation allowance:
Commercial	1,233	—	2,369	—	5,604	1
Commercial real estate	16,253	22	16,822	—	16,847	17
Construction and land development	1,152	—	815	—	—	—
Residential real estate	3,348	22	2,055	3	1,179	2
Consumer	95	—	13	—	26	—
Lease financing	191	—	282	—	—	—
Total impaired loans with no related valuation allowance	22,272	44	22,356	3	23,656	20
Total impaired loans:
Commercial	9,592	30	5,338	15	9,578	16
Commercial real estate	24,335	67	22,230	70	19,226	323
Construction and land development	1,327	3	898	4	87	7
Residential real estate	7,203	63	5,909	41	4,961	32
Consumer	455	—	312	—	247	—
Lease financing	957	—	1,346	—	1,331	—
Total impaired loans (excluding PCI)	$43,869	$163	$36,033	$130	$35,430	$378

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of December 31, 2018:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$4,013	$2,581	$4	$8,489	$15,087	$790,940	$806,027
Commercial real estate	1,667	945	149	21,494	24,255	1,595,648	1,619,903
Construction and land development	989	—	85	1,171	2,245	221,653	223,898
Residential real estate	1,292	728	566	5,894	8,480	560,809	569,289
Consumer	5,211	2,533	51	388	8,183	603,225	611,408
Lease financing	4,322	932	206	751	6,211	257,840	264,051
Total loans (excluding PCI)	$17,494	$7,719	$1,061	$38,187	$64,461	$4,030,115	$4,094,576

The following table presents the aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of December 31, 2017:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
Commercial	$3,282	$177	$2,538	$1,266	$7,263	$545,994	$553,257
Commercial real estate	3,116	630	—	12,482	16,228	1,410,848	1,427,076
Construction and land development	1,953	—	—	785	2,738	197,115	199,853
Residential real estate	897	632	51	5,204	6,784	440,818	447,602
Consumer	2,824	1,502	53	234	4,613	366,673	371,286
Lease financing	392	—	—	1,346	1,738	203,405	205,143
Total loans (excluding PCI)	$12,464	$2,941	$2,642	$21,317	$39,364	$3,164,853	$3,204,217

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

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $557,000 and $240,000 as of December 31, 2018 and 2017, respectively. The Company had no unfunded commitments in connection with TDRs at December 31, 2018 and 2017.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes.  The following table presents TDRs by loan portfolio (excluding PCI loans) as of December 31, 2018 and 2017:

	2018			2017
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$435	$406	$841	$299	$—	$299
Commercial real estate	2,225	9,103	11,328	1,515	9,915	11,430
Construction and land development	51	—	51	58	—	58
Residential real estate	810	853	1,663	929	282	1,211
Consumer	130	—	130	—	—	—
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$3,651	$10,362	$14,013	$2,801	$10,197	$12,998

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the year ended December 31, 2018 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Troubled debt restructurings:
Number of loans	2	2	—	7	25	—	36
Pre-modification outstanding balance	$423	$1,571	$—	$708	$130	$—	$2,832
Post-modification outstanding balance	408	1,565	—	696	130	—	2,799

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

The following table presents a summary of loans by portfolio that were restructured during the year ended December 31, 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2017:

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

The following table presents a summary of loans by portfolio that were restructured during the year ended December 31, 2016 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the year ended December 31, 2016:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
	Commercial	Estate	Development	Estate	Consumer	Financing	Total
(dollars in thousands)
Troubled debt restructurings:
Number of loans	3	2	—	3	—	—	8
Pre-modification outstanding balance	$685	$10,207	$—	$206	$—	$—	$11,098
Post-modification outstanding balance	647	10,139	—	206	—	—	10,992

Troubled debt restructurings that subsequently defaulted
Number of loans	—	1	—	—	—	—	1
Recorded balance	$—	$28	$—	$—	$—	$—	$28

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. PCI loans are purchased loans that have evidence of credit deterioration since origination, and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and nonaccrual status. The difference between contractually required principal and interest at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in impairment, which is recorded as provision for loan losses in the consolidated statements of income. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Accretion recorded as loan interest income totaled $6.1 million, $5.5 million and $8.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Accretable yield of PCI loans, or income expected to be collected was as follows for the years ended December 31, 2018, 2017 and 2016:

(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$5,732	$9,035	$10,526
New loans purchased – Alpine acquisition	6,095	—	—
New loans purchased – Centrue acquisition	—	1,929	—
Accretion	(6,092)	(5,546)	(8,579)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	2,682	120	915
Reclassification from non-accretable	3,823	194	6,173
Balance, end of period	$12,240	$5,732	$9,035

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

Changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018			2017			2016
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Balance, beginning of period	$14,902	$1,529	$16,431	$13,744	$1,118	$14,862	$14,093	$1,895	$15,988
Provision for loan losses	9,246	184	9,430	9,295	261	9,556	6,425	(834)	5,591
Loan charge-offs	(6,844)	(145)	(6,989)	(9,822)	—	(9,822)	(7,668)	(68)	(7,736)
Loan recoveries	2,031	—	2,031	1,685	150	1,835	894	125	1,019
Net loan (charge-offs) recoveries	(4,813)	(145)	(4,958)	(8,137)	150	(7,987)	(6,774)	57	(6,717)
Balance, end of period	$19,335	$1,568	$20,903	$14,902	$1,529	$16,431	$13,744	$1,118	$14,862

             In 2018, the Company recorded $6.8 million of non-PCI loan charge-offs. In 2017, the Company recorded $9.8 million of non-PCI loan charge-offs, which included a $4.6 million charge-off on a nonperforming commercial real estate loan to one borrower and a $1.2 million charge-off on nonperforming commercial loans related to a single credit relationship as a result of the deterioration in the borrower’s collateral position on the respective loans. In 2016, the Company recorded $7.7 million of non-PCI loan charge-offs, which included a $1.6 million charge-off on a nonperforming commercial loan to one borrower, a $1.4 million charge-off on a nonperforming commercial loan to one borrower and a $530,000 charge-off on nonperforming commercial loans related to a single credit relationship as a result of the deterioration in the borrower’s collateral position on the respective loans.

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the year ended December 31, 2018 and provides details regarding the balance in the allowance for loan losses and the recorded investment in loans as of December 31, 2018 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses in 2018:
Beginning balance	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	4,941	(207)	(227)	(517)	2,156	3,284	9,430
Charge-offs	(1,236)	(492)	—	(361)	(1,876)	(3,024)	(6,989)
Recoveries	563	378	81	169	530	310	2,031
Ending balance	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Allowance for loan losses at December 31, 2018 attributable to:
Loans individually evaluated for impairment	$4,405	$476	$48	$233	$—	$330	$5,492
Loans collectively evaluated for impairment	43	47	6	321	45	31	493
Non-impaired loans collectively evaluated for impairment	4,971	3,356	318	1,051	1,926	1,728	13,350
Loans acquired with deteriorated credit quality (1)	105	844	—	436	183	—	1,568
Total allowance for loan losses	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Recorded investment (loan balance) at December 31, 2018:
Impaired loans individually evaluated for impairment	$8,520	$23,431	$1,249	$3,929	$5	$668	$37,802
Impaired loans collectively evaluated for impairment	408	437	58	3,341	564	289	5,097
Non-impaired loans collectively evaluated for impairment	797,099	1,596,035	222,591	562,019	610,839	263,094	4,051,677
Loans acquired with deteriorated credit quality (1)	4,857	19,252	8,331	8,759	1,776	—	42,975
Total recorded investment (loan balance)	$810,884	$1,639,155	$232,229	$578,048	$613,184	$264,051	$4,137,551

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the year ended December 31, 2017 and provides details regarding the balance in the allowance for loan losses and the recorded investment in loans as of December 31, 2017 by impairment evaluation method:

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

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of December 31, 2018 and 2017 is as follows:

(dollars in thousands)	2018	2017
Land	$20,231	$16,109
Buildings and improvements	76,141	63,837
Furniture and equipment	29,858	25,843
Total	126,230	105,789
Accumulated depreciation	(31,390)	(29,627)
Premises and equipment, net	$94,840	$76,162

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $5.0 million, and $5.1 million, respectively.

Note 7 – Mortgage Servicing Rights

The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of approximately $3.98 billion at December 31, 2018 and 2017. Changes in our commercial FHA mortgage servicing rights were as follows for the years ended December 31, 2018, 2017 and 2016:

(dollars in thousands)	2018	2017	2016
Mortgage servicing rights:
Balance, beginning of period	$55,714	$52,006	$47,589
Originated servicing	3,174	6,287	6,805
Amortization	(2,636)	(2,579)	(2,388)
Balance, end of period	56,252	55,714	52,006
Valuation allowances:
Balance, beginning of period	3,254	1,712	—
Additions	931	1,542	1,920
Reductions	(1,380)	—	(208)
Balance, end of period	2,805	3,254	1,712
Mortgage servicing rights, net	$53,447	$52,460	$50,294
Fair value:
At beginning of period	$52,460	$50,294	$47,589
At end of period	$53,447	$52,460	$50,294

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial portfolio, used in the valuation of servicing rights at December 31, 2018 and 2017. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
December 31, 2018:
Commercial FHA mortgage loans	0.13%	3.67%	30.1	8.24%	$1,000	10 - 14%

December 31, 2017:
Commercial FHA mortgage loans	0.12%	3.67%	30.3	8.27%	$1,000	10 - 14%

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

At December 31, 2018 and 2017, the Company serviced residential mortgage loans for others with unpaid principal balances of approximately $897.6 million and $1.99 billion, respectively. During the year ended December 31, 2017, the Company recognized a $4.1 million loss to reflect certain residential mortgage servicing rights classified as held for sale at the lower of their carrying value or fair value less estimated costs to sell. On January 2, 2018, the Company sold its $10.2 million of residential mortgage servicing rights held for sale. Subsequent to this sale, the Company transferred all remaining residential mortgage servicing rights to mortgage servicing rights held for sale. At

December 31, 2018, residential mortgage servicing rights of $3.5 million are reflected in the consolidated balance sheet as mortgage servicing rights held for sale.

Note 8 – Goodwill and Intangible Assets

At December 31, 2018 and 2017, goodwill totaled $164.7 million and $98.6 million, respectively, reflecting an increase as a result of the Alpine acquisition on February 28, 2018, as further discussed in Note 2 to the consolidated financial statements. Goodwill represents the amount by which the cost of an acquisition exceeded fair value of net assets acquired in connection with the purchase of another financial institution. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its most recent annual goodwill impairment test as of September 30, 2018 and concluded that no impairment existed as of that date.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2018 and 2017.

(dollars in thousands)	2018	2017
Banking	$149,035	$82,986
Commercial FHA origination and servicing	10,892	10,892
Wealth management	4,746	4,746
Total goodwill	$164,673	$98,624

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of December 31, 2018 and 2017 are summarized as follows:

	2018			2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$52,712	$(24,803)	$27,909	$31,612	$(18,943)	$12,669
Customer relationship intangibles	13,771	(4,304)	9,467	7,471	(3,208)	4,263
Total intangible assets	$66,483	$(29,107)	$37,376	$39,083	$(22,151)	$16,932

In conjunction with the acquisition of Alpine on February 28, 2018, we recorded $21.1 million of core deposit intangibles and $6.3 million of customer relationship intangibles, which are both being amortized on an accelerated basis over an estimated useful life of 13 years, as further discussed in Note 2 to the consolidated financial statements.

Amortization of intangible assets was $7.0 million, $3.3 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2019	$6,716
2020	5,792
2021	5,032
2022	4,326
2023	3,620
Thereafter	11,890
Total	$37,376

Note 9 – Derivative Instruments

As part of the Company’s overall management of interest rate sensitivity, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including interest rate lock commitments, forward commitments to sell mortgage-backed securities and interest rate swap contracts.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities

The Company issues interest rate lock commitments on originated fixed-rate commercial and residential real estate loans to be sold.  The interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets in the consolidated balance sheets. Changes in the fair value of derivative financial instruments are recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

The following tables summarize the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at December 31, 2018 and 2017:

	Notional Amount		Fair Value Gain
(dollars in thousands)	2018	2017	2018	2017
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$264,710	$345,152	$4,492	$6,331
Forward commitments to sell mortgage-backed securities	276,871	372,824	—	31
Total	$541,581	$717,976	$4,492	$6,362

	Notional Amount		Fair Value Loss
(dollars in thousands)	2018	2017	2018	2017
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$54	$—	$—	$—

Net losses recognized on derivative instruments were $2.0 million and $16,000 for the years ended December 31, 2018 and December 31, 2017, respectively. Net gains recognized on derivative instruments were $351,000 for the year ended December 31, 2016. Net gains or losses on derivative instruments were recognized in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Interest Rate Swap Contracts

The Company entered into interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings. These derivative contracts do not qualify for hedge accounting.

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.5 million and $10.0 million at December 31, 2018 and 2017, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $145,000 and $17,000 at December 31, 2018 and 2017, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Noninterest-bearing demand	$972,164	$724,443
Interest-bearing:
Checking	1,002,275	785,934
Money market	862,171	646,426
Savings	442,132	281,212
Time	795,428	693,074
Total deposits	$4,074,170	$3,131,089

Included in time deposits are time certificates of $250,000 or more and brokered certificates of deposits of $76.0 million and $161.6 million as of December 31, 2018, respectively, and $69.9 million and $190.3 million as of December 31, 2017, respectively.

Investment securities with a carrying amount of $182.4 million and $116.0 million were pledged for public deposits at December 31, 2018 and 2017, respectively. Standby letters of credit issued by the FHLB on our behalf of $120.0 million were pledged for public deposits at December 31, 2018 and 2017.

As of December 31, 2018, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	Amount
Year ending December 31,
2019	$523,651
2020	135,754
2021	97,871
2022	22,183
2023	15,968
Thereafter	1
Total	$795,428

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates for each of the years ended December 31, 2018 and 2017:

	Repurchase Agreements
(dollars in thousands)	2018	2017
Outstanding at period-end	$124,235	$156,126
Average amount outstanding	138,135	163,461
Maximum amount outstanding at any month end	173,387	196,278
Weighted average interest rate:
During period	0.51%	0.23%
End of period	0.71%	0.28%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $132.2 million and $157.2 million at December 31, 2018 and 2017, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $56.8 million and $32.5 million at December 31, 2018 and 2017, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $67.6 million and $36.5 million at December 31, 2018 and 2017, respectively. There were no outstanding borrowings at December 31, 2018 and 2017.

At December 31, 2018, the Company had federal funds lines of credit totaling $45.0 million.  These lines of credit were unused at December 31, 2018.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our FHLB advances and other borrowings as of December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 4.63% and 3.63% at December 31, 2018 and 2017, respectively – maturing May 25, 2020	$32,840	$37,113
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $87.7 million and $145.0 million, at rates averaging 2.35% and 1.35% at December 31, 2018 and 2017, respectively – maturing through February 2023, and putable fixed rate of $520.0 million and $305.0 million at rates averaging 2.09% and 1.29% at December 31, 2018 and 2017, respectively, – maturing through August 2025 with call provisions through August 2021	607,610	450,137
FHLB advances – variable rate, fixed term, at rates averaging 1.20% at December 31, 2017 – maturing through March 2018	—	9,000
Other	—	5
Total FHLB advances and other borrowings	$640,631	$496,436

In May 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The term loan matures on May 25, 2020 and pays a variable rate of interest equal to one-month LIBOR plus 225 basis points. Beginning September 1, 2017, the Company was required to begin making quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Company’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At December 31, 2018, the Company was in compliance with or has obtained waivers for each of these financial covenants.

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 2 to the consolidated financial statements, each share of Centrue’s Series B preferred stock was converted into the right to receive a share of a newly created series of Series G preferred stock of the Company, and was recorded at fair value of $181,000 at the time of acquisition.

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.22 billion and $1.86 billion at December 31, 2018 and 2017, respectively.

Contractual payments over the next five years for FHLB advances and other borrowings are as follows:

(dollars in thousands)	Amount
2019	$73,074
2020	30,953
2021	5,814
2022	153,210
2023	267,580
Thereafter	110,000
Total	$640,631

Note 13 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Subordinated debt issued June 2015 – fixed interest rate of 6.00% for the first five years through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	$39,871	$39,800
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,831	14,805
Subordinated debt issued October 2017 - fixed interest rate of 6.25% for the first five years through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 maturing October 15, 2027	39,432	39,367
Total subordinated debt	$94,134	$93,972

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

Note 14 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures as of December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 5.23% and 4.11% at December 31, 2018 and 2017, respectively – $10,310 maturing April 23, 2034	$10,272	$10,269
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 5.37% and 4.23%, at December 31, 2018 and 2017, respectively – $3,093 maturing January 23, 2034	2,209	2,151
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 4.54% and 3.34% at December 31, 2018 and 2017, respectively – $20,619 maturing December 31, 2036	14,074	13,911
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 4.21% and 2.98% at December 31, 2018 and 2017, respectively – $20,619 maturing September 6, 2037	13,249	13,084
Centrue Statutory Trust II - variable interest rate equal to LIBOR plus 2.65%, which was 5.44% and 4.25% at December 31, 2018 and 2017, respectively - $10,310 maturing June 17, 2034	7,990	7,915
Total trust preferred debentures	$47,794	$47,330

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

In conjunction with the acquisition of Grant Park Bancshares, Inc. on June 5, 2013, the Company assumed $3.0 million of subordinated debentures that were recorded at a fair value of $1.8 million at the time of acquisition. On December 19, 2003, the Grant Park Statutory Trust I (“Grant Park Trust”) issued 3,000 shares of preferred securities with a liquidation amount of $1,000 per security. Grant Park issued $3.0 million of subordinated debentures to the Grant Park Trust in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of the Grant Park Trust; therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

In conjunction with the acquisition of Love Savings Holding Company (“LSHC”) on December 31, 2014, the Company assumed $40.0 million of subordinated debentures that were recorded at a fair value of $26.1 million at the time of acquisition. On November 30, 2006, the Love Savings/Heartland Capital Trust III (“LSHC Trust III”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC issued $20.0 million of subordinated debentures to LSHC Trust III in exchange for ownership of all the common securities of the trust. On June 6, 2007, the Love Savings/Heartland Capital Trust IV (“LSHC Trust IV”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC issued $20.0 million of subordinated debentures to LSHC Trust IV in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of LSHC Trust III or LSHC Trust IV; therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trusts was $1.2 million and is included in other assets.

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 2 to the consolidated financial statements, the Company assumed $10.0 million of subordinated debentures that were recorded at a fair value of $7.6 million at the time of acquisition. In April 2004, the Centrue Statutory Trust II (“Centrue Trust II”) issued 10,000 shares of preferred securities with a liquidation amount of $1,000 per preferred security. Centrue issued $10.0 million of subordinated debentures to Centrue Trust II in exchange for ownership of all the common securities of the trust.  The Company is not considered the primary beneficiary of Centrue Trust II; therefore, the trust is not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are shown as a liability, and the Company’s investment in the common stock of Centrue Trust II of $310,000 is included in other assets.

For all of the debentures mentioned above, interest is payable quarterly. The debentures and the common securities issued by each of the trusts are redeemable in whole or in part on dates each quarter at the redemption price plus interest accrued to the redemption date, as specified in the trust indenture document. The debentures are also redeemable in whole or in part from time to time upon the occurrence of “special events” defined within the indenture document. Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related debentures, and, with certain exceptions, prevent the Company from declaring or paying cash distributions on common stock or debt securities that rank pari passu or junior to the subordinated debenture.

Note 15 – Income Taxes

The components of income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows:

(dollars in thousands)	2018	2017	2016
Federal:
Current	$55	$(696)	$1,718
Deferred	6,748	11,632	11,381
State:
Current	807	(921)	2,630
Deferred	3,774	400	3,160
Total income tax expense	$11,384	$10,415	$18,889

The Company’s income tax expense differed from the statutory federal rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 as follows:

(dollars in thousands)	2018	2017	2016
Expected income taxes	$10,665	$9,244	$17,648
Less income tax effect of:
Tax exempt interest, net	(1,441)	(1,635)	(1,637)
State tax, net of federal benefit	4,028	(110)	3,132
Increase in cash surrender value of life insurance policies	(854)	(969)	(1,007)
Equity-based compensation benefit	(62)	(1,297)	(366)
Non-deductible transaction costs	71	389	—
Valuation allowance	(409)	(229)	631
Effect of federal rate change enacted in 2017	—	4,540	—
Other	(614)	482	488
Actual income tax expense	$11,384	$10,415	$18,889

Deferred tax assets, net in the accompanying consolidated balance sheets as of December 31, 2018 and 2017 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2018	2017
Assets:
Allowance for loan losses	$5,748	$4,405
Deferred compensation	2,158	1,896
Loans	6,579	3,896
Write-down of other real estate owned	563	776
Tax credits	1,041	1,501
Nonaccrual interest	730	708
Unrealized loss on securities	802	—
Stock compensation	700	907
Deferred loan fees, net of costs	—	133
Net operating losses	17,417	20,097
Accrued litigation	179	101
Allowance for repurchase reserves	135	100
Allowance for unfunded commitments	319	180
Fair value adjustment on investments	1,330	—
Charitable contributions	202	58
Other, net	720	324
Deferred tax assets	38,623	35,082
Valuation allowance	—	(409)
Deferred tax assets, net of valuation allowance	38,623	34,673
Liabilities:
Premises and equipment	3,522	1,657
Unrealized gain on securities	—	412
Mortgage servicing rights	11,460	11,424
Fair value adjustment on trust preferred debentures	4,694	4,700
Federal Home Loan Bank stock dividends	391	310
Deferred loan costs, net of fees	1,495	—
Intangible assets	8,741	2,729
Accounting method changes	74	399
Prepaid expenses	708	796
Software development costs	1,667	—
Leased equipment	4,351	—
Other, net	269	222
Deferred tax liabilities	37,372	22,649
Deferred tax assets, net	$1,251	$12,024

At December 31, 2018 and 2017, the accumulation of prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax‑restricted retained earnings will be used in a manner that would create federal income tax liabilities.

The Company had $62.6 million of federal net operating loss carryforwards expiring 2021 through 2034, $53.4 million of Illinois post-apportioned net operating loss carryforwards expiring 2022 through 2026, and $62.6 million of Missouri pre-apportioned net operating loss carryforwards expiring 2021 through 2034, at December 31, 2018. The utilization of the federal and Missouri net operating losses are subject to the limitations of IRC Section 382.

The Company has a federal alternative minimum tax credit carryforward of $3.6 million that can be carried forward indefinitely and became a refundable credit with the enactment of the Tax Act on December 22, 2017. As of December 31, 2018 and 2017 this credit is not reflected in deferred tax assets and is presented in income taxes receivable.

The Company has state tax credit carryforwards of $1.0 million with a five year carryforward period, and expiring between 2019 and 2023. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.

As a result of the enactment of the Tax Act on December 22, 2017, the Company was required to write down deferred tax assets by $4.5 million.  Following the guidance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), the write down of the deferred tax assets was determined using reasonable estimates for certain effects of tax reform, and the Company recorded the amount of the write down as a provisional amount at December 31, 2017. The final analysis of the impact of the Tax Act was completed once the Company finalized its 2017 tax returns in the third quarter of 2018. The results of this analysis yielded an immaterial true-up to the $4.5 million provisional estimate previously recorded in 2017.

We had no unrecognized tax benefits as of December 31, 2018 and 2017, and did not recognize any increase of unrecognized benefits during 2018 relative to any tax positions taken during the year.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2018 and 2017.

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2017, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to state tax credit carryforwards.  A valuation allowance in the amount of $409,000 was established for the state tax credit carryforwards at December 31, 2017. During 2018 the valuation allowance for the state tax credit carryforwards was released due to a one-time restructuring event that created taxable income that was offset by the utilization of the state tax credits prior to their expiration. For the Company’s remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2015 through 2017 and for state taxing authorities are 2014 through 2017.

Note 16 – Retirement Plans

We sponsor the Midland States Bank 401(k) Profit Sharing Plan which provides retirement benefits to substantially all of our employees. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2018, 2017 and 2016. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company matches 50% of employee contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.8 million, $1.2 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Certain directors and executive officers participate in a deferred compensation arrangement. We match 25% of the amount deferred by directors who defer all of their director fees into a Company stock unit account. At December 31, 2018 and 2017, the accrued liability for these arrangements totaled $4.2 million and $3.8 million, respectively, and was reflected in other liabilities in the consolidated balance sheets. Expenses associated with these arrangements were $754,000, $659,000 and $605,000 for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, there were distributions made of $356,000, $100,000 and $126,000, respectively.

In November 2015, the Company entered into a supplemental retirement agreement with its former Chief Executive Officer (“CEO”). The former CEO is eligible to receive supplemental retirement payments in each of 2019, 2020 and 2021 equal to 50%, 40% and 30%, respectively, of his final salary on December 31, 2018 (retirement date). The Company expensed $282,000, $210,000 and $219,000 for the years ended December 31, 2018, 2017 and 2016, respectively, for this arrangement.

Midland participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory defined benefit pension plan for certain former employees of Heartland Bank who have met prescribed eligibility requirements. The multiple‑employer plan operates as a single plan under Internal Revenue code 413(c) and, as a result, all of the amounts contributed by the participating institutions are maintained in the aggregate. The plan is funded based on an annual valuation performed by the plan administrator. Benefits under the plan were frozen in 2004. The funded status of the plan (market value of assets divided by funding target) was 121.96% as of July 1, 2018, the latest actuarial valuation date. Future costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits will be expensed as incurred. The minimum required contribution for these costs in 2018 and 2017 was $122,000 and $121,000, respectively.

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

Stock Option awards were granted during the years ended December 31, 2017 and 2016. The fair value of each grant is estimated at the grant date using the Black‑Scholes option‑pricing model with the following weighted average assumptions:

	2017		2016
Dividend yield	2.50%		3.00%
Expected volatility	16.63		16.98
Risk free interest rate	2.12		1.64
Expected life	6.25	years	6.25	years

The summary of our stock option activity during the years ended December 31, 2018 and 2017 is as follows:

	2018				2017
			Weighted				Weighted
		Weighted	average			Weighted	average
		average	remaining			average	remaining
		exercise	contractual			exercise	contractual
	Shares	price	life		Shares	price	life
Options outstanding, beginning of year	1,148,537	$19.39			1,319,259	$18.73
Options granted	—	—			31,259	32.89
Options exercised	(108,344)	16.42			(179,760)	16.02
Options forfeited	(34,049)	26.27			(22,221)	26.08
Options outstanding, end of year	1,006,144	$19.48	4.9	years	1,148,537	$19.39	5.8	years
Options exercisable	885,817	$18.53	4.6	years	673,706	$17.55	4.6	years
Options vested and expected to vest	991,774	$19.38	4.9	years	1,088,853	$19.27	5.7	years

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2018 was $3.8 million and $3.8 million, respectively. As of December 31, 2018, there was $311,000 of total unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under our stock option plans. This cost is expected to be recognized over a period of 1.7 years. The weighted average fair value of options granted during the years ended December 31, 2017 and 2016 was $4.33 and $2.94, respectively.

The total intrinsic value and cash received from options exercised under all share‑based payment arrangements was $1.6 million and $1.8 million, respectively, for the year ended December 31, 2018, $2.3 million and $2.9 million, respectively, for the year ended December 31, 2017, and $971,000 and $890,000, respectively, for the year ended December 31, 2016.

The following table summarizes information about the Company’s nonvested stock option activity for 2018:

		Weighted
		average
		grant date
Stock Options	Shares	fair value
Nonvested at December 31, 2017	474,831	$2.83
Granted	—	—
Vested	(324,508)	2.72
Forfeited	(29,996)	2.91
Nonvested at December 31, 2018	120,327	$3.11

In 2018 and 2017, the Company granted 138,683 and 70,951 shares of restricted stock awards, respectively. These awards have a vesting period of four years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Also, in 2017, the Company granted 12,965 restricted stock unit awards that may be settled in cash or stock, at the election of the recipient. These awards had a vesting period of one year. They were classified as liability awards and measured at each financial reporting date until settled.

A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

		Weighted
		average
	Number	grant date
	outstanding	fair value
Nonvested at December 31, 2017	149,368	$28.83
Granted during the year	138,683	28.47
Vested during the year	(56,907)	27.95
Forfeited during the year	(33,427)	30.17
Nonvested at December 31, 2018	197,717	$28.61

As of December 31, 2018, there was $5.3 million of total unrecognized compensation cost related to the nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.3 years.

The weighted average grant date fair value for restricted stock awards was $28.47, $31.03 and $27.38 during the years ended December 31, 2018, 2017 and 2016, respectively.

Compensation cost that has been charged against income for these plans was $1.8 million, $1.8 million and $1.1 million for 2018, 2017 and 2016, respectively.

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

Note 19 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the years ended December 31, 2018, 2017 and 2016 excluded antidilutive stock options of 31,259, 662 and 114,648, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective years. Presented below are the calculations for basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016:

(dollars in thousands, except per share data)	2018	2017	2016
Net income	$39,421	$16,056	$31,542
Preferred stock dividends	(330)	(184)	—
Preferred stock, premium amortization	189	101	—
Net income available to common shareholders equity	39,280	15,973	31,542
Common shareholder dividends	(19,838)	(13,922)	(9,797)
Unvested restricted stock award dividends	(139)	(86)	(56)
Undistributed earnings to unvested restricted stock awards	(123)	(11)	(110)
Undistributed earnings to common shareholders	$19,180	$1,954	$21,579
Basic
Distributed earnings to common shareholders	$19,838	$13,922	$9,797
Undistributed earnings to common shareholders	19,180	1,954	21,579
Total common shareholders earnings, basic	$39,018	$15,876	$31,376
Diluted
Distributed earnings to common shareholders	$19,838	$13,922	$9,797
Undistributed earnings to common shareholders	19,180	1,954	21,579
Total common shareholders earnings	39,018	15,876	31,376
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	2	—	2
Total common shareholders earnings, diluted	$39,020	$15,876	$31,378
Weighted average common shares outstanding, basic	23,130,475	17,781,631	14,130,552
Options and warrants	418,550	501,583	298,287
Weighted average common shares outstanding, diluted	23,549,025	18,283,214	14,428,839
Basic earnings per common share	$1.69	$0.89	$2.22
Diluted earnings per common share	1.66	0.87	2.17

Note 20 – Capital Requirements

The Company’s primary source of cash is dividends received from the Bank. The Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation and the FDIC as to the maximum amount of dividends the Bank can pay to us. As a practical matter, the Bank restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

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

Beginning on January 1, 2016, a capital conservation buffer became effective for banking organizations, which is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. The minimum capital conservation buffer in 2017 was 1.25%, 1.875% in 2018, and was fully phased in at 2.5% on January 1, 2019.

As of December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

At December 31, 2018 and 2017, the Company’s and the Bank’s actual and required capital ratios were as follows:

	2018
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$584,409	12.79%	$365,547	8.00%	N/A	N/A
Midland States Bank	583,465	12.76	365,894	8.00	$457,368	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	468,212	10.25	274,160	6.00	N/A	N/A
Midland States Bank	561,402	12.27	274,421	6.00	365,894	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	400,480	8.76	205,620	4.50	N/A	N/A
Midland States Bank	561,402	12.27	205,815	4.50	297,289	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	468,212	8.53	219,602	4.00	N/A	N/A
Midland States Bank	561,402	10.22	219,622	4.00	274,528	5.00

	2017
					Required to be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$478,914	13.26%	$288,895	8.00%	N/A	N/A
Midland States Bank	445,285	12.32	289,252	8.00	$361,565	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	367,841	10.19	216,671	6.00	N/A	N/A
Midland States Bank	428,184	11.84	216,939	6.00	289,252	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	304,974	8.45	162,503	4.50	N/A	N/A
Midland States Bank	428,184	11.84	162,704	4.50	235,017	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	367,841	8.63	170,566	4.00	N/A	N/A
Midland States Bank	428,184	10.04	170,608	4.00	213,260	5.00

Note 21 – Fair Value of Financial Instruments

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
•

Level 2: Significant other observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment securities available for sale. The fair values for investment securities available for sale are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2018 or 2017 for assets measured at fair value on a recurring basis.

Loans held for sale. The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Mortgage servicing rights held for sale. The fair value of mortgage servicing rights held for sale is determined by quoted market prices less costs to sell (Level 1).

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of December 31, 2018 and 2017, are summarized below:

	2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,650	$24,650	$—	$—
Government sponsored entity debt securities	75,684	—	75,684	—
Agency mortgage-backed securities	326,305	—	326,305	—
State and municipal securities	159,262	—	159,262	—
Corporate securities	71,550	—	69,627	1,923
Equity securities	3,334	—	3,334	—
Loans held for sale	30,401	—	30,401	—
Interest rate lock commitments	4,492	—	4,492	—
Interest rate swap contracts	145	—	145	—
Total	$695,823	$24,650	$669,250	$1,923
Liabilities
Interest rate swap contracts	$145	$—	$145	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$53,447	$—	$—	$53,447
Mortgage servicing rights held for sale	3,545	3,545	—	—
Impaired loans	11,238	—	9,226	2,012
Other real estate owned	1,439	—	1,439	—
Assets held for sale	1,687	—	1,687	—

	2017
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$27,718	$27,718	$—	$—
Government sponsored entity debt securities	25,211	—	25,211	—
Agency mortgage-backed securities	232,387	—	232,387	—
State and municipal securities	102,567	—	102,567	—
Corporate securities	59,812	—	55,033	4,779
Equity Securities	2,830	—	2,830	—
Loans held for sale	50,089	—	50,089	—
Interest rate lock commitments	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	—	31	—
Interest rate swap contracts	17	—	17	—
Total	$506,993	$27,718	$474,496	$4,779
Liabilities
Interest rate swap contracts	17	—	$17	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$56,352	$—	$—	$56,352
Mortgage servicing rights held for sale	10,176	10,176	—	—
Impaired loans	9,385	—	7,631	1,754
Other real estate owned	801	—	801	—
Assets held for sale	3,358	—	3,358	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the years ended December 31, 2018, 2017 and 2016:

(dollars in thousands)	2018	2017	2016
Mortgage servicing rights	$—	$2,324	$3,135
Mortgage servicing rights held for sale	458	4,059	—
Impaired loans	5,800	7,096	2,459
Other real estate owned	301	253	247
Assets held for sale	—	1,516	1,646
Total loss on assets measured on a nonrecurring basis	$6,559	$15,248	$7,487

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	2018	2017
			Non-Agency
	Corporate	Corporate	Mortgage-Backed
(dollars in thousands)	Securities	Securities	Securities
Balance, beginning of period	$4,779	$7,480	$1
Total realized in earnings (1)	242	289	—
Total unrealized in other comprehensive income	(36)	264	—
Net settlements (principal and interest)	(3,062)	(3,254)	(1)
Balance, end of period	$1,923	$4,779	$—

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at December 31, 2018:

Non-recurring	Fair Value	Valuation	Unobservable
fair value measurements	(dollars in thousands)	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$53,447	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.12%)

Impaired loans	$2,012	Fair value of collateral	Discount for type of property,	5.00% - 7.26% (5.26%)
			age of appraisal and current status

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at December 31, 2017:

Non-recurring	Fair Value	Valuation	Unobservable
fair value measurements	(dollars in thousands)	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$56,352	Discounted cash flow	Prepayment speed	6.36% - 42.90% (8.83%)
			Discount rate	8.00% - 14.50% (11.18%)

Impaired loans	$1,754	Fair value of collateral	Discount for type of property,	4.84% - 18.24% (8.64%)
			age of appraisal and current status

Mortgage Servicing Rights. In accordance with GAAP, the Company must record impairment charges on mortgage servicing rights on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights at December 31, 2018 and 2017 were $53.4 million and $56.4 million, respectively.

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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2018 and 2017:

	2018			2017
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Residential loans held for sale	$8,121	$484	$7,637	$12,241	$374	$11,867
Commercial loans held for sale	22,280	595	21,685	37,846	343	37,503
Total loans held for sale	$30,401	$1,079	$29,322	$50,087	$717	$49,370

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Residential loans held for sale	$6	$(74)
Commercial loans held for sale	252	(650)
Total loans held for sale	$258	$(724)

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of December 31, 2018 and 2017:

	2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$210,780	$210,780	$210,780	$—	$—
Federal funds sold	2,920	2,920	2,920	—	—
Investment securities available for sale	660,785	660,785	24,650	634,212	1,923
Nonmarketable equity securities	42,472	42,472	—	42,472	—
Loans, net	4,116,648	4,091,438	—	—	4,091,438
Loans held for sale	30,401	30,401	—	30,401	—
Accrued interest receivable	16,560	16,560	—	16,560	—
Interest rate lock commitments	4,492	4,492	—	4,492	—
Interest rate swap contracts	145	145	—	145	—
Liabilities
Deposits	$4,074,170	$4,069,098	$—	$4,069,098	$—
Short-term borrowings	124,235	124,235	—	124,235	—
FHLB and other borrowings	640,631	641,050	—	641,050	—
Subordinated debt	94,134	91,926	—	91,926	—
Trust preferred debentures	47,794	56,805	—	56,805	—
Accrued interest payable	4,855	4,855	—	4,855	—
Interest rate swap contracts	145	145	—	145	—

	2017
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$214,519	$214,519	$214,519	$—	$—
Federal funds sold	683	683	683	—	—
Investment securities available for sale	450,525	450,525	27,718	418,028	4,779
Nonmarketable equity securities	34,796	34,796	—	34,796	—
Loans, net	3,210,247	3,200,016	—	—	3,200,016
Loans held for sale	50,089	50,089	—	50,089	—
Accrued interest receivable	11,715	11,715	—	11,715	—
Interest rate lock commitments	6,331	6,331	—	6,331	—
Forward commitments to sell mortgage-backed securities	31	31	—	31	—
Interest rate swap contracts	17	17	—	17	—
Liabilities
Deposits	$3,131,089	$3,127,626	$—	$3,127,626	$—
Short-term borrowings	156,126	156,126	—	156,126	—
FHLB and other borrowings	496,436	494,634	—	494,634	—
Subordinated debt	93,972	90,860	—	90,860	—
Trust preferred debentures	45,379	46,069	—	46,069	—
Accrued interest payable	2,531	2,531	—	2,531	—
Interest rate swap contracts	17	17	—	17	—

The methods utilized to estimate fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

Note 22 – Commitments, Contingencies and Credit Risk

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal actions, which are not reflected in the consolidated financial statements. No material losses are anticipated as a result of these actions or claims.

We are obligated under noncancelable operating leases for office space and other commitments. Certain leases contain escalation clauses providing for increased rental payments based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases included in occupancy and equipment expense was approximately $3.2 million, $2.7 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The projected minimum rental payments under the terms of the leases as of December 31, 2018 are as follows:

(dollars in thousands)	Amount
Year ending December 31:
2019	$2,878
2020	2,361
2021	2,193
2022	1,955
2023	1,397
Thereafter	2,249
Total estimated lease payments	$13,033

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Commitments to extend credit	$663,555	$568,356
Financial guarantees – standby letters of credit	142,859	142,189

The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2018 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $11,000, $17,000 and $83,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The liability for unresolved repurchase demands totaled $492,000 and $371,000 at December 31, 2018 and 2017, respectively.

Note 23 – Segment Information

Our business segments are defined as Banking, Commercial FHA Origination and Servicing, Wealth Management and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment leasing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The commercial FHA origination and servicing segment provides for the origination and servicing of government sponsored mortgages for multifamily and healthcare facilities. The wealth management segment consists of trust and fiduciary services, brokerage and retirement planning services. The other segment includes the operating results of the parent company, our captive insurance business unit, and the elimination of intercompany transactions.

During 2018, the Company re-evaluated its business segments and changed the composition of its reportable segments to those described above and restated all prior period information.

Selected business segment financial information as of and for the years ended December 31, 2018, 2017 and 2016 were as follows:

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
December 31, 2018
Net interest income (expense)	$190,883	$(422)	$298	$(10,672)	$180,087
Provision for loan losses	9,430	—	—	—	9,430
Noninterest income	40,313	11,457	20,484	(463)	71,791
Noninterest expense	165,744	15,058	11,680	(839)	191,643
Income (loss) before income taxes (benefit)	56,022	(4,023)	9,102	(10,296)	50,805
Income taxes (benefit)	14,154	(979)	514	(2,305)	11,384
Net income (loss)	$41,868	$(3,044)	$8,588	$(7,991)	$39,421
Total assets	$5,571,752	$91,108	$18,218	$(43,405)	$5,637,673

December 31, 2017
Net interest income (expense)	$135,974	$312	$524	$(7,148)	$129,662
Provision for loan losses	9,556	—	—	—	9,556
Noninterest income	27,955	18,570	13,339	(502)	59,362
Noninterest expense	129,626	13,729	8,823	819	152,997
Income (loss) before income taxes (benefit)	24,747	5,153	5,040	(8,469)	26,471
Income taxes (benefit)	17,102	(1,033)	423	(6,077)	10,415
Net income (loss)	$7,645	$6,186	$4,617	$(2,392)	$16,056
Total assets	$4,336,301	$99,685	$15,979	$(39,264)	$4,412,701

December 31, 2016
Net interest income (expense)	$109,950	$1,003	$—	$(5,699)	$105,254
Provision for loan losses	5,591	—	—	—	5,591
Noninterest income	41,055	22,979	8,073	(50)	72,057
Noninterest expense	99,003	15,104	6,533	649	121,289
Income (loss) before income taxes (benefit)	46,411	8,878	1,540	(6,398)	50,431
Income taxes (benefit)	17,129	3,332	115	(1,687)	18,889
Net income (loss)	$29,282	$5,546	$1,425	$(4,711)	$31,542
Total assets	$3,170,630	$129,943	$5,550	$(72,400)	$3,233,723

Note 24 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the years ended December 31, 2018, 2017 and 2016, the Company paid $418,000, $20,000 and $161,000, respectively, to this company for work on various projects.

A former member of our board of directors had an ownership interest in the Company’s office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities as of December 31, 2018. During the years ended December 31, 2018, 2017 and 2016, the Company paid rent on these properties of $712,000, $719,000 and $706,000, respectively.

A member of our board of directors has an ownership interest in a building the Company utilizes for office space located in Effingham, IL. During the year ended December 31, 2018, the Company paid rent on this space of $42,000.

A member of our board of directors is an executive and board member of a company we utilize for relationship and marketplace studies. During the year ended December 31, 2017, the Company paid $116,000 for these services.

Note 25 – Revenue From Contracts with Customers

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

Wealth Management Revenue. Wealth management revenue is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company also earns investment advisory fees through its SEC registered investment advisory subsidiary. The Company’s performance obligation in both of these instances is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and contractually determined fee schedules. Payment is generally received a few days after month end through a direct charge to each customer’s account. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. Fees generated from transactions executed by the Company’s third party broker dealer are remitted by them to the Company on a monthly basis for that month’s transactional activity.

Service Charges on Deposit Accounts. Service charges on deposit accounts consist of fees received under depository agreements with customers to provide access to deposited funds, serve as custodian of deposited funds, and when applicable, pay interest on deposits. These service charges primarily include non-sufficient fund fees and other account related service charges. Non-sufficient fund fees are earned when a depositor presents an item for payment in excess of available funds, and the Company, at its discretion, provides the necessary funds to complete the transaction. The Company generates other account related service charge revenue by providing depositors proper safeguard and remittance of funds as well as by delivering optional services for depositors, such as check imaging or treasury management, that are performed upon the depositor’s request. The Company’s performance obligation for the proper safeguard and remittance of funds, monthly account analysis and any other monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is typically received immediately or in the following month through a direct charge to a customer’s account.

Interchange Revenue. Interchange revenue includes debit / credit card income and ATM user fees. Card income is primarily comprised of interchange fees earned for standing ready to authorize and providing settlement on card transactions processed through the MasterCard interchange network. The levels and structure of interchange rates are set by MasterCard and can vary based on cardholder purchase volumes.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with completion of the Company’s performance obligation, the transaction processing services provided to the cardholder. Payment is typically received immediately or in the following month. ATM fees are primarily generated when a

Company cardholder withdraws funds from a non-Company ATM or a non-Company cardholder withdraws funds from a Company ATM. The Company satisfies its performance obligation for each transaction at the point in time when the ATM withdrawal is processed.

Gain on Sales of Other Real Estate Owned. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

Other Noninterest Income. The other noninterest income revenue streams within the scope of Topic 606 consist of merchant services revenue, safe deposit box rentals, wire transfer fees, paper statement fees, check printing commissions, and other noninterest related fees. Revenue from the Company’s merchant services business consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions. These fees are net of interchange fees paid to the credit card issuing bank, card company assessments, and revenue sharing amounts. Account management fees are considered earned at the time the merchant’s transactions are processed or other services are performed. Fees related to the other components of other noninterest income within the scope of Topic 606 are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at the point in time the customer uses the selected service to execute a transaction.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017 and 2016:

(dollars in thousands)	2018	2017	2016
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$16,099	$9,751	$5,985
Investment advisory fees	2,041	1,364	—
Investment brokerage fees	1,065	1,388	1,324
Other	1,308	837	782
Service charges on deposit accounts:
Nonsufficient fund fees	7,672	4,193	2,562
Other	2,768	1,782	1,342
Interchange revenues	10,674	5,353	3,750
Other income:
Merchant services revenue	1,650	1,103	1,697
Other	2,935	1,869	1,815
Noninterest income - out-of-scope of Topic 606	25,579	31,722	52,800
Total noninterest income	$71,791	$59,362	$72,057

Contract Balances. A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs. In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition costs.

Note 26 – Parent Company Only Financial Information

The following tables present condensed financial information for Midland States Bancorp, Inc.:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2018	2017
Assets:
Cash	$20,312	$60,424
Investment in common stock of subsidiaries	764,483	563,541
Accrued income taxes receivable	—	3,300
Other assets	2,330	2,303
Total assets	$787,125	$629,568
Liabilities:
Subordinated debt	$94,134	$93,972
Trust preferred debentures	47,794	47,330
Other borrowings	33,021	37,294
Accrued income taxes payable	778	—
Deferred tax liabilities, net	972	252
Other liabilities	1,901	1,175
Total liabilities	178,600	180,023
Shareholders’ equity	608,525	449,545
Total liabilities and shareholders’ equity	$787,125	$629,568

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2018	2017	2016
Dividends from subsidiaries	$17,000	$19,500	$—
Other income	6	4	428
Interest expense	(10,714)	(7,162)	(5,699)
Other expense	(1,180)	(1,295)	(1,130)
Income (loss) before income tax benefit and equity in undistributed income (loss) of subsidiaries	5,112	11,047	(6,401)
Income tax benefit	2,312	6,080	1,687
Income (loss) before equity in undistributed income (loss) of subsidiaries	7,424	17,127	(4,714)
Equity in undistributed income (loss) of subsidiaries	31,997	(1,071)	36,256
Net income	$39,421	$16,056	$31,542

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$39,421	$16,056	$31,542
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(31,997)	1,071	(36,256)
Amortization of restricted stock awards	1,199	836	555
Compensation expense for stock option grants	334	548	492
Change in other assets	3,273	(3,226)	4,237
Change in other liabilities	2,863	1,649	225
Net cash provided by operating activities	15,093	16,934	795
Cash flows from investing activities:
Net cash paid in acquisition	(32,890)	(60,457)	—
Capital injection to subsidiaries	—	(350)	(25,250)
Net cash used in investing activities	(32,890)	(60,807)	(25,250)
Cash flows from financing activities:
Payment made on subordinated debt	—	—	(8,000)
Proceeds from issuance of subordinated debt, net of issuance costs	—	39,354	—
Proceeds from other borrowings, net of issuance costs	—	39,964	—
Payments made on other borrowings	(4,286)	(2,857)	—
Cash dividends paid on preferred stock	(330)	(184)	(9,853)
Cash dividends paid on common stock	(19,977)	(14,008)	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	71,475
Proceeds from issuance of common stock under employee benefit plans	2,278	3,225	1,318
Net cash (used in) provided by financing activities	(22,315)	65,494	54,940
Net (decrease) increase in cash	(40,112)	21,621	30,485
Cash:
Beginning of year	60,424	38,803	8,318
End of year	$20,312	$60,424	$38,803

Note 27 – Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2018 and 2017:

	2018 Quarter Ended
(dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$46,505	$58,283	$56,987	$61,592
Interest expense	8,320	9,997	11,906	13,057
Net interest income	38,185	48,286	45,081	48,535
Provision for loan losses	2,006	1,854	2,103	3,467
Net interest income after provision for loan losses	36,179	46,432	42,978	45,068
Noninterest income	16,502	15,847	18,272	21,170
Noninterest expense	49,499	46,452	50,317	45,375
Income before income taxes	3,182	15,827	10,933	20,863
Income taxes	1,376	3,045	2,436	4,527
Net income	1,806	12,782	8,497	16,336
Preferred stock dividends	36	36	35	34
Net income available to common shareholders	$1,770	$12,746	$8,462	$16,302
Per common share data:
Basic earnings per common share	$0.08	$0.53	$0.35	$0.68
Diluted earnings per common share	0.08	0.52	0.35	0.67

	2017 Quarter Ended
(dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$31,839	$34,528	$43,246	$43,500
Interest expense	4,378	5,128	6,481	7,464
Net interest income	27,461	29,400	36,765	36,036
Provision for loan losses	1,533	458	1,489	6,076
Net interest income after provision for loan losses	25,928	28,942	35,276	29,960
Noninterest income	16,342	13,619	15,403	13,998
Noninterest expense	30,797	37,645	48,363	36,192
Income before income taxes	11,473	4,916	2,316	7,766
Income taxes	2,983	1,377	280	5,775
Net income	$8,490	$3,539	$2,036	$1,991
Per common share data:
Basic earnings per common share	$0.54	$0.21	$0.10	$0.10
Diluted earnings per common share	0.52	0.20	0.10	0.10

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B –  Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 11 – Executive Compensation

This information can be found in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors” and “Compensation Committee Report” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2018. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 17 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	895,923	$18.21	27,859
Equity compensation plans not approved by shareholders (3)	314,636	29.81	541,220
Total	1,210,559	$19.48	569,079

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)

Column (a) includes outstanding stock options granted from the Third Amendment and Restatement of Midland States Bancorp, Inc. 1999 Stock Option Plan, the Midland States Bancorp, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, and the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan. Column (c) reflects the remaining share reserve under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan attributable to the initial 1,000,000 shares reserved for issuance.

(3)

Column (a) includes 110,221 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement and 204,415 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with the participant’s election following the participant’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement. Column (c) reflects 440,612 shares remaining available for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan attributable to the additional 1,000,000 shares reserved for issuance pursuant to the February 2, 2016 amendment and restatement, and 100,608 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 13 –Certain Relationships and Related Transactions, and Director Independence

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

This information can be found in the section titled “Proposal 6 – Ratification of the Appointment of Crowe LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Income – Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows – Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All schedules are omitted as such information is inapplicable or is included in the financial statements.

(3)	Exhibits:

The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of October 16, 2017, among Midland States Bancorp, Inc., Peak Midland Acquisition, LLC and Alpine Bancorporation, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2017).†

2.2

Agreement and Plan of Merger, dated as of January 26, 2017, among Midland States Bancorp, Inc., Sentinel Acquisition, LLC and Centrue Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2017).†

2.3

Agreement and Plan of Merger, dated April 7, 2014, among Midland States Bancorp, Inc., HB Acquisition LLC and Love Savings Holding Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016). †

2.4

Amendment to Agreement and Plan of Merger, dated November 6, 2014, among Midland States Bancorp, Inc., HB Acquisition LLC and Love Savings Holding Company (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

3.1

Articles of Incorporation of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

3.2

Articles of Amendment to the Articles of Incorporation of Midland States Bancorp, Inc., effective May 8, 2018 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2018).

3.3

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

3.5	By-laws of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

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

10.9*	Amendment No. 3 to Employment Agreement, dated as of January 1, 2019, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig – filed herewith.

10.10*

Employment Agreement, dated as of December 1, 2010, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.11*

Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017).

10.12*	Amendment No. 2 to Employment Agreement, dated as of January 1, 2019, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker – filed herewith.

10.13*

Midland States Bancorp, Inc. Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.14*

Third Amendment and Restatement of Midland States Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.15*

Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

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

10.20*

Form of Restricted Stock Award Terms under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (for awards on and after November 6, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.21*	Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) – filed herewith.

10.22*	Deferred Compensation Plan for Executives of Midland States Bancorp, Inc. (Effective November 8, 2018) – filed herewith.

10.23*	Midland States Bancorp, Inc. Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2017).

10.24*

Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (amended May 3, 2016), (incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.25

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

10.26*

Supplemental Retirement Benefit Agreement, effective November 16, 2015, by and between Midland States Bancorp, Inc. and Leon J. Holschbach (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.27*

Employment Agreement, dated as of March 7, 2018, between Midland States Bancorp, Inc., Midland States Bank and Stephen A. Erickson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2018).

10.28*	Employment Agreement, dated as of December 20, 2012, between Midland States Bank and Jeffrey S. Mefford – filed herewith.

10.29*	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between Midland States Bank and Jeffrey S. Mefford – filed herewith.

10.30*	Amendment No. 2 to Employment Agreement, dated as of January 1, 2019, between Midland States Bank and Jeffrey S. Mefford – filed herewith.

10.32*	Employment Agreement, dated as of February 20, 2017, between Midland States Bank and James R. Stewart – filed herewith.

10.33*	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between Midland States Bank and James R. Stewart – filed herewith.

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

23.1	Consent of Crowe LLP – filed herewith.

23.2	Consent of KPMG LLP – filed herewith.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

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

Midland States Bancorp, INC.
Date: February 27, 2019	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	John M. Schultz	Chairman of the Board of Directors	February 27, 2019
John M. Schultz

/s/	Leon J. Holschbach	Director, Vice Chairman	February 27, 2019
Leon J. Holschbach

/s/	Jeffrey G. Ludwig	President	February 27, 2019
	Jeffrey G. Ludwig	Chief Executive Officer (Principal Executive Officer)
February 27, 2019
/s/	Stephen A. Erickson	Chief Financial Officer
	Stephen A. Erickson	(Principal Financial and Accounting Officer)

/s/	Deborah A. Golden	Director	February 27, 2019
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	February 27, 2019
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	February 27, 2019
Jeffrey M. McDonnell

/s/	Dwight A. Miller	Director	February 27, 2019
Dwight A. Miller

/s/	Richard T. Ramos	Director	February 27, 2019
Richard T. Ramos

/s/	Robert F. Schultz	Director	February 27, 2019
Robert F. Schultz

/s/	R. Robert Funderburg, Jr.	Director	February 27, 2019
R. Robert Funderburg, Jr.

/s/	Jennifer L. DiMotta	Director	February 27, 2019
Jennifer L. DiMotta

/s/	Jeffrey C. Smith	Director	February 27, 2019
Jeffrey C. Smith