Form 10-Q
period 2019-03-31
Midland States Bancorp, Inc.
filed 2019-05-09
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35272

MIDLAND STATES BANCORP, INC.

(Exact name of registrant as specified in its charter)

ILLINOIS	37-1233196
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Network Centre Drive Effingham, IL	62401
(Address of principal executive offices)	(Zip Code)

(217) 342-7321

(Registrant’s telephone number, including area code)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MSBI	Nasdaq Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of April 30, 2019, the Registrant had 24,063,471 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$275,939	$210,780
Federal funds sold	541	2,920
Cash and cash equivalents	276,480	213,700
Investment securities available for sale, at fair value	652,739	657,451
Equity securities, at fair value	3,413	3,334
Loans	4,092,106	4,137,551
Allowance for loan losses	(23,091)	(20,903)
Total loans, net	4,069,015	4,116,648
Loans held for sale, at fair value	16,851	30,401
Premises and equipment, net	94,514	94,840
Operating lease right-of-use asset	10,677	—
Other real estate owned	2,020	3,483
Nonmarketable equity securities	46,009	42,472
Accrued interest receivable	16,669	16,560
Mortgage servicing rights, at lower of cost or fair value	52,957	53,447
Mortgage servicing rights held for sale	257	3,545
Intangible assets	35,566	37,376
Goodwill	164,673	164,673
Cash surrender value of life insurance policies	139,686	138,783
Accrued income taxes receivable	5,070	8,809
Deferred tax assets, net	—	1,251
Other assets	55,184	50,900
Total assets	$5,641,780	$5,637,673
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$941,344	$972,164
Interest-bearing	3,094,944	3,102,006
Total deposits	4,036,288	4,074,170
Short-term borrowings	115,832	124,235
FHLB advances and other borrowings	669,009	640,631
Subordinated debt	94,174	94,134
Trust preferred debentures	47,918	47,794
Accrued interest payable	6,254	4,855
Deferred tax liabilities, net	868	—
Operating lease liabilities	11,198	—
Other liabilities	36,071	43,329
Total liabilities	5,017,612	5,029,148

Shareholders’ Equity:
Preferred stock, Series H, $2 par value; $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	2,733	2,781
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,827,438 and 23,751,798 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	238	238
Capital surplus	475,811	473,833
Retained earnings	141,906	133,781
Accumulated other comprehensive income (loss)	3,480	(2,108)
Total shareholders’ equity	624,168	608,525
Total liabilities and shareholders’ equity	$5,641,780	$5,637,673

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans:
Taxable	$51,882	$41,031
Tax exempt	974	467
Loans held for sale	299	428
Investment securities:
Taxable	3,683	2,643
Tax exempt	1,066	1,016
Nonmarketable equity securities	621	399
Federal funds sold and cash investments	907	521
Total interest income	59,432	46,505
Interest expense:
Deposits	7,363	4,117
Short-term borrowings	237	124
FHLB advances and other borrowings	3,847	1,871
Subordinated debt	1,514	1,514
Trust preferred debentures	870	694
Total interest expense	13,831	8,320
Net interest income	45,601	38,185
Provision for loan losses	3,243	2,006
Net interest income after provision for loan losses	42,358	36,179
Noninterest income:
Commercial FHA revenue	3,270	3,330
Residential mortgage banking revenue	834	1,418
Wealth management revenue	4,953	4,079
Service charges on deposit accounts	2,520	1,967
Interchange revenue	2,680	2,045
Gain on sales of investment securities, net	—	65
Gain on sales of other real estate owned	66	307
Other income	2,752	3,291
Total noninterest income	17,075	16,502
Noninterest expense:
Salaries and employee benefits	22,039	28,395
Occupancy and equipment	4,832	4,252
Data processing	4,891	4,479
FDIC insurance	435	548
Professional	2,073	3,749
Marketing	1,234	1,206
Communications	671	1,576
Loan expense	360	524
Other real estate owned	93	90
Amortization of intangible assets	1,810	1,675
Other expense	2,659	3,005
Total noninterest expense	41,097	49,499
Income before income taxes	18,336	3,182
Income taxes	4,354	1,376
Net income	13,982	1,806
Preferred stock dividends and premium amortization	34	36
Net income available to common shareholders	$13,948	$1,770
Per common share data:
Basic earnings per common share	$0.58	$0.08
Diluted earnings per common share	$0.57	$0.08
Weighted average common shares outstanding	23,998,119	20,901,738
Weighted average diluted common shares outstanding	24,204,661	21,351,511

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)—(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$13,982	$1,806
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	7,708	(3,337)
Reclassification adjustment for realized net gains on sales of investment securities included in net income	—	(65)
Income tax effect	(2,120)	924
Change in investment securities available for sale, net of tax	5,588	(2,478)
Other comprehensive income (loss), net of tax	5,588	(2,478)
Total comprehensive income (loss)	$19,570	$(672)

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	(loss) income	equity
Balances, December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	13,982	—	13,982
Other comprehensive income	—	—	—	—	5,588	5,588
Common dividends declared ($0.2425 per share)	—	—	—	(5,823)	—	(5,823)
Preferred dividends declared	—	—	—	(82)	—	(82)
Preferred stock, premium amortization	(48)	—	—	48	—	—
Share-based compensation expense	—	—	846	—	—	846
Issuance of common stock under employee benefit plans	—	—	1,132	—	—	1,132
Balances, March 31, 2019	$2,733	$238	$475,811	$141,906	$3,480	$624,168

Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	1,806	—	1,806
Other comprehensive loss	—	—	—	—	(2,478)	(2,478)
Common dividends declared ($0.22 per share)	—	—	—	(4,239)	—	(4,239)
Preferred dividends declared	—	—	—	(83)	—	(83)
Preferred stock, premium amortization	(47)	—	—	47	—	—
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Share-based compensation expense	—	—	433	—	—	433
Issuance of common stock under employee benefit plans	—	—	480	—	—	480
Balances, March 31, 2018	$2,923	$236	$470,937	$112,009	$(720)	$585,385

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$13,982	$1,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,243	2,006
Depreciation on premises and equipment	1,601	1,454
Amortization of intangible assets	1,810	1,675
Amortization of operating lease right-of-use asset	708	—
Share-based compensation expense	846	433
Increase in cash surrender value of life insurance	(903)	(822)
Investment securities amortization, net	964	689
Gain on sales of investment securities, net	—	(65)
Gain on sales of other real estate owned	(66)	(307)
Impairment of other real estate owned	16	—
Origination of loans held for sale	(84,231)	(122,749)
Proceeds from sales of loans held for sale	99,323	154,020
Gain on loans sold and held for sale	(3,121)	(3,951)
Loss on disposals of premises and equipment	7	26
Amortization of mortgage servicing rights	678	863
Impairment of mortgage servicing rights	25	133
Net change in operating assets and liabilities:
Accrued interest receivable	(109)	1,081
Accrued interest payable	1,399	1,698
Accrued income taxes receivable	3,739	448
Operating lease liabilities	(741)	—
Other assets	(1,920)	(131)
Other liabilities	(7,252)	(429)
Net cash provided by operating activities	29,998	37,878
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(15,565)	(17,375)
Sales	—	1,609
Maturities and payments	27,023	26,022
Equity securities:
Purchases	(16)	(14)
Net decrease (increase) in loans	44,390	(13,051)
Proceeds from sale of premises and equipment	—	7
Purchases of premises and equipment	(1,282)	(1,373)
Proceeds from sales of mortgage servicing rights held for sale	3,288	10,176
Purchases of nonmarketable equity securities	(7,971)	(7,610)
Sales of nonmarketable equity securities	4,434	5,576
Proceeds from sales of other real estate owned	1,164	1,621
Net cash acquired in acquisition	—	36,153
Net cash provided by investing activities	55,465	41,741
Cash flows from financing activities:
Net decrease in deposits	(37,882)	(7,299)
Net decrease in short-term borrowings	(8,403)	(25,433)
Proceeds from FHLB borrowings	195,000	217,000
Payments made on FHLB borrowings	(165,196)	(144,064)
Payments made on other borrowings	(1,429)	—
Cash dividends paid on preferred stock	(82)	(83)
Cash dividends paid on common stock	(5,823)	(4,239)
Proceeds from issuance of common stock under employee benefit plans	1,132	480
Net cash (used in) provided by financing activities	(22,683)	36,362
Net increase in cash and cash equivalents	$62,780	$115,981
Cash and cash equivalents:
Beginning of period	$213,700	$215,202
End of period	$276,480	$331,183
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$12,432	$6,083
Income tax paid	337	29
Supplemental disclosures of noncash investing and financing activities:
Transfer of investment securities available for sale to equity securities	$—	$2,830
Transfer of loans to other real estate owned	—	346

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2018 Annual Report on Form 10-K. There has been one change to our significant accounting policies since December 31, 2018, which is described below. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2018 amounts have been made to conform to the 2019 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

Leases

The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Company’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

The right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

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

Impact of Recently Issued Accounting Standards

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and to disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases;” and ASU No. 2018-11, “Targeted Improvements.” The new standard established a ROU model, that requires a lessee to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. Under the new guidance, leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income. The Company adopted the new standard on January 1, 2019, and used the effective date as our date of initial application.

A modified retrospective adoption approach is required, applying the new standard to all existing leases in effect at the adoption date and new leases going forward. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. This update also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The Company elected the “package of practical expedients” permitted by ASU 2018-11, which allows us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard also provides practical expedients for ongoing accounting. The Company elected the short-term lease recognition exemption for our office equipment leases. This means, for those leases that qualify, we did recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

At the adoption date, the Company reported increased assets and liabilities of approximately $12.1 million on its consolidated balance sheet as a result of recognizing ROU assets and lease liabilities related to non-cancelable operating lease agreements for office space. The adoption of this guidance did not have a material effect to its consolidated statement of income.

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As previously disclosed, the Company has established a cross-functional governance structure, which oversees overall strategy for implementation of Topic 326. Additionally, a working group was formed and has developed a project plan focused on understanding the ASU, researching issues, data requirements, technology solutions and future state processes. The project plan is targeting the data and model validation completion during the second quarter of 2019, with parallel processing of our existing allowance for loan loss model with CECL prior to implementation. The working group has identified 12 distinct loan portfolios for which a model has been or is in the process of being developed. The Company is focused on completing data and model validation, refining assumptions and continued review of the models. The Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures.  The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

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

Note 3 – Acquisitions

Alpine Bancorporation, Inc.

On February 28, 2018, the Company completed its acquisition of Alpine Bancorporation, Inc. (“Alpine”) and its banking subsidiary, Alpine Bank & Trust Co. (“Alpine Bank”), which operated 19 locations in northern Illinois. In the aggregate, the Company acquired Alpine for consideration valued at approximately $173.2 million, which consisted of approximately $33.3 million in cash and the issuance of 4,463,200 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $22.4 million of transaction and integration costs associated with the acquisition were expensed as incurred. As of February 28, 2019, the Company finalized its valuation of all assets acquired liabilities assumed in its acquisition of Alpine, resulting in no material change to acquisition accounting adjustments.

Note 4 – Investment Securities

Investment securities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$25,009	$—	$241	$24,768
Government sponsored entity debt securities	75,620	133	166	75,587
Agency mortgage-backed securities	321,127	1,840	1,516	321,451
State and municipal securities	146,557	4,501	146	150,912
Corporate securities	79,626	863	468	80,021
Total available for sale securities	$647,939	$7,337	$2,537	$652,739
Equity securities				$3,413

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$25,018	$—	$368	$24,650
Government sponsored entity debt securities	76,554	17	887	75,684
Agency mortgage-backed securities	329,690	371	3,756	326,305
State and municipal securities	156,795	3,282	815	159,262
Corporate securities	72,302	383	1,135	71,550
Total available for sale securities	$660,359	$4,053	$6,961	$657,451
Equity securities				$3,334

Unrealized losses and fair values for investment securities available for sale as of March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$5,004	$1	$19,764	$240	$24,768	$241
Government sponsored entity debt securities	6,056	8	34,855	158	40,911	166
Agency mortgage-backed securities	13,390	26	124,358	1,490	137,748	1,516
State and municipal securities	5,429	2	16,839	144	22,268	146
Corporate securities	16,096	186	8,804	282	24,900	468
Total available for sale securities	$45,975	$223	$204,620	$2,314	$250,595	$2,537

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$5,012	$1	$19,638	$367	$24,650	$368
Government sponsored entity debt securities	51,717	195	23,223	692	74,940	887
Agency mortgage-backed securities	139,115	528	126,561	3,228	265,676	3,756
State and municipal securities	15,791	146	27,692	669	43,483	815
Corporate securities	32,616	575	8,535	560	41,151	1,135
Total available for sale securities	$244,251	$1,445	$205,649	$5,516	$449,900	$6,961

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

At March 31, 2019, 141 investment securities available for sale had unrealized losses with aggregate depreciation of 1.0% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery in value; therefore, the Company does not consider these securities to be other than temporarily impaired at March 31, 2019.

For the three months ended March 31, 2019 and 2018, the Company did not recognize OTTI losses on its investment securities.

The following is a summary of the amortized cost and fair value of the available-for-sale investment securities, by maturity, at March 31, 2019. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties.  The maturities of all other available-for-sale investment securities are based on final contractual maturity.

	Amortized	Fair
(dollars in thousands)	cost	value
Available for sale securities
Within one year	$45,564	$45,610
After one year through five years	110,602	111,624
After five years through ten years	142,380	145,013
After ten years	28,266	29,041
Mortgage-backed securities	321,127	321,451
Total available for sale securities	$647,939	$652,739

There were no sales of securities available for sale during the three months ended March 31, 2019.

Proceeds from the sale of securities available for sale were $1.6 million for the three months ended March 31, 2018. Gross realized gains and gross realized losses from the sale of securities available for sale were $65,000 and $0 for the three months ended March 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company recognized net unrealized gains of $67,000 and $111,000, respectively, which was recorded as other income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2019 and 2018.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans(1)	Total	Loans	Loans(1)	Total
Commercial	$839,731	$3,358	$843,089	$806,027	$4,857	$810,884
Commercial real estate	1,542,997	17,430	1,560,427	1,619,903	19,252	1,639,155
Construction and land development	233,332	6,044	239,376	223,898	8,331	232,229
Total commercial loans	2,616,060	26,832	2,642,892	2,649,828	32,440	2,682,268
Residential real estate	560,427	8,624	569,051	569,289	8,759	578,048
Consumer	599,151	1,480	600,631	611,408	1,776	613,184
Lease financing	279,532	—	279,532	264,051	—	264,051
Total loans	$4,055,170	$36,936	$4,092,106	$4,094,576	$42,975	$4,137,551

(1)	The unpaid principal balance for PCI loans totaled $50.5 million and $56.9 million as of March 31, 2019 and December 31, 2018, respectively.

Total loans include net deferred loan fees of $7.3 million and $11.6 million at March 31, 2019 and December 31, 2018, respectively, and unearned income of $32.9 million and $29.2 million within the lease financing portfolio at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had commercial and residential loans held for sale totaling $16.9 million and $30.4 million, respectively.  During the three months ended March 31, 2019 and 2018, the Company sold commercial and residential real estate loans with proceeds totaling $99.3 million and $154.0 million, respectively.

The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $23.5 million and $26.5 million at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, there were $1.5 million of new loans and other additions, while repayments and other reductions totaled $4.5 million.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$788,619	$1,449,480	$227,953	$2,466,052	$748,296	$1,536,127	$218,798	$2,503,221
Special mention	21,121	14,627	2,522	38,270	35,103	15,306	3,448	53,857
Substandard	21,498	51,574	890	73,962	14,139	46,976	—	61,115
Substandard – nonaccrual	8,493	27,316	1,168	36,977	8,489	21,494	1,171	31,154
Doubtful	—	—	—	—	—	—	—	—
Not graded	—	—	799	799	—	—	481	481
Total (excluding PCI)	$839,731	$1,542,997	$233,332	$2,616,060	$806,027	$1,619,903	$223,898	$2,649,828

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$552,674	$598,618	$278,284	$1,429,576	$562,019	$610,839	$263,094	$1,435,952
Impaired	7,753	533	1,248	9,534	7,270	569	957	8,796
Total (excluding PCI)	$560,427	$599,151	$279,532	$1,439,110	$569,289	$611,408	$264,051	$1,444,748

Impaired Loans

Impaired loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at March 31, 2019 and December 31, 2018 do not include $36.9 million and $43.0 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2019 and 2018 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $653,000 and $500,000 for the three months ended March 31, 2019 and 2018, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $32,000 and $30,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$8,191	$8,356	$4,730	$7,945	$8,102	$4,448
Commercial real estate	5,592	6,221	2,437	7,496	13,844	523
Construction and land development	125	169	14	171	171	54
Residential real estate	4,457	5,203	512	4,055	4,662	554
Consumer	522	547	41	428	444	45
Lease financing	436	436	146	766	766	361
Total impaired loans with a valuation allowance	19,323	20,932	7,880	20,861	27,989	5,985
Impaired loans with no related valuation allowance:
Commercial	708	4,124	—	983	4,392	—
Commercial real estate	24,019	30,492	—	16,372	16,921	—
Construction and land development	1,093	1,093	—	1,136	1,136	—
Residential real estate	3,296	3,557	—	3,215	3,516	—
Consumer	11	13	—	141	145	—
Lease financing	812	813	—	191	191	—
Total impaired loans with no related valuation allowance	29,939	40,092	—	22,038	26,301	—
Total impaired loans:
Commercial	8,899	12,480	4,730	8,928	12,494	4,448
Commercial real estate	29,611	36,713	2,437	23,868	30,765	523
Construction and land development	1,218	1,262	14	1,307	1,307	54
Residential real estate	7,753	8,760	512	7,270	8,178	554
Consumer	533	560	41	569	589	45
Lease financing	1,248	1,249	146	957	957	361
Total impaired loans (excluding PCI)	$49,262	$61,024	$7,880	$42,899	$54,290	$5,985

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $11.8 million and $11.4 million at March 31, 2019 and December 31, 2018, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended March 31, 2019 and 2018 are included in the table below:

	Three Months Ended March 31,
	2019		2018
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$8,240	$6	$2,291	$10
Commercial real estate	5,563	27	2,104	20
Construction and land development	141	—	101	1
Residential real estate	4,465	10	3,579	10
Consumer	527	—	208	—
Lease financing	436	—	1,014	—
Total impaired loans with a valuation allowance	19,372	43	9,297	41
Impaired loans with no related valuation allowance:
Commercial	723	—	518	—
Commercial real estate	24,153	—	13,731	—
Construction and land development	1,110	1	739	—
Residential real estate	3,306	2	2,370	1
Consumer	12	—	42	—
Lease financing	813	—	247	—
Total impaired loans with no related valuation allowance	30,117	3	17,647	1
Total impaired loans:
Commercial	8,963	6	2,809	10
Commercial real estate	29,716	27	15,835	20
Construction and land development	1,251	1	840	1
Residential real estate	7,771	12	5,949	11
Consumer	539	—	250	—
Lease financing	1,249	—	1,261	—
Total impaired loans (excluding PCI)	$49,489	$46	$26,944	$42

The aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of March 31, 2019 and December 31, 2018 were as follows:

	Accruing
	30-59	60-89	Past Due
	Days	Days	90 Days		Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Nonaccrual	Past Due	Current	Loans
March 31, 2019
Commercial	$2,323	$2,147	$—	$8,493	$12,963	$826,768	$839,731
Commercial real estate	4,862	1,160	—	27,316	33,338	1,509,659	1,542,997
Construction and land development	1,020	160	—	1,168	2,348	230,984	233,332
Residential real estate	1,305	716	—	6,884	8,905	551,522	560,427
Consumer	4,735	3,365	—	431	8,531	590,620	599,151
Lease financing	1,829	377	255	993	3,454	276,078	279,532
Total (excluding PCI)	$16,074	$7,925	$255	$45,285	$69,539	$3,985,631	$4,055,170
December 31, 2018
Commercial	$4,013	$2,581	$4	$8,489	$15,087	$790,940	$806,027
Commercial real estate	1,667	945	149	21,494	24,255	1,595,648	1,619,903
Construction and land development	989	—	85	1,171	2,245	221,653	223,898
Residential real estate	1,292	728	566	5,894	8,480	560,809	569,289
Consumer	5,211	2,533	51	388	8,183	603,225	611,408
Lease financing	4,322	932	206	751	6,211	257,840	264,051
Total (excluding PCI)	$17,494	$7,719	$1,061	$38,187	$64,461	$4,030,115	$4,094,576

Troubled Debt Restructurings

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’

contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $446,000 and $557,000 as of March 31, 2019 and December 31, 2018, respectively. The Company had no unfunded commitments in connection with TDRs at March 31, 2019 and December 31, 2018.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$406	$399	$805	$435	$406	$841
Commercial real estate	2,295	10,713	13,008	2,225	9,103	11,328
Construction and land development	50	17	67	51	—	51
Residential real estate	869	1,398	2,267	810	853	1,663
Consumer	102	—	102	130	—	130
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$3,722	$12,527	$16,249	$3,651	$10,362	$14,013

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three months ended March 31, 2019 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended March 31, 2019
Troubled debt restructurings:
Number of loans	—	3	1	7	1	—	12
Pre-modification outstanding balance	$—	$1,924	$62	$224	$15	$—	$2,225
Post-modification outstanding balance	—	1,838	17	222	15	—	2,092

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	1	—	—	—	1
Recorded balance	$—	$—	$43	$—	$—	$—	$43

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

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance, at beginning of period	$12,240	$5,732
New loans purchased – Alpine acquisition	—	842
Accretion	(1,076)	(1,161)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	(106)	660
Reclassification from non-accretable	5	1,154
Balance, at end of period	$11,063	$7,227

Accretion recorded as loan interest income totaled $1.1 million and $1.2 million during the three months ended March 31, 2019 and 2018, respectively.

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

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended March 31, 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for loan losses	118	1,945	63	514	329	274	3,243
Charge-offs	(112)	(58)	(44)	(153)	(556)	(459)	(1,382)
Recoveries	15	7	7	22	210	66	327
Balance, end of period	$9,545	$6,617	$398	$2,424	$2,137	$1,970	$23,091

Changes in allowance for loan losses for the three months ended March 31, 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	567	507	(215)	(261)	304	1,104	2,006
Charge-offs	(25)	(160)	—	(36)	(434)	(486)	(1,141)
Recoveries	104	94	25	51	95	39	408
Balance, end of period	$5,902	$5,485	$328	$2,504	$1,309	$2,176	$17,704

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of March 31, 2019 and December 31, 2018 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
March 31, 2019:

Allowance for loan losses:
Loans individually evaluated for impairment	$4,671	$2,391	$—	$177	$—	$114	$7,353
Loans collectively evaluated for impairment	59	46	14	335	41	32	527
Non-impaired loans collectively evaluated for impairment	4,797	3,375	384	1,481	1,898	1,824	13,759
Loans acquired with deteriorated credit quality (1)	18	805	—	431	198	—	1,452
Total allowance for loan losses	$9,545	$6,617	$398	$2,424	$2,137	$1,970	$23,091
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$8,354	$29,186	$1,093	$4,408	$—	$957	$43,998
Impaired loans collectively evaluated for impairment	545	425	125	3,345	533	291	5,264
Non-impaired loans collectively evaluated for impairment	830,832	1,513,386	232,114	552,674	598,618	278,284	4,005,908
Loans acquired with deteriorated credit quality (1)	3,358	17,430	6,044	8,624	1,480	—	36,936
Total recorded investment (loan balance)	$843,089	$1,560,427	$239,376	$569,051	$600,631	$279,532	$4,092,106

December 31, 2018:

Allowance for loan losses:
Loans individually evaluated for impairment	$4,405	$476	$48	$233	$—	$330	$5,492
Loans collectively evaluated for impairment	43	47	6	321	45	31	493
Non-impaired loans collectively evaluated for impairment	4,971	3,356	318	1,051	1,926	1,728	13,350
Loans acquired with deteriorated credit quality (1)	105	844	—	436	183	—	1,568
Total allowance for loan losses	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$8,520	$23,431	$1,249	$3,929	$5	$668	$37,802
Impaired loans collectively evaluated for impairment	408	437	58	3,341	564	289	5,097
Non-impaired loans collectively evaluated for impairment	797,099	1,596,035	222,591	562,019	610,839	263,094	4,051,677
Loans acquired with deteriorated credit quality (1)	4,857	19,252	8,331	8,759	1,776	—	42,975
Total recorded investment (loan balance)	$810,884	$1,639,155	$232,229	$578,048	$613,184	$264,051	$4,137,551

(1)

Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Land	$20,231	$20,231
Buildings and improvements	77,290	76,141
Furniture and equipment	29,873	29,858
Total	127,394	126,230
Accumulated depreciation	(32,880)	(31,390)
Premises and equipment, net	$94,514	$94,840

Depreciation expense of $1.6 million and $1.5 million was recorded for the three months ended March 31, 2019 and 2018, respectively.

Note 7 – Mortgage Servicing Rights

The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of approximately $3.97 billion and $3.98 billion at March 31, 2019 and December 31, 2018, respectively. Changes in our commercial FHA mortgage servicing rights were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Mortgage servicing rights:
Balance, beginning of period	$56,252	$55,714
Originated servicing	213	1,001
Amortization	(678)	(676)
Balance, end of period	55,787	56,039
Valuation allowances:
Balance, beginning of period	2,805	3,254
Additions	25	133
Reductions	—	—
Balance, end of period	2,830	3,387
Mortgage servicing rights, net	$52,957	$52,652
Fair value:
At beginning of period	$53,447	$52,460
At end of period	$52,957	$52,652

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial portfolio, used in the valuation of servicing rights at March 31, 2019 and December 31, 2018. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre‑tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
(dollars in thousands)	Fee	Rate	Maturity	Rate	Cost	Rate
March 31, 2019:
Commercial FHA mortgage loans	0.13%	3.67%	30.0	8.21%	$1,000	10 - 14%

December 31, 2018:
Commercial FHA mortgage loans	0.13%	3.67%	30.1	8.24%	$1,000	10 - 14%

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

At March 31, 2019 and December 31, 2018, the Company serviced residential mortgage loans for others with unpaid principal balances of approximately $861.9 million and $897.6 million, respectively. During the first quarters of 2019 and 2018, the Company sold mortgage servicing rights held for sale of $3.3 million and $10.2 million, respectively. At March 31, 2019, total residential mortgage servicing rights of $257,000 are reflected in the consolidated balance sheet as mortgage servicing rights held for sale.

Note 8 – Goodwill and Intangible Assets

At March 31, 2019 and December 31, 2018, goodwill totaled $164.7 million.

The following table summarizes the carrying amount of goodwill by segment at both March 31, 2019 and December 31, 2018.

(dollars in thousands)	Goodwill
Banking	$149,035
Commercial FHA origination and servicing	10,892
Wealth management	4,746
Total goodwill	$164,673

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$52,712	$(26,309)	$26,403	$52,712	$(24,803)	$27,909
Customer relationship intangibles	13,771	(4,608)	9,163	13,771	(4,304)	9,467
Total intangible assets	$66,483	$(30,917)	$35,566	$66,483	$(29,107)	$37,376

Amortization of intangible assets was $1.8 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at March 31, 2019 and December 31, 2018:

	Notional Amount		Fair Value Gain
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$275,324	$264,710	$5,752	$4,492
Forward commitments to sell mortgage-backed securities	274,234	276,871	—	—
Total	$549,558	$541,581	$5,752	$4,492

	Notional Amount		Fair Value Loss
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$67	$54	$—	$—

During the three months ended March 31, 2019, the Company recognized net gains of $1.3 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

During the three months ended March 31, 2018, the Company recognized net losses of $74,000 on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.4 million and $9.5 million at March 31, 2019 and December 31, 2018, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $18,000 and $145,000 at March 31, 2019 and December 31, 2018, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 10 – Deposits

The following table summarizes the classification of deposits as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Noninterest-bearing demand	$941,344	$972,164
Interest-bearing:
Checking	968,844	1,002,275
Money market	802,036	862,171
Savings	457,176	442,132
Time	866,888	795,428
Total deposits	$4,036,288	$4,074,170

Note 11 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of March 31, 2019 and December 31, 2018:

	Repurchase Agreements
	March 31,	December 31,
(dollars in thousands)	2019	2018
Outstanding at period-end	$115,832	$124,235
Average amount outstanding	135,337	138,135
Maximum amount outstanding at any month end	138,907	173,387
Weighted average interest rate:
During period	0.71%	0.51%
End of period	0.73%	0.71%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $123.4 million and $132.2 million at March 31, 2019 and December 31, 2018, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $50.0 million and $56.8 million at March 31, 2019 and December 31, 2018,

respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $59.4 million and $67.6 million at March 31, 2019 and December 31, 2018, respectively. There were no outstanding borrowings at March 31, 2019 and December 31, 2018.

At March 31, 2019, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at March 31, 2019.

Note 12 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 4.75% and 4.63% at March 31, 2019 and December 31, 2018, respectively, – maturing May 25, 2020	$31,414	$32,840
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $62.5 million and $87.7 million, at rates averaging 2.50% and 2.35% at March 31, 2019 and December 31, 2018, respectively – maturing through February 2023 and putable fixed rate of $565.0 million and $520.0 million at rates averaging 2.11% and 2.09% at March 31, 2019 and December 31, 2018, respectively – maturing through August 2025 with call provisions through August 2021	627,414	607,610
FHLB advances – variable rate, fixed term, at a rate averaging 2.60% at March 31, 2019 – maturing in June 2019	10,000	—
Total FHLB advances and other borrowings	$669,009	$640,631

In May 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The term loan matures on May 25, 2020 and has a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2018, the Company was required to make quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Bank’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At March 31, 2019, the Company was in compliance with each of these financial covenants.

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.11 billion and $2.22 billion at March 31, 2019 and December 31, 2018, respectively.

Note 13 – Earnings Per Share

Earnings per share are calculated utilizing the two‑class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the three months ended March 31, 2019 and 2018 excluded antidilutive stock options of 97,628 and 31,259, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Net income	$13,982	$1,806
Preferred dividends declared	(82)	(83)
Preferred stock, premium amortization	48	47
Net income available to common shareholders	13,948	1,770
Common shareholder dividends	(5,776)	(4,208)
Unvested restricted stock award dividends	(47)	(31)
Undistributed earnings to unvested restricted stock awards	(65)	—
Undistributed earnings to common shareholders	$8,060	$(2,469)
Basic
Distributed earnings to common shareholders	$5,776	$4,208
Undistributed earnings to common shareholders	8,060	(2,469)
Total common shareholders earnings, basic	$13,836	$1,739
Diluted
Distributed earnings to common shareholders	$5,776	$4,208
Undistributed earnings to common shareholders	8,060	(2,469)
Total common shareholders earnings	13,836	1,739
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders earnings, diluted	$13,836	$1,739
Weighted average common shares outstanding, basic	23,998,119	20,901,738
Options and warrants	206,542	449,773
Weighted average common shares outstanding, diluted	24,204,661	21,351,511
Basic earnings per common share	$0.58	$0.08
Diluted earnings per common share	0.57	0.08

Note 14 – Fair Value of Financial Instruments

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of March 31, 2019 and December 31, 2018, are summarized below:

	March 31, 2019
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,768	$24,768	$—	$—
Government sponsored entity debt securities	75,587	—	75,587	—
Agency mortgage-backed securities	321,451	—	321,451	—
State and municipal securities	150,912	—	150,912	—
Corporate securities	80,021	—	78,091	1,930
Equity securities	3,413	—	3,413	—
Loans held for sale	16,851	—	16,851	—
Interest rate lock commitments	5,752	—	5,752	—
Interest rate swap contracts	18	—	18	—
Total	$678,773	$24,768	$652,075	$1,930
Liabilities
Interest rate swap contracts	$18	$—	$18	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$52,957	$—	$—	$52,957
Mortgage servicing rights held for sale	257	257	—	—
Impaired loans	6,734	—	4,639	2,095
Other real estate owned	47	—	47	—
Assets held for sale	1,687	—	1,687	—

	December 31, 2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,650	$24,650	$—	$—
Government sponsored entity debt securities	75,684	—	75,684	—
Agency mortgage-backed securities	326,305	—	326,305	—
State and municipal securities	159,262	—	159,262	—
Corporate securities	71,550	—	69,627	1,923
Equity securities	3,334	—	3,334	—
Loans held for sale	30,401	—	30,401	—
Interest rate lock commitments	4,492	—	4,492	—
Forward commitments to sell mortgage-backed securities	—	—	—	—
Interest rate swap contracts	145	—	145	—
Total	$695,823	$24,650	$669,250	$1,923
Liabilities
Interest rate swap contracts	$145	$—	$145	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$53,447	$—	$—	$53,447
Mortgage servicing rights held for sale	3,545	3,545	—	—
Impaired loans	11,238	—	9,226	2,012
Other real estate owned	1,439	—	1,439	—
Assets held for sale	1,687	—	1,687	—

The following table presents losses recognized on assets measured on a non‑recurring basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Mortgage servicing rights	$25	$133
Impaired loans	981	875
Other real estate owned	16	—
Total loss on assets measured on a nonrecurring basis	$1,022	$1,008

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	Corporate
	Securities
	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance, beginning of period	$1,923	$4,779
Total realized in earnings (1)	22	187
Total unrealized in other comprehensive income	7	616
Net settlements (principal and interest)	(22)	(162)
Balance, end of period	$1,930	$5,420

(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at March 31, 2019:

Non-recurring	Fair Value	Valuation	Unobservable
fair value measurements	(dollars in thousands	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$52,957	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.21%)
			Discount rate	10.00% - 12.00% (11.12%)

Impaired loans	$2,095	Fair value of collateral	Discount for type of property,	4.32% - 7.33% (5.49%)
			age of appraisal and current status

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at December 31, 2018:

Non-recurring	Fair Value	Valuation	Unobservable
fair value measurements	(dollars in thousands	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$53,447	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.12%)

Impaired loans	$2,012	Fair value of collateral	Discount for type of property,	5.00% - 7.26% (5.26%)
			age of appraisal and current status

Mortgage Servicing Rights. In accordance with GAAP, the Company must record impairment charges on mortgage servicing rights on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model, which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights was $53.0 million and $53.4 million at March 31, 2019 and December 31, 2018, respectively.

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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Residential loans held for sale	$5,896	$322	$5,574	$8,121	$484	$7,637
Commercial loans held for sale	10,955	267	10,688	22,280	595	21,685
Total loans held for sale	$16,851	$589	$16,262	$30,401	$1,079	$29,322

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Residential loans held for sale	$(57)	$(108)
Commercial loans held for sale	(328)	(235)
Total loans held for sale	$(385)	$(343)

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$275,939	$275,939	$275,939	$—	$—
Federal funds sold	541	541	541	—	—
Investment securities available for sale	652,739	652,739	24,768	626,041	1,930
Equity securities	3,413	3,413	—	3,413	—
Nonmarketable equity securities	46,009	46,009	—	46,009	—
Loans, net	4,069,015	4,061,017	—	—	4,061,017
Loans held for sale	16,851	16,851	—	16,851	—
Accrued interest receivable	5,070	5,070	—	5,070	—
Interest rate lock commitments	5,752	5,752	—	5,752	—
Interest rate swap contracts	18	18	—	18	—
Liabilities
Deposits	$4,036,288	$4,034,453	$—	$4,034,453	$—
Short-term borrowings	115,832	115,832	—	115,832	—
FHLB and other borrowings	669,009	674,353	—	674,353	—
Subordinated debt	94,174	95,526	—	95,526	—
Trust preferred debentures	47,918	56,018	—	56,018	—
Accrued interest payable	6,254	6,254	—	6,254	—
Interest rate swap contracts	18	18	—	18	—

	December 31, 2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$210,780	$210,780	$210,780	$—	$—
Federal funds sold	2,920	2,920	2,920	—	—
Investment securities available for sale	660,785	660,785	24,650	634,212	1,923
Nonmarketable equity securities	42,472	42,472	—	42,472	—
Loans, net	4,116,648	4,091,438	—	—	4,091,438
Loans held for sale	30,401	30,401	—	30,401	—
Accrued interest receivable	16,560	16,560	—	16,560	—
Interest rate lock commitments	4,492	4,492	—	4,492	—
Interest rate swap contracts	145	145	—	145	—

Liabilities
Deposits	$4,074,170	$4,069,098	$—	$4,069,098	$—
Short-term borrowings	124,235	124,235	—	124,235	—
FHLB and other borrowings	640,631	641,050	—	641,050	—
Subordinated debt	94,134	91,926	—	91,926	—
Trust preferred debentures	47,794	56,805	—	56,805	—
Accrued interest payable	4,855	4,855	—	4,855	—
Interest rate swap contracts	145	145	—	145	—

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$670,694	$663,555
Financial guarantees – standby letters of credit	140,183	142,859

The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2019 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $20,000 for the three months ended March 31, 2018. There were no losses as a result of make-whole requests and loan repurchases for the three months ended March 31, 2019. The liability for unresolved repurchase demands totaled $289,000 and $492,000 at March 31, 2019 and December 31, 2018, respectively.

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

Selected business segment financial information as of and for the three months ended March 31, 2019 and 2018 were as follows:

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Three Months Ended March 31, 2019
Net interest income (expense)	$48,518	$(176)	$—	$(2,741)	$45,601
Provision for loan losses	3,243	—	—	—	3,243
Noninterest income	8,940	3,238	4,953	(56)	17,075
Noninterest expense	35,371	2,811	3,247	(332)	41,097
Income before income taxes	18,844	251	1,706	(2,465)	18,336
Income taxes (benefit)	4,975	71	140	(832)	4,354
Net income (loss)	$13,869	$180	$1,566	$(1,633)	$13,982
Total assets	$5,582,494	$94,797	$19,039	$(54,550)	$5,641,780

Three Months Ended March 31, 2018
Net interest income (expense)	$40,631	$37	$85	$(2,568)	$38,185
Provision for loan losses	2,006	—	—	—	2,006
Noninterest income	9,016	3,521	4,080	(115)	16,502
Noninterest expense	44,366	3,538	2,386	(791)	49,499
Income (loss) before income taxes (benefit)	3,275	20	1,779	(1,892)	3,182
Income taxes (benefit)	1,379	407	141	(551)	1,376
Net income (loss)	$1,896	$(387)	$1,638	$(1,341)	$1,806
Total assets	$5,671,231	$91,580	$16,573	$(56,012)	$5,723,372

1Note 17 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the three months ended March 31, 2019, the Company paid $210,000 to this company for work on various projects, which was approved in accordance with the Company’s related party transaction policy.

Note 18 – Leases

The Company has operating leases for banking centers and operating facilities. Our leases have remaining lease terms of 2 months to 13 years, some of which may include options to extend the lease terms for up to an additional  5 years. The options to extend are not recognized as part of the ROU assets and lease liabilities.

Information related to operating leases for the three months ended March 31, 2019 was as follows:

Three Months Ended
(dollars in thousands)	March 31, 2019
Operating lease cost	$708
Operating cash flows from leases	741
Right-of-use assets obtained in exchange for lease obligations	10,677
Weighted average remaining lease term	6 years
Weighted average discount rate	3.12%

The projected minimum rental payments under the terms of the leases as of March 31, 2019 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2019 remaining	$2,482
2020	2,288
2021	2,160
2022	2,060
2023	1,292
Thereafter	2,057
Total future minimum lease payments	12,339
Less imputed interest	(1,141)
Total operating lease liabilities	$11,198

Note 19 – Revenue From Contracts with Customers

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$3,617	$3,119
Investment advisory fees	529	465
Investment brokerage fees	219	264
Other	588	231
Service charges on deposit accounts:
Nonsufficient fund fees	1,754	1,450
Other	766	517
Interchange revenues	2,680	2,045
Other income:
Merchant services revenue	375	338
Other	818	1,070
Noninterest income - out-of-scope of Topic 606	5,729	7,003
Total noninterest income	$17,075	$16,502

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Note 20 – Subsequent Events

Pending Acquisition – HomeStar Financial Group, Inc.

On April 2, 2019, the Company announced it had entered into a definitive agreement to acquire HomeStar Financial Group, Inc. (“HomeStar”), and its wholly owned subsidiary, HomeStar Bank and Financial Services (“HomeStar Bank”) for estimated total consideration of $9.9 million, consisting of 405,000 shares of the Company’s common stock, plus cash in an amount equal to the amount, if any, by which HomeStar’s adjusted shareholders’ equity prior to closing exceeds $10.4 million. HomeStar Bank is headquartered in Manteno, Illinois, and operates 5 full-service banking centers in northern Illinois. As of December 31, 2018, HomeStar Bank had total assets of $375.4 million, net loans of $222.7 million and total deposits of $333.1 million. Under the terms of the definitive agreement, prior to closing, HomeStar’s outstanding trust preferred securities and subordinated debentures plus accrued interest will be repurchased or paid off with approximately $23.5 million of cash provided by the Company, which amount represents a discount to the outstanding obligations on these securities. Additionally, prior to closing, HomeStar Bank will sell its interest in both its insurance agency and title company subsidiaries. The transaction is expected to close in the third quarter of 2019, subject to regulatory approval, the approval of HomeStar’s shareholders, the completion of the trust preferred securities transactions, and the satisfaction of customary closing conditions.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2019. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2018.

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. In addition, multifamily and healthcare facility FHA financing is provided through Love Funding, our non-bank subsidiary. As of March 31, 2019, we had $5.64 billion in assets, $4.04 billion of deposits and $624.2 million of shareholders’ equity.

Our strategic plan is focused on building a diversified financial services company anchored by a strong community bank. In the past several years, we have grown organically and through a series of acquisitions, with an over‑arching focus on enhancing shareholder value and maintaining a platform for scalability. In February 2018, the Company completed the acquisition of Alpine, and its subsidiary, Alpine Bank, a regional, full-service community bank headquartered in Belvidere, Illinois. At closing, Alpine had 19 bank branches located principally in and around the Rockford, Illinois area and had total assets of $1.24 billion. On April 2, 2019, the Company announced it had entered into a definitive agreement to acquire HomeStar, and its wholly owned subsidiary, HomeStar Bank. HomeStar Bank is headquartered in Manteno, Illinois, and operates 5 full-service banking centers in northern Illinois. As of December 31, 2018, HomeStar Bank had total assets of $375.4 million, net loans of $222.7 million and total deposits of $333.1 million.

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

Significant Transactions

Each item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2019 and 2018, and our financial condition as of March 31, 2019 and December 30, 2018, and may affect the comparability of financial information we report in future fiscal periods.

Recent Acquisitions. On February 28, 2018, the Company acquired Alpine for total consideration valued at approximately $173.2 million. Consideration transferred by the Company consisted of $33.3 million in cash and 4,463,200 shares of common stock. All identifiable assets acquired and liabilities assumed were adjusted to fair value as of February 28, 2018, and the results of Alpine’s operations have been included in the consolidated statements of income beginning on that date. Intangible assets recognized as a result of the transaction consisted of $66.0 million in goodwill, $6.3 million in customer relationship intangibles and $21.1 million in core deposit intangibles.

Purchased Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. Our reported net interest margin for the three months ended March 31, 2019 and 2018 was 3.73% and 3.69%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $2.5 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, increasing the reported net interest margin by 17 and 16 basis points for each respective period.

Results of Operations

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest‑bearing deposits and borrowings). Net interest income is impacted by the volume of interest‑earning assets and related funding sources, as well as changes in the levels of interest rates. Noninterest‑bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest‑bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average interest-earning assets. The net interest margin is presented on a tax-equivalent basis, which means that tax‑free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2019 and 2018.

In the first quarter of 2019, net interest income (on a tax-equivalent basis) was $46.1 million, an increase of $7.6 million, or 19.6%, from $38.6 million of net interest income we generated for the comparative prior year quarter. The tax-equivalent net interest margin was 3.73% for the first quarter of 2019 compared to 3.69% in the first quarter of 2018.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three  months ended March 31, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	For the Three Months Ended March 31,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$152,078	$907	2.42%	$138,275	$521	1.53%
Investment securities:
Taxable investment securities	500,672	3,683	2.94	417,102	2,643	2.53
Investment securities exempt from federal income tax (1)	154,092	1,349	3.50	131,066	1,286	3.93
Total securities	654,764	5,032	3.07	548,168	3,929	2.87
Loans:
Loans (2)	4,020,502	51,882	5.23	3,413,808	41,031	4.87
Loans exempt from federal income tax (1)	108,391	1,234	4.61	64,109	591	3.74
Total loans	4,128,893	53,116	5.22	3,477,917	41,622	4.85
Loans held for sale	30,793	299	3.94	40,841	428	4.25
Nonmarketable equity securities	44,279	621	5.69	34,890	399	4.64
Total earning assets	5,010,807	$59,975	4.85%	4,240,091	$46,899	4.49%
Noninterest-earning assets	618,996			536,750
Total assets	$5,629,803			$4,776,841
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,813,875	$3,377	0.75%	$1,582,222	$1,651	0.42%
Savings deposits	449,174	220	0.20	344,456	161	0.19
Time deposits	652,576	2,702	1.68	564,396	1,450	1.04
Brokered deposits	178,354	1,064	2.42	184,265	855	1.88
Total interest-bearing deposits	3,093,979	7,363	0.97	2,675,339	4,117	0.62
Short-term borrowings	135,337	237	0.71	148,703	124	0.34
FHLB advances and other borrowings	673,250	3,847	2.32	489,567	1,871	1.55
Subordinated debt	94,156	1,514	6.43	93,993	1,514	6.44
Trust preferred debentures	47,848	870	7.38	47,373	694	5.94
Total interest-bearing liabilities	4,044,570	$13,831	1.39%	3,454,975	$8,320	0.98%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	919,185			782,164
Other noninterest-bearing liabilities	51,838			40,761
Total noninterest-bearing liabilities	971,023			822,925
Shareholders’ equity	614,210			498,941
Total liabilities and shareholders’ equity	$5,629,803			$4,776,841
Net interest income / net interest margin (3)		$46,144	3.73%		$38,579	3.69%

(1)

Interest income and average rates for tax‑exempt loans and securities are presented on a tax‑equivalent basis, assuming a federal income tax rate of 21% for the three months ended March 31, 2019 and 2018. Tax-equivalent adjustments totaled $543,000 and $394,000 for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31, 2019
	Compared with
	Three Months Ended March 31, 2018
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold and cash investments	$67	$319	$386
Investment securities:
Taxable investment securities	572	468	1,040
Investment securities exempt from federal income tax	214	(151)	63
Total securities	786	317	1,103
Loans:
Loans	7,560	3,291	10,851
Loans exempt from federal income tax	456	187	643
Total loans	8,016	3,478	11,494
Loans held for sale	(102)	(27)	(129)
Nonmarketable equity securities	120	102	222
Total earning assets	$8,887	$4,189	$13,076
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$337	$1,389	$1,726
Savings deposits	50	9	59
Time deposits	296	956	1,252
Brokered deposits	(31)	240	209
Total interest-bearing deposits	652	2,594	3,246
Short-term borrowings	(17)	130	113
FHLB advances and other borrowings	875	1,101	1,976
Subordinated debt	3	(3)	—
Trust preferred debentures	8	168	176
Total interest-bearing liabilities	$1,521	$3,990	$5,511
Net interest income	$7,366	$199	$7,565

Interest Income.  The $11.5 million, or 27.6%, increase in interest income on loans (on a tax-equivalent basis) for the first quarter of 2019 was primarily due to a 18.7% increase in the average balance of loans outstanding combined with a 37 basis point increase in the average yield. The average balance increase was primarily driven by the addition of $786.2 million of loans from Alpine in February 2018. The increase in the average yield on loans was mainly due to the impact of higher market interest rates. Accretion income associated with accounting discounts established on loans acquired totaled $2.5 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, increasing the reported net interest margin by 17 and 16 basis points for each respective period.

Interest income on our investment securities portfolio on a tax-equivalent basis increased $1.1 million for the three months ended March 31, 2019 compared to the prior year period, mainly attributable to increases in the average balance of investment securities of 19.4%.  The increase in the average balance for the quarter was primarily due to the addition of $293.4 million of investment securities from Alpine in February 2018.

Interest income on short-term cash investments increased to $0.9 million for the three months ended March 31, 2019 compared to $0.5 million for the corresponding period in 2018. This increase was primarily attributable to an increase in short-term interest rates and a $13.8 million increase in the average balance of short term cash investments.

Interest Expense. Interest expense on deposits increased to $7.4 million for the three months ended March 31, 2019 as compared to $4.1 million for the three months ended March 31, 2018.  The $3.2 million, or 78.8%, increase in interest expense on deposits for the first quarter of 2019 was primarily due to a 35 basis point increase in the average rate paid combined with the average balance of interest-bearing deposits increasing 15.6%. The increase in the average balance of deposits for the three months ended March 31, 2019 primarily reflected the addition of $770.2 million of interest-bearing deposits from Alpine in February 2018. The increase in the average rates paid were primarily due to the impact of higher market interest rates.

Interest expense on borrowings increased to $6.5 million for the three months ended March 31, 2019, as compared to $4.2 million for the three months ended March 31, 2018.  The $2.3 million increase in interest expense on borrowings for the three months ended March 31, 2019 was primarily due to expanded usage of FHLB advances as a short-term and long-term funding source, the addition of $18.1 million of FHLB advances assumed from Alpine and the impact of higher market interest rates on new FHLB advances and our variable rate trust preferred debentures.

Provision for Loan Losses.  The provision for loan losses totaled $3.2 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. The provision for loan losses recorded during the three months ended March 31, 2019 was primarily due to specific reserves established on a nonperforming loan.

Noninterest Income.  The following table sets forth the major components of our noninterest income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,		Increase
(dollars in thousands)	2019	2018	(decrease)
Noninterest income:
Commercial FHA revenue	$3,270	$3,330	$(60)
Residential mortgage banking revenue	834	1,418	(584)
Wealth management revenue	4,953	4,079	874
Service charges on deposit accounts	2,520	1,967	553
Interchange revenue	2,680	2,045	635
Gain on sales of investment securities, net	—	65	(65)
Gain on sales of other real estate owned	66	307	(241)
Other income	2,752	3,291	(539)
Total noninterest income	$17,075	$16,502	$573

The $0.6 million increase in noninterest income for the three months ended March 31, 2019 was primarily due to the full quarter impact of the Alpine acquisition, which was a primary factor in wealth management revenue increasing $0.9 million, service charges on deposit accounts increasing $0.6 million and interchange revenue increasing $0.6 million between the quarters. Included in the Alpine acquisition were $1.0 billion of wealth management assets under administration. These increases were offset in part by a $0.6 million decrease in mortgage banking revenue impacted by a decline in closed production and interest rate lock commitments that were due in part to a smaller loan production team. The increases in noninterest income were also offset by a $0.2 million decrease in gain on sales of other real estate owned due to a decrease in the number of properties sold and a $0.5 million decrease in other income.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,		Increase
(dollars in thousands)	2019	2018	(decrease)
Noninterest expense:
Salaries and employee benefits	$22,039	$28,395	$(6,356)
Occupancy and equipment	4,832	4,252	580
Data processing	4,891	4,479	412
FDIC insurance	435	548	(113)
Professional	2,073	3,749	(1,676)
Marketing	1,234	1,206	28
Communications	671	1,576	(905)
Loan expense	360	524	(164)
Other real estate owned	93	90	3
Amortization of intangible assets	1,810	1,675	135
Other	2,659	3,005	(346)
Total noninterest expense	$41,097	$49,499	$(8,402)

The $8.4 million decrease in noninterest expense for the three months ended March 31, 2019 was attributable to the impact of the Alpine acquisition in 2018. The decrease of $6.4 million in salaries and employee benefits was mainly due to the incurrence of Alpine acquisition expenses of change in control payments, severance costs and other benefit-related expenses in the first quarter of 2018. The $1.7 million decrease in professional fees was primarily due to the decrease in professional fees incurred on various technology and other integration projects related to the Alpine acquisition. Communications expense decreased due to expenses incurred the first quarter of 2018, related to the acquisition of Centrue Financial Corporation in June of 2017.

Income Tax Expense. Income tax expense was $4.4 million for the three months ended March 31, 2019 compared to $1.4 million for the three months ended March 31, 2018. Effective tax rates were 23.7% and 43.2% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate in the first quarter of 2018 was negatively impacted by the Company recording additional income tax expense of $0.7 million for the revaluation of net deferred state tax liabilities as a result of the Alpine acquisition.

Financial Condition

Assets. Total assets remained consistent at $5.64 billion at March 31, 2019, as compared to December 31, 2018.

Loans.  The loan portfolio is the largest category of our assets. At March 31, 2019, total loans were $4.09 billion. The following table shows loans by non‑PCI and PCI loan category as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$839,731	$3,358	$843,089	$806,027	$4,857	$810,884
Commercial real estate	1,542,997	17,430	1,560,427	1,619,903	19,252	1,639,155
Construction and land development	233,332	6,044	239,376	223,898	8,331	232,229
Total commercial loans	2,616,060	26,832	2,642,892	2,649,828	32,440	2,682,268
Residential real estate	560,427	8,624	569,051	569,289	8,759	578,048
Consumer	599,151	1,480	600,631	611,408	1,776	613,184
Lease financing	279,532	—	279,532	264,051	—	264,051
Total loans	$4,055,170	$36,936	$4,092,106	$4,094,576	$42,975	$4,137,551

Loans decreased $45.4 million to $4.09 billion at March 31, 2019 as compared to December 31, 2018. The decrease in loans was primarily due to several large loan payoffs and principal reductions in the commercial real estate portfolio in addition to payoffs and payments in the residential real estate and consumer portfolio during the first three months of 2019. These decreases were partially offset by organic loan growth primarily from our commercial equipment financing business and consumer loans originated through home improvement specialty retailers.

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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2019:

	March 31, 2019
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$47,021	$289,515	$278,846	$74,882	$114,637	$38,188	$843,089
Commercial real estate	179,992	78,113	791,131	189,924	62,306	258,961	1,560,427
Construction and land development	10,260	68,321	41,088	114,915	243	4,549	239,376
Total commercial loans	237,273	435,949	1,111,065	379,721	177,186	301,698	2,642,892
Residential real estate	4,551	9,003	23,399	40,606	199,067	292,425	569,051
Consumer	2,863	2,554	575,848	18,911	425	30	600,631
Lease financing	6,761	—	247,229	—	25,542	—	279,532
Total loans	$251,448	$447,506	$1,957,541	$439,238	$402,220	$594,153	$4,092,106

Loan Quality

We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile, credit and geographic concentration for our loan portfolio. We also have what we believe to be a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our allowance for loan losses, our purchase discounts on acquired loans provide additional protections against credit losses.

Discounts on PCI Loans.    PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At March 31, 2019 and December 31, 2018, we had PCI loans totaling $36.9 million and $43.0 million, respectively.

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $50.5 million and $56.9 million as of March 31, 2019 and December 31, 2018, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance, beginning of period	$12,240	$5,732
New loans purchased - Alpine acquisition	—	842
Accretion	(1,076)	(1,161)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	(106)	660
Reclassification from non-accretable	5	1,154
Balance, end of period	$11,063	$7,227

As of March 31, 2019, the balance of accretable discounts on our PCI loan portfolio was $11.1 million compared to $7.2 million at December 31, 2018. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

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

Analysis of the Allowance for Loan Losses.  The following table allocates the allowance for loan losses, or the allowance, by loan category:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$9,545	1.13%	$9,524	1.17%
Commercial real estate	6,617	0.42	4,723	0.29
Construction and land development	398	0.17	372	0.16
Total commercial loans	16,560	0.63	14,619	0.55
Residential real estate	2,424	0.43	2,041	0.35
Consumer	2,137	0.36	2,154	0.35
Lease financing	1,970	0.70	2,089	0.79
Total allowance for loan losses	$23,091	0.56	$20,903	0.51

(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $23.1 million at March 31, 2019 compared to $20.9 million at December 31, 2018. The increase in the allowance at March 31, 2019 compared to December 31, 2018 was mainly attributable to the downgrade of one commercial real estate loan and one residential real estate loan during the first quarter of 2019.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.10% and 0.13% for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

Allowance for non‑PCI loans.    Our methodology for assessing the appropriateness of the allowance for non-PCI loans includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.

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

The following table shows our allowance by loan portfolio and by non‑PCI and PCI loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$9,527	$18	$9,545	$9,419	$105	$9,524
Commercial real estate	5,812	805	6,617	3,879	844	4,723
Construction and land development	398	—	398	372	—	372
Total commercial loans	15,737	823	16,560	13,670	949	14,619
Residential real estate	1,993	431	2,424	1,605	436	2,041
Consumer	1,939	198	2,137	1,971	183	2,154
Lease financing	1,970	—	1,970	2,089	—	2,089
Total allowance for loan losses	$21,639	$1,452	$23,091	$19,335	$1,568	$20,903

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge‑offs for the three months ended March 31, 2019 and 2018:

	As of and for the
	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance, beginning of period	$20,903	$16,431
Charge-offs:
Commercial	112	25
Commercial real estate	58	160
Construction and land development	44	—
Residential real estate	153	36
Consumer	556	434
Lease financing	459	486
Total charge-offs	1,382	1,141
Recoveries:
Commercial	15	104
Commercial real estate	7	94
Construction and land development	7	25
Residential real estate	22	51
Consumer	210	95
Lease financing	66	39
Total recoveries	327	408
Net charge-offs	1,055	733
Provision for loan losses	3,243	2,006
Balance, end of period	$23,091	$17,704
Gross loans, end of period	$4,092,106	$4,029,150
Average loans	$4,128,893	$3,477,917
Net charge-offs to average loans	0.10%	0.09%
Allowance to total loans	0.56%	0.44%

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

	March 31,	December 31,
(dollars in thousands)	2019	2018
Impaired loans:
Commercial	$8,899	$8,928
Commercial real estate	29,611	23,868
Construction and land development	1,218	1,307
Residential real estate	7,753	7,270
Consumer	533	569
Lease financing	1,248	957
Total impaired loans	49,262	42,899
Other real estate owned, non-guaranteed	2,020	3,000
Nonperforming assets	$51,282	$45,899
Impaired loans to total loans	1.20%	1.04%
Nonperforming assets to total assets	0.91%	0.81%

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2019 and the year ended December 31, 2018 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.7 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.  The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $32,000 and $30,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
March 31, 2019	$20,885	$21,329	$14,304	$49,789	$2,522	$890	$109,719
December 31, 2018	34,857	12,956	14,934	45,263	3,448	—	111,458

(1)	Includes only those 8‑rated loans that are not included in impaired loans.

Investment Securities.  Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at March 31, 2019 and December 31, 2018. The book value for investment securities classified as available for sale and equity securities is equal to fair market value.

	March 31, 2019		December 31, 2018
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Available for sale securities
U.S. Treasury securities	$24,768	3.8%	$24,650	3.7%
Government sponsored entity debt securities	75,587	11.5	75,684	11.5
Agency mortgage-backed securities	321,451	49.0	326,305	49.4
State and municipal securities	150,912	23.0	159,262	24.1
Corporate securities	80,021	12.2	71,550	10.8
Total investment securities, available for sale, at fair value	652,739	99.5	657,451	99.5
Equity securities	3,413	0.5	3,334	0.5
Total investment securities, at fair value	$656,152	100.0%	$660,785	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31, 2019
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale
U.S. Treasury securities:
Maturing within one year	$5,004	0.8%	2.4%
Maturing in one to five years	19,764	3.0	1.5
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$24,768	3.8%	1.7%

Government sponsored entity debt securities:
Maturing within one year	$19,969	3.0%	2.3%
Maturing in one to five years	42,792	6.5	2.4
Maturing in five to ten years	12,372	1.9	2.6
Maturing after ten years	454	0.1	2.6
Total government sponsored entity debt securities	$75,587	11.5%	2.4%

Agency mortgage-backed securities:
Maturing within one year	$7,889	1.2%	2.5%
Maturing in one to five years	271,077	41.3	2.8
Maturing in five to ten years	36,740	5.6	2.8
Maturing after ten years	5,745	0.9	3.1
Total agency mortgage-backed securities	$321,451	49.0%	2.8%

State and municipal securities (1):
Maturing within one year	$17,615	2.7%	3.4%
Maturing in one to five years	43,062	6.6	4.1
Maturing in five to ten years	61,648	9.4	4.2
Maturing after ten years	28,587	4.3	4.1
Total state and municipal securities	$150,912	23.0%	4.0%

Corporate securities:
Maturing within one year	$3,022	0.5%	3.9%
Maturing in one to five years	6,006	0.9	3.7
Maturing in five to ten years	70,993	10.8	5.2
Maturing after ten years	—	—	—
Total corporate securities	$80,021	12.2%	5.0%
Total investment securities, available for sale	$652,739	99.5%	3.3%

Equity securities:
No stated maturity	$3,413	0.5%	2.5%
Total investment securities and equity securities	$656,152	100.0%	3.3%

(1)	Weighted average yield for tax‑exempt securities are presented on a tax‑equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at March 31, 2019 at fair value for our investment securities classified as available for sale.

	March 31, 2019
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$25,009	$24,768	$5,004	$19,764	$—	$—	$—	$—
Government sponsored entity debt securities	75,620	75,587	65,170	10,417	—	—	—	—
Agency mortgage-backed securities	321,127	321,451	6,478	314,973	—	—	—	—
State and municipal securities	146,557	150,912	29,039	95,176	9,513	6,041	480	10,663
Corporate securities	79,626	80,021	—	—	32,623	43,391	—	4,007
Total investment securities, available for sale	$647,939	$652,739	$105,691	$440,330	$42,136	$49,432	$480	$14,670

Cash and Cash Equivalents.  Cash and cash equivalents increased $62.8 million to $276.5 million as of March 31, 2019 compared to December 31, 2018. This increase was primarily due to cash flows from investing activities and operating activities totaling $55.5 million and $30.0 million, respectively. These increases were offset in part by cash flows used in financing activities of $22.7 million. Cash flows provided by investing activities primarily consisted of a $44.4 million decrease in loans offset in part by $15.6 million in purchases of investments securities available for sale and $8.0 million in purchases of nonmarketable equity securities. Cash flows provided by operating activities primarily reflected $14.0 million of net income and $99.3 million of proceeds received from sales of loans held for sale exceeding $84.2 million in originations of loans held for sale. Cash used in financing activities primarily reflected $195.0 million of proceeds received from FHLB borrowings which exceeded payments made on FLHB borrowings.

Goodwill and Other Intangible Assets.  Goodwill was $164.7 million at March 31, 2019 and December 31, 2018.

Our other intangible assets, which consist of core deposit and customer relationship intangibles, were $35.6 million and $37.4 million at March 31, 2019 and December 31, 2018, respectively. The decrease in other intangibles primarily reflected the accumulated amortization during the first three months of 2019.

Liabilities.  Total liabilities decreased to $5.02 billion at March 31, 2019 compared to $5.03 billion at December 31, 2018.

Deposits.  We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest‑bearing and interest‑bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$919,185	—	$782,164	—
Interest-bearing:
Checking	990,612	0.54%	867,604	0.22%
Money market	823,263	1.02	714,618	0.67
Savings	449,174	0.20	344,456	0.19
Time, less than $250,000	571,344	1.64	488,963	1.02
Time, $250,000 and over	81,232	1.96	75,433	1.16
Time, brokered	178,354	2.42	184,265	1.88
Total interest-bearing	$3,093,979	0.97%	$2,675,339	0.62%
Total deposits	$4,013,164	0.74%	$3,457,503	0.48%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of March 31, 2019:

	March 31, 2019
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$26,537	$11,538	$20,077	$29,182	$87,334
Brokered deposits	92,536	54,387	22,064	12,201	181,188
Total	$119,073	$65,925	$42,141	$41,383	$268,522

Total deposits decreased $37.9 million to $4.04 billion at March 31, 2019 as compared to December 31, 2018. This decrease primarily resulted from outflows of commercial deposits and a decrease in public funds. At March 31, 2019, total deposits were comprised of 23.3% noninterest‑bearing demand accounts, 55.2% interest‑bearing transaction accounts and 21.5% of time deposits. At March 31, 2019, brokered time deposits totaled $181.2 million, or 4.5% of total deposits, compared to $161.6 million, or 4.0% of total deposits, at December 31, 2018.

Short‑Term Borrowings.  In addition to deposits, we use short‑term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short‑term borrowings were $115.8 million at March 31, 2019 compared to $124.2 million at December 31, 2018.

FHLB Advances and Other Borrowings.  FHLB advances and other borrowings totaled $669.0 million and $640.6 million as of March 31, 2019 and December 31, 2018, respectively. During the first three months of 2019, we increased FHLB advances at the Bank by $29.8 million and made payments of $1.4 million against our term loan.

Capital Resources and Liquidity Management

Capital Resources.  Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available‑for‑sale investment securities.

Shareholders’ equity increased $15.6 million to $624.2 million at March 31, 2019 as compared to December 31, 2018. The increase in shareholders’ equity was due primarily to $5.6 million increase in accumulated other comprehensive income and $14.0 million of net income, partially offset by $5.8 million of declared dividends to common shareholders.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $123.4 million and $132.2 million at March 31, 2019 and December 31, 2018, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $50.0 million and $56.8 million at March 31, 2019 and December 31, 2018, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $59.4 million and $67.6 million at March 31, 2019 and December 31, 2018, respectively. There were no outstanding borrowings at March 31, 2019 and December 31, 2018.

At March 31, 2019, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at March 31, 2019.

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

At March 31, 2019, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

		Fully Phased-In
		Guidelines	Well
Ratio	Actual	Minimum (1)	Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.25%	10.50%	N/A
Midland States Bank	13.06	10.50	10.00%
Common equity Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.16	7.00	N/A
Midland States Bank	12.52	7.00	6.50
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.65	8.50	N/A
Midland States Bank	12.52	8.50	8.00
Tier 1 leverage ratio
Midland States Bancorp, Inc.	8.92	8.50	N/A
Midland States Bank	10.49	8.50	5.00

(1)	As of January 1, 2019, the capital conservation buffer was fully phased in at 2.5%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2019:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,169,400	$—	$—	$—	$3,169,400
Time deposits	581,105	252,882	32,900	1	866,888
Securities sold under repurchase agreements	115,832	—	—	—	115,832
FHLB advances and other borrowings	83,081	35,341	440,587	110,000	669,009
Operating lease obligations	2,181	4,030	3,152	1,835	11,198
Subordinated debt	—	—	—	94,174	94,174
Trust preferred debentures	—	—	—	47,918	47,918
Total contractual obligations	$3,951,599	$292,253	$476,639	$253,928	$4,974,419

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

Our board of directors established broad policy limits with respect to interest rate risk. Enterprise Risk Committee (“ERC”) establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ERC meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

Income Simulation and Economic Value Analysis.  Interest rate risk measurement is calculated and reported to the ERC at least quarterly. The information reported includes period‑end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
March 31, 2019:
Dollar change	$(9,221)	$3,247	$5,477
Percent change	(4.9)%	1.7%	2.9%
December 31, 2018:
Dollar change	$(8,497)	$2,694	$4,623
Percent change	(4.3)%	1.4%	2.4%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months.

We are within Board policy limits for the −100, +100 and +200 basis point scenarios. NII at Risk reported at March 31, 2019, projects that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2018.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
March 31, 2019:
Dollar change	$(91,343)	$49,599	$80,987
Percent change	(14.9)%	8.1%	13.2%
December 31, 2018:
Dollar change	$(80,035)	$40,599	$69,461
Percent change	(12.7)%	6.4%	11.0%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +200 basis point scenarios.

In September 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 100 basis points from the prior −50 basis point floor.  Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a parallel 100 basis point increase or 100 basis point decrease in interest rates over the twelve months would adversely affect net interest income over the same period by more than the tolerance level.  The Bank, effective March 31, 2019 has exceeded the established tolerance level for the −100 basis point sensitivity.

Price Risk.  Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in securities backed by mortgage loans.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk”.

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2019.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
January 1 - 31, 2019	2,426	$22.35	-	-
February 1 - 28, 2019	775	24.17	-	-
March 1 - 31, 2019	512	25.31	-	-
Total	3,713	$23.14	-	-

__________________________________

(1)

Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Item 5 – Other Information

The 2019 annual meeting of shareholders (“Annual Meeting”) of the Company was held on May 3, 2019. There were a total of 24,052,923 shares of common stock outstanding as of the record date for the Annual Meeting, of which 21,958,175 were present in person or by proxy at the meeting, representing 91.3% of the outstanding shares eligible to vote.

Proposal 1:

A proposal to elect three nominees to serve as Class III directors, each for a term expiring at the 2022 annual meeting of shareholders, was presented to shareholders. The results of the shareholder vote on the proposal were as follows:

	Number of Shares	Number of Shares
Nominees	Voted For	Voted Against	Abstentions	Broker Non-Votes
John M. Schultz	16,671,842	2,357,177	1,354	2,927,803
Jerry L. McDaniel	16,873,819	2,155,200	1,354	2,927,803
Jeffrey M. McDonnell	16,877,320	2,151,699	1,354	2,927,803

Proposal 2:

A proposal to approve, on a nonbinding basis, the executive compensation disclosed in the Company’s definitive proxy statement, which was filed on March 18, 2019, was presented to the shareholders. The results of the shareholder vote on the proposal were as follows:

	Number of	Number of
	Shares	Shares
	Voted For	Voted Against	Abstentions	Broker Non-Votes
Approval of executive compensation	15,504,694	3,247,774	277,905	2,927,803

Proposal 3:

A proposal to approve, on a nonbinding basis, the frequency (every one, two or three years) of the nonbinding vote to approve the compensation of the named executive officers was presented to the shareholders. The results of the shareholder vote on the proposal were as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted	Voted	Voted
	Every Year	Every Two Years	Every Three Years	Abstentions	Broker Non-Votes
Frequency of compensation vote	17,294,575	241,163	1,044,109	450,526	2,927,803

Based upon these results, and consistent with the Board of Directors’ previous recommendation, the Company will hold an advisory stockholder vote to approve the compensation of the named executive officers every year.

Proposal 4:

A proposal to approve the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019) was presented to the shareholders. The results of the shareholder vote on the proposal were as follows:

	Number of	Number of
	Shares	Shares
	Voted For	Voted Against	Abstentions	Broker Non-Votes
Approval of the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan	18,878,880	84,211	67,281	2,927,803

Proposal 5:

A proposal to approve the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan was presented to the shareholders. The results of the shareholder vote on the proposal were as follows:

	Number of	Number of
	Shares	Shares
	Voted For	Voted Against	Abstentions	Broker Non-Votes
Approval of the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan	17,814,253	1,144,632	71,487	2,927,803

Proposal 6:

A proposal to ratify the appointment of Crowe LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2019, was presented to the shareholders. The results of the shareholder vote on the proposal were as follows:

	Number of	Number of
	Shares	Shares
	Voted For	Voted Against	Abstentions	Broker Non-Votes
Ratification of Appointment of Crowe LLP	21,837,962	94,925	25,288	-

Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan

At the Annual Meeting, the Company’s shareholders approved the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (the “2019 LTIP”).  The 2019 LTIP was adopted by the Company’s board of directors on February 5, 2019, subject to shareholder approval at the Annual Meeting, to promote the Company’s long term financial success, to attract, retain and reward persons who can contribute to the Company’s success, and to further align the participants’ interest with those of the Company’s shareholders.  The 2019 LTIP will be administered by the Compensation Committee of the board of directors, which will select award recipients from the eligible participants, determine the types of awards to be granted, and determine the applicable terms, conditions, performance criteria, restrictions and other provisions of such awards, including any vesting or accelerated vesting requirements or conditions applicable to an award or awards.  The types of awards which may be granted under the 2019 LTIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards.

The 2019 LTIP incorporates a broad variety of cash-based and equity-based incentive compensation elements to provide the Compensation Committee with significant flexibility to appropriately address the requirements and limitations of recently applicable legal, regulatory and financial accounting standards in a manner mutually consistent with the purposes of the 2019 LTIP and shareholder interests.

Subject to permitted adjustments for certain corporate transactions, the maximum number of shares that may be delivered to participants, or their beneficiaries, under the 2019 LTIP is 1,000,000 shares of the Company’s common stock.

The foregoing description of the 2019 LTIP is qualified in its entirety by the text of the 2019 LTIP, which is filed as Appendix B to the Company’s definitive proxy statement, filed with the SEC on March 18, 2019, and which is incorporated herein by reference.

Item 6 – Exhibits

Exhibit No.	Description
10.1

Amendment No. 3 to Employment Agreement, dated as of January 1, 2019, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.2

Amendment No. 2 to Employment Agreement, dated as of January 1, 2019, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.3

Amendment No. 2 to Employment Agreement, dated as of January 1, 2019, between Midland States Bank and Jeffrey S. Mefford (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: May 9, 2019	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2019	By:	/s/	Stephen A. Erickson
Stephen A. Erickson
Chief Financial Officer
(Principal Financial and Accounting Officer)