Form 10-Q
period 2019-06-30
Midland States Bancorp, Inc.
filed 2019-08-07
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

As of July 31, 2019, the Registrant had 24,363,400 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$244,239	$210,780
Federal funds sold	1,176	2,920
Cash and cash equivalents	245,415	213,700
Investment securities available for sale, at fair value	609,657	657,451
Equity securities, at fair value	3,369	3,334
Loans	4,073,527	4,137,551
Allowance for loan losses	(25,925)	(20,903)
Total loans, net	4,047,602	4,116,648
Loans held for sale, at fair value	22,143	30,401
Premises and equipment, net	94,824	94,840
Operating lease right-of-use asset	10,226	—
Other real estate owned	3,797	3,483
Nonmarketable equity securities	43,175	42,472
Accrued interest receivable	15,509	16,560
Mortgage servicing rights, at lower of cost or fair value	54,191	53,447
Mortgage servicing rights held for sale	159	3,545
Intangible assets	33,893	37,376
Goodwill	164,673	164,673
Cash surrender value of life insurance policies	140,593	138,783
Accrued income taxes receivable	2,032	8,809
Deferred tax assets, net	—	1,251
Other assets	54,797	50,900
Total assets	$5,546,055	$5,637,673
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$902,286	$972,164
Interest-bearing	3,108,921	3,102,006
Total deposits	4,011,207	4,074,170
Short-term borrowings	113,844	124,235
FHLB advances and other borrowings	582,387	640,631
Subordinated debt	94,215	94,134
Trust preferred debentures	48,041	47,794
Accrued interest payable	5,455	4,855
Deferred tax liabilities, net	3,869	—
Operating lease liabilities	10,719	—
Other liabilities	36,430	43,329
Total liabilities	4,906,167	5,029,148

Shareholders’ Equity:
Preferred stock, Series H, $2 par value; $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	2,684	2,781
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,897,038 and 23,751,798 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	239	238
Capital surplus	477,412	473,833
Retained earnings	152,387	133,781
Accumulated other comprehensive income (loss)	7,166	(2,108)
Total shareholders’ equity	639,888	608,525
Total liabilities and shareholders’ equity	$5,546,055	$5,637,673

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans:
Taxable	$53,021	$50,699	$104,903	$91,730
Tax exempt	918	802	1,892	1,269
Loans held for sale	451	295	750	723
Investment securities:
Taxable	3,606	3,756	7,289	6,399
Tax exempt	1,061	1,235	2,127	2,251
Nonmarketable equity securities	597	482	1,218	881
Federal funds sold and cash investments	982	1,014	1,889	1,535
Total interest income	60,636	58,283	120,068	104,788
Interest expense:
Deposits	8,437	5,005	15,800	9,122
Short-term borrowings	210	116	447	240
FHLB advances and other borrowings	3,541	2,582	7,388	4,453
Subordinated debt	1,514	1,514	3,028	3,028
Trust preferred debentures	857	780	1,727	1,474
Total interest expense	14,559	9,997	28,390	18,317
Net interest income	46,077	48,286	91,678	86,471
Provision for loan losses	4,076	1,854	7,319	3,860
Net interest income after provision for loan losses	42,001	46,432	84,359	82,611
Noninterest income:
Wealth management revenue	5,504	5,316	10,457	9,395
Commercial FHA revenue	4,917	326	8,187	3,656
Residential mortgage banking revenue	611	2,116	1,445	3,534
Service charges on deposit accounts	2,639	2,693	5,159	4,660
Interchange revenue	3,010	2,929	5,690	4,974
Gain (loss) on sales of investment securities, net	14	(70)	14	(5)
(Loss) gain on sales of other real estate owned	(12)	166	54	473
Other income	2,904	2,371	5,656	5,662
Total noninterest income	19,587	15,847	36,662	32,349
Noninterest expense:
Salaries and employee benefits	21,134	23,467	43,173	51,862
Occupancy and equipment	4,500	4,708	9,332	8,960
Data processing	4,987	5,106	9,878	9,585
FDIC insurance	367	539	802	1,087
Professional	2,410	3,195	4,483	6,944
Marketing	1,118	1,411	2,352	2,617
Communications	677	741	1,348	2,317
Loan expense	616	552	976	1,076
Other real estate owned	101	166	194	256
Amortization of intangible assets	1,673	1,576	3,483	3,251
(Gain) loss on mortgage servicing rights held for sale	(515)	188	(515)	188
Other expense	3,126	4,803	5,785	7,808
Total noninterest expense	40,194	46,452	81,291	95,951
Income before income taxes	21,394	15,827	39,730	19,009
Income taxes	5,039	3,045	9,393	4,421
Net income	16,355	12,782	30,337	14,588
Preferred stock dividends and premium amortization	34	36	68	72
Net income available to common shareholders	$16,321	$12,746	$30,269	$14,516
Per common share data:
Basic earnings per common share	$0.67	$0.53	$1.25	$0.64
Diluted earnings per common share	$0.67	$0.52	$1.24	$0.63
Weighted average common shares outstanding	24,081,777	23,815,436	24,040,032	22,365,927
Weighted average diluted common shares outstanding	24,303,211	24,268,111	24,254,612	22,817,472

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$16,355	$12,782	$30,337	$14,588
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	5,098	(2,252)	12,806	(5,589)
Reclassification adjustment for realized net (gains) losses on sales of investment securities included in net income	(14)	70	(14)	5
Income tax effect	(1,398)	595	(3,518)	1,519
Change in investment securities available for sale, net of tax	3,686	(1,587)	9,274	(4,065)
Other comprehensive income (loss), net of tax	3,686	(1,587)	9,274	(4,065)
Total comprehensive income	$20,041	$11,195	$39,611	$10,523

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	income (loss)	equity
For the three months ended June 30, 2019:
Balances, March 31, 2019	$2,733	$238	$475,811	$141,906	$3,480	$624,168
Net income	—	—	—	16,355	—	16,355
Other comprehensive income	—	—	—	—	3,686	3,686
Common dividends declared ($0.2425 per share)	—	—	—	(5,840)	—	(5,840)
Preferred dividends declared	—	—	—	(83)	—	(83)
Preferred stock, premium amortization	(49)	—	—	49	—	—
Share-based compensation expense	—	—	493	—	—	493
Issuance of common stock under employee benefit plans	—	1	1,108	—	—	1,109
Balances, June 30, 2019	$2,684	$239	$477,412	$152,387	$7,166	$639,888

For the six months ended June 30, 2019:
Balances, December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	30,337	—	30,337
Other comprehensive income	—	—	—	—	9,274	9,274
Common dividends declared ($0.4850 per share)	—	—	—	(11,663)	—	(11,663)
Preferred dividends declared	—	—	—	(165)	—	(165)
Preferred stock, premium amortization	(97)	—	—	97	—	—
Share-based compensation expense	—	—	1,339	—	—	1,339
Issuance of common stock under employee benefit plans	—	1	2,240	—	—	2,241
Balances, June 30, 2019	$2,684	$239	$477,412	$152,387	$7,166	$639,888

For the three months ended June 30, 2018:
Balances, March 31, 2018	$2,923	$236	$470,937	$112,009	$(720)	$585,385
Net income	—	—	—	12,782	—	12,782
Other comprehensive loss	—	—	—	—	(1,587)	(1,587)
Common dividends declared ($0.22 per share)	—	—	—	(5,233)	—	(5,233)
Preferred dividends declared	—	—	—	(83)	—	(83)
Preferred stock, premium amortization	(47)	—	—	47	—	—
Share-based compensation expense	—	—	398	—	—	398
Issuance of common stock under employee benefit plans	—	1	872	—	—	873
Balances, June 30, 2018	$2,876	$237	$472,207	$119,522	$(2,307)	$592,535

For the six months ended June 30, 2018:
Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	14,588	—	14,588
Other comprehensive loss	—	—	—	—	(4,065)	(4,065)
Common dividends declared ($0.44 per share)	—	—	—	(9,472)	—	(9,472)
Preferred dividends declared	—	—	—	(166)	—	(166)
Preferred stock, premium amortization	(94)	—	—	94	—	—
Share-based compensation expense	—	—	831	—	—	831
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Issuance of common stock under employee benefit plans	—	1	1,352	—	—	1,353
Balances, June 30, 2018	$2,876	$237	$472,207	$119,522	$(2,307)	$592,535

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$30,337	$14,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,319	3,860
Depreciation on premises and equipment	3,186	3,083
Amortization of intangible assets	3,483	3,251
Amortization of operating lease right-of-use asset	1,353	—
Share-based compensation expense	1,339	831
Increase in cash surrender value of life insurance	(1,810)	(1,737)
Investment securities amortization, net	1,925	1,814
(Gain) loss on sales of investment securities, net	(14)	5
Gain on sales of other real estate owned	(54)	(473)
Impairment of other real estate owned	16	126
Origination of loans held for sale	(233,845)	(251,501)
Proceeds from sales of loans held for sale	248,704	269,899
Gain on loans sold and held for sale	(7,563)	(5,372)
Loss on disposals of premises and equipment	9	—
Amortization of mortgage servicing rights	1,353	1,671
(Recapture) impairment of mortgage servicing rights	(534)	633
(Gain) loss on mortgage servicing rights held for sale	(515)	188
Net change in operating assets and liabilities:
Accrued interest receivable	1,051	1,329
Accrued interest payable	600	667
Accrued income taxes receivable	8,209	3,789
Operating lease liabilities	(1,483)	—
Other assets	(3,308)	(8,994)
Other liabilities	(6,210)	(640)
Net cash provided by operating activities	53,548	37,017
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(32,539)	(59,031)
Sales	28,465	16,869
Maturities and payments	62,680	71,483
Equity securities:
Purchases	(31)	(29)
Sales	105	7,733
Net decrease (increase) in loans	59,998	(86,122)
Proceeds from sale of premises and equipment	31	183
Purchases of premises and equipment	(3,210)	(4,087)
Proceeds from sales of mortgage servicing rights held for sale	3,288	13,101
Purchases of nonmarketable equity securities	(10,271)	(14,045)
Sales of nonmarketable equity securities	9,568	6,601
Proceeds from sales of other real estate owned	1,274	3,226
Net cash acquired in acquisition	—	36,153
Net cash provided by (used in) investing activities	119,358	(7,965)
Cash flows from financing activities:
Net decrease in deposits	(62,963)	(82,362)
Net decrease in short-term borrowings	(10,391)	(41,590)
Proceeds from FHLB borrowings	295,000	657,000
Payments made on FHLB borrowings	(350,393)	(491,257)
Payments made on other borrowings	(2,857)	(1,429)
Cash dividends paid on preferred stock	(165)	(166)
Cash dividends paid on common stock	(11,663)	(9,472)
Proceeds from issuance of common stock under employee benefit plans	2,241	1,353
Net cash (used in) provided by financing activities	(141,191)	32,077
Net increase in cash and cash equivalents	31,715	61,129
Cash and cash equivalents:
Beginning of period	213,700	215,202
End of period	$245,415	$276,331
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$27,790	$17,111
Income tax paid (net of refunds)	612	528
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$1,719	$765
Transfer of mortgage servicing rights at lower of cost or market to mortgage servicing rights held for sale	—	3,649

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1 – Business Description

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment finance, merchant credit card services, trust and investment management, and insurance and financial planning services. In addition, multifamily and healthcare facility Federal Housing Administration (“FHA”) financing is provided through Love Funding Corporation (“Love Funding”), our non-bank subsidiary.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2018 Annual Report on Form 10-K. There has been one change to our significant accounting policies since December 31, 2018, which is described below. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2018 amounts have been made to conform to the 2019 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

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

Accounting Guidance Adopted in 2019

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and to disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases;” and ASU No. 2018-11, “Targeted Improvements.” The new standard established a right-of-use (“ROU”) model, that requires a lessee to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. Under the new guidance, leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income. The Company adopted the new standard on January 1, 2019, and used the effective date as our date of initial application.

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

Accounting Guidance Issued But Not Yet Adopted

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As previously disclosed, the Company has established a cross-functional governance structure, which oversees overall strategy for implementation of Topic 326. Additionally, a working group was formed and has developed a project plan focused on understanding the ASU, researching issues, data requirements, technology solutions and future state processes. The project plan is targeting the model validation completion by a third party during the third quarter of 2019, with parallel processing of our existing allowance for loan loss model with CECL prior to implementation during the third and fourth quarters of 2019. The working group has identified 12 distinct loan portfolios for which a model has been developed and internally validated. The Company continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures. The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

FASB ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” – In August 2018, the FASB issued ASU No. 2018-13 to improve the disclosure requirements on fair value measurements. The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements. The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, but it is not expected to have a material impact.

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

Note 4 – Investment Securities

Investment securities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
Government sponsored entity debt securities	$74,286	$589	$—	$74,875
Agency mortgage-backed securities	294,432	3,126	196	297,362
State and municipal securities	138,181	5,559	11	143,729
Corporate securities	92,874	1,251	434	93,691
Total available for sale securities	$599,773	$10,525	$641	$609,657
Equity securities				$3,369

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$25,018	$—	$368	$24,650
Government sponsored entity debt securities	76,554	17	887	75,684
Agency mortgage-backed securities	329,690	371	3,756	326,305
State and municipal securities	156,795	3,282	815	159,262
Corporate securities	72,302	383	1,135	71,550
Total available for sale securities	$660,359	$4,053	$6,961	$657,451
Equity securities				$3,334

Unrealized losses and fair values for investment securities available for sale as of June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
Government sponsored entity debt securities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed securities	25,257	30	40,366	166	65,623	196
State and municipal securities	836	4	3,348	7	4,184	11
Corporate securities	18,053	287	6,390	147	24,443	434
Total available for sale securities	$44,146	$321	$50,104	$320	$94,250	$641

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$5,012	$1	$19,638	$367	$24,650	$368
Government sponsored entity debt securities	51,717	195	23,223	692	74,940	887
Agency mortgage-backed securities	139,115	528	126,561	3,228	265,676	3,756
State and municipal securities	15,791	146	27,692	669	43,483	815
Corporate securities	32,616	575	8,535	560	41,151	1,135
Total available for sale securities	$244,251	$1,445	$205,649	$5,516	$449,900	$6,961

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

At June 30, 2019, 51 investment securities available for sale had unrealized losses with aggregate depreciation of 0.68% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery in value; therefore, the Company does not consider these securities to be other than temporarily impaired at June 30, 2019.

For the three and six months ended June 30, 2019 and 2018, the Company did not recognize OTTI losses on its investment securities.

The following is a summary of the amortized cost and fair value of the available-for-sale investment securities, by maturity, at June 30, 2019. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other available-for-sale investment securities are based on final contractual maturity.

	Amortized	Fair
(dollars in thousands)	cost	value
Available for sale securities
Within one year	$47,428	$47,545
After one year through five years	79,332	81,206
After five years through ten years	152,041	155,775
After ten years	26,540	27,769
Mortgage-backed securities	294,432	297,362
Total available for sale securities	$599,773	$609,657

Proceeds from the sale of securities available for sale were $28.5 million for both the three and six months ended June 30, 2019. Gross realized gains and gross realized losses from the sale of securities available for sale were $126,000 and $190,000, respectively, for both the three and six months ended June 30, 2019.

Proceeds from the sale of securities available for sale were $15.3 million and $16.9 million for the three and six months ended June 30, 2018, respectively. Gross realized gains from the sale of securities available for sale were $8,000 and $73,000 for the three and six months ended June 30, 2018, respectively. Gross realized losses from the sale of securities available for sale were $25,000 for both the three and six months ended June 30, 2018.

Proceeds from the sale of equity securities were $105,000 for the three and six months ended June 30, 2019.

Gross realized gains from the sale of equity securities were $78,000 for the three and six months ended June 30, 2019. There were no gross realized losses from the sale of equity securities for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized net unrealized losses of $30,000 and net unrealized gains of $37,000, respectively, on equity securities, which was recorded as other income in the consolidated statements of income.

Proceeds from the sale of equity securities were $7.7 million for the three and six months ended June 30, 2018. Gross realized losses from the sale of equity securities were $53,000 for the three and six months ended June 30, 2018. There were no gross realized gains from the sale of equity securities for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized net unrealized losses of $18,000 and net unrealized gains of $93,000, respectively, on equity securities, which was recorded as other income in the consolidated statements of income.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans (1)	Total	Loans	Loans (1)	Total
Commercial	$848,587	$2,974	$851,561	$806,027	$4,857	$810,884
Commercial real estate	1,508,683	15,686	1,524,369	1,619,903	19,252	1,639,155
Construction and land development	244,188	6,226	250,414	223,898	8,331	232,229
Total commercial loans	2,601,458	24,886	2,626,344	2,649,828	32,440	2,682,268
Residential real estate	544,061	8,345	552,406	569,289	8,759	578,048
Consumer	595,728	1,240	596,968	611,408	1,776	613,184
Lease financing	297,809	—	297,809	264,051	—	264,051
Total loans	$4,039,056	$34,471	$4,073,527	$4,094,576	$42,975	$4,137,551
(1)	The unpaid principal balance for PCI loans totaled $45.0 million and $56.9 million as of June 30, 2019 and December 31, 2018, respectively.

Total loans include net deferred loan fees of $3.0 million and $11.6 million at June 30, 2019 and December 31, 2018, respectively, and unearned income of $34.2 million and $29.2 million within the lease financing portfolio at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had commercial and residential loans held for sale totaling $22.1 million and $30.4 million, respectively. During the three and six months ended June 30, 2019, the Company sold commercial and residential real estate loans with proceeds totaling $149.4 million and $248.7 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $115.9 million and $269.9 million for the comparable periods in 2018, respectively.

The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $24.5 million and $26.5 million at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, there were $1.6 million and $3.1 million of new loans and other additions, respectively, while repayments and other reductions totaled $643,000 and $5.1 million, respectively.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$796,947	$1,403,625	$238,050	$2,438,622	$748,296	$1,536,127	$218,798	$2,503,221
Special mention	22,391	23,284	2,491	48,166	35,103	15,306	3,448	53,857
Substandard	21,086	53,152	884	75,122	14,139	46,976	—	61,115
Substandard – nonaccrual	8,163	28,622	1,312	38,097	8,489	21,494	1,171	31,154
Doubtful	—	—	—	—	—	—	—	—
Not graded	—	—	1,451	1,451	—	—	481	481
Total (excluding PCI)	$848,587	$1,508,683	$244,188	$2,601,458	$806,027	$1,619,903	$223,898	$2,649,828

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$535,528	$595,339	$296,776	$1,427,643	$562,019	$610,839	$263,094	$1,435,952
Impaired	8,533	389	1,033	9,955	7,270	569	957	8,796
Total (excluding PCI)	$544,061	$595,728	$297,809	$1,437,598	$569,289	$611,408	$264,051	$1,444,748

Impaired Loans

Impaired loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at June 30, 2019 and December 31, 2018 do not include $34.5 million and $43.0 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2019 and 2018 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $666,000 and $1.3 million for the three and six months ended June 30, 2019, respectively, and $346,000 and $846,000 for the three and six months ended June 30, 2018, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $29,000 and $61,000 for the three and six months ended June 30, 2019, respectively, and $28,000 and $58,000 for the comparable periods in 2018, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$7,863	$8,380	$5,311	$7,945	$8,102	$4,448
Commercial real estate	13,616	14,235	4,395	7,496	13,844	523
Construction and land development	109	155	12	171	171	54
Residential real estate	5,174	5,915	668	4,055	4,662	554
Consumer	379	427	34	428	444	45
Lease financing	494	494	262	766	766	361
Total impaired loans with a valuation allowance	27,635	29,606	10,682	20,861	27,989	5,985
Impaired loans with no related valuation allowance:
Commercial	915	3,991	—	983	4,392	—
Commercial real estate	16,967	23,739	—	16,372	16,921	—
Construction and land development	1,251	1,253	—	1,136	1,136	—
Residential real estate	3,359	3,639	—	3,215	3,516	—
Consumer	10	12	—	141	145	—
Lease financing	539	538	—	191	191	—
Total impaired loans with no related valuation allowance	23,041	33,172	—	22,038	26,301	—
Total impaired loans:
Commercial	8,778	12,371	5,311	8,928	12,494	4,448
Commercial real estate	30,583	37,974	4,395	23,868	30,765	523
Construction and land development	1,360	1,408	12	1,307	1,307	54
Residential real estate	8,533	9,554	668	7,270	8,178	554
Consumer	389	439	34	569	589	45
Lease financing	1,033	1,032	262	957	957	361
Total impaired loans (excluding PCI)	$50,676	$62,778	$10,682	$42,899	$54,290	$5,985

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $12.1 million and $11.4 million at June 30, 2019 and December 31, 2018, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended June 30, 2019 and 2018 are included in the table below:

	Three Months Ended June 30,
	2019		2018
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$8,007	$7	$1,229	$7
Commercial real estate	9,435	23	2,589	21
Construction and land development	111	—	100	1
Residential real estate	5,236	8	4,167	10
Consumer	395	—	166	—
Lease financing	494	—	447	—
Total impaired loans with a valuation allowance	23,678	38	8,698	39
Impaired loans with no related valuation allowance:
Commercial	937	—	864	—
Commercial real estate	21,313	—	15,876	—
Construction and land development	1,252	1	711	—
Residential real estate	3,367	3	2,360	2
Consumer	10	1	20	—
Lease financing	538	—	321	—
Total impaired loans with no related valuation allowance	27,417	5	20,152	2
Total impaired loans:
Commercial	8,944	7	2,093	7
Commercial real estate	30,748	23	18,465	21
Construction and land development	1,363	1	811	1
Residential real estate	8,603	11	6,527	12
Consumer	405	1	186	—
Lease financing	1,032	—	768	—
Total impaired loans (excluding PCI)	$51,095	$43	$28,850	$41

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the six months ended June 30, 2019 and 2018 are included in the table below:

	Six Months Ended June 30,
	2019		2018
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$8,448	$13	$1,279	$17
Commercial real estate	9,381	50	2,769	41
Construction and land development	119	—	101	2
Residential real estate	5,264	19	4,173	21
Consumer	413	—	175	—
Lease financing	494	—	447	—
Total impaired loans with a valuation allowance	24,119	82	8,944	81
Impaired loans with no related valuation allowance:
Commercial	955	—	888	—
Commercial real estate	21,512	—	16,138	—
Construction and land development	1,261	1	725	—
Residential real estate	3,379	5	2,381	2
Consumer	11	1	21	—
Lease financing	538	—	321	—
Total impaired loans with no related valuation allowance	27,656	7	20,474	2
Total impaired loans:
Commercial	9,403	13	2,167	17
Commercial real estate	30,893	50	18,907	41
Construction and land development	1,380	1	826	2
Residential real estate	8,643	24	6,554	23
Consumer	424	1	196	—
Lease financing	1,033	—	768	—
Total impaired loans (excluding PCI)	$51,776	$89	$29,418	$83

The aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of June 30, 2019 and December 31, 2018 were as follows:

	Accruing
	30-59	60-89	Past Due
	Days	Days	90 Days		Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Nonaccrual	Past Due	Current	Loans
June 30, 2019
Commercial	$3,828	$2,777	$—	$8,163	$14,768	$833,819	$848,587
Commercial real estate	1,489	1,501	—	28,622	31,612	1,477,071	1,508,683
Construction and land development	—	—	—	1,312	1,312	242,876	244,188
Residential real estate	544	643	—	7,831	9,018	535,043	544,061
Consumer	5,456	3,774	4	338	9,572	586,156	595,728
Lease financing	1,112	430	302	731	2,575	295,234	297,809
Total (excluding PCI)	$12,429	$9,125	$306	$46,997	$68,857	$3,970,199	$4,039,056
December 31, 2018
Commercial	$4,013	$2,581	$4	$8,489	$15,087	$790,940	$806,027
Commercial real estate	1,667	945	149	21,494	24,255	1,595,648	1,619,903
Construction and land development	989	—	85	1,171	2,245	221,653	223,898
Residential real estate	1,292	728	566	5,894	8,480	560,809	569,289
Consumer	5,211	2,533	51	388	8,183	603,225	611,408
Lease financing	4,322	932	206	751	6,211	257,840	264,051
Total (excluding PCI)	$17,494	$7,719	$1,061	$38,187	$64,461	$4,030,115	$4,094,576

Troubled Debt Restructurings

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’

contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $412,000 and $557,000 as of June 30, 2019 and December 31, 2018, respectively. The Company had no unfunded commitments in connection with TDRs at June 30, 2019 and December 31, 2018.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$615	$386	$1,001	$435	$406	$841
Commercial real estate	1,961	10,695	12,656	2,225	9,103	11,328
Construction and land development	48	174	222	51	—	51
Residential real estate	702	1,467	2,169	810	853	1,663
Consumer	47	—	47	130	—	130
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$3,373	$12,722	$16,095	$3,651	$10,362	$14,013
(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2019 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended June 30, 2019
Troubled debt restructurings:
Number of loans	1	—	—	2	—	—	3
Pre-modification outstanding balance	$249	$—	$—	$106	$—	$—	$355
Post-modification outstanding balance	249	—	—	109	—	—	358

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2019
Troubled debt restructurings:
Number of loans	1	3	1	9	2	—	16
Pre-modification outstanding balance	$—	$1,924	$62	$330	$15	$—	$2,331
Post-modification outstanding balance	249	1,838	16	324	16	—	2,443

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	1	—	—	—	1
Recorded balance	$—	$—	$43	$—	$—	$—	$43

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

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, at beginning of period	$11,063	$7,630	$12,240	$5,732
New loans purchased – Alpine acquisition	—	—	—	1,245
Accretion	(1,937)	(1,190)	(3,013)	(2,351)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	194	(181)	88	479
Reclassification from non-accretable	1,079	5	1,084	1,159
Balance, at end of period	$10,399	$6,264	$10,399	$6,264

Accretion recorded as loan interest income totaled $1.9 million and $3.0 million during the three and six months ended June 30, 2019, respectively, and $1.2 million and $2.4 million for the comparable periods in 2018, respectively.

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

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended June 30, 2019:
Balance, beginning of period	$9,545	$6,617	$398	$2,424	$2,137	$1,970	$23,091
Provision for loan losses	558	2,262	(85)	174	326	841	4,076
Charge-offs	(2)	(269)	—	(223)	(465)	(691)	(1,650)
Recoveries	14	29	3	49	221	92	408
Balance, end of period	$10,115	$8,639	$316	$2,424	$2,219	$2,212	$25,925

Changes in allowance for loan losses for the six months ended June 30, 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for loan losses	676	4,207	(22)	688	655	1,115	7,319
Charge-offs	(114)	(327)	(44)	(376)	(1,021)	(1,150)	(3,032)
Recoveries	29	36	10	71	431	158	735
Balance, end of period	$10,115	$8,639	$316	$2,424	$2,219	$2,212	$25,925

Changes in allowance for loan losses for the three months ended June 30, 2018:
Balance, beginning of period	$5,902	$5,485	$328	$2,504	$1,309	$2,176	$17,704
Provision for loan losses	1,224	(310)	157	279	522	(18)	1,854
Charge-offs	(1,120)	(99)	—	(103)	(349)	(473)	(2,144)
Recoveries	197	301	20	62	147	105	832
Balance, end of period	$6,203	$5,377	$505	$2,742	$1,629	$1,790	$18,246

Changes in allowance for loan losses for the six months ended June 30, 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	1,791	197	(58)	18	826	1,086	3,860
Charge-offs	(1,145)	(259)	—	(139)	(783)	(959)	(3,285)
Recoveries	301	395	45	113	242	144	1,240
Balance, end of period	$6,203	$5,377	$505	$2,742	$1,629	$1,790	$18,246

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of June 30, 2019 and December 31, 2018 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
June 30, 2019:

Allowance for loan losses:
Loans individually evaluated for impairment	$5,242	$4,361	$—	$294	$—	$235	$10,132
Loans collectively evaluated for impairment	69	34	12	374	34	27	550
Non-impaired loans collectively evaluated for impairment	4,788	3,481	304	1,349	1,992	1,950	13,864
Loans acquired with deteriorated credit quality (1)	16	763	—	407	193	—	1,379
Total allowance for loan losses	$10,115	$8,639	$316	$2,424	$2,219	$2,212	$25,925
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$8,175	$30,286	$1,251	$4,926	$—	$792	$45,430
Impaired loans collectively evaluated for impairment	603	297	109	3,607	389	241	5,246
Non-impaired loans collectively evaluated for impairment	839,809	1,478,100	242,828	535,528	595,339	296,776	3,988,380
Loans acquired with deteriorated credit quality (1)	2,974	15,686	6,226	8,345	1,240	—	34,471
Total recorded investment (loan balance)	$851,561	$1,524,369	$250,414	$552,406	$596,968	$297,809	$4,073,527

December 31, 2018:

Allowance for loan losses:
Loans individually evaluated for impairment	$4,405	$476	$48	$233	$—	$330	$5,492
Loans collectively evaluated for impairment	43	47	6	321	45	31	493
Non-impaired loans collectively evaluated for impairment	4,971	3,356	318	1,051	1,926	1,728	13,350
Loans acquired with deteriorated credit quality (1)	105	844	—	436	183	—	1,568
Total allowance for loan losses	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$8,520	$23,431	$1,249	$3,929	$5	$668	$37,802
Impaired loans collectively evaluated for impairment	408	437	58	3,341	564	289	5,097
Non-impaired loans collectively evaluated for impairment	797,099	1,596,035	222,591	562,019	610,839	263,094	4,051,677
Loans acquired with deteriorated credit quality (1)	4,857	19,252	8,331	8,759	1,776	—	42,975
Total recorded investment (loan balance)	$810,884	$1,639,155	$232,229	$578,048	$613,184	$264,051	$4,137,551
(1)	Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Land	$20,231	$20,231
Buildings and improvements	78,782	76,141
Furniture and equipment	30,194	29,858
Total	129,207	126,230
Accumulated depreciation	(34,383)	(31,390)
Premises and equipment, net	$94,824	$94,840

Depreciation expense of $1.6 million and $3.2 million was recorded for the three and six months ended June 30, 2019, respectively, and $1.6 million and $3.1 million for the comparable periods in 2018, respectively.

Note 7 – Leases

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

The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

The Company has operating leases for banking centers and operating facilities. Our leases have remaining lease terms of 2 months to 13 years, some of which may include options to extend the lease terms for up to an additional 5 years. The options to extend are included if they are reasonably certain to be exercised.

As of June 30, 2019, operating lease ROU assets totaled $10.2 million and operating lease liabilities totaled $10.7 million.

Information related to operating leases for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$706	$1,415
Operating cash flows from leases	742	1,483
Right-of-use assets obtained in exchange for lease obligations	181	12,281
Weighted average remaining lease term	5.9 years	5.9 years
Weighted average discount rate	3.12%	3.12%

The projected minimum rental payments under the terms of the leases as of June 30, 2019 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2019 remaining	$1,143
2020	2,382
2021	2,229
2022	2,119
2023	1,594
Thereafter	2,322
Total future minimum lease payments	11,789
Less imputed interest	(1,070)
Total operating lease liabilities	$10,719

Note 8 – Mortgage Servicing Rights

The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of approximately $4.03 billion and $3.98 billion at June 30, 2019 and December 31, 2018, respectively. Changes in our commercial FHA mortgage servicing rights were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage servicing rights:
Balance, beginning of period	$55,787	$56,039	$56,252	$55,714
Originated servicing	1,350	911	1,563	1,912
Amortization	(675)	(682)	(1,353)	(1,358)
Balance, end of period	56,462	56,268	56,462	56,268
Valuation allowances:
Balance, beginning of period	2,830	3,387	2,805	3,254
Additions	—	500	25	633
Reductions	(559)	—	(559)	—
Balance, end of period	2,271	3,887	2,271	3,887
Mortgage servicing rights, net	$54,191	$52,381	$54,191	$52,381
Fair value:
At beginning of period	$52,957	$52,652	$53,447	$52,460
At end of period	$54,191	$52,381	$54,191	$52,381

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial portfolio, used in the valuation of servicing rights at June 30, 2019 and December 31, 2018. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
(dollars in thousands)	Fee	Rate	Maturity	Rate	Cost	Rate
June 30, 2019:
Commercial FHA mortgage loans	0.12%	3.68%	29.9	8.21%	$1,000	10 - 14%

December 31, 2018:
Commercial FHA mortgage loans	0.13%	3.67%	30.1	8.24%	$1,000	10 - 14%

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

At June 30, 2019 and December 31, 2018, the Company serviced residential mortgage loans for others with unpaid principal balances of approximately $58.6 million and $897.6 million, respectively. During the three and six months ended June 30, 2019, the Company sold mortgage servicing rights held for sale of zero and $3.3 million, respectively, and sold mortgage servicing rights held for sale of $2.7 million and $12.9 million for the comparable periods in 2018, respectively. At June 30, 2019, total residential mortgage servicing rights of $159,000 are reflected in the consolidated balance sheet as mortgage servicing rights held for sale.

Note 9 – Goodwill and Intangible Assets

At June 30, 2019 and December 31, 2018, goodwill totaled $164.7 million.

The following table summarizes the carrying amount of goodwill by segment at both June 30, 2019 and December 31, 2018.

(dollars in thousands)	Goodwill
Banking	$149,035
Commercial FHA origination and servicing	10,892
Wealth management	4,746
Total goodwill	$164,673

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$52,712	$(27,691)	$25,021	$52,712	$(24,803)	$27,909
Customer relationship intangibles	13,771	(4,899)	8,872	13,771	(4,304)	9,467
Total intangible assets	$66,483	$(32,590)	$33,893	$66,483	$(29,107)	$37,376

Amortization of intangible assets was $1.7 million and $3.5 million for the three and six months ended June 30, 2019, respectively, and $1.6 million and $3.3 million for the comparable periods in 2018, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at June 30, 2019 and December 31, 2018:

	Notional Amount		Fair Value Gain
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$183,562	$264,710	$3,791	$4,492
Forward commitments to sell mortgage-backed securities	183,280	276,871	—	—
Total	$366,842	$541,581	$3,791	$4,492

	Notional Amount		Fair Value Loss
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$—	$54	$—	$—

During the three and six months ended June 30, 2019, the Company recognized net losses of $2.0 million and $701,000, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

During the three and six months ended June 30, 2018, the Company recognized net losses of $2.0 million and $2.1 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.2 million and $9.5 million at June 30, 2019 and December 31, 2018, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $286,000 and $145,000 at June 30, 2019 and December 31, 2018, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 11 – Deposits

The following table summarizes the classification of deposits as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Noninterest-bearing demand	$902,286	$972,164
Interest-bearing:
Checking	1,009,023	1,002,275
Money market	732,573	862,171
Savings	442,017	442,132
Time	925,308	795,428
Total deposits	$4,011,207	$4,074,170

Note 12 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of June 30, 2019 and December 31, 2018:

	Repurchase Agreements
	June 30,	December 31,
(dollars in thousands)	2019	2018
Outstanding at period-end	$113,844	$124,235
Average amount outstanding	128,058	138,135
Maximum amount outstanding at any month end	138,907	173,387
Weighted average interest rate:
During period	0.70%	0.51%
End of period	0.68%	0.71%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $128.8 million and $132.2 million at June 30, 2019 and December 31, 2018, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $50.9 million and $56.8 million at June 30, 2019 and December 31, 2018, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $60.0 million and $67.6 million at June 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings at June 30, 2019 and December 31, 2018.

At June 30, 2019, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at June 30, 2019.

Note 13 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 4.75% and 4.63% at June 30, 2019 and December 31, 2018, respectively, – maturing May 25, 2020	$29,989	$32,840
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $22.3 million and $87.7 million, at rates averaging 2.37% and 2.35% at June 30, 2019 and December 31, 2018, respectively – maturing through February 2023 and putable fixed rate of $530.0 million and $520.0 million at rates averaging 2.24% and 2.09% at June 30, 2019 and December 31, 2018, respectively – maturing through August 2025 with call provisions through August 2021	552,217	607,610
Total FHLB advances and other borrowings	$582,387	$640,631

In May 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The term loan matures on May 25, 2020 and has a variable rate of interest equal to one-month LIBOR plus 2.25%. Beginning September 1, 2018, the Company was required to make quarterly principal and interest payments on the term loan of $1.4 million with the remaining principal and any unpaid interest due at maturity. The loan is unsecured with a negative pledge of shares of the Bank’s common stock. The loan agreement contains financial covenants that require the Company to maintain a minimum total capital to risk-weighted assets ratio, a minimum adjusted loan loss reserves to nonperforming loans ratio, a minimum fixed charge coverage ratio and a maximum percentage of nonperforming assets to tangible capital. At June 30, 2019, the Company was in compliance with each of these financial covenants.

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.01 billion and $2.22 billion at June 30, 2019 and December 31, 2018, respectively.

Note 14 – Earnings Per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the three and six months ended June 30, 2019 and 2018 excluded antidilutive stock options of 96,837 and 31,259, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$16,355	$12,782	$30,337	$14,588
Preferred dividends declared	(83)	(83)	(165)	(166)
Preferred stock, premium amortization	49	47	97	94
Net income available to common shareholders	16,321	12,746	30,269	14,516
Common shareholder dividends	(5,791)	(5,201)	(11,567)	(9,409)
Unvested restricted stock award dividends	(49)	(32)	(96)	(63)
Undistributed earnings to unvested restricted stock awards	(85)	(44)	(150)	(31)
Undistributed earnings to common shareholders	$10,396	$7,469	$18,456	$5,013
Basic
Distributed earnings to common shareholders	$5,791	$5,201	$11,567	$9,409
Undistributed earnings to common shareholders	10,396	7,469	18,456	5,013
Total common shareholders earnings, basic	$16,187	$12,670	$30,023	$14,422
Diluted
Distributed earnings to common shareholders	$5,791	$5,201	$11,567	$9,409
Undistributed earnings to common shareholders	10,396	7,469	18,456	5,013
Total common shareholders earnings	16,187	12,670	30,023	14,422
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	1	1	1	1
Total common shareholders earnings, diluted	$16,188	$12,671	$30,024	$14,423
Weighted average common shares outstanding, basic	24,081,777	23,815,436	24,040,032	22,365,927
Options	221,434	452,675	214,580	451,545
Weighted average common shares outstanding, diluted	24,303,211	24,268,111	24,254,612	22,817,472
Basic earnings per common share	$0.67	$0.53	$1.25	$0.64
Diluted earnings per common share	0.67	0.52	1.24	0.63

Note 15 – Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

●	Level 1: Unadjusted quoted prices for identical assets or liabilities traded in active markets.
●	Level 2: Significant other observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.
●	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of June 30, 2019 and December 31, 2018, are summarized below:

	June 30, 2019
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
Government sponsored entity debt securities	$74,875	$—	$74,875	$—
Agency mortgage-backed securities	297,362	—	297,362	—
State and municipal securities	143,729	—	143,729	—
Corporate securities	93,691	—	92,756	935
Equity securities	3,369	—	3,369	—
Loans held for sale	22,143	—	22,143	—
Interest rate lock commitments	3,791	—	3,791	—
Interest rate swap contracts	286	—	286	—
Total	$639,246	$—	$638,311	$935
Liabilities
Interest rate swap contracts	$286	$—	$286	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$54,191	$—	$—	$54,191
Mortgage servicing rights held for sale	159	159	—	—
Impaired loans	13,170	—	10,842	2,328
Other real estate owned	47	—	47	—
Assets held for sale	1,297	—	1,297	—

	December 31, 2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,650	$24,650	$—	$—
Government sponsored entity debt securities	75,684	—	75,684	—
Agency mortgage-backed securities	326,305	—	326,305	—
State and municipal securities	159,262	—	159,262	—
Corporate securities	71,550	—	69,627	1,923
Equity securities	3,334	—	3,334	—
Loans held for sale	30,401	—	30,401	—
Interest rate lock commitments	4,492	—	4,492	—
Interest rate swap contracts	145	—	145	—
Total	$695,823	$24,650	$669,250	$1,923
Liabilities
Interest rate swap contracts	$145	$—	$145	$—

Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	$53,447	$—	$—	$53,447
Mortgage servicing rights held for sale	3,545	3,545	—	—
Impaired loans	11,238	—	9,226	2,012
Other real estate owned	1,439	—	1,439	—
Assets held for sale	1,687	—	1,687	—

The following table presents gains (losses) recognized on assets measured on a non-recurring basis for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage servicing rights	$559	$(500)	$534	$(633)
Mortgage servicing rights held for sale	515	(188)	515	(188)
Impaired loans	(1,252)	(2,041)	(2,233)	(2,916)
Other real estate owned	—	(126)	(16)	(126)
Total loss on assets measured on a nonrecurring basis	$(178)	$(2,855)	$(1,200)	$(3,863)

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$1,930	$4,787	$1,923	$4,779
Total realized in earnings (1)	20	63	42	119
Total unrealized in other comprehensive income	5	562	12	562
Net settlements (principal and interest)	(1,020)	(55)	(1,042)	(103)
Balance, end of period	$935	$5,357	$935	$5,357
(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at June 30, 2019:

Non-recurring	Fair Value	Valuation	Unobservable
fair value measurements	(dollars in thousands)	technique	input / assumptions	Range (weighted average)
Mortgage servicing rights	$54,191	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.21%)
			Discount rate	10.00% - 27.00% (11.03%)

Impaired loans	$2,328	Fair value of collateral	Discount for type of property,	4.32% - 8.00% (5.51%)
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
			age of appraisal and current status

Mortgage Servicing Rights. In accordance with GAAP, the Company must record impairment charges on mortgage servicing rights on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model, which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of mortgage servicing rights was $54.2 million and $53.4 million at June 30, 2019 and December 31, 2018, respectively.

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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Residential loans held for sale	$7,198	$364	$6,834	$8,121	$484	$7,637
Commercial loans held for sale	14,945	301	14,644	22,280	595	21,685
Total loans held for sale	$22,143	$665	$21,478	$30,401	$1,079	$29,322

The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Residential loans held for sale	$38	$168	$(19)	$60
Commercial loans held for sale	34	260	(294)	25
Total loans held for sale	$72	$428	$(313)	$85

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$244,239	$244,239	$244,239	$—	$—
Federal funds sold	1,176	1,176	1,176	—	—
Investment securities available for sale	609,657	609,657	—	608,722	935
Equity securities	3,369	3,369	—	3,369	—
Nonmarketable equity securities	43,175	43,175	—	43,175	—
Loans, net	4,047,602	4,056,912	—	4,056,912	—
Loans held for sale	22,143	22,143	—	22,143	—
Accrued interest receivable	15,509	15,509	—	15,509	—
Interest rate lock commitments	3,791	—	—	3,791	—
Interest rate swap contracts	286	—	—	286	—
Liabilities
Deposits	$4,011,207	$4,016,503	$—	$4,016,503	$—
Short-term borrowings	113,844	113,844	—	113,844	—
FHLB and other borrowings	582,387	594,404	—	594,404	—
Subordinated debt	94,215	93,761	—	93,761	—
Trust preferred debentures	48,041	55,218	—	55,218	—
Accrued interest payable	5,455	5,455	—	5,455	—
Interest rate swap contracts	286	—	—	286	—

	December 31, 2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$210,780	$210,780	$210,780	$—	$—
Federal funds sold	2,920	2,920	2,920	—	—
Investment securities available for sale	660,785	660,785	24,650	634,212	1,923
Nonmarketable equity securities	42,472	42,472	—	42,472	—
Loans, net	4,116,648	4,091,438	—	—	4,091,438
Loans held for sale	30,401	30,401	—	30,401	—
Accrued interest receivable	16,560	16,560	—	16,560	—
Interest rate lock commitments	4,492	4,492	—	4,492	—
Interest rate swap contracts	145	145	—	145	—

Liabilities
Deposits	$4,074,170	$4,069,098	$—	$4,069,098	$—
Short-term borrowings	124,235	124,235	—	124,235	—
FHLB and other borrowings	640,631	641,050	—	641,050	—
Subordinated debt	94,134	91,926	—	91,926	—
Trust preferred debentures	47,794	56,805	—	56,805	—
Accrued interest payable	4,855	4,855	—	4,855	—
Interest rate swap contracts	145	145	—	145	—

Note 16 – Commitments, Contingencies and Credit Risk

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal actions, which are not reflected in the consolidated financial statements. No material losses are anticipated as a result of these actions or claims.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$761,832	$663,555
Financial guarantees – standby letters of credit	127,135	142,859

The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2019 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $9,000 and $20,000 for the three and six months ended June 30, 2018, respectively. There were no losses as a result of make-whole requests and loan repurchases for the three and six months ended June 30, 2019. The liability for unresolved repurchase demands totaled $289,000 and $492,000 at June 30, 2019 and December 31, 2018, respectively.

Note 17 – Segment Information

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

Selected business segment financial information as of and for the three and six months ended June 30, 2019 and 2018 were as follows:

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Three Months Ended June 30, 2019
Net interest income (expense)	$48,930	$(138)	$—	$(2,715)	$46,077
Provision for loan losses	4,076	—	—	—	4,076
Noninterest income	9,025	5,116	5,504	(58)	19,587
Noninterest expense	33,809	3,004	3,772	(391)	40,194
Income before income taxes	20,070	1,974	1,732	(2,382)	21,394
Income taxes (benefit)	5,132	551	197	(841)	5,039
Net income (loss)	$14,938	$1,423	$1,535	$(1,541)	$16,355
Total assets	$5,478,515	$88,320	$19,398	$(40,178)	$5,546,055

Six Months Ended June 30, 2019
Net interest income (expense)	$97,448	$(314)	$—	$(5,456)	$91,678
Provision for loan losses	7,319	—	—	—	7,319
Noninterest income	17,965	8,354	10,457	(114)	36,662
Noninterest expense	69,180	5,815	7,019	(723)	81,291
Income (loss) before income taxes (benefit)	38,914	2,225	3,438	(4,847)	39,730
Income taxes (benefit)	10,107	622	337	(1,673)	9,393
Net income (loss)	$28,807	$1,603	$3,101	$(3,174)	$30,337
Total assets	$5,478,515	$88,320	$19,398	$(40,178)	$5,546,055

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Three Months Ended June 30, 2018
Net interest income (expense)	$51,050	$(95)	$—	$(2,669)	$48,286
Provision for loan losses	1,854	—	—	—	1,854
Noninterest income	5,681	447	5,316	4,403	15,847
Noninterest expense	38,216	4,718	3,257	261	46,452
Income (loss) before income taxes (benefit)	16,661	(4,366)	2,059	1,473	15,827
Income taxes (benefit)	5,201	(1,402)	151	(905)	3,045
Net income (loss)	$11,460	$(2,964)	$1,908	$2,378	$12,782
Total assets	$5,780,313	$94,481	$17,171	$(161,365)	$5,730,600

Six Months Ended June 30, 2018
Net interest income (expense)	$91,766	$(58)	$—	$(5,237)	$86,471
Provision for loan losses	3,860	—	—	—	3,860
Noninterest income	14,698	3,968	9,395	4,288	32,349
Noninterest expense	82,582	8,256	5,643	(530)	95,951
Income (loss) before income taxes (benefit)	20,022	(4,346)	3,752	(419)	19,009
Income taxes (benefit)	6,580	(995)	292	(1,456)	4,421
Net income (loss)	$13,442	$(3,351)	$3,460	$1,037	$14,588
Total assets	$5,780,313	$94,481	$17,171	$(161,365)	$5,730,600

1

Note 18 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the three and six months ended June 30, 2019, the Company paid $325,000 and $535,000, respectively, to this company for work on various projects, which was approved in accordance with the Company’s related party transaction policy.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,082	$4,322	$7,699	$7,441
Investment advisory fees	539	495	1,068	960
Investment brokerage fees	232	286	451	550
Other	651	213	1,239	444
Service charges on deposit accounts:
Nonsufficient fund fees	1,801	1,991	3,555	3,441
Other	838	702	1,604	1,219
Interchange revenues	3,010	2,929	5,690	4,974
Other income:
Merchant services revenue	389	460	764	798
Other	788	687	1,606	1,747
Noninterest income - out-of-scope of Topic 606	7,257	3,762	12,986	10,775
Total noninterest income	$19,587	$15,847	$36,662	$32,349

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Note 20 – Subsequent Events

Acquisition of HomeStar Financial Group, Inc. – Completed on July 17, 2019

On July 17, 2019, the Company completed its acquisition of HomeStar Financial Group, Inc. (“HomeStar”), and its wholly owned subsidiary, HomeStar Bank and Financial Services, which operates 5 full-service banking centers in northern Illinois, for total consideration of $11.4 million, consisting of $1.0 million in cash and 405,000 shares of the Company’s common stock. The Company has not yet determined the estimated acquisition date fair values for identifiable assets acquired and liabilities assumed. As of June 30, 2019, HomeStar had approximately $370.4 million in assets, $219.5 million in loans and $321.8 million in deposits. The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.

Redemption of Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H

On July 29, 2019, the Company redeemed, in whole, the shares of Series H preferred stock. The per share price paid by the Company for such shares for Series H preferred stock was equal to $1,000 per share plus any unpaid dividends.

Stock Repurchase Program

On August 6, 2019, the Board of Directors also approved a stock repurchase program that authorizes the Company to repurchase up to $25.0 million of its common stock. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any other manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect until June 30, 2020, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2019. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

Significant Transactions

Each item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2019 and 2018, and our financial condition as of June 30, 2019 and December 30, 2018, and may affect the comparability of financial information we report in future fiscal periods.

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

Purchased Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. Our reported net interest margin for the three months ended June 30, 2019 and 2018 was 3.76% and 3.91%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $3.4 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively, increasing the reported net interest margin by 25 and 40 basis points for each respective period. The reported net interest margin for the six months ended June 30, 2019 and 2018 was 3.75% and 3.81%, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $5.9 million and $7.4 million for the six months ended June 30, 2019 and 2018, respectively, increasing the reported net interest margin by 21 and 29 points for each respective period.

Results of Operations

Net Interest Income. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018.

As described above, one of the factors that impact net interest income is interest rate fluctuations. The Federal Reserve implemented quarterly interest rate increases in 2018, with the last increase of 25 basis points in December 2018. These increases impact the comparability of net interest income between 2018 and 2019 as further discussed below. The Federal Reserve has not changed interest rates in the first half of 2019.

During the three months ended June 30, 2019, net interest income (on a tax-equivalent basis) was $46.6 million as compared to $48.8 million for the comparative prior year quarter. The tax-equivalent net interest margin was 3.76% for the second quarter of 2019 compared to 3.91% in the second quarter of 2018.

During the six months ended June 30, 2019, we generated $92.7 million of net interest income (on a tax-equivalent basis), which was an increase of $5.3 million, or 6.11%, from $87.4 million during the six months ended June 30, 2018. The tax-equivalent net interest margin was 3.75% for the first six months of 2019 compared to 3.81% for the first six months of 2018.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$162,110	$982	2.43%	$227,499	$1,014	1.79%
Investment securities:
Taxable investment securities	488,341	3,606	2.95	555,053	3,756	2.71
Investment securities exempt from federal income tax (1)	148,605	1,344	3.62	175,964	1,564	3.55
Total securities	636,946	4,950	3.11	731,017	5,320	2.91
Loans:
Loans (2)	3,979,705	53,021	5.34	3,880,427	50,699	5.24
Loans exempt from federal income tax (1)	107,015	1,161	4.35	102,531	1,015	3.97
Total loans	4,086,720	54,182	5.32	3,982,958	51,714	5.21
Loans held for sale	40,177	451	4.50	31,220	295	3.79
Nonmarketable equity securities	44,217	597	5.42	38,872	482	4.97
Total earning assets	4,970,170	$61,162	4.94%	5,011,566	$58,825	4.71%
Noninterest-earning assets	618,023			639,864
Total assets	$5,588,193			$5,651,430
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,735,198	$3,306	0.76%	$1,822,290	$1,925	0.42%
Savings deposits	450,185	225	0.20	465,478	190	0.16
Time deposits	749,806	3,779	2.02	660,089	1,835	1.12
Brokered deposits	172,471	1,127	2.62	210,959	1,055	2.00
Total interest-bearing deposits	3,107,660	8,437	1.09	3,158,816	5,005	0.64
Short-term borrowings	120,859	210	0.70	120,794	116	0.38
FHLB advances and other borrowings	607,288	3,541	2.34	573,107	2,582	1.81
Subordinated debt	94,196	1,514	6.43	94,035	1,514	6.44
Trust preferred debentures	47,982	857	7.17	47,488	780	6.59
Total interest-bearing liabilities	3,977,985	$14,559	1.47%	3,994,240	$9,997	1.00%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	921,115			1,025,308
Other noninterest-bearing liabilities	60,363			47,229
Total noninterest-bearing liabilities	981,478			1,072,537
Shareholders’ equity	628,730			584,653
Total liabilities and shareholders’ equity	$5,588,193			$5,651,430
Net interest income / net interest margin (3)		$46,603	3.76%		$48,828	3.91%
(1)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $526,000 and $541,000 for the three months ended June 30, 2019 and 2018, respectively.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

	Six Months Ended June 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$157,122	$1,889	2.42%	$183,133	$1,535	1.69%
Investment securities:
Taxable investment securities	494,472	7,289	2.95	486,458	6,399	2.63
Investment securities exempt from federal income tax (1)	151,333	2,693	3.56	153,640	2,850	3.71
Total securities	645,805	9,982	3.09	640,098	9,249	2.89
Loans:
Loans (2)	3,999,991	104,903	5.29	3,648,407	91,730	5.07
Loans exempt from federal income tax (1)	107,699	2,395	4.48	83,426	1,606	3.88
Total loans	4,107,690	107,298	5.27	3,731,833	93,336	5.04
Loans held for sale	35,511	750	4.26	36,003	723	4.05
Nonmarketable equity securities	44,248	1,218	5.55	36,892	881	4.82
Total earning assets	4,990,376	$121,137	4.90%	4,627,959	$105,724	4.61%
Noninterest-earning assets	618,507			588,592
Total assets	$5,608,883			$5,216,551
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,774,319	$6,683	0.76%	$1,702,919	$3,576	0.42%
Savings deposits	449,682	445	0.20	405,302	351	0.17
Time deposits	701,460	6,481	1.86	612,507	3,285	1.08
Brokered deposits	175,396	2,191	2.52	197,685	1,910	1.95
Total interest-bearing deposits	3,100,857	15,800	1.03	2,918,413	9,122	0.63
Short-term borrowings	128,058	447	0.70	134,671	240	0.36
FHLB advances and other borrowings	640,087	7,388	2.33	531,567	4,453	1.69
Subordinated debt	94,176	3,028	6.43	94,014	3,028	6.44
Trust preferred debentures	47,915	1,727	7.27	47,431	1,474	6.27
Total interest-bearing liabilities	4,011,093	$28,390	1.43%	3,726,096	$18,317	0.99%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	920,156			904,409
Other noninterest-bearing liabilities	56,124			44,012
Total noninterest-bearing liabilities	976,280			948,421
Shareholders’ equity	621,510			542,034
Total liabilities and shareholders’ equity	$5,608,883			$5,216,551
Net interest income / net interest margin (3)		$92,747	3.75%		$87,407	3.81%
(1)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.1 million and $936,000 for the six months ended June 30, 2019 and 2018, respectively.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

Interest Rates and Operating Interest Differential. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated proportionally to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Compared with			Compared with
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold and cash investments	$(343)	$311	$(32)	$(265)	$619	$354
Investment securities:
Taxable investment securities	(472)	322	(150)	112	778	890
Investment securities exempt from federal income tax	(245)	25	(220)	(42)	(115)	(157)
Total securities	(717)	347	(370)	70	663	733
Loans:
Loans	1,310	1,012	2,322	9,030	4,143	13,173
Loans exempt from federal income tax	47	99	146	503	286	789
Total loans	1,357	1,111	2,468	9,533	4,429	13,962
Loans held for sale	93	63	156	(10)	37	27
Nonmarketable equity securities	69	46	115	189	148	337
Total earning assets	$459	$1,878	$2,337	$9,517	$5,896	$15,413
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$(128)	$1,509	$1,381	$210	$2,897	$3,107
Savings deposits	(7)	42	35	41	53	94
Time deposits	351	1,593	1,944	650	2,546	3,196
Brokered deposits	(222)	294	72	(247)	528	281
Total interest-bearing deposits	(6)	3,438	3,432	654	6,024	6,678
Short-term borrowings	—	94	94	(17)	224	207
FHLB advances and other borrowings	177	782	959	1,081	1,854	2,935
Subordinated debt	3	(3)	—	5	(5)	—
Trust preferred debentures	8	69	77	16	237	253
Total interest-bearing liabilities	$182	$4,380	$4,562	$1,739	$8,334	$10,073
Net interest income	$277	$(2,502)	$(2,225)	$7,778	$(2,438)	$5,340

Interest Income. The $2.5 million, or 4.8%, increase in interest income on loans (on a tax-equivalent basis) for the second quarter of 2019 was primarily due to a 2.6% increase in the average balance of loans outstanding combined with an 11 basis point increase in the average yield. The increase in the average balance of loans outstanding was primarily due to growth in commercial loans, construction and land development loans, and lease financings. The increase in the average yield on loans was mainly due to the impact of higher market interest rates. Accretion income associated with accounting discounts established on loans acquired totaled $3.4 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively, increasing the reported net interest margin by 25 and 40 basis points for each respective period.

For the six months ended June 30, 2019, the $14.0 million, or 15.0%, increase in interest income on loans was primarily due to a 10.1% increase in the average balance of loans outstanding combined with a 23 basis point increase in the average yield. The average balance increase was primarily due to a full six month effect of loans added from Alpine in February 2018. The reported yield on total loans for the six months ended June 30, 2019 and 2018 was 5.27% and 5.04%, respectively. The increase in the average yield on loans was mainly due to the impact of higher rates on new and renewed loans as compared to the same period last year. Accretion income associated with purchase accounting discounts established on loans acquired totaled $5.9 million and $7.4 million for the six months ended June 30, 2019 and 2018, respectively, increasing the reported net interest margin by 21 and 29 basis points for each respective period.

Interest income on our investment securities portfolio on a tax-equivalent basis decreased $0.4 million for the three months ended June 30, 2019 compared to the prior year period, which was mainly attributable to decreases in the average balance of investment securities of 12.9%, partially offset by a 20 basis point increase in the average yield. The decrease in average balance was primarily attributable to the liquidation of the securities in the U.S. Treasury portfolio, which were reinvested in other assets, including corporate securities and loans, as well as a higher level of paydowns of agency mortgage backed securities and municipal securities during the second quarter of 2019. The increase in the average yield was driven by higher market rates.

For the six months ended June 30, 2019, the $0.7 million, or 7.9%, increase in interest income on our investment securities portfolio on a tax-equivalent basis was primarily attributable to a 20 basis point increase in the average yield. The increase in the rate was driven by higher market rates.

Interest Expense. Interest expense on interest-bearing liabilities increased $4.6 million to $14.6 million for the second quarter of 2019, and $10.1 million to $28.4 million for the six months ended June 30, 2019.

Interest expense on deposits increased to $8.4 million for the three months ended June 30, 2019 from $5.0 million for the comparable period in 2018. The $3.4 million, or 68.6%, increase in interest expense on deposits for the second quarter of 2019 was primarily due to a 45 basis point increase in the average rate paid. The increase in the average rates paid was primarily due to the impact of market competition.

For the six month period June 30, 2019, the $6.7 million, or 73.2%, increase in interest expense on deposits was mainly attributable to a 40 basis point increase in the average rate paid coupled with the average balance of deposits increasing 6.3%. The increase in the average rates paid were primarily due to market competition. The increases in the average balance of deposits reflected the addition of $770.2 million of interest-bearing deposits from Alpine in February 2018.

Interest expense on borrowings increased to $6.1 million for the three months ended June 30, 2019 as compared to $5.0 million for the comparable period in 2018. The $1.1 million increase in interest expense on borrowings for the three months ended June 30, 2019 was primarily due to the impact of higher market interest rates on new FHLB advances and our variable rate trust preferred debentures combined with the expanded usage of FHLB advances as a short-term and long-term funding source.

For the six months ended June 30, 2019, the $3.4 million increase in interest expense on borrowings to $12.6 million from $9.2 million for the first six months of 2018 was primarily attributable to the impact of higher market interest rates on new FHLB advances and the addition of $18.1 million of FHLB advances assumed from Alpine.

Provision for Loan Losses. The provision for loan losses totaled $4.1 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively. The increase in provision for loan losses was primarily driven by an increase in specific reserves on a credit placed on nonaccrual in the second quarter of 2019.

The provision for loan losses totaled $7.3 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase in provision for loan losses was primarily attributable to an increase in specific reserves on two credits placed on nonaccrual and a downgrade of one commercial real estate loan and one residential real estate loan during the first half of 2019.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(dollars in thousands)	2019	2018	(decrease)	2019	2018	(decrease)
Noninterest income:
Wealth management revenue	$5,504	$5,316	$188	$10,457	$9,395	$1,062
Commercial FHA revenue	4,917	326	4,591	8,187	3,656	4,531
Residential mortgage banking revenue	611	2,116	(1,505)	1,445	3,534	(2,089)
Service charges on deposit accounts	2,639	2,693	(54)	5,159	4,660	499
Interchange revenue	3,010	2,929	81	5,690	4,974	716
Gain (loss) on sales of investment securities, net	14	(70)	84	14	(5)	19
(Loss) gain on sales of other real estate owned	(12)	166	(178)	54	473	(419)
Other income	2,904	2,371	533	5,656	5,662	(6)
Total noninterest income	$19,587	$15,847	$3,740	$36,662	$32,349	$4,313

Wealth management revenue. Noninterest income from our wealth management business increased $1.1 million for the six months ended June 30, 2019, primarily due to an increase in trust fees and the addition of $1.0 billion of wealth management assets under administration from the Alpine acquisition in February 2018.

Commercial FHA revenue. The $4.6 million increase in commercial FHA revenue for the three months ended June 30, 2019 is attributable to an increase in gain premiums, partially offset by lower loan costs. Interest rate lock commitments increased to $42.2 million in the second quarter of 2019 from $11.1 million for the comparable period in 2018. Included in the increase of commercial FHA revenue was a $0.6 million recapture of mortgage servicing rights in the second quarter of 2019 as compared to $0.5 million of impairment in the second quarter of 2018.

For the six months ended June 30, 2019, the $4.5 million increase in commercial FHA revenue was driven by an increase in gain premiums, partially offset by lower loan costs as compared to the first half of 2018. Interest rate lock commitments increased to $106.7 million from $91.5 million for the six months ended June 30, 2019 and 2018, respectively. Included in the increase was a $0.6 million recapture of mortgage servicing rights in the first half of 2019 as compared to $0.6 million of impairment for the comparable period in 2018.

Residential mortgage banking revenue. The decrease of $1.5 million of residential mortgage banking revenue for the three months ended June 30, 2019 was primarily attributable to a decrease in servicing fees as a result of the reduction of residential mortgage loans serviced for others due to the sale of residential mortgage servicing rights during 2018 and the first quarter of 2019 and a decline in closed production and interest rate lock commitments that were due in part to a smaller loan production team as compared to the three months ended June 30, 2018.

For the six months ended June 30, 2019, the decrease of $2.1 million of residential mortgage banking revenue was primarily attributable to a decrease in servicing fees as a result of the reduction of residential mortgage loans serviced for others due to the sale of residential mortgage servicing rights during 2018 and the first quarter of 2019 and a decline in closed production and interest rate lock commitments that were due in part to a smaller loan production team as compared to the first half of 2018.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(dollars in thousands)	2019	2018	(decrease)	2019	2018	(decrease)
Noninterest expense:
Salaries and employee benefits	$21,134	$23,467	$(2,333)	$43,173	$51,862	$(8,689)
Occupancy and equipment	4,500	4,708	(208)	9,332	8,960	372
Data processing	4,987	5,106	(119)	9,878	9,585	293
FDIC insurance	367	539	(172)	802	1,087	(285)
Professional	2,410	3,195	(785)	4,483	6,944	(2,461)
Marketing	1,118	1,411	(293)	2,352	2,617	(265)
Communications	677	741	(64)	1,348	2,317	(969)
Loan expense	616	552	64	976	1,076	(100)
Other real estate owned	101	166	(65)	194	256	(62)
Amortization of intangible assets	1,673	1,576	97	3,483	3,251	232
(Gain) loss on mortgage servicing rights held for sale	(515)	188	(703)	(515)	188	(703)
Other	3,126	4,803	(1,677)	5,785	7,808	(2,023)
Total noninterest expense	$40,194	$46,452	$(6,258)	$81,291	$95,951	$(14,660)

Salaries and employee benefits. The $2.3 million decrease in salaries and employee benefits expense during the three months ended June 30, 2019 as compared to the same period in 2018 was primarily driven by a decrease in average full-time equivalent employees after the integration of Alpine into the Bank in the third quarter of 2018.

For the six months ended June 30, 2019, the $8.7 million decrease in salaries and employee benefits was mainly due to the incurrence of Alpine acquisition expenses of change in control payments, severance costs and other benefit-related expenses in the first half of 2018.

Professional fees. For the six months ended June 30, 2019, the $2.5 million decrease in professional fees was primarily due to the decrease in professional fees incurred on various technology and other integration projects related to the Alpine acquisition.

Other noninterest expense. The decrease in other noninterest expense of $1.7 million and $2.0 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 was primarily due to certain nonrecurring items that impacted expense levels during the second quarter and first half of 2018.

Income Tax Expense. Income tax expense was $5.0 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate increased to 23.6% for the second quarter of 2019 as compared to 19.2% for the second quarter of 2018. The effective tax rate in the second quarter of 2019 was negatively impacted by the state deferred tax assets and liabilities adjusted as a result of a decreased tax rate.

Income tax expense was $9.4 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively. The increase of the effective tax rate to 23.6% for the first half of 2019 as compared to 23.3% for the first half of 2018 was primarily due to the negative impact of the BOLI death benefit recorded in 2018.

Financial Condition

Assets. Total assets decreased to $5.55 billion at June 30, 2019, as compared to $5.64 billion at December 31, 2018.

Loans. The loan portfolio is the largest category of our assets. At June 30, 2019, total loans were $4.07 billion. The following table shows loans by non-PCI and PCI loan category as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$848,587	$2,974	$851,561	$806,027	$4,857	$810,884
Commercial real estate	1,508,683	15,686	1,524,369	1,619,903	19,252	1,639,155
Construction and land development	244,188	6,226	250,414	223,898	8,331	232,229
Total commercial loans	2,601,458	24,886	2,626,344	2,649,828	32,440	2,682,268
Residential real estate	544,061	8,345	552,406	569,289	8,759	578,048
Consumer	595,728	1,240	596,968	611,408	1,776	613,184
Lease financing	297,809	—	297,809	264,051	—	264,051
Total loans	$4,039,056	$34,471	$4,073,527	$4,094,576	$42,975	$4,137,551

Loans decreased $64.0 million to $4.07 billion at June 30, 2019 as compared to December 31, 2018. The decrease in loans was primarily due to several large loan payoffs and principal reductions in the commercial real estate portfolio in addition to payoffs and payments in the residential real estate and consumer portfolio during the first six months of 2019. These decreases were partially offset by organic loan growth primarily from our commercial equipment finance business.

The principal categories of our loan portfolio are discussed below:

Commercial loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and farm operations. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but may also include collateralization by inventory, accounts receivable and equipment, and generally include personal guarantees.

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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2019:

	June 30, 2019
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$31,134	$259,011	$338,291	$69,864	$115,192	$38,069	$851,561
Commercial real estate	194,061	75,981	784,195	182,278	60,661	227,193	1,524,369
Construction and land development	9,191	73,197	41,459	121,222	158	5,187	250,414
Total commercial loans	234,386	408,189	1,163,945	373,364	176,011	270,449	2,626,344
Residential real estate	5,382	7,234	21,675	40,030	197,346	280,739	552,406
Consumer	4,650	3,721	573,741	14,444	389	23	596,968
Lease financing	7,254	—	262,517	—	28,038	—	297,809
Total loans	$251,672	$419,144	$2,021,878	$427,838	$401,784	$551,211	$4,073,527

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

Discounts on PCI Loans. PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At June 30, 2019 and December 31, 2018, we had PCI loans totaling $34.5 million and $43.0 million, respectively. The decrease in PCI loans was primarily driven by a loan pay off and a loan transferred to OREO.

In determining the fair value of purchased credit-impaired loans at acquisition, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. We incorporate several key assumptions to estimate cash flows expected to be collected, including probability of default rates, loss given default assumptions and the amount and timing of prepayments. We calculate fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We have aggregated certain credit-impaired loans acquired in the same transaction into pools based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $45.0 million and $56.9 million as of June 30, 2019 and December 31, 2018, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$11,063	$7,630	$12,240	$5,732
New loans purchased - Alpine acquisition	—	—	—	1,245
Accretion	(1,937)	(1,190)	(3,013)	(2,351)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	194	(181)	88	479
Reclassification from non-accretable	1,079	5	1,084	1,159
Balance, end of period	$10,399	$6,264	$10,399	$6,264

As of June 30, 2019, the balance of accretable discounts on our PCI loan portfolio was $10.4 million compared to $12.2 million at December 31, 2018. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by loan category:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$10,115	1.19%	$9,524	1.17%
Commercial real estate	8,639	0.57	4,723	0.29
Construction and land development	316	0.13	372	0.16
Total commercial loans	19,070	0.73	14,619	0.55
Residential real estate	2,424	0.44	2,041	0.35
Consumer	2,219	0.37	2,154	0.35
Lease financing	2,212	0.74	2,089	0.79
Total allowance for loan losses	$25,925	0.64	$20,903	0.51
(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

The allowance for loan losses was $25.9 million at June 30, 2019 compared to $20.9 million at December 31, 2018. The increase in the allowance at June 30, 2019 compared to December 31, 2018 was mainly attributable to an increase in specific reserves on two credits placed on nonaccrual and the downgrade of one commercial real estate loan and one residential real estate loan during the six months ended of 2019.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.12% and 0.11% for the three and six months ended June 30, 2019, respectively, as compared to 0.13% for the year ended December 31, 2018.

Allowance for non-PCI loans. Our methodology for assessing the appropriateness of the allowance for non-PCI loans includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.

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

Allowance for PCI loans. PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non-accretable difference. When the pool’s non-accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance.

The following table shows our allowance by loan portfolio and by non-PCI and PCI loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$10,099	$16	$10,115	$9,419	$105	$9,524
Commercial real estate	7,876	763	8,639	3,879	844	4,723
Construction and land development	316	—	316	372	—	372
Total commercial loans	18,291	779	19,070	13,670	949	14,619
Residential real estate	2,017	407	2,424	1,605	436	2,041
Consumer	2,026	193	2,219	1,971	183	2,154
Lease financing	2,212	—	2,212	2,089	—	2,089
Total allowance for loan losses	$24,546	$1,379	$25,925	$19,335	$1,568	$20,903

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three and six months ended June 30, 2019 and 2018:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$23,091	$17,704	$20,903	$16,431
Charge-offs:
Commercial	2	1,120	114	1,145
Commercial real estate	269	99	327	259
Construction and land development	—	—	44	—
Residential real estate	223	103	376	139
Consumer	465	349	1,021	783
Lease financing	691	473	1,150	959
Total charge-offs	1,650	2,144	3,032	3,285
Recoveries:
Commercial	14	197	29	301
Commercial real estate	29	301	36	395
Construction and land development	3	20	10	45
Residential real estate	49	62	71	113
Consumer	221	147	431	242
Lease financing	92	105	158	144
Total recoveries	408	832	735	1,240
Net charge-offs	1,242	1,312	2,297	2,045
Provision for loan losses	4,076	1,854	7,319	3,860
Balance, end of period	$25,925	$18,246	$25,925	$18,246
Gross loans, end of period	$4,073,527	$4,095,811	$4,073,527	$4,095,811
Average loans	$4,086,720	$3,982,958	$4,107,690	$3,731,833
Net charge-offs to average loans	0.12%	0.13%	0.11%	0.11%
Allowance to total loans	0.64%	0.45%	0.64%	0.45%

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

	June 30,	December 31,
(dollars in thousands)	2019	2018
Impaired loans:
Commercial	$8,778	$8,928
Commercial real estate	30,583	23,868
Construction and land development	1,360	1,307
Residential real estate	8,533	7,270
Consumer	389	569
Lease financing	1,033	957
Total impaired loans	50,676	42,899
Other real estate owned, non-guaranteed	3,797	3,000
Nonperforming assets	$54,473	$45,899
Impaired loans to total loans	1.24%	1.04%
Nonperforming assets to total assets	0.98%	0.81%

We did not recognize interest income recognized on nonaccrual loans during the three and six months ended June 30, 2019 and 2018 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $666,000 and $1.3 million for the three and six months ended June 30, 2019, respectively, and $346,000 and $846,000 for the three and six months ended June 30, 2018, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $29,000 and $61,000 for the three and six months ended

June 30, 2019, respectively, and $28,000 and $58,000 for the comparable periods in 2018, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2019	$22,164	$20,697	$23,284	$51,378	$2,491	$884	$120,898
December 31, 2018	34,857	12,956	14,934	45,263	3,448	—	111,458
(1)	Includes only those 8-rated loans that are not included in impaired loans.

Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2019 and December 31, 2018. The book value for investment securities classified as available for sale and equity securities is equal to fair market value.

	June 30, 2019		December 31, 2018
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Available for sale securities
U.S. Treasury securities	$—	—%	$24,650	3.7%
Government sponsored entity debt securities	74,875	12.2	75,684	11.5
Agency mortgage-backed securities	297,362	48.5	326,305	49.4
State and municipal securities	143,729	23.5	159,262	24.1
Corporate securities	93,691	15.3	71,550	10.8
Total investment securities, available for sale, at fair value	609,657	99.5	657,451	99.5
Equity securities	3,369	0.5	3,334	0.5
Total investment securities, at fair value	$613,026	100.0%	$660,785	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	June 30, 2019
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale:
Government sponsored entity debt securities:
Maturing within one year	$28,658	4.7%	2.4%
Maturing in one to five years	33,321	5.4	2.4
Maturing in five to ten years	12,480	2.0	2.6
Maturing after ten years	416	0.1	2.6
Total government sponsored entity debt securities	$74,875	12.2%	2.4%

Agency mortgage-backed securities:
Maturing within one year	$3,462	0.5%	2.8%
Maturing in one to five years	266,417	43.5	2.8
Maturing in five to ten years	24,248	4.0	2.8
Maturing after ten years	3,235	0.5	3.0
Total agency mortgage-backed securities	$297,362	48.5%	2.8%

State and municipal securities (1):
Maturing within one year	$14,874	2.4%	3.6%
Maturing in one to five years	42,822	7.0	4.3
Maturing in five to ten years	58,680	9.6	4.4
Maturing after ten years	27,353	4.5	4.1
Total state and municipal securities	$143,729	23.5%	4.2%

Corporate securities:
Maturing within one year	$4,013	0.7%	3.6%
Maturing in one to five years	5,063	0.8	3.6
Maturing in five to ten years	84,615	13.8	5.2
Maturing after ten years	—	—	—
Total corporate securities	$93,691	15.3%	5.0%
Total investment securities, available for sale	$609,657	99.5%	3.4%

Equity securities:
No stated maturity	$3,369	0.5%	2.5%
Total investment securities and equity securities	$613,026	100.0%	3.4%
(1)	Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at June 30, 2019 at fair value for our investment securities classified as available for sale.

	June 30, 2019
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
Government sponsored entity debt securities	$74,286	$74,875	$—	$74,875	$—	$—	$—	$—
Agency mortgage-backed securities	294,432	297,362	5,394	291,968	—	—	—	—
State and municipal securities	138,181	143,729	27,844	89,558	9,304	6,116	488	10,419
Corporate securities	92,874	93,691	—	—	9,557	43,228	7,260	33,646
Total investment securities, available for sale	$599,773	$609,657	$33,238	$456,401	$18,861	$49,344	$7,748	$44,065

Cash and Cash Equivalents. Cash and cash equivalents increased $31.7 million to $245.4 million as of June 30, 2019 compared to December 31, 2018. This increase was primarily due to cash flows from investing activities and operating activities totaling $119.4 million and $53.5 million, respectively. These increases were offset in part by cash flows used in financing activities of $141.2 million. Cash flows provided by investing activities primarily consisted of a

$60.0 million decrease in loans offset in part by $32.5 million in purchases of investments securities available for sale and $10.3 million in purchases of nonmarketable equity securities. Cash flows provided by operating activities primarily reflected $30.3 million of net income and $248.7 million of proceeds received from sales of loans held for sale exceeding $233.8 million in originations of loans held for sale. Cash used in financing activities primarily reflected $350.4 million of payments made on FHLB borrowings, which exceeded proceeds received from FHLB borrowings.

Operating Lease Right-of-Use Asset. We adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, which required the recognition of operating lease ROU assets. Operating lease ROU assets represent the lessee’s right to use, or control the use of, specified assets for the lease term. Operating lease ROU assets are recognized based on the present value of lease payments over the lease term. Operating lease ROU totaled $10.2 million at June 30, 2019.

Liabilities. Total liabilities decreased to $4.91 billion at June 30, 2019 compared to $5.03 billion at December 31, 2018.

Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$921,115	—	$1,025,308	—
Interest-bearing:
Checking	990,413	0.60%	1,001,628	0.23%
Money market	744,785	0.99	820,662	0.66
Savings	450,186	0.20	465,478	0.16
Time, less than $250,000	650,125	1.97	576,245	1.10
Time, $250,000 and over	99,680	2.33	83,844	1.21
Time, brokered	172,471	2.62	210,959	2.00
Total interest-bearing	$3,107,660	1.09%	$3,158,816	0.64%
Total deposits	$4,028,775	0.84%	$4,184,124	0.48%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of June 30, 2019:

	June 30, 2019
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$12,565	$7,045	$51,564	$34,450	$105,624
Time, brokered	54,111	44,876	27,208	13,777	139,972
Total	$66,676	$51,921	$78,772	$48,227	$245,596

Total deposits decreased $63.0 million to $4.01 billion at June 30, 2019, as compared to December 31, 2018. This decrease primarily resulted from an intentional reduction of $111.7 million in brokered money market deposits and brokered time deposits. At June 30, 2019, total deposits were comprised of 22.5% noninterest-bearing demand accounts, 54.4% interest-bearing transaction accounts and 23.1% of time deposits. At June 30, 2019, brokered time deposits totaled $140.0 million, or 3.5% of total deposits, compared to $161.6 million, or 4.0% of total deposits, at December 31, 2018.

Operating Lease Liabilities. The adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019 also required the recognition of operating lease liabilities. Operating lease liabilities represent a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Operating lease liabilities totaled $10.7 million at June 30, 2019.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.

Shareholders’ equity increased $31.4 million to $639.9 million at June 30, 2019 as compared to December 31, 2018. The increase in shareholders’ equity was due primarily to $9.3 million increase in accumulated other comprehensive income and $30.3 million of net income, partially offset by $11.7 million of declared dividends to common shareholders.

Liquidity Management. Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $128.8 million and $132.2 million at June 30, 2019 and December 31, 2018, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $50.9 million and $56.8 million at June 30, 2019 and December 31, 2018, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $60.0 million and $67.6 million at June 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings at June 30, 2019 and December 31, 2018.

At June 30, 2019, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at June 30, 2019.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

Regulatory Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies.

At June 30, 2019, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

The following table presents the Company and the Bank’s capital ratios and the minimum requirements at June 30, 2019:

		Fully Phased-In
		Guidelines	Well
Ratio	Actual	Minimum (1)	Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.49%	10.50%	N/A
Midland States Bank	13.22	10.50	10.00%
Common equity Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.38	7.00	N/A
Midland States Bank	12.63	7.00	6.50
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.85	8.50	N/A
Midland States Bank	12.63	8.50	8.00
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.27	4.00	N/A
Midland States Bank	10.80	4.00	5.00
(1)	As of January 1, 2019, the capital conservation buffer was fully phased in at 2.5%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2019:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,085,899	$—	$—	$—	$3,085,899
Time deposits	573,659	323,850	27,798	1	925,308
Securities sold under repurchase agreements	113,844	—	—	—	113,844
FHLB advances and other borrowings	35,374	26,629	410,384	110,000	582,387
Operating lease obligations	2,080	4,056	2,905	1,678	10,719
Subordinated debt	—	—	—	94,215	94,215
Trust preferred debentures	—	—	—	48,041	48,041
Total contractual obligations	$3,810,856	$354,535	$441,087	$253,935	$4,860,413

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

Our board of directors established broad policy limits with respect to interest rate risk. Our Enterprise Risk Committee (“ERC”) establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ERC meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

Income Simulation and Economic Value Analysis. Interest rate risk measurement is calculated and reported to the ERC at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
June 30, 2019:
Dollar change	$(9,352)	$2,503	$2,851
Percent change	(5.1)%	1.4%	1.6%
December 31, 2018:
Dollar change	$(8,497)	$2,694	$4,623
Percent change	(4.3)%	1.4%	2.4%

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months.

We were within Board policy limits for the +100 and +200 basis point scenarios at June 30, 2019. The Bank, at June 30, 2019 has exceeded the established tolerance level for the −100 basis point sensitivity. Tolerance levels for risk management require the development of remedial plans to maintain residual risk within approved levels. NII at Risk reported at June 30, 2019, projects that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2018.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
June 30, 2019:
Dollar change	$(81,442)	$45,031	$63,750
Percent change	(15.1)%	8.4%	11.9%
December 31, 2018:
Dollar change	$(80,035)	$40,599	$69,461
Percent change	(12.7)%	6.4%	11.0%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

We were within board policy limits for the +100 and +200 basis point scenarios at June 30, 2019.

In September 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 100 basis points from the prior −50 basis point floor. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a parallel 100 basis point increase or 100 basis point decrease in interest rates over the twelve months would adversely affect net interest income over the same period by more than the tolerance level. The Bank, at June 30, 2019 has exceeded the established tolerance level for the −100 basis point sensitivity.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2019.

			Total	Maximum
			Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs
April 1 - 30, 2019	1,152	$25.49	-	-
May 1 - 31, 2019	2,829	27.10	-	-
June 1 - 30, 2019	461	26.33	-	-
Total	4,442	$26.60	-	-

__________________________________

(1)	Represents shares of the Company’s common stock repurchased under the employee stock purchase program and/or shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

Item 6 – Exhibits

Exhibit No.	Description

10.1

Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 (File No. 333-231323) filed with the SEC on May 9, 2019)

10.2

Form of Incentive Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (File No. 333-231323) filed with the SEC on May 9, 2019)

10.3

Form of Nonqualified Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-8 (File No. 333-231323) filed with the SEC on May 9, 2019)

10.4

Form of Restricted Stock Unit Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-8 (File No. 333-231323) filed with the SEC on May 9, 2019)

10.5

Form of Restricted Stock Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-8 (File No. 333-231323) filed with the SEC on May 9, 2019)

10.6

Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019) (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-8 (File No. 333-231323) filed with the SEC on May 9, 2019)

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: August 7, 2019	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2019	By:	/s/	Stephen A. Erickson
Stephen A. Erickson
Chief Financial Officer
(Principal Financial and Accounting Officer)