Form 10-Q
period 2019-09-30
Midland States Bancorp, Inc.
filed 2019-11-07
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the Registrant had 24,270,134 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$407,361	$210,780
Federal funds sold	1,985	2,920
Cash and cash equivalents	409,346	213,700
Investment securities available for sale, at fair value	663,018	657,451
Equity securities, at fair value	5,612	3,334
Loans	4,328,835	4,137,551
Allowance for loan losses	(24,917)	(20,903)
Total loans, net	4,303,918	4,116,648
Loans held for sale	88,322	30,401
Premises and equipment, net	93,896	94,840
Operating lease right-of-use asset	14,843	—
Other real estate owned	4,890	3,483
Nonmarketable equity securities	45,421	42,472
Accrued interest receivable	17,185	16,560
Loan servicing rights, at lower of cost or fair value	54,124	53,447
Mortgage servicing rights held for sale	1,860	3,545
Intangible assets	36,690	37,376
Goodwill	171,074	164,673
Cash surrender value of life insurance policies	141,510	138,783
Accrued income taxes receivable	3,963	8,809
Deferred tax assets, net	—	1,251
Other assets	58,232	50,900
Total assets	$6,113,904	$5,637,673
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,015,081	$972,164
Interest-bearing	3,430,090	3,102,006
Total deposits	4,445,171	4,074,170
Short-term borrowings	122,294	124,235
FHLB advances and other borrowings	559,932	640,631
Subordinated debt	192,689	94,134
Trust preferred debentures	48,165	47,794
Accrued interest payable	6,818	4,855
Deferred tax liabilities, net	5,391	—
Operating lease liabilities	16,353	—
Other liabilities	61,569	43,329
Total liabilities	5,458,382	5,029,148

Shareholders’ Equity:
Preferred stock, Series H, $2 par value; $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at December 31, 2018	—	2,781
Common stock, $0.01 par value; 40,000,000 shares authorized; 24,338,748 and 23,751,798 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	243	238
Capital surplus	488,025	473,833
Retained earnings	159,102	133,781
Accumulated other comprehensive income (loss)	8,152	(2,108)
Total shareholders’ equity	655,522	608,525
Total liabilities and shareholders’ equity	$6,113,904	$5,637,673

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans:
Taxable	$57,162	$49,216	$162,065	$140,946
Tax exempt	877	1,006	2,769	2,275
Loans held for sale	241	512	991	1,235
Investment securities:
Taxable	3,725	3,753	11,014	10,152
Tax exempt	1,011	1,195	3,138	3,446
Nonmarketable equity securities	592	540	1,810	1,421
Federal funds sold and cash investments	1,398	765	3,287	2,300
Total interest income	65,006	56,987	185,074	161,775
Interest expense:
Deposits	9,320	6,151	25,120	15,273
Short-term borrowings	212	213	659	453
FHLB advances and other borrowings	3,524	3,211	10,912	7,664
Subordinated debt	1,671	1,514	4,699	4,542
Trust preferred debentures	829	817	2,556	2,291
Total interest expense	15,556	11,906	43,946	30,223
Net interest income	49,450	45,081	141,128	131,552
Provision for loan losses	4,361	2,103	11,680	5,963
Net interest income after provision for loan losses	45,089	42,978	129,448	125,589
Noninterest income:
Wealth management revenue	5,998	5,467	16,455	14,862
Commercial FHA revenue	2,894	3,130	11,081	6,786
Residential mortgage banking revenue	720	1,154	2,165	4,688
Service charges on deposit accounts	3,008	2,804	8,167	7,464
Interchange revenue	3,249	2,759	8,939	7,733
Gain (loss) on sales of investment securities, net	25	—	39	(5)
Gain on sales of other real estate owned	44	86	98	559
Other income	3,668	2,872	9,324	8,534
Total noninterest income	19,606	18,272	56,268	50,621
Noninterest expense:
Salaries and employee benefits	25,083	22,528	68,256	74,390
Occupancy and equipment	4,793	5,040	14,125	14,000
Data processing	5,443	10,817	15,321	20,402
FDIC insurance	(37)	549	765	1,636
Professional	2,348	3,087	6,831	10,031
Marketing	815	1,137	3,167	3,754
Communications	765	1,289	2,113	3,606
Loan expense	660	262	1,636	1,338
Other real estate owned	131	42	325	298
Amortization of intangible assets	1,803	1,853	5,286	5,104
(Gain) loss on mortgage servicing rights held for sale	(70)	270	(585)	458
Other expense	6,291	3,443	12,076	11,251
Total noninterest expense	48,025	50,317	129,316	146,268
Income before income taxes	16,670	10,933	56,400	29,942
Income taxes	4,015	2,436	13,408	6,857
Net income	12,655	8,497	42,992	23,085
Preferred stock dividends and premium amortization	(22)	35	46	107
Net income available to common shareholders	$12,677	$8,462	$42,946	$22,978
Per common share data:
Basic earnings per common share	$0.51	$0.35	$1.76	$1.00
Diluted earnings per common share	$0.51	$0.35	$1.75	$0.98
Weighted average common shares outstanding	24,488,422	23,855,805	24,190,574	22,868,256
Weighted average diluted common shares outstanding	24,684,529	24,325,743	24,400,063	23,327,140

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$12,655	$8,497	$42,992	$23,085
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	1,368	(3,330)	14,174	(8,919)
Reclassification adjustment for realized net (gains) losses on sales of investment securities included in net income	(25)	—	(39)	5
Income tax effect	(357)	915	(3,875)	2,434
Change in investment securities available for sale, net of tax	986	(2,415)	10,260	(6,480)
Other comprehensive income (loss), net of tax	986	(2,415)	10,260	(6,480)
Total comprehensive income	$13,641	$6,082	$53,252	$16,605

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	income (loss)	equity
For the three months ended September 30, 2019:
Balances, June 30, 2019	$2,684	$239	$477,412	$152,387	$7,166	$639,888
Net income	—	—	—	12,655	—	12,655
Other comprehensive income	—	—	—	—	986	986
Acquisition of HomeStar Financial Group, Inc.	—	4	10,335	—	—	10,339
Common dividends declared ($0.2425 per share)	—	—	—	(5,962)	—	(5,962)
Common stock repurchased	—	(1)	(1,831)	—	—	(1,832)
Preferred dividends declared	—	—	—	(26)	—	(26)
Preferred stock, premium amortization	(48)	—	—	48	—	—
Redemption of Series H preferred stock	(2,636)	—	—	—	—	(2,636)
Share-based compensation expense	—	—	452	—	—	452
Issuance of common stock under employee benefit plans	—	1	1,657	—	—	1,658
Balances, September 30, 2019	$—	$243	$488,025	$159,102	$8,152	$655,522

For the nine months ended September 30, 2019:
Balances, December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	42,992	—	42,992
Other comprehensive income	—	—	—	—	10,260	10,260
Acquisition of HomeStar Financial Group, Inc.	—	4	10,335	—	—	10,339
Common dividends declared ($0.7275 per share)	—	—	—	(17,625)	—	(17,625)
Common stock repurchased	—	(1)	(1,831)	—	—	(1,832)
Preferred dividends declared	—	—	—	(191)	—	(191)
Preferred stock, premium amortization	(145)	—	—	145	—	—
Redemption of Series H preferred stock	(2,636)	—	—	—	—	(2,636)
Share-based compensation expense	—	—	1,791	—	—	1,791
Issuance of common stock under employee benefit plans	—	2	3,897	—	—	3,899
Balances, September 30, 2019	$—	$243	$488,025	$159,102	$8,152	$655,522

For the three months September 30, 2018:
Balances, June 30, 2018	$2,876	$237	$472,207	$119,522	$(2,307)	$592,535
Net income	—	—	—	8,497	—	8,497
Other comprehensive loss	—	—	—	—	(2,415)	(2,415)
Common dividends declared ($0.22 per share)	—	—	—	(5,239)	—	(5,239)
Preferred dividends declared	—	—	—	(82)	—	(82)
Preferred stock, premium amortization	(47)	—	—	47	—	—
Share-based compensation expense	—	—	273	—	—	273
Issuance of common stock under employee benefit plans	—	—	577	—	—	577
Balances, September 30, 2018	$2,829	$237	$473,057	$122,745	$(4,722)	$594,146

For the nine months ended September 30, 2018:
Balances, December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	23,085	—	23,085
Other comprehensive loss	—	—	—	—	(6,480)	(6,480)
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Common dividends declared ($0.66 per share)	—	—	—	(14,711)	—	(14,711)
Preferred dividends declared	—	—	—	(248)	—	(248)
Preferred stock, premium amortization	(141)	—	—	141	—	—
Share-based compensation expense	—	—	1,104	—	—	1,104
Issuance of common stock under employee benefit plans	—	1	1,929	—	—	1,930
Balances, September 30, 2018	$2,829	$237	$473,057	$122,745	$(4,722)	$594,146

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$42,992	$23,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,680	5,963
Depreciation on premises and equipment	4,947	4,552
Amortization of intangible assets	5,286	5,104
Amortization of operating lease right-of-use asset	2,153	—
Share-based compensation expense	1,791	1,104
Increase in cash surrender value of life insurance	(2,727)	(2,656)
Investment securities amortization, net	2,842	2,846
(Gain) loss on sales of investment securities, net	(39)	5
Gain on sales of other real estate owned	(98)	(559)
Impairment of other real estate owned	16	126
Origination of loans held for sale	(400,974)	(399,109)
Proceeds from sales of loans held for sale	417,186	424,874
Gain on loans sold and held for sale	(11,580)	(8,649)
Loss on disposals of premises and equipment	107	395
Amortization of loan servicing rights	2,079	2,303
Impairment of loan servicing rights	526	931
(Gain) loss on mortgage servicing rights held for sale	(585)	458
Impairment of assets held for sale	3,139	—
Net change in operating assets and liabilities:
Accrued interest receivable	560	(1,371)
Accrued interest payable	1,848	2,494
Accrued income taxes receivable	11,894	3,278
Operating lease liabilities	(2,370)	—
Other assets	(4,571)	(1,757)
Other liabilities	15,790	2,517
Net cash provided by operating activities	101,892	65,934
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(121,088)	(68,556)
Sales	29,490	16,805
Maturities and payments	152,252	98,838
Equity securities:
Purchases	(71)	(44)
Sales	105	7,789
Net increase in loans	(74,294)	(147,450)
Proceeds from sale of premises and equipment	458	22
Purchases of premises and equipment	(4,084)	(5,807)
Proceeds from sales of mortgage servicing rights held for sale	3,288	12,994
Purchases of nonmarketable equity securities	(13,197)	(20,637)
Sales of nonmarketable equity securities	10,702	12,540
Proceeds from sales of other real estate owned	1,393	3,676
Net cash acquired in acquisition	69,879	36,153
Net cash provided by (used in) investing activities	54,833	(53,677)
Cash flows from financing activities:
Net increase (decrease) in deposits	49,261	(99,013)
Net decrease in short-term borrowings	(1,941)	(10,676)
Proceeds from FHLB borrowings	360,000	902,080
Payments made on FHLB borrowings	(415,591)	(761,531)
Payments made on other borrowings	(32,857)	(2,857)
Proceeds from issuance of subordinated debt, net of issuance costs	98,434	—
Cash dividends paid on preferred stock	(191)	(248)
Redemption of Series H preferred stock	(2,636)	—
Cash dividends paid on common stock	(17,625)	(14,711)
Common stock repurchased	(1,832)	—
Proceeds from issuance of common stock under employee benefit plans	3,899	1,930
Net cash provided by financing activities	38,921	14,974
Net increase in cash and cash equivalents	195,646	27,231
Cash and cash equivalents:
Beginning of period	213,700	215,202
End of period	$409,346	$242,433
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$41,984	$27,190
Income tax paid (net of refunds)	612	575
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	$61,137	$—
Transfer of loans to other real estate owned	1,793	904
Transfer of premises and equipment, net to assets held for sale	952	—
Transfer of loan servicing rights, at lower of cost or market to mortgage servicing rights held for sale	—	3,649

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1 – Business Description

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. In addition, multifamily and healthcare facility Federal Housing Administration (“FHA”) financing is provided through Love Funding Corporation (“Love Funding”), our non-bank subsidiary.

On July 17, 2019, we completed the acquisition of HomeStar Financial Group, Inc. (“HomeStar”) and its banking subsidiary, HomeStar Bank and Financial Services (“HomeStar Bank”), as more fully described in Note 3 to the consolidated financial statements. Through the acquisition of HomeStar, we expanded our commercial and retail banking presence in northern Illinois. After the acquisition, HomeStar Bank operated as a subsidiary of the Company until its merger into the Bank in October 2019.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2018 Annual Report on Form 10-K. There has been one change to our significant accounting policies since December 31, 2018, which is described below. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2018 amounts have been made to conform to the 2019 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

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

Accounting Guidance Adopted in 2019

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and to disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Targeted Improvements.” The new standard established a right-of-use (“ROU”) model that requires a lessee to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. Under the new guidance, leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income. The Company adopted the new standard on January 1, 2019, and used the effective date as its date of initial application.

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

The new standard also provides practical expedients for ongoing accounting. The Company elected the short-term lease recognition exemption for its office equipment leases. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

At the adoption date, the Company reported increased assets and liabilities of approximately $12.1 million on its consolidated balance sheet as a result of recognizing ROU assets and lease liabilities related to non-cancelable operating lease agreements for office space. The adoption of this guidance did not have a material effect on its consolidated statement of income.

Accounting Guidance Issued But Not Yet Adopted

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. For public companies that are filers with the SEC and not smaller reporting companies, this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As previously disclosed, the Company has established a cross-functional governance structure, which oversees overall strategy for implementation of Topic 326. Additionally, a working group was formed and has developed a project plan focused on understanding the ASU, researching issues, data requirements, technology solutions and future state processes. The Company engaged a third party to carry out model validation during the third quarter of 2019. The model validation is in its final stages of review and will be finalized in the fourth quarter of 2019. The existing allowance for loan loss model is running parallel to the CECL model prior to final implementation in the first quarter of 2020. The working group has identified 12 distinct loan classes for which a model has been developed and internally validated. The Company continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, finalizing processes and related controls and considering various reporting disclosures. The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

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

Note 3 – Acquisitions

HomeStar Financial Group, Inc.

On July 17, 2019, the Company completed its acquisition of HomeStar, and its wholly owned subsidiary, HomeStar Bank, which operated five full-service banking centers in northern Illinois. In aggregate, the Company acquired HomeStar for consideration valued at approximately $11.4 million, which consisted of approximately $1.0 million in cash and the issuance of 404,968 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $5.0 million of transaction and integration costs associated with the acquisition have been expensed during 2019, and remaining integration costs will be expensed in future periods as incurred.

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

(dollars in thousands)	HomeStar
Assets acquired:
Cash and cash equivalents	$70,900
Investment securities available for sale	54,963
Equity securities	2,153
Loans	211,213
Loans held for sale	3,562
Premises and equipment	4,049
Operating lease right-of-use asset	5,177
Other real estate owned	1,092
Nonmarketable equity securities	454
Accrued interest receivable	1,185
Loan servicing rights	1,089
Mortgage servicing rights held for sale	1,701
Intangible assets	4,600
Deferred tax assets, net	4,336
Other assets	1,511
Total assets acquired	367,985
Liabilities assumed:
Deposits	321,740
FHLB advances and other borrowings	31,369
Accrued interest payable	115
Operating lease liabilities	6,241
Other liabilities	3,561
Total liabilities assumed	363,026
Net assets acquired	4,959
Goodwill	6,401
Total consideration paid	$11,360

Intangible assets:
Core deposit intangible	$4,300
Customer relationship intangible	300
Total intangible assets	$4,600
Estimated useful lives:
Core deposit intangible	12 years
Customer relationship intangible	6 years

Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of HomeStar into the Company. The goodwill is assigned as part of the Company’s banking reporting unit. The portion of the consideration paid allocated to goodwill will not be deductible for tax purposes.

The identifiable assets acquired from HomeStar included core deposit intangibles and customer relationship intangibles, which are being amortized on an accelerated basis as shown above.

Acquired loan data for HomeStar can be found in the table below:

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
(dollars in thousands)	at Acquisition Date	at Acquisition Date	to be Collected
Acquired receivables subject to ASC 310-30	$17,645	$19,587	$1,515
Acquired receivables not subject to ASC 310-30	193,568	203,693	5,229

The unaudited pro-forma financial information below for the three and nine months ended September 30, 2019 and 2018 gives effect to the acquisition of HomeStar as if it had occurred on January 1, 2018, which combines the historical results of HomeStar with the Company’s consolidated statements of income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit premium accretion, net of taxes. The unaudited pro-forma financial information also gives effect to the acquisition of Alpine Bancorporation, Inc. that closed on February 28, 2018 as if that transaction became effective January 1, 2018. The unaudited pro-forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations had the acquisition actually occurred on January 1, 2018. No assumptions have been applied regarding revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition-related expenses that have been incurred as of September 30, 2019 are included in net income in the table below. Acquisition-related expenses associated with HomeStar that were recognized and are included in the unaudited pro-forma net income for the three and nine months ended September 30, 2019 totaled $4.6 million and $5.0 million, respectively, on a pre-tax basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Revenue (1)	$69,056	$68,676	$210,550	$210,667
Net income	12,655	9,262	44,419	28,120
Diluted earnings per common share	0.51	0.37	1.78	1.13

(1)	Net interest income plus noninterest income

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

Note 4 – Investment Securities

Investment securities as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$72,393	$—	$3	$72,390
U.S. government sponsored entities and U.S. agency securities	67,597	538	—	68,135
Agency mortgage-backed securities	279,464	3,432	102	282,794
State and municipal securities	131,927	6,012	11	137,928
Corporate securities	100,410	1,844	483	101,771
Total available for sale securities	$651,791	$11,826	$599	$663,018
Equity securities				$5,612

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available for sale securities
U.S. Treasury securities	$25,018	$—	$368	$24,650
U.S. government sponsored entities and U.S. agency securities	76,554	17	887	75,684
Agency mortgage-backed securities	329,690	371	3,756	326,305
State and municipal securities	156,795	3,282	815	159,262
Corporate securities	72,302	383	1,135	71,550
Total available for sale securities	$660,359	$4,053	$6,961	$657,451
Equity securities				$3,334

Unrealized losses and fair values for investment securities available for sale as of September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$26,973	$3	$—	$—	$26,973	$3
U.S. government sponsored entities and U.S. agency securities	—	—	—	—	—	—
Agency mortgage-backed securities	22,897	48	5,359	54	28,256	102
State and municipal securities	2,909	10	1,072	1	3,981	11
Corporate securities	17,538	307	3,815	176	21,353	483
Total available for sale securities	$70,317	$368	$10,246	$231	$80,563	$599

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available for sale securities
U.S. Treasury securities	$5,012	$1	$19,638	$367	$24,650	$368
U.S. government sponsored entities and U.S. agency securities	51,717	195	23,223	692	74,940	887
Agency mortgage-backed securities	139,115	528	126,561	3,228	265,676	3,756
State and municipal securities	15,791	146	27,692	669	43,483	815
Corporate securities	32,616	575	8,535	560	41,151	1,135
Total available for sale securities	$244,251	$1,445	$205,649	$5,516	$449,900	$6,961

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates, and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.

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

At September 30, 2019, 47 investment securities available for sale had unrealized losses with aggregate depreciation of 0.74% from their amortized cost basis. The unrealized losses related principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery in value; therefore, the Company does not consider these securities to be other than temporarily impaired at September 30, 2019.

For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize OTTI losses on its investment securities.

The following is a summary of the amortized cost and fair value of the available-for-sale investment securities, by maturity, at September 30, 2019. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other available-for-sale investment securities are based on final contractual maturity.

	Amortized	Fair
(dollars in thousands)	cost	value
Available for sale securities
Within one year	$116,523	$116,643
After one year through five years	78,782	80,803
After five years through ten years	153,074	157,363
After ten years	23,948	25,415
Mortgage-backed securities	279,464	282,794
Total available for sale securities	$651,791	$663,018

Proceeds from the sale of securities available for sale were $1.0 million and $29.5 million for the three and nine months ended September 30, 2019, respectively. Gross realized gains from the sale of securities available for sale were $25,000 and $151,000 for the three and nine months ended September 30, 2019, respectively. There were no gross realized losses from the sale of securities available for sale for the three months ended September 30, 2019. Gross realized losses from the sale of securities available for sale were $190,000 for the nine months ended September 30, 2019.

Proceeds from the sale of securities available for sale were $16.8 million for the nine months ended September 30, 2018. There were no sales of securities available for sale during the three months ended September 30, 2018. Gross realized gains and gross realized losses from the sale of securities available for sale were $73,000 and $25,000, respectively, for the nine months ended September 30, 2018.

Proceeds from the sale of equity securities were $105,000 for the nine months ended September 30, 2019. There were no sales of equity securities during the three months ended September 30, 2019. Gross realized gains from the sale of equity securities were $78,000 for the nine months ended September 30, 2019. There were no gross realized losses from the sale of equity securities for the nine months ended September 30, 2019. During the three and nine months ended September 30, 2019, the Company recognized net unrealized gains of $54,000 and $92,000, respectively, on equity securities, which was recorded as other income in the consolidated statements of income.

Proceeds from the sale of equity securities were $7.8 million for the nine months ended September 30, 2018. There were no sales of equity securities during the three months ended September 30, 2018. Gross realized losses from the sale of equity securities were $53,000 for the nine months ended September 30, 2018. There were no gross realized gains for the nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, the Company recognized net unrealized losses of $67,000 and net unrealized gains of $26,000, respectively, on equity securities, which was recorded as other income in the consolidated statements of income.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes non-purchased credit impaired (“Non-PCI”) loans and purchased credit impaired (“PCI”) loans, as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans (1)	Total	Loans	Loans (1)	Total
Commercial	$980,805	$2,814	$983,619	$806,027	$4,857	$810,884
Commercial real estate	1,601,928	20,435	1,622,363	1,619,903	19,252	1,639,155
Construction and land development	209,546	6,432	215,978	223,898	8,331	232,229
Total commercial loans	2,792,279	29,681	2,821,960	2,649,828	32,440	2,682,268
Residential real estate	571,415	16,569	587,984	569,289	8,759	578,048
Consumer	608,431	1,568	609,999	611,408	1,776	613,184
Lease financing	308,892	—	308,892	264,051	—	264,051
Total loans	$4,281,017	$47,818	$4,328,835	$4,094,576	$42,975	$4,137,551
(1)	The customers’ unpaid principal balance for PCI loans totaled $58.6 million and $56.9 million as of September 30, 2019 and December 31, 2018, respectively.

Total loans include net deferred loan fees of $6.5 million and $11.6 million at September 30, 2019 and December 31, 2018, respectively, and unearned income of $30.7 million and $29.2 million within the lease financing portfolio at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the Company had commercial, residential and consumer loans held for sale totaling $88.3 million. At December 31, 2018, the Company had commercial and residential loans held for sale totaling $30.4 million. During the third quarter of 2019, the Company had committed to a plan to sell certain consumer loans and transferred $61.1 million of consumer loans to loans held for sale with no gain or loss recognized upon the transfer. The sale was completed on October 18, 2019. During the three and nine months ended September 30, 2019, the Company sold commercial and residential real estate loans with proceeds totaling $168.5 million and $417.2 million, respectively, and sold commercial and residential real estate loans with proceeds totaling $155.0 million and $424.9 million for the comparable periods in 2018, respectively.

The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $23.4 million and $26.5 million at September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, there were $143,000 and $3.2 million of new loans and other additions, respectively, while repayments and other reductions totaled $1.3 million and $6.4 million, respectively.

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

Credit Quality Indicators

The Company uses a ten grade risk rating system to monitor the ongoing credit quality of its commercial loan portfolio, which includes commercial, commercial real estate and construction and land development loans. These loan grades rank the credit quality of a borrower by measuring liquidity, debt capacity, and coverage and payment behavior as shown in the borrower’s financial statements. The risk grades also measure the quality of the borrower’s management and the repayment support offered by any guarantors.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$935,372	$1,491,969	$203,027	$2,630,368	$748,296	$1,536,127	$218,798	$2,503,221
Special mention	19,007	24,747	2,459	46,213	35,103	15,306	3,448	53,857
Substandard	21,092	60,212	882	82,186	14,139	46,976	—	61,115
Substandard – nonaccrual	5,316	25,000	1,307	31,623	8,489	21,494	1,171	31,154
Doubtful	—	—	—	—	—	—	—	—
Not graded	18	—	1,871	1,889	—	—	481	481
Total (excluding PCI)	$980,805	$1,601,928	$209,546	$2,792,279	$806,027	$1,619,903	$223,898	$2,649,828

The Company evaluates the credit quality of its other loan portfolio, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$562,514	$608,116	$307,625	$1,478,255	$562,019	$610,839	$263,094	$1,435,952
Impaired	8,901	315	1,267	10,483	7,270	569	957	8,796
Total (excluding PCI)	$571,415	$608,431	$308,892	$1,488,738	$569,289	$611,408	$264,051	$1,444,748

Impaired Loans

Impaired loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Impaired loans at September 30, 2019 and December 31, 2018 do not include $47.8 million and $43.0 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2019 and 2018 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $532,000 and $1.9 million for the three and nine months ended September 30, 2019, respectively, and $421,000 and $1.3 million for the three and nine months ended September 30, 2018, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $26,000 and $89,000 for the three and nine months ended September 30, 2019, respectively, and $17,000 and $75,000 for the comparable periods in 2018, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$5,732	$5,915	$2,806	$7,945	$8,102	$4,448
Commercial real estate	9,607	12,277	4,438	7,496	13,844	523
Construction and land development	107	152	12	171	171	54
Residential real estate	5,382	6,166	713	4,055	4,662	554
Consumer	306	368	24	428	444	45
Lease financing	976	976	268	766	766	361
Total impaired loans with a valuation allowance	22,110	25,854	8,261	20,861	27,989	5,985
Impaired loans with no related valuation allowance:
Commercial	218	3,651	—	983	4,392	—
Commercial real estate	17,774	25,278	—	16,372	16,921	—
Construction and land development	1,247	1,253	—	1,136	1,136	—
Residential real estate	3,519	3,840	—	3,215	3,516	—
Consumer	9	10	—	141	145	—
Lease financing	291	291	—	191	191	—
Total impaired loans with no related valuation allowance	23,058	34,323	—	22,038	26,301	—
Total impaired loans:
Commercial	5,950	9,566	2,806	8,928	12,494	4,448
Commercial real estate	27,381	37,555	4,438	23,868	30,765	523
Construction and land development	1,354	1,405	12	1,307	1,307	54
Residential real estate	8,901	10,006	713	7,270	8,178	554
Consumer	315	378	24	569	589	45
Lease financing	1,267	1,267	268	957	957	361
Total impaired loans (excluding PCI)	$45,168	$60,177	$8,261	$42,899	$54,290	$5,985

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance on loans was $15.0 million and $11.4 million at September 30, 2019 and December 31, 2018, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the three months ended September 30, 2019 and 2018 are included in the table below:

	Three Months Ended September 30,
	2019		2018
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$2,814	$7	$3,006	$7
Commercial real estate	11,696	19	6,929	10
Construction and land development	108	—	180	1
Residential real estate	5,410	7	3,901	10
Consumer	348	—	447	—
Lease financing	976	—	698	—
Total impaired loans with a valuation allowance	21,352	33	15,161	28
Impaired loans with no related valuation allowance:
Commercial	3,294	—	5,906	—
Commercial real estate	18,395	—	13,713	—
Construction and land development	1,249	1	1,115	—
Residential real estate	3,537	2	2,802	2
Consumer	10	—	14	—
Lease financing	291	—	—	—
Total impaired loans with no related valuation allowance	26,776	3	23,550	2
Total impaired loans:
Commercial	6,108	7	8,912	7
Commercial real estate	30,091	19	20,642	10
Construction and land development	1,357	1	1,295	1
Residential real estate	8,947	9	6,703	12
Consumer	358	—	461	—
Lease financing	1,267	—	698	—
Total impaired loans (excluding PCI)	$48,128	$36	$38,711	$30

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the nine months ended September 30, 2019 and 2018 are included in the table below:

	Nine Months Ended September 30,
	2019		2018
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$3,149	$20	$3,129	$24
Commercial real estate	12,286	69	7,197	29
Construction and land development	116	—	182	3
Residential real estate	5,528	25	3,845	30
Consumer	388	—	420	—
Lease financing	976	—	698	—
Total impaired loans with a valuation allowance	22,443	114	15,471	86
Impaired loans with no related valuation allowance:
Commercial	3,324	—	6,037	—
Commercial real estate	18,728	—	13,815	22
Construction and land development	1,257	2	1,134	—
Residential real estate	3,571	7	2,809	4
Consumer	10	1	15	—
Lease financing	291	—	—	—
Total impaired loans with no related valuation allowance	27,181	10	23,810	26
Total impaired loans:
Commercial	6,473	20	9,166	24
Commercial real estate	31,014	69	21,012	51
Construction and land development	1,373	2	1,316	3
Residential real estate	9,099	32	6,654	34
Consumer	398	1	435	—
Lease financing	1,267	—	698	—
Total impaired loans (excluding PCI)	$49,624	$124	$39,281	$112

The aging status of the recorded investment in loans by portfolio (excluding PCI loans) as of September 30, 2019 and December 31, 2018 were as follows:

	Accruing
	30-59	60-89	Past Due
	Days	Days	90 Days		Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Nonaccrual	Past Due	Current	Loans
September 30, 2019
Commercial	$4,235	$2,275	$177	$5,316	$12,003	$968,802	$980,805
Commercial real estate	966	469	634	25,000	27,069	1,574,859	1,601,928
Construction and land development	182	—	—	1,307	1,489	208,057	209,546
Residential real estate	1,407	312	84	8,274	10,077	561,338	571,415
Consumer	6,945	3,670	9	287	10,911	597,520	608,431
Lease financing	2,145	512	154	1,113	3,924	304,968	308,892
Total (excluding PCI)	$15,880	$7,238	$1,058	$41,297	$65,473	$4,215,544	$4,281,017
December 31, 2018
Commercial	$4,013	$2,581	$4	$8,489	$15,087	$790,940	$806,027
Commercial real estate	1,667	945	149	21,494	24,255	1,595,648	1,619,903
Construction and land development	989	—	85	1,171	2,245	221,653	223,898
Residential real estate	1,292	728	566	5,894	8,480	560,809	569,289
Consumer	5,211	2,533	51	388	8,183	603,225	611,408
Lease financing	4,322	932	206	751	6,211	257,840	264,051
Total (excluding PCI)	$17,494	$7,719	$1,061	$38,187	$64,461	$4,030,115	$4,094,576

Troubled Debt Restructurings

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’

contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $584,000 and $557,000 as of September 30, 2019 and December 31, 2018, respectively. The Company had no unfunded commitments in connection with TDRs at September 30, 2019 and December 31, 2018.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$457	$385	$842	$435	$406	$841
Commercial real estate	1,747	10,666	12,413	2,225	9,103	11,328
Construction and land development	47	170	217	51	—	51
Residential real estate	543	1,963	2,506	810	853	1,663
Consumer	19	—	19	130	—	130
Lease financing	—	—	—	—	—	—
Total loans (excluding PCI)	$2,813	$13,184	$15,997	$3,651	$10,362	$14,013
(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2019 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended September 30, 2019
Troubled debt restructurings:
Number of loans	—	—	1	7	—	—	8
Pre-modification outstanding balance	$—	$—	$159	$361	$—	$—	$520
Post-modification outstanding balance	—	—	155	347	—	—	502

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the nine months ended September 30, 2019
Troubled debt restructurings:
Number of loans	1	3	2	16	2	—	24
Pre-modification outstanding balance	$249	$1,924	$221	$691	$15	$—	$3,100
Post-modification outstanding balance	249	1,837	170	664	8	—	2,928

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

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

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$10,399	$11,114	$12,240	$5,732
New loans purchased – Alpine acquisition	—	—	—	6,095
New loans purchased – HomeStar acquisition	1,515	—	1,515	—
Accretion	(1,751)	(1,308)	(4,764)	(3,659)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	314	136	402	1,150
Reclassification from non-accretable	785	1,350	1,869	1,974
Balance, end of period	$11,262	$11,292	$11,262	$11,292

Accretion recorded as loan interest income totaled $1.8 million and $4.8 million during the three and nine months ended September 30, 2019, respectively, and $1.3 million and $3.7 million for the comparable periods in 2018, respectively.

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

Lease financing – Our financing leases are primarily for business equipment leased to varying types of businesses nationwide for the purchase of business equipment and software. If the cash flow from business operations is reduced, the business’s ability to repay may become impaired.

The following table represents, by loan portfolio, a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses for the three months ended September 30, 2019:
Balance, beginning of period	$10,115	$8,639	$316	$2,424	$2,219	$2,212	$25,925
Provision for loan losses	1,619	2,211	(13)	(101)	402	243	4,361
Charge-offs	(2,971)	(2,611)	—	(79)	(519)	(394)	(6,574)
Recoveries	16	854	3	39	165	128	1,205
Balance, end of period	$8,779	$9,093	$306	$2,283	$2,267	$2,189	$24,917

Changes in allowance for loan losses for the nine months ended September 30, 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for loan losses	2,295	6,418	(35)	587	1,057	1,358	11,680
Charge-offs	(3,085)	(2,938)	(44)	(455)	(1,540)	(1,544)	(9,606)
Recoveries	45	890	13	110	596	286	1,940
Balance, end of period	$8,779	$9,093	$306	$2,283	$2,267	$2,189	$24,917

Changes in allowance for loan losses for the three months ended September 30, 2018:
Balance, beginning of period	$6,203	$5,377	$505	$2,742	$1,629	$1,790	$18,246
Provision for loan losses	1,117	(41)	(98)	(268)	727	666	2,103
Charge-offs	—	—	—	(69)	(453)	(816)	(1,338)
Recoveries	248	(52)	29	33	202	160	620
Balance, end of period	$7,568	$5,284	$436	$2,438	$2,105	$1,800	$19,631

Changes in allowance for loan losses for the nine months ended September 30, 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	2,908	155	(156)	(250)	1,554	1,752	5,963
Charge-offs	(1,145)	(259)	—	(209)	(1,236)	(1,775)	(4,624)
Recoveries	549	344	74	147	443	304	1,861
Balance, end of period	$7,568	$5,284	$436	$2,438	$2,105	$1,800	$19,631

The following table represents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans as of September 30, 2019 and December 31, 2018 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
September 30, 2019:

Allowance for loan losses:
Loans individually evaluated for impairment	$2,739	$4,375	$—	$302	$—	$183	$7,599
Loans collectively evaluated for impairment	67	63	12	411	24	85	662
Non-impaired loans collectively evaluated for impairment	5,946	3,786	294	1,136	2,165	1,921	15,248
Loans acquired with deteriorated credit quality (1)	27	869	—	434	78	—	1,408
Total allowance for loan losses	$8,779	$9,093	$306	$2,283	$2,267	$2,189	$24,917
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$5,377	$26,773	$1,247	$4,964	$—	$544	$38,905
Impaired loans collectively evaluated for impairment	573	608	107	3,937	315	723	6,263
Non-impaired loans collectively evaluated for impairment	974,855	1,574,547	208,192	562,514	608,116	307,625	4,235,849
Loans acquired with deteriorated credit quality (1)	2,814	20,435	6,432	16,569	1,568	—	47,818
Total recorded investment (loan balance)	$983,619	$1,622,363	$215,978	$587,984	$609,999	$308,892	$4,328,835

December 31, 2018:

Allowance for loan losses:
Loans individually evaluated for impairment	$4,405	$476	$48	$233	$—	$330	$5,492
Loans collectively evaluated for impairment	43	47	6	321	45	31	493
Non-impaired loans collectively evaluated for impairment	4,971	3,356	318	1,051	1,926	1,728	13,350
Loans acquired with deteriorated credit quality (1)	105	844	—	436	183	—	1,568
Total allowance for loan losses	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$8,520	$23,431	$1,249	$3,929	$5	$668	$37,802
Impaired loans collectively evaluated for impairment	408	437	58	3,341	564	289	5,097
Non-impaired loans collectively evaluated for impairment	797,099	1,596,035	222,591	562,019	610,839	263,094	4,051,677
Loans acquired with deteriorated credit quality (1)	4,857	19,252	8,331	8,759	1,776	—	42,975
Total recorded investment (loan balance)	$810,884	$1,639,155	$232,229	$578,048	$613,184	$264,051	$4,137,551
(1)	Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Land	$20,571	$20,231
Buildings and improvements	78,170	76,141
Furniture and equipment	30,904	29,858
Total	129,645	126,230
Accumulated depreciation	(35,749)	(31,390)
Premises and equipment, net	$93,896	$94,840

Depreciation expense of $1.8 million and $4.9 million was recorded for the three and nine months ended September 30, 2019, respectively, and $1.5 million and $4.6 million for the comparable periods in 2018, respectively.

During the third quarter of 2019, the Company committed to a branch network consolidation plan. The Company plans to close one facility and consolidate two additional facilities as a result of the acquisition of HomeStar, as further discussed in Note 3 to the consolidated financial statements. The Company also plans to consolidate three other existing facilities in other areas of its footprint. Consequently, during the three and nine months ended September 30, 2019, the Company recorded $3.1 million of asset impairment on banking facilities to be closed, which was recognized in other expense in the consolidated statements of income.

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

As of September 30, 2019, operating lease ROU assets totaled $14.8 million and operating lease liabilities totaled $16.4 million.

Information related to operating leases for the three and nine months ended September 30, 2019 was as follows:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$835	$2,250
Operating cash flows from leases	887	2,370
Right-of-use assets obtained in exchange for lease obligations	6,434	18,715
Weighted average remaining lease term	8.44 years	8.44 years
Weighted average discount rate	2.98%	2.98%

The projected minimum rental payments under the terms of the leases as of September 30, 2019 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2019 remaining	$562
2020	3,013
2021	2,778
2022	2,633
2023	2,118
Thereafter	7,515
Total future minimum lease payments	18,619
Less imputed interest	(2,266)
Total operating lease liabilities	$16,353

Note 8 – Loan Servicing Rights

Commercial FHA and Residential Mortgage Loan Servicing

The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of $4.02 billion and $3.98 billion at September 30, 2019 and December 31, 2018, respectively. Changes in our commercial FHA loan servicing rights for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Loan servicing rights:
Balance, beginning of period	$56,462	$56,268	$56,252	$55,714
Originated servicing	526	176	2,089	2,087
Amortization	(684)	(633)	(2,037)	(1,990)
Balance, end of period	56,304	55,811	56,304	55,811
Valuation allowances:
Balance, beginning of period	2,271	3,887	2,805	3,254
Additions	1,060	298	1,085	931
Reductions	—	—	(559)	—
Balance, end of period	3,331	4,185	3,331	4,185
Loan servicing rights, net	$52,973	$51,626	$52,973	$51,626
Fair value:
At beginning of period	$54,191	$52,381	$53,447	$52,460
At end of period	$52,973	$51,626	$52,973	$51,626

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial portfolio, used in the valuation of servicing rights at September 30, 2019 and December 31, 2018. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
(dollars in thousands)	Fee	Rate	Maturity	Rate	Cost	Rate
September 30, 2019:
Commercial FHA mortgage loans	0.12%	3.69%	29.8	8.20%	$1,000	10 - 14%

December 31, 2018:
Commercial FHA mortgage loans	0.13%	3.67%	30.1	8.24%	$1,000	10 - 14%

We recognize revenue from servicing commercial FHA and residential mortgages as earned based on the specific contractual terms. This revenue, along with amortization of and changes in impairment of servicing rights, is reported in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. Loan servicing rights do not trade in an active market with readily observable prices. The fair value of loan servicing rights and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured residential and commercial mortgages and conventional residential mortgages. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, cost to service, contractual servicing fee income, ancillary income, late fees, replacement reserves and other economic factors that are determined based on current market conditions.

At September 30, 2019 and December 31, 2018, the Company serviced residential mortgage loans for others with unpaid principal balances of $401.6 million and $897.6 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company sold mortgage servicing rights held for sale of $3.3 million and $12.9 million, respectively. There were no sales of mortgage servicing rights held for sale during the three months ended September 30, 2019 and 2018. At September 30, 2019, total residential mortgage servicing rights of $1.9 million are reflected in mortgage servicing rights held for sale in the consolidated balance sheet.

United States Small Business Administration (“SBA”) Loan Servicing

As a result of the acquisition of HomeStar, as further discussed in Note 3 to the consolidated financial statements, the Company acquired SBA loan servicing rights. At September 30, 2019, the Company serviced SBA loans for others with unpaid principal balances of $48.1 million. At September 30, 2019, SBA loan servicing rights of $1.2 million are reflected in loan servicing rights in the consolidated balance sheet. We recognize revenue from servicing SBA loans as earned based on the specific contract terms. This revenue, along with amortization of and changes in impairment of servicing rights, is reported in other income in the consolidated statements of income.

Note 9 – Goodwill and Intangible Assets

At September 30, 2019 and December 31, 2018, goodwill totaled $171.1 million and $164.7 million, reflecting an increase of $6.4 million as a result of the acquisition of HomeStar, as further discussed in Note 3 to the consolidated financial statements.

The following table summarizes the carrying amount of goodwill by segment at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
(dollars in thousands)	2019	2018
Banking	$155,436	$149,035
Commercial FHA origination and servicing	10,892	10,892
Wealth management	4,746	4,746
Total goodwill	$171,074	$164,673

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$57,012	$(29,182)	$27,830	$52,712	$(24,803)	$27,909
Customer relationship intangibles	14,071	(5,211)	8,860	13,771	(4,304)	9,467
Total intangible assets	$71,083	$(34,393)	$36,690	$66,483	$(29,107)	$37,376

In conjunction with the acquisition of HomeStar, the Company recorded $4.3 million of core deposit intangibles and $300,000 of customer relationship intangibles, which are being amortized on an accelerated basis over an estimated useful life of 12 years and six years, respectively.

Amortization of intangible assets was $1.8 million and $5.3 million for the three and nine months ended September 30, 2019, respectively, and $1.9 million and $5.1 million for the comparable periods in 2018, respectively.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at September 30, 2019 and December 31, 2018:

	Notional Amount		Fair Value Gain
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$214,477	$264,710	$4,304	$4,492
Forward commitments to sell mortgage-backed securities	209,505	276,871	—	—
Total	$423,982	$541,581	$4,304	$4,492

	Notional Amount		Fair Value Loss
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$—	$54	$—	$—

During the three and nine months ended September 30, 2019, the Company recognized net gains of $513,000 and net losses of $188,000, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

During the three and nine months ended September 30, 2018, the Company recognized net gains of $1.2 million and net losses of $941,000, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Interest Rate Swap Contracts

The Company entered into interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. The swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings. These derivative contracts do not qualify for hedge accounting.

The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $9.1 million and $9.5 million at September 30, 2019 and December 31, 2018, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $454,000 and $145,000 at September 30, 2019 and December 31, 2018, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 11 – Deposits

The following table summarizes the classification of deposits as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Noninterest-bearing demand	$1,015,081	$972,164
Interest-bearing:
Checking	1,222,599	1,002,275
Money market	753,869	862,171
Savings	526,938	442,132
Time	926,684	795,428
Total deposits	$4,445,171	$4,074,170

Note 12 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of September 30, 2019 and December 31, 2018:

	Repurchase Agreements
	September 30,	December 31,
(dollars in thousands)	2019	2018
Outstanding at period-end	$122,294	$124,235
Average amount outstanding	126,752	138,135
Maximum amount outstanding at any month end	138,907	173,387
Weighted average interest rate:
During period	0.70%	0.51%
End of period	0.67%	0.71%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $137.4 million and $132.2 million at September 30, 2019 and December 31, 2018, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $34.3 million and $56.8 million at September 30, 2019 and December 31, 2018, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $41.6 million and $67.6 million at September 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings at September 30, 2019 and December 31, 2018.

At September 30, 2019, the Company had available federal funds lines of credit totaling $26.0 million. These lines of credit were unused at September 30, 2019.

Note 13 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Midland States Bancorp, Inc.
Term loan - variable interest rate equal to LIBOR plus 2.25%, which was 4.63% at December 31, 2018	$—	$32,840
Series G redeemable preferred stock - 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $22.0 million and $87.7 million, at rates averaging 2.37% and 2.35% at September 30, 2019 and December 31, 2018, respectively – maturing through February 2023 and putable fixed rate of $530.0 million and $520.0 million at rates averaging 2.15% and 2.09% at September 30, 2019 and December 31, 2018, respectively – maturing through August 2029 with call provisions through August 2021	552,020	607,610
HomeStar Bank
FHLB advances – fixed rate, fixed term of $7.5 million, at rates averaging 2.92% at September 30, 2019 – maturing through June 2023	7,731	—
Total FHLB advances and other borrowings	$559,932	$640,631

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.95 billion and $2.22 billion at September 30, 2019 and December 31, 2018, respectively.

Note 14 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Subordinated debt issued June 2015 – fixed interest rate of 6.00% through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $40,325 maturing June 18, 2025	$39,924	$39,871
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $15,000 maturing June 18, 2025	14,851	14,831
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 maturing October 15, 2027	39,480	39,432
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 maturing September 30, 2029	71,611	—
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 maturing through September 30, 2034	26,823	—
Total subordinated debt	$192,689	$94,134

On September 20, 2019, the Company issued, through a private placement, $100.0 million aggregate principal amount of subordinated debentures. The transaction was structured in two tranches: (1) $72.75 million, maturing on September 30, 2029 with a redemption option on or after September 30, 2024, with a fixed rate of interest of 5.00% for the first five years, payable semiannually in arrears beginning March 30, 2020, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus 361.0 basis points thereafter, payable quarterly in arrears beginning on December 30, 2024; and (2) $27.25 million, maturing on September 30, 2034 with a redemption option on or after September 30, 2029, with a fixed rate of interest of 5.50% for the first ten years, payable semiannually in arrears beginning March 30, 2020, and a floating rate of interest equivalent to the three-month SOFR plus 404.5 basis points thereafter, payable quarterly in arrears beginning on December 30, 2029. The value of the subordinated debentures was reduced by $1.6 million of issuance costs, which are being amortized on a straight line basis through the redemption option of the subordinated notes. The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 15 – Preferred stock

Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H

On July 29, 2019, the Company redeemed, in whole, the shares of Series H preferred stock. The price paid by the Company for such shares was equal to $1,000 per share plus any unpaid dividends.

Note 16 – Earnings Per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for both the three and nine months ended September 30, 2019 excluded antidilutive stock options of 91,943 and for both the three and nine months ended September 30, 3018 excluded antidilutive stock options of 662 because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$12,655	$8,497	$42,992	$23,085
Preferred dividends declared	(26)	(82)	(191)	(248)
Preferred stock, premium amortization	48	47	145	141
Net income available to common shareholders	12,677	8,462	42,946	22,978
Common shareholder dividends	(5,914)	(5,208)	(17,481)	(14,617)
Unvested restricted stock award dividends	(48)	(31)	(144)	(94)
Undistributed earnings to unvested restricted stock awards	(52)	(18)	(202)	(49)
Undistributed earnings to common shareholders	$6,663	$3,205	$25,119	$8,218
Basic
Distributed earnings to common shareholders	$5,914	$5,208	$17,481	$14,617
Undistributed earnings to common shareholders	6,663	3,205	25,119	8,218
Total common shareholders earnings, basic	$12,577	$8,413	$42,600	$22,835
Diluted
Distributed earnings to common shareholders	$5,914	$5,208	$17,481	$14,617
Undistributed earnings to common shareholders	6,663	3,205	25,119	8,218
Total common shareholders earnings	12,577	8,413	42,600	22,835
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	1	1	2	1
Total common shareholders earnings, diluted	$12,578	$8,414	$42,602	$22,836
Weighted average common shares outstanding, basic	24,488,422	23,855,805	24,190,574	22,868,256
Options	196,107	469,938	209,489	458,884
Weighted average common shares outstanding, diluted	24,684,529	24,325,743	24,400,063	23,327,140
Basic earnings per common share	$0.51	$0.35	$1.76	$1.00
Diluted earnings per common share	0.51	0.35	1.75	0.98

Note 17 – Fair Value of Financial Instruments

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of September 30, 2019 and December 31, 2018, are summarized below:

	September 30, 2019
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$72,390	$72,390	$—	$—
U.S. government sponsored entities and U.S. agency securities	68,135	—	68,135	—
Agency mortgage-backed securities	282,794	—	282,794	—
State and municipal securities	137,928	—	137,928	—
Corporate securities	101,771	—	100,843	928
Equity securities	5,612	—	5,612	—
Loans held for sale	88,322	—	88,322	—
Interest rate lock commitments	4,304	—	4,304	—
Interest rate swap contracts	454	—	454	—
Total	$761,710	$72,390	$688,392	$928
Liabilities
Interest rate swap contracts	$454	$—	$454	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$54,124	$—	$—	$54,124
Mortgage servicing rights held for sale	1,860	1,860	—	—
Impaired loans	11,906	—	10,226	1,680
Other real estate owned	47	—	47	—
Assets held for sale	4,337	—	4,337	—

	December 31, 2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,650	$24,650	$—	$—
U.S. government sponsored entities and U.S. agency securities	75,684	—	75,684	—
Agency mortgage-backed securities	326,305	—	326,305	—
State and municipal securities	159,262	—	159,262	—
Corporate securities	71,550	—	69,627	1,923
Equity securities	3,334	—	3,334	—
Loans held for sale	30,401	—	30,401	—
Interest rate lock commitments	4,492	—	4,492	—
Interest rate swap contracts	145	—	145	—
Total	$695,823	$24,650	$669,250	$1,923
Liabilities
Interest rate swap contracts	$145	$—	$145	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$53,447	$—	$—	$53,447
Mortgage servicing rights held for sale	3,545	3,545	—	—
Impaired loans	11,238	—	9,226	2,012
Other real estate owned	1,439	—	1,439	—
Assets held for sale	1,687	—	1,687	—

The following table presents (gains) losses recognized on assets measured on a non-recurring basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Loan servicing rights	$1,060	$298	$526	$931
Mortgage servicing rights held for sale	(70)	270	(585)	458
Impaired loans	6,187	989	8,420	3,906
Other real estate owned	—	—	16	126
Assets held for sale	3,139	—	3,139	—
Total losses on assets measured on a nonrecurring basis	$10,316	$1,557	$11,516	$5,421

The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$935	$5,357	$1,923	$4,779
Total realized in earnings (1)	6	67	48	187
Total unrealized in other comprehensive income	(7)	55	5	616
Net settlements (principal and interest)	(6)	(59)	(1,048)	(162)
Balance, end of period	$928	$5,420	$928	$5,420
(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at September 30, 2019:

Non-recurring	Fair Value	Valuation	Unobservable
fair value measurements	(dollars in thousands)	technique	input / assumptions	Range (weighted average)
Loan servicing rights:
Commercial MSR	$52,973	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.20%)
			Discount rate	10.00% - 14.00% (11.02%)

SBA servicing rights	$1,151	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.72%)
			Discount rate	No range (16.29%)
Other:
Impaired loans	$1,680	Fair value of collateral	Discount for type of property,	4.32% - 8.00% (5.17%)
			age of appraisal and current status

The following table presents quantitative information about significant unobservable inputs used in fair value measurements of non-recurring assets (Level 3) at December 31, 2018:

Non-recurring	Fair Value	Valuation	Unobservable
fair value measurements	(dollars in thousands)	technique	input / assumptions	Range (weighted average)
Loan servicing rights:
Commercial MSR	$53,447	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.12%)
Other:
Impaired loans	$2,012	Fair value of collateral	Discount for type of property,	5.00% - 7.26% (5.26%)
			age of appraisal and current status

Loan Servicing Rights. In accordance with GAAP, the Company must record impairment charges on loan servicing rights on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model, which calculates the present value of estimated future net servicing cash flows, taking into consideration expected loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions. The determination of fair value of servicing rights relies upon Level 3 inputs. The fair value of loan servicing rights was $54.1 million and $53.4 million at September 30, 2019 and December 31, 2018, respectively.

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

The Company has elected the fair value option for newly originated commercial and residential loans held for sale. These loans are intended for sale and are hedged with derivative instruments. We have elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification.

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Commercial loans held for sale	$15,279	$132	$15,147	$22,280	$595	$21,685
Residential loans held for sale	11,906	474	11,432	8,121	484	7,637
Consumer loans held for sale	61,137	—	61,137	—	—	—
Total loans held for sale	$88,322	$606	$87,716	$30,401	$1,079	$29,322

The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Commercial loans held for sale	$(169)	$(131)	$(463)	$(105)
Residential loans held for sale	52	172	33	232
Total loans held for sale	$(117)	$41	$(430)	$127

The following tables are a summary of the carrying values and fair value estimates of certain financial instruments as of September 30, 2019 and December 31, 2018:

	September 30, 2019
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$407,361	$407,361	$407,361	$—	$—
Federal funds sold	1,985	1,985	1,985	—	—
Investment securities available for sale	663,018	663,018	72,390	589,700	928
Equity securities	5,612	5,612	—	5,612	—
Nonmarketable equity securities	45,421	45,421	—	45,421	—
Loans, net	4,303,918	4,322,816	—	—	4,322,816
Loans held for sale	88,322	88,322	—	88,322	—
Accrued interest receivable	17,185	17,185	—	17,185	—
Interest rate lock commitments	4,304	4,304	—	4,304	—
Interest rate swap contracts	454	454	—	454	—

Liabilities
Deposits	$4,445,171	$4,450,589	$—	$4,450,589	$—
Short-term borrowings	122,294	122,294	—	122,294	—
FHLB and other borrowings	559,932	575,159	—	575,159	—
Subordinated debt	192,689	193,858	—	193,858	—
Trust preferred debentures	48,165	53,031	—	53,031	—
Accrued interest payable	6,818	6,818	—	6,818	—
Interest rate swap contracts	454	454	—	454	—

	December 31, 2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$210,780	$210,780	$210,780	$—	$—
Federal funds sold	2,920	2,920	2,920	—	—
Investment securities available for sale	660,785	660,785	24,650	634,212	1,923
Nonmarketable equity securities	42,472	42,472	—	42,472	—
Loans, net	4,116,648	4,091,438	—	—	4,091,438
Loans held for sale	30,401	30,401	—	30,401	—
Accrued interest receivable	16,560	16,560	—	16,560	—
Interest rate lock commitments	4,492	4,492	—	4,492	—
Interest rate swap contracts	145	145	—	145	—

Liabilities
Deposits	$4,074,170	$4,069,098	$—	$4,069,098	$—
Short-term borrowings	124,235	124,235	—	124,235	—
FHLB and other borrowings	640,631	641,050	—	641,050	—
Subordinated debt	94,134	91,926	—	91,926	—
Trust preferred debentures	47,794	56,805	—	56,805	—
Accrued interest payable	4,855	4,855	—	4,855	—
Interest rate swap contracts	145	145	—	145	—

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$714,188	$663,555
Financial guarantees – standby letters of credit	109,752	142,859

The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2019 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $11,000 for the nine months ended September 30, 2018. There were no losses as a result of make-whole requests and loan repurchases for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018. The liability for unresolved repurchase demands totaled $289,000 and $492,000 at September 30, 2019 and December 31, 2018, respectively.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2019 and 2018 were as follows:

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Three Months Ended September 30, 2019
Net interest income (expense)	$52,445	$(203)	$—	$(2,792)	$49,450
Provision for loan losses	4,361	—	—	—	4,361
Noninterest income	10,827	2,840	5,998	(59)	19,606
Noninterest expense	42,366	2,520	3,376	(237)	48,025
Income before income taxes	16,545	117	2,622	(2,614)	16,670
Income taxes (benefit)	3,513	585	67	(150)	4,015
Net income (loss)	$13,032	$(468)	$2,555	$(2,464)	$12,655
Total assets	$6,038,409	$79,201	$19,903	$(23,609)	$6,113,904

Nine Months Ended September 30, 2019
Net interest income (expense)	$149,893	$(517)	$—	$(8,248)	$141,128
Provision for loan losses	11,680	—	—	—	11,680
Noninterest income	28,792	11,194	16,455	(173)	56,268
Noninterest expense	111,546	8,335	10,395	(960)	129,316
Income (loss) before income taxes (benefit)	55,459	2,342	6,060	(7,461)	56,400
Income taxes (benefit)	13,620	1,207	404	(1,823)	13,408
Net income (loss)	$41,839	$1,135	$5,656	$(5,638)	$42,992
Total assets	$6,038,409	$79,201	$19,903	$(23,609)	$6,113,904

		Commercial FHA
		Origination and	Wealth
(dollars in thousands)	Banking	Servicing	Management	Other	Total
Three Months Ended September 30, 2018
Net interest income (expense)	$47,887	$(177)	$74	$(2,703)	$45,081
Provision for loan losses	2,103	—	—	—	2,103
Noninterest income	9,807	3,144	5,444	(123)	18,272
Noninterest expense	43,636	3,218	3,146	317	50,317
Income (loss) before income taxes (benefit)	11,955	(251)	2,372	(3,143)	10,933
Income taxes (benefit)	2,246	(148)	344	(6)	2,436
Net income (loss)	$9,709	$(103)	$2,028	$(3,137)	$8,497
Total assets	$5,689,585	$113,463	$17,528	$(95,964)	$5,724,612

Nine Months Ended September 30, 2018
Net interest income (expense)	$139,497	$(236)	$232	$(7,941)	$131,552
Provision for loan losses	5,963	—	—	—	5,963
Noninterest income	29,041	7,112	14,832	(364)	50,621
Noninterest expense	127,220	11,474	8,281	(707)	146,268
Income (loss) before income taxes (benefit)	35,355	(4,598)	6,783	(7,598)	29,942
Income taxes (benefit)	8,089	(1,143)	1,373	(1,462)	6,857
Net income (loss)	$27,266	$(3,455)	$5,410	$(6,136)	$23,085
Total assets	$5,689,585	$113,463	$17,528	$(95,964)	$5,724,612

1

Note 20 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the three and nine months ended September 30, 2019, the Company paid $97,000 and $632,000, respectively, to this company for work on various projects, which was approved in accordance with the Company’s related party transaction policy.

Note 21 – Revenue From Contracts with Customers

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,397	$4,327	$12,096	$11,768
Investment advisory fees	548	531	1,616	1,491
Investment brokerage fees	357	270	808	820
Other	696	339	1,935	783
Service charges on deposit accounts:
Nonsufficient fund fees	2,096	2,098	5,651	5,539
Other	912	706	2,516	1,925
Interchange revenues	3,249	2,759	8,939	7,733
Other income:
Merchant services revenue	367	448	1,131	1,246
Other	908	278	2,514	2,035
Noninterest income - out-of-scope of Topic 606	6,076	6,516	19,062	17,281
Total noninterest income	$19,606	$18,272	$56,268	$50,621

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net are also not in scope of Topic 606. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The noninterest income streams considered in-scope by Topic 606 are discussed below.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2019. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

Significant Transactions

Each item listed below materially affects the comparability of our results of operations for the three and nine months ended September 30, 2019 and 2018, and our financial condition as of September 30, 2019 and December 31, 2018, and may affect the comparability of financial information we report in future fiscal periods.

Issuance of Subordinated Debt. On September 20, 2019, the Company issued, through a private placement, $100.0 million aggregate principal amount of subordinated notes, which was structured into two tranches: $72.75 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029, and $27.25 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034. The Company used a portion of the net proceeds from the offering to repay a $30.0 million senior term loan and intends to use the remaining net proceeds to redeem $40.3 million of existing subordinated debt in June 2020, which is the date that the existing subordinated debt becomes redeemable, and for general corporate purposes.

Stock Repurchase. On July 29, 2019, the Company redeemed, in whole, the shares of Series H preferred stock. The price paid by the Company for such shares was equal to $1,000 per share plus any unpaid dividends.

Recent Acquisitions. On July 17, 2019, the Company acquired HomeStar for total consideration valued at approximately $11.4 million, which consisted of $1.0 million in cash and the issuance of 404,968 shares of the Company’s common stock. All identifiable assets acquired and liabilities assumed were adjusted to their estimated acquisition date fair values, and the results of HomeStar’s operations have been included in the consolidated statements of income beginning on that date, including $5.0 million of transaction and integration costs associated with the acquisition. Intangible assets recognized as a result of the transaction consisted of $6.4 million in goodwill, $4.3 million in core deposit intangibles and $0.3 million in customer relationship intangibles.

On February 28, 2018, the Company acquired Alpine for total consideration valued at approximately $173.2 million, which consisted of $33.3 million in cash and the issuance of 4,463,200 shares of the Company’s common stock. All identifiable assets acquired and liabilities assumed were adjusted to their acquisition date fair values, and the results of Alpine’s operations have been included in the consolidated statements of income beginning on that date, including $21.5 million of transaction and integration costs associated with the acquisition. Intangible assets recognized as a result of the transaction consisted of $66.0 million in goodwill, $21.1 million in core deposit intangibles and $6.3 million in customer relationship intangibles.

Purchased Loans.  Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-PCI loans included in our acquisitions. Our reported net interest margin for the three months ended September 30, 2019 and 2018 was 3.70% and 3.59%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $3.1 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, increasing the reported net interest margin by 20 and 10 basis points for each respective period. The reported net interest margin for both the nine months ended September 30, 2019 and 2018 was 3.73%. Accretion income associated with purchase accounting discounts established on loans acquired totaled $9.0 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively, increasing the reported net interest margin by 21 and 22 basis points for each respective period.

Results of Operations

Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018.

As described above, one of the factors that impacts net interest income is interest rate fluctuations. The Federal Reserve implemented quarterly interest rate increases in 2018, with the last increase of 25 basis points in December 2018. These increases impact the comparability of net interest income between 2018 and 2019 because the Federal Reserve decreased interest rates by 25 basis points in both August 2019 and September 2019.

During the three months ended September 30, 2019, net interest income, on a tax-equivalent basis, increased to $50.0 million compared to $45.7 million for the comparative prior year quarter. Additionally, the tax-equivalent net interest margin increased to 3.70% for the third quarter of 2019 compared to 3.59% in the third quarter of 2018.

During the nine months ended September 30, 2019, we generated $142.7 million of net interest income, on a tax-equivalent basis, compared to $133.1 million during the nine months ended September 30, 2018. The tax-equivalent net interest margin was 3.73% for both the first nine months of 2019 and 2018.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$259,427	$1,398	2.14%	$154,526	$765	1.96%
Investment securities:
Taxable investment securities	524,748	3,725	2.84	528,518	3,753	2.84
Investment securities exempt from federal income tax (1)	141,409	1,279	3.62	171,500	1,512	3.53
Total securities	666,157	5,004	3.00	700,018	5,265	3.01
Loans:
Loans (2)	4,247,593	57,162	5.34	3,996,643	49,216	4.89
Loans exempt from federal income tax (1)	105,042	1,111	4.20	109,724	1,274	4.61
Total loans	4,352,635	58,273	5.31	4,106,367	50,490	4.88
Loans held for sale	31,664	241	3.02	48,715	512	4.17
Nonmarketable equity securities	44,010	592	5.33	42,770	540	5.01
Total earning assets	5,353,893	$65,508	4.85%	5,052,396	$57,572	4.52%
Noninterest-earning assets	636,028			639,323
Total assets	$5,989,921			$5,691,719
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,930,415	$3,763	0.77%	$1,888,758	$2,880	0.60%
Savings deposits	534,205	257	0.19	452,219	176	0.15
Time deposits	836,362	4,484	2.13	642,093	2,044	1.26
Brokered deposits	128,081	816	2.53	189,352	1,051	2.20
Total interest-bearing deposits	3,429,063	9,320	1.08	3,172,422	6,151	0.77
Short-term borrowings	124,183	212	0.68	139,215	213	0.61
FHLB advances and other borrowings	591,516	3,524	2.36	608,153	3,211	2.09
Subordinated debt	106,090	1,671	6.30	94,075	1,514	6.44
Trust preferred debentures	48,105	829	6.83	47,601	817	6.81
Total interest-bearing liabilities	4,298,957	$15,556	1.44%	4,061,466	$11,906	1.16%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	967,192			989,142
Other noninterest-bearing liabilities	72,610			47,654
Total noninterest-bearing liabilities	1,039,802			1,036,796
Shareholders’ equity	651,162			593,457
Total liabilities and shareholders’ equity	$5,989,921			$5,691,719
Net interest income / net interest margin (3)		$49,952	3.70%		$45,666	3.59%
(1)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $502,000 and $585,000 for the three months ended September 30, 2019 and 2018, respectively.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

	Nine Months Ended September 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$191,598	$3,287	2.29%	$173,493	$2,300	1.77%
Investment securities:
Taxable investment securities	504,675	11,014	2.91	500,632	10,152	2.70
Investment securities exempt from federal income tax (1)	147,989	3,972	3.58	159,659	4,362	3.64
Total securities	652,664	14,986	3.06	660,291	14,514	2.93
Loans:
Loans (2)	4,083,432	162,065	5.31	3,765,761	140,946	5.00
Loans exempt from federal income tax (1)	106,803	3,505	4.39	92,288	2,880	4.17
Total loans	4,190,235	165,570	5.28	3,858,049	143,826	4.98
Loans held for sale	34,215	991	3.87	40,288	1,235	4.10
Nonmarketable equity securities	44,168	1,810	5.48	38,873	1,421	4.89
Total earning assets	5,112,880	$186,644	4.88%	4,770,994	$163,296	4.58%
Noninterest-earning assets	624,412			605,689
Total assets	$5,737,292			$5,376,683
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,826,923	$10,445	0.76%	$1,765,546	$6,456	0.49%
Savings deposits	478,166	702	0.20	421,113	527	0.17
Time deposits	746,921	10,965	1.96	622,477	5,329	1.14
Brokered deposits	159,451	3,008	2.52	194,877	2,961	2.03
Total interest-bearing deposits	3,211,461	25,120	1.05	3,004,013	15,273	0.68
Short-term borrowings	126,752	659	0.70	136,203	453	0.44
FHLB advances and other borrowings	623,718	10,912	2.34	557,376	7,664	1.84
Subordinated debt	98,191	4,699	6.38	94,035	4,542	6.44
Trust preferred debentures	47,980	2,556	7.12	47,488	2,291	6.45
Total interest-bearing liabilities	4,108,102	$43,946	1.43%	3,839,115	$30,223	1.05%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	936,007			932,964
Other noninterest-bearing liabilities	61,680			45,241
Total noninterest-bearing liabilities	997,687			978,205
Shareholders’ equity	631,503			559,363
Total liabilities and shareholders’ equity	$5,737,292			$5,376,683
Net interest income / net interest margin (3)		$142,698	3.73%		$133,073	3.73%
(1)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.6 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

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

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Compared with			Compared with
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold and cash investments	$542	$91	$633	$276	$711	$987
Investment securities:
Taxable investment securities	(27)	(1)	(28)	85	777	862
Investment securities exempt from federal income tax	(268)	35	(233)	(316)	(74)	(390)
Total securities	(295)	34	(261)	(231)	703	472
Loans:
Loans	3,234	4,712	7,946	12,249	8,870	21,119
Loans exempt from federal income tax	(52)	(111)	(163)	464	161	625
Total loans	3,182	4,601	7,783	12,713	9,031	21,744
Loans held for sale	(155)	(116)	(271)	(181)	(63)	(244)
Nonmarketable equity securities	16	36	52	205	184	389
Total earning assets	$3,290	$4,646	$7,936	$12,782	$10,566	$23,348
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$72	$811	$883	$288	$3,701	$3,989
Savings deposits	36	45	81	78	97	175
Time deposits	830	1,610	2,440	1,445	4,191	5,636
Brokered deposits	(365)	130	(235)	(603)	650	47
Total interest-bearing deposits	573	2,596	3,169	1,208	8,639	9,847
Short-term borrowings	(24)	23	(1)	(40)	246	206
FHLB advances and other borrowings	(93)	406	313	1,037	2,211	3,248
Subordinated debt	191	(34)	157	200	(43)	157
Trust preferred debentures	9	3	12	25	240	265
Total interest-bearing liabilities	$656	$2,994	$3,650	$2,430	$11,293	$13,723
Net interest income	$2,634	$1,652	$4,286	$10,352	$(727)	$9,625

Interest Income. Interest income, on a tax-equivalent basis, increased $7.9 million to $65.5 million in the third quarter of 2019 as compared to the same quarter in 2018 primarily due to an increase in the yield on earning assets to 4.85% from 4.52%. The increase in yield on earning assets was primarily driven by an increase in the yield on loans due mainly to the impact of higher market interest rates and accretion income associated with accounting discounts established on loans acquired, which totaled $3.1 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, increasing the reported net interest margin by 20 and 10 basis points for each respective period. Average earning assets increased to $5.4 million in the third quarter of 2019 from $5.1 million in the same quarter in 2018 primarily driven by an increase in average loan balances resulting from the $211.2 million of loans added from the acquisition of HomeStar.

Interest income, on a tax equivalent basis, increased $23.3 million to $186.6 million for the nine months ended September 30, 2019 when compared to the same period in 2018 due to an increase in average earning assets and yield on earning assets to 4.88% from 4.58%. Average earning assets increased to $5.1 million in the first nine months of 2019 from $4.8 million in the same period in 2018 primarily driven by an increase in average loan balances resulting from the $211.2 million of loans added from the acquisition of HomeStar and the full nine month effect of loans added from the acquisition of Alpine in February 2018. The increase in yield on earning assets was primarily driven by an increase in the yield on loans due mainly to the impact of higher market interest rates and accretion income associated with purchase accounting discounts established on loans acquired, which totaled $9.0 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively, increasing the reported net interest margin by 21 and 22 points for each respective period.

Interest Expense. Interest expense on interest-bearing liabilities increased $3.7 million to $15.6 million in the third quarter of 2019 as compared to the same quarter in 2018 primarily due to higher interest rates paid on deposits and borrowed funds mainly due to the impact of higher market interest rates. Also contributing to the increase in interest expense was increased average interest-bearing deposits primarily as a result of the addition of $251.4 million of interest-bearing deposits from the acquisition of HomeStar.

Interest expense on interest-bearing liabilities increased $13.7 million to $43.9 million for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to higher interest rates paid on deposits and borrowed funds mainly due to the impact of higher market interest rates combined with increased average interest-bearing deposits primarily as a result of the addition of $251.4 million of interest-bearing deposits from the acquisition of HomeStar and the full nine month effect of interest-bearing deposits of $771.2 million added from the acquisition of Alpine in February 2018 and increased FHLB advances and other borrowings.

Provision for Loan Losses. The provision for loan losses totaled $4.4 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase in provision for loan losses was primarily driven by the increase of $2.3 million to the specific reserve established for an existing nonperforming loan during the third quarter of 2019.

The provision for loan losses totaled $11.7 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in provision for loan losses was primarily attributable to the increase of $5.8 million in specific reserves on two nonperforming loans during the first nine months of 2019.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(dollars in thousands)	2019	2018	(decrease)		2019	2018	(decrease)
Noninterest income:
Wealth management revenue	$5,998	$5,467	$531	9.7%	$16,455	$14,862	$1,593	10.7%
Commercial FHA revenue	2,894	3,130	(236)	(7.5)	11,081	6,786	4,295	63.3
Residential mortgage banking revenue	720	1,154	(434)	(37.6)	2,165	4,688	(2,523)	(53.8)
Service charges on deposit accounts	3,008	2,804	204	7.3	8,167	7,464	703	9.4
Interchange revenue	3,249	2,759	490	17.8	8,939	7,733	1,206	15.6
Gain (loss) on sales of investment securities, net	25	—	25	-	39	(5)	44	(880.0)
Gain on sales of other real estate owned	44	86	(42)	(48.8)	98	559	(461)	(82.5)
Other income	3,668	2,872	796	27.7	9,324	8,534	790	9.3
Total noninterest income	$19,606	$18,272	$1,334	7.3%	$56,268	$50,621	$5,647	11.2%

Wealth management revenue. Noninterest income from our wealth management business increased $0.5 million for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to an increase in estate fees and the addition of $181.2 million of wealth management assets under administration from the acquisition of HomeStar.

For the nine months ended September 30, 2019, the $1.6 million increase in wealth management revenue as compared to the same period in 2018 was primarily driven by an increase in trust and estate fees, the addition of $181.2 million of wealth management assets under administration from the acquisition of HomeStar, and the full nine month impact of the addition of $1.0 billion of wealth management assets under administration from the Alpine acquisition in February 2018.

Commercial FHA revenue. The $0.2 million decrease in commercial FHA revenue for the three months ended September 30, 2019 was primarily attributable to impairment of mortgage servicing rights of $1.1 million as compared to $0.3 million of impairment for the three months ended September 30, 2018. The increase in impairment was partially offset by an increase in revenue generated from the increase in interest rate lock commitments to $112.8 million in the third quarter of 2019 as compared to $82.8 million for the comparable period in 2018.

For the nine months ended September 30, 2019, the $4.3 million increase in commercial FHA revenue was driven by an increase in gain premiums, partially offset by lower loan costs as compared to the nine months ended September 30, 2018. Interest rate lock commitments increased to $219.5 million from $174.2 million for the nine months ended September 30, 2019 and 2018, respectively. Included in the increase was $0.5 million of impairment on mortgage servicing rights for the nine months ended September 30, 2019 as compared to $0.9 million of impairment for the comparable period in 2018.

Residential mortgage banking revenue. The decreases of $0.4 million and $2.5 million in residential mortgage banking revenue for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, was primarily attributable to a decline in production due in part to a smaller loan production team and a decrease in servicing fees as a result of the sale and transfer of mortgage servicing rights in 2018 and 2019. In late 2017, the Company had committed to a plan to sell mortgage servicing rights resulting in the sale and transfer of serviced residential mortgage loans for others with unpaid principal balances of $1.24 billion in the first quarter of 2018, $410.8 million in the second quarter of 2018 and $809.6 million in the first quarter of 2019. As of September 30, 2019, the Company serviced residential mortgage loans for others with unpaid principal balances of $401.6 million.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(dollars in thousands)	2019	2018	(decrease)		2019	2018	(decrease)
Noninterest expense:
Salaries and employee benefits	$25,083	$22,528	$2,555	11.3%	$68,256	$74,390	$(6,134)	(8.2)%
Occupancy and equipment	4,793	5,040	(247)	(4.9)	14,125	14,000	125	0.9
Data processing	5,443	10,817	(5,374)	(49.7)	15,321	20,402	(5,081)	(24.9)
FDIC insurance	(37)	549	(586)	(106.7)	765	1,636	(871)	(53.2)
Professional	2,348	3,087	(739)	(23.9)	6,831	10,031	(3,200)	(31.9)
Marketing	815	1,137	(322)	(28.3)	3,167	3,754	(587)	(15.6)
Communications	765	1,289	(524)	(40.7)	2,113	3,606	(1,493)	(41.4)
Loan expense	660	262	398	151.9	1,636	1,338	298	22.3
Other real estate owned	131	42	89	211.9	325	298	27	9.1
Amortization of intangible assets	1,803	1,853	(50)	(2.7)	5,286	5,104	182	3.6
(Gain) loss on mortgage servicing rights held for sale	(70)	270	(340)	(125.9)	(585)	458	(1,043)	(227.7)
Other	6,291	3,443	2,848	82.7	12,076	11,251	825	7.3
Total noninterest expense	$48,025	$50,317	$(2,292)	(4.6)	$129,316	$146,268	$(16,952)	(11.6)

Salaries and employee benefits. The $2.6 million increase in salaries and employee benefits expense during the three months ended September 30, 2019 as compared to the same period in 2018 was primarily driven by severance and change in control costs associated with the acquisition of HomeStar, partially offset by a decrease in personnel and related expenses after the conversion of Alpine Bank into the Bank in the third quarter of 2018.

For the nine months ended September 30, 2019, the $6.1 million decrease in salaries and employee benefits was mainly due to change in control payments, severance costs and other benefit-related expenses related to the acquisition of Alpine during the first nine months of 2018.

Data processing fees. The $5.4 million and $5.1 million decreases in data processing fees during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018 were primarily driven by contract termination fees and system conversion charges of associated with the acquisition of Alpine during the third quarter and first nine months of 2018.

FDIC insurance. For the three and nine months ended September 30, 2019, the $0.6 million and $0.9 million decreases in FDIC insurance, respectively, as compared to the same periods in 2018, were primarily the result a $0.4 million small business tax credit received from the FDIC in the third quarter of 2019. This credit was awarded by the FDIC to banks with total consolidated assets of less than $10.0 billion for the portion of their assessments that contributed to the growth in the FDIC’s reserve ratio. The Company will receive additional credits of $1.0 million that will be applied to our FDIC invoices in future periods.

Professional fees. For the three and nine months ended September 30, 2019, the $0.7 million and $3.2 million decreases in professional fees, respectively, as compared to the same periods in 2018, were primarily due to professional fees incurred on various technology and other integration related projects associated primarily with the acquisition of Alpine in 2018.

Communication fees. The decreases in communication fees of $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, were primarily due to integration and acquisition expenses associated primarily with the acquisition of Alpine in 2018.

(Gain) loss on mortgage servicing rights held for sale. The $1.0 million decrease in loss on mortgage servicing rights held for sale for the nine months ended September 30, 2019, as compared to the same period in 2018 was primarily attributable to the $0.6 million gain recognized on the sale of mortgage serving servicing rights for the nine months ended September 30, 2019 as compared to the $0.5 million loss recognized on the sale of mortgage servicing rights for the same period in 2018.

Other noninterest expense. The increases in other noninterest expense of $2.8 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, were primarily due to $3.1 million of asset impairment in the 2019 periods on six banking facilities to be closed related to our branch network consolidation plan.

Income Tax Expense. Income tax expense was $4.0 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate increased to 24.1% for the third quarter of 2019 as compared to 22.3% for the third quarter of 2018. The increase in the effective tax rate was primarily attributable to a solar tax credit that was recorded in the third quarter of 2018.

Income tax expense was $13.4 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of the effective tax rate to 23.8% for the first nine months of 2019 as compared to 22.9% for the same period in 2018 was primarily due to the impact of the BOLI death benefit recorded in 2018.

Financial Condition

Assets. Total assets increased to $6.11 billion at September 30, 2019, as compared to $5.64 billion at December 31, 2018.

Loans. The loan portfolio is the largest category of our assets. At September 30, 2019, total loans were $4.33 billion compared to $4.14 billion at December 31, 2018. The following table shows loans by non-PCI and PCI loan category as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Commercial	$980,805	$2,814	$983,619	$806,027	$4,857	$810,884
Commercial real estate	1,601,928	20,435	1,622,363	1,619,903	19,252	1,639,155
Construction and land development	209,546	6,432	215,978	223,898	8,331	232,229
Total commercial loans	2,792,279	29,681	2,821,960	2,649,828	32,440	2,682,268
Residential real estate	571,415	16,569	587,984	569,289	8,759	578,048
Consumer	608,431	1,568	609,999	611,408	1,776	613,184
Lease financing	308,892	—	308,892	264,051	—	264,051
Total loans	$4,281,017	$47,818	$4,328,835	$4,094,576	$42,975	$4,137,551

Total loans increased $191.3 million to $4.33 billion at September 30, 2019 as compared to December 31, 2018, primarily due to the addition of $211.2 million loans added to the portfolio from the acquisition of HomeStar. Also contributing to loan growth was organic loan growth primarily from our equipment financing business, which is booked in the commercial loans and lease financing portfolios. These increases were partially offset by $61.1 million of consumer loans transferred to loans held for sale in the third quarter of 2019, several large loan payoffs and principal reductions in the commercial real estate portfolio, and payoffs and payments in the consumer portfolio during the first nine months of 2019.

Outstanding loan balances increased due to new loan originations, advances on outstanding commitments and loans acquired as a result of acquisitions of other financial institutions, net of amounts received for loan payments and payoffs, charge-offs of loans and transfers of loans to OREO. The following table shows the fair values of those loans acquired at acquisition date and the net growth (attrition) for the periods presented.

	For the Nine Months Ended		For the Year Ended
	September 30, 2019		December 31, 2018
		Net		Net
		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$36,145	$136,590	$198,866	$56,088
Commercial real estate	98,667	(115,459)	347,360	(148,216)
Construction and land development	13,649	(29,900)	44,856	(13,214)
Total commercial loans	148,461	(8,769)	591,082	(105,342)
Residential real estate	58,123	(48,187)	120,645	3,851
Consumer	4,629	(7,814)	74,459	167,270
Lease financing	—	44,841	—	58,908
Total loans	$211,213	$(19,929)	$786,186	$124,687

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

Lease financing. Our equipment leasing business provides financing leases to varying types of businesses nationwide for purchases of business equipment and software. The financing is secured by a first priority interest in the financed asset and generally requires monthly payments.

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2019:

	September 30, 2019
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$52,944	$278,520	$389,411	$73,347	$126,163	$63,234	$983,619
Commercial real estate	227,630	107,563	759,306	179,955	69,923	277,986	1,622,363
Construction and land development	11,777	64,309	37,482	94,691	540	7,179	215,978
Total commercial loans	292,351	450,392	1,186,199	347,993	196,626	348,399	2,821,960
Residential real estate	4,103	8,875	24,345	50,184	211,672	288,805	587,984
Consumer	3,540	6,562	583,810	13,344	2,721	22	609,999
Lease financing	7,209	—	272,283	—	29,400	—	308,892
Total loans	$307,203	$465,829	$2,066,637	$411,521	$440,419	$637,226	$4,328,835

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

Discounts on PCI Loans. PCI loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These loans are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. At September 30, 2019 and December 31, 2018, we had PCI loans totaling $47.8 million and $43.0 million, respectively.

In determining the fair value of PCI loans at acquisition, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. We incorporate several key assumptions to estimate cash flows expected to be collected, including probability of default rates, loss given default assumptions and the amount and timing of prepayments. We calculate fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We have aggregated certain credit-impaired loans acquired in the same transaction into pools based on common risk characteristics. A pool is accounted for as one asset with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $58.6 million and $56.9 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$10,399	$11,114	$12,240	$5,732
New loans purchased - Alpine acquisition	—	—	—	6,095
New loans purchased - HomeStar acquisition	1,515	—	1,515	—
Accretion	(1,751)	(1,308)	(4,764)	(3,659)
Other adjustments (including maturities, charge-offs, and impact of changes in timing of expected cash flows)	314	136	402	1,150
Reclassification from non-accretable	785	1,350	1,869	1,974
Balance, end of period	$11,262	$11,292	$11,262	$11,292

As of September 30, 2019, the balance of accretable discounts on our PCI loan portfolio was $11.3 million compared to $12.2 million at December 31, 2018. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by loan category:

	September 30, 2019				December 31, 2018
	Non-PCI	PCI			Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	% (1)	Loans	Loans	Total	% (1)
Loans:
Commercial	$8,752	$27	$8,779	0.89%	$9,419	$105	$9,524	1.17%
Commercial real estate	8,224	869	9,093	0.56	3,879	844	4,723	0.29
Construction and land development	306	—	306	0.14	372	—	372	0.16
Total commercial loans	17,282	896	18,178	0.64	13,670	949	14,619	0.55
Residential real estate	1,849	434	2,283	0.39	1,605	436	2,041	0.35
Consumer	2,189	78	2,267	0.37	1,971	183	2,154	0.35
Lease financing	2,189	—	2,189	0.71	2,089	—	2,089	0.79
Total allowance for loan losses	$23,509	$1,408	$24,917	0.58	$19,335	$1,568	$20,903	0.51
(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance and the balance of nonaccretable discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet dates. We assess the appropriateness of our allowance for non-PCI loans separately from our allowance for PCI loans.

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

The allowance for loan losses was $24.9 million at September 30, 2019 compared to $20.9 million at December 31, 2018. The increase in the allowance at September 30, 2019 compared to December 31, 2018 was primarily attributable to the increase of $5.8 million in specific reserves on two nonperforming loans during the first nine months of 2019.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three and nine months ended September 30, 2019 and 2018:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$25,925	$18,246	$20,903	$16,431
Charge-offs:
Commercial	2,971	—	3,085	1,145
Commercial real estate	2,611	—	2,938	259
Construction and land development	—	—	44	—
Residential real estate	79	69	455	209
Consumer	519	453	1,540	1,236
Lease financing	394	816	1,544	1,775
Total charge-offs	6,574	1,338	9,606	4,624
Recoveries:
Commercial	16	248	45	549
Commercial real estate	854	(52)	890	344
Construction and land development	3	29	13	74
Residential real estate	39	33	110	147
Consumer	165	202	596	443
Lease financing	128	160	286	304
Total recoveries	1,205	620	1,940	1,861
Net charge-offs	5,369	718	7,666	2,763
Provision for loan losses	4,361	2,103	11,680	5,963
Balance, end of period	$24,917	$19,631	$24,917	$19,631
Gross loans, end of period	$4,328,835	$4,156,282	$4,328,835	$4,156,282
Average loans	$4,352,634	$4,106,367	$4,190,235	$3,858,049
Net charge-offs to average loans	0.49%	0.10%	0.24%	0.07%
Allowance to total loans	0.58%	0.47%	0.58%	0.47%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.49% and 0.24% for the three and nine months ended September 30, 2019, respectively, as compared to 0.13% for the year ended December 31, 2018.

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

	September 30,	December 31,
(dollars in thousands)	2019	2018
Impaired loans:
Commercial	$5,950	$8,928
Commercial real estate	27,381	23,868
Construction and land development	1,354	1,307
Residential real estate	8,901	7,270
Consumer	315	569
Lease financing	1,267	957
Total impaired loans	45,168	42,899
Other real estate owned, non-guaranteed	4,890	3,000
Nonperforming assets	$50,058	$45,899
Impaired loans to total loans	1.04%	1.04%
Nonperforming assets to total assets	0.82%	0.81%

We did not recognize interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2019 and 2018 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $532,000 and $1.9 million for the three and nine months ended September 30, 2019, respectively, and $421,000 and $1.3 million for the three and nine months ended September 30, 2018, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $26,000 and $89,000 for the three and nine months ended September 30, 2019, respectively, and $17,000 and $75,000 for the comparable periods in 2018, respectively.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
September 30, 2019	$18,897	$20,744	$24,747	$57,905	$2,459	$882	$125,634
December 31, 2018	34,857	12,956	14,934	45,263	3,448	—	111,458
(1)	Includes only those 8-rated loans that are not included in impaired loans.

Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at September 30, 2019 and December 31, 2018. The book value for investment securities classified as available for sale and equity securities is equal to fair market value.

	September 30, 2019		December 31, 2018
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Available for sale securities
U.S. Treasury securities	$72,390	10.8%	$24,650	3.7%
U.S. government sponsored entities and U.S. agency securities	68,135	10.2	75,684	11.5
Agency mortgage-backed securities	282,794	42.3	326,305	49.4
State and municipal securities	137,928	20.7	159,262	24.1
Corporate securities	101,771	15.2	71,550	10.8
Available for sale, at fair value	663,018	99.2	657,451	99.5
Equity securities	5,612	0.8	3,334	0.5
Total investment securities, at fair value	$668,630	100.0%	$660,785	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	September 30, 2019
		% of Total	Weighted
	Book	Investment	Average
(dollars in thousands)	Value	Securities	Yield
Investment securities, available for sale:
U.S. Treasury securities:
Maturing within one year	$72,390	10.8%	2.0%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	72,390	10.8	2.0

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	25,838	3.9	2.4
Maturing in one to five years	34,720	5.2	2.4
Maturing in five to ten years	7,157	1.0	2.7
Maturing after ten years	420	0.1	2.6
Total U.S. government sponsored entities and U.S. agency securities	68,135	10.2	2.4

Agency mortgage-backed securities:
Maturing within one year	1,471	0.2	2.6
Maturing in one to five years	18,482	2.7	2.9
Maturing in five to ten years	56,500	8.5	2.9
Maturing after ten years	206,341	30.9	2.8
Total agency mortgage-backed securities	282,794	42.3	2.8

State and municipal securities (1):
Maturing within one year	15,405	2.3	3.7
Maturing in one to five years	41,042	6.2	4.3
Maturing in five to ten years	56,485	8.5	4.3
Maturing after ten years	24,996	3.7	4.1
Total state and municipal securities	137,928	20.7	4.2

Corporate securities:
Maturing within one year	3,009	0.4	3.4
Maturing in one to five years	5,041	0.8	3.4
Maturing in five to ten years	93,721	14.0	5.1
Maturing after ten years	—	—	—
Total corporate securities	101,771	15.2	5.0
Total investment securities, available for sale	663,018	99.2	3.3

Equity securities:
No stated maturity	5,612	0.8	2.4
Total investment securities and equity securities	$668,630	100.0%	3.3%
(1)	Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at September 30, 2019 at fair value for our investment securities classified as available for sale.

	September 30, 2019
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$72,393	$72,390	$—	$72,390	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	67,597	68,135	—	68,135	—	—	—	—
Agency mortgage-backed securities	279,464	282,794	4,043	278,751	—	—	—	—
State and municipal securities	131,927	137,928	26,217	86,034	8,816	6,189	490	10,182
Corporate securities	100,410	101,771	—	—	19,500	43,002	—	39,269
Total investment securities, available for sale	$651,791	$663,018	$30,260	$505,310	$28,316	$49,191	$490	$49,451

Cash and Cash Equivalents. Cash and cash equivalents increased $195.6 million to $409.3 million as of September 30, 2019 compared to December 31, 2018. This increase was primarily due to cash flows provided by operating activities, investing activities and financing activities of $101.9 million, $54.8 million and $38.9 million, respectively. Cash flows provided by operating activities primarily reflected $43.0 million of net income and $417.2 million of proceeds received from sales of loans held for sale exceeding $401.0 million in originations of loans held for sale. Cash flows provided by investing activities primarily consisted of $69.9 million of net cash acquired from the acquisition of HomeStar, $87.7 million and $64.5 million of investment security maturities and pay downs, respectively, offset in part by $121.1 million in purchases of investments securities available for sale and $74.3 million in increase of loans. Cash flows provided by financing activities primarily reflected proceeds of $360.0 million from FHLB borrowings, $98.4 million of proceeds from the issuance of subordinated debt, net of issuance costs, and an increase in deposits of $49.3 million, partially offset by $415.6 million and $32.9 million of payments made on FHLB and other borrowings, respectively.

Operating Lease Right-of-Use Asset. We adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, which required the recognition of operating lease ROU assets. Operating lease ROU assets represent the lessee’s right to use, or control the use of, specified assets for the lease term. Operating lease ROU assets are recognized based on the present value of lease payments over the lease term. Operating lease ROU assets totaled $14.8 million at September 30, 2019.

Liabilities. Total liabilities increased to $5.46 billion at September 30, 2019 compared to $5.03 billion at December 31, 2018.

Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Weighted		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$967,192	—	$989,142	—	$936,007	—	$932,964	—
Interest-bearing:
Checking	1,161,313	0.59%	1,022,010	0.45%	1,048,071	0.58%	964,313	0.30%
Money market	769,102	1.05	866,748	0.79	778,852	1.02	801,233	0.71
Savings	534,205	0.19	452,220	0.15	478,166	0.20	421,113	0.17
Time, less than $250,000	728,204	2.08	560,810	1.23	650,466	1.92	542,269	1.12
Time, $250,000 and over	108,158	2.45	81,283	1.47	96,455	2.27	80,208	1.28
Time, brokered	128,081	2.53	189,351	2.20	159,451	2.52	194,877	2.03
Total interest-bearing	$3,429,063	1.08%	$3,172,422	0.77%	$3,211,461	1.05%	$3,004,013	0.68%
Total deposits	$4,396,255	0.84%	$4,161,564	0.59%	$4,147,468	0.81%	$3,936,977	0.52%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of September 30, 2019:

	September 30, 2019
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$8,694	$19,519	$58,693	$38,213	$125,119
Time, brokered	44,609	27,208	—	21,829	93,646
Total	$53,303	$46,727	$58,693	$60,042	$218,765

Total deposits increased $371.0 million to $4.45 billion at September 30, 2019, as compared to December 31, 2018. The increase primarily resulted from the addition of $321.7 million in deposits from the acquisition of HomeStar and organic deposit growth of $186.4 million, partially offset by the intentional reduction of $137.1 million in brokered money market deposits and brokered time deposits. At September 30, 2019, total deposits were comprised of 22.8% of noninterest-bearing demand accounts, 56.4% of interest-bearing transaction accounts and 20.8% of time deposits. At September 30, 2019, brokered time deposits totaled $93.6 million, or 2.1% of total deposits, compared to $161.6 million, or 4.0% of total deposits, at December 31, 2018.

Operating Lease Liabilities. The adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019 also required the recognition of operating lease liabilities. Operating lease liabilities represent a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Operating lease liabilities totaled $16.4 million at September 30, 2019.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.

Shareholders’ equity increased $47.0 million to $655.5 million at September 30, 2019 as compared to December 31, 2018. The increase in shareholders’ equity was due primarily to the generation of net income of $43.0 million during the first nine months of 2019, $10.3 million of common equity issued for the acquisition of HomeStar, and an increase in accumulated other comprehensive income of $10.3 million, partially offset by $17.6 million of declared dividends to common shareholders and $2.6 million of Series H preferred stock redemption.

In conjunction with the acquisition of HomeStar, the Company paid $1.0 million in cash and issued 404,698 shares of the Company’s common stock upon closing of the transaction on July 17, 2019.  Additionally, the Company issued $100.0 million aggregate principal amount of subordinated debentures in September 2019, a portion of the net proceeds of which were used to repay a $30.0 million senior term loan. The Company intends to use the remaining net proceeds to redeem $40.3 million of existing subordinated debt in June 2020, which is the date the existing subordinated debt becomes redeemable, and for general corporate purposes.

On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect until June 30, 2020, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2019, $1.8 million, or 71,603 shares of the Company’s common stock, had been repurchased under the program.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $137.4 million and $132.2 million at September 30, 2019 and December 31, 2018, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $34.3 million and $56.8 million at September 30, 2019 and December 31, 2018, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $41.6 million and $67.6 million at September 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings at September 30, 2019 and December 31, 2018.

At September 30, 2019, the Company had available federal funds lines of credit totaling $26.0 million. These lines of credit were unused at September 30, 2019.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2019, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

At September 30, 2019, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

The following table presents the Company and the Bank’s capital ratios and the minimum requirements at September 30, 2019:

		Fully Phased-In
		Guidelines	Well
Ratio	Actual	Minimum (1)	Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	14.82%	10.50%	N/A
Midland States Bank	12.81	10.50	10.00%
Common equity Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.02	7.00	N/A
Midland States Bank	12.25	7.00	6.50
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.35	8.50	N/A
Midland States Bank	12.25	8.50	8.00
Tier 1 leverage ratio
Midland States Bancorp, Inc.	8.77	4.00	N/A
Midland States Bank	10.64	4.00	5.00
(1)	As of January 1, 2019, the capital conservation buffer was fully phased in at 2.5%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2019:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,518,487	$—	$—	$—	$3,518,487
Time deposits	542,365	357,920	26,379	20	926,684
Securities sold under repurchase agreements	122,294	—	—	—	122,294
FHLB advances and other borrowings	5,541	34,159	345,232	175,000	559,932
Operating lease obligations	2,423	6,937	1,942	5,051	16,353
Subordinated debt	—	—	—	192,689	192,689
Trust preferred debentures	—	—	—	48,165	48,165
Total contractual obligations	$4,191,110	$399,016	$373,553	$420,925	$5,384,604

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

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries, LIBOR and SOFR (basis risk).

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
September 30, 2019:
Dollar change	$(12,807)	$4,940	$7,492
Percent change	(6.5)%	2.5%	3.8%
December 31, 2018:
Dollar change	$(8,497)	$2,694	$4,623
Percent change	(4.3)%	1.4%	2.4%

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months.

We were within Board policy limits for the +100 and +200 basis point scenarios at September 30, 2019. The Company, at September 30, 2019, exceeded the established tolerance level for the −100 basis point sensitivity. Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at September 30, 2019, projects that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2018.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
September 30, 2019:
Dollar change	$(116,189)	$73,925	$115,825
Percent change	(23.0)%	14.6%	22.9%
December 31, 2018:
Dollar change	$(80,035)	$40,599	$69,461
Percent change	(12.7)%	6.4%	11.0%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

We were within board policy limits for the +100 and +200 basis point scenarios at September 30, 2019.

In September 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to −100 basis points from the prior −50 basis point floor. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a parallel 100 basis point increase or 100 basis point decrease in interest rates over the twelve months would adversely affect net interest income over the same period by more than the tolerance level. The Company, at September 30, 2019, exceeded the established tolerance level for the −100 basis point sensitivity.

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

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Accounting Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 17, 2019, the Company sold 404,968 shares of the Company’s common stock, par value $0.01 per share, to the stockholders of HomeStar Financial Group, Inc., in connection with the Company’s acquisition of HomeStar Financial Group, Inc. The shares of the Company’s common stock were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2019.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That
	Total		Part of Publicly	May Yet be
	Number		Announced	Purchased
	of Shares	Average Price	Plans	Under the Plans
Period	Purchased (1)	Paid Per Share	or Programs	or Programs (2)
July 1 - 31, 2019	282	$26.13	-	$25,000,000
August 1 - 31, 2019	62,075	25.58	59,020	23,489,521
September 1 - 30, 2019	13,990	25.56	12,583	23,168,539
Total	76,347	$25.58	71,603	$23,168,539

__________________________________

(1)	Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)	On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect until June 30, 2020, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2019, $1.8 million, or 71,603 shares of the Company’s common stock, had been repurchased under the program.

Item 6 – Exhibits

Exhibit No.	Description

3.1

Statement of Resolution Eliminating the Statement of Resolution of the Company’s Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2019)

4.1

Indenture, dated as of September 20, 2029, between Midland States Bancorp, Inc. and UMB Bank National Association, as trustee, regarding 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019)

4.2

Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019)

4.3

Indenture, dated as of September 20, 2029, between Midland States Bancorp, Inc. and UMB Bank National Association, as trustee, regarding 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019)

4.4

Form of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019)

4.5

Form of Registration Rights Agreement, dated as of September 20, 2019, among Midland States Bancorp, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Accounting Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: November 7, 2019	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2019	By:	/s/	Donald J. Spring
Donald J. Spring
Chief Accounting Officer
(Principal Financial and Accounting Officer)