Form 10-K
period 2019-12-31
Midland States Bancorp, Inc.
filed 2020-02-28
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 28, 2019 was $600,447,241 (based on the closing price on the Nasdaq Global Select Market on that date of $26.72).

As of February 18, 2020, the Registrant had 24,300,719 shares of outstanding common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2020 to be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

MIDLAND STATES BANCORP, INC.

2019 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of, and are intended to be covered by the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” and “would” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Item 1A – Risk Factors” or “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	business, economic and political conditions, particularly those affecting the financial services industry and our primary market areas;
•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;
•

the failure of assumptions and estimates underlying the establishment of allowances for loan losses, including the effects of the implementation of the Current Expected Credit Loss (“CECL”) accounting standard, and estimation of values of collateral and various financial assets and liabilities;

•

factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•	the effects of interest rates, including on our net interest income and the value of our securities portfolio;
•

compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Basel III rules and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;

•	legislative and regulatory changes, including changes in banking, consumer protection securities, trade and tax laws and regulations and their application by our regulators;
•	our ability to identify and address cyber-security risks, fraud and systems errors;
•	our ability to effectively execute our strategic plan and manage our growth;
•

the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, including financial technology (“FinTech”) companies, and demand for financial services in our market areas;

•

risks related to our acquisition strategy, including our ability to identify suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

•	the effects of the accounting treatment for loans acquired in connection with our acquisitions, including in connection with the implementation of CECL;
•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•

monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of the London Inter-Bank Offered Rate (“LIBOR”);
•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	changes in federal tax law or policy;
•	the quality and composition of our loan and investment portfolios and the valuation of our investment portfolio;
•	demand for loan products and deposit flows;
•	the costs, effects and outcomes of existing or future litigation;
•	changes in accounting principles, policies and guidelines, such as the implementation of CECL; and
•	the effects of severe weather, natural disasters, acts of war or terrorism, widespread disease or pandemics, and other external events.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. In addition, our past results of operations are not necessarily indicative of our future results. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1 – Business

Our Company

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”), an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. The Company completed its initial public offering on May 24, 2016. Our banking subsidiary, Midland States Bank (the “Bank”), an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. In addition, multifamily and healthcare facility Federal Housing Administration (“FHA”) financing is provided through Love Funding Corporation (“Love Funding”), our non-bank subsidiary. As of December 31, 2019, the Company had total assets of $6.09 billion, and our wealth management group had assets under administration of approximately $3.41 billion.

Our strategic plan is focused on building a performance-based, customer-centric culture, seeking accretive acquisitions, creating revenue diversification, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, in July 2019, the Company completed its acquisition of HomeStar Financial Group, Inc. (“HomeStar”) and its wholly-owned banking subsidiary, HomeStar Bank and Financial Services (“HomeStar Bank”). In February 2018, the Company completed its acquisition of Alpine Bancorporation, Inc. (“Alpine”) and its wholly-owned banking subsidiary, Alpine Bank & Trust Co. (“Alpine Bank”). In June 2017, the Company completed its acquisition of Centrue Financial Corporation (“Centrue”) and its wholly-owned banking subsidiary, Centrue Bank. In March 2017, we acquired CedarPoint Investment Advisors, Inc. (“CedarPoint”), an SEC registered investment advisory firm, which was renamed Midland Financial Advisors, Inc. following the acquisition. Additional information on recent acquisitions is presented in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.

Our Principal Businesses

Traditional Community Banking. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois and the St. Louis metropolitan area. As of December 31, 2019, we operated 67 banking offices in 48 communities.

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

Commercial Equipment Leasing. We originate and manage custom leasing and financing programs for commercial customers on a nationwide basis. The industries we service include manufacturing, construction, transportation and healthcare. The financings generated are typically retained and serviced by the Bank, and are generally in the $50,000 to $500,000 range, but can be larger in certain circumstances.

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

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, wealth management, commercial equipment leasing and financing and commercial FHA loan originations in the multifamily and healthcare sectors. These industries are highly competitive, and the Bank and its subsidiaries face strong direct competition for deposits, loans and leases, wealth management, FHA loan originations and other financial-related services. We compete with other community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, FHA loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from so-called "online businesses" with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships sets us apart from our competitors.

Our banking operations are largely concentrated in Illinois and the St. Louis metropolitan area. According to the FDIC Summary of Deposits, as of June 30, 2019, there were 11 banks operating within Effingham County, Illinois, where three of the Bank’s offices are located, including its principal office. As of the same date, the Bank ranked first based on total deposits of all banking offices in Effingham County, with approximately 32.0% of total deposits. As of June 30, 2019, there were 12 banks operating within Lee County, Illinois, where two of the Bank’s offices are located. As of the same date, the Bank ranked first based on total deposits of all banking offices in Lee County, with approximately 25.7% of total deposits. With the addition of Alpine on February 28, 2018, the Bank also ranked first based on total deposits of all banking offices in Winnebago County, where 22 banks were operating and 12 of the Bank’s offices are located, with approximately 13.0% of total deposits as of June 30, 2019. With the addition of Centrue on June 9, 2017, the Bank ranked second based on total deposits of all banking offices in Kankakee County, where 16 banks were operating and seven of the Bank’s offices were located on such date, with approximately 15.5% of total deposits as of June 30, 2019. HomeStar Bank ranked first based on total deposits in Kankakee County, as of June 30, 2019, with approximately 16.8% of total deposits. The Bank acquired HomeStar Bank on July 17, 2019. The Bank also has branches located in Bond, Boone, Bureau, Champaign, Dekalb, Fayette, Grundy, Kendall, La Salle, Livingston, Marion, Monroe, St. Clair, Stephenson, Whiteside and Will counties in Illinois. In the entire state of Illinois, as of June 30, 2019, there were 481 banks operating, and the Bank ranked 20th based on total deposits with approximately 0.64% of total deposits. The Bank also has branches and competes for deposits and loans in Franklin, Jefferson, St. Charles, and St. Louis counties in Missouri.

Employees

As of December 31, 2019, we had approximately 1,100 employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.

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

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which the Company has not done.) Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

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

The Basel III Rule requires minimum capital ratios as follows:

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

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

As of December 31, 2019: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital; and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has; less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Company may elect the CBLR framework at any time but has not currently determined to do so.

Supervision and Regulation of the Company

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In 2006, the Company elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Supervision and Regulation of the Bank

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36 percent as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35 percent. As a result, the FDIC is providing assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35 percent, the FDIC will remit the full nominal value of any remaining credits in a lump sum payment.

Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets.

During the year ended December 31, 2019, the Bank paid supervisory assessments to the DFPR totaling approximately $498,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified for 2020 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks, (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong, (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins, and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2019, the Bank did not exceed these guidelines.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Our business and operations are sensitive to business and economic conditions in the United States, generally, and particularly the state of Illinois and the St. Louis metropolitan area. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity and fluctuations in the commercial FHA financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge-offs and delinquencies, which could require increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

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

As of December 31, 2019, our allowance for loan losses as a percentage of total loans was 0.64% and as a percentage of total nonperforming loans was 66.6%. Although management believed, as of such date, that the allowance for loan losses was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so, the effects of the implementation of CECL, or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

A new accounting standard will require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition, amount of capital and results of operations.

The FASB has adopted a new accounting standard that is effective for our fiscal year beginning on January 1, 2020. This standard, referred to as CECL, makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The new CECL impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2019, approximately 52.3% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented 63.4% of our total loan portfolio at December 31, 2019. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Real estate construction loans comprised approximately 4.7% of our total loan portfolio as of December 31, 2019, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans, gather deposits or provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason, and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our acquisition activities could require us to use a substantial amount of cash, or other liquid assets and/or incur debt. There are risks associated with an acquisition strategy, including the following:

•	We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business.
•	We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected.
•	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
•	To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing voting and/or non-voting common stock or preferred stock, which may have high dividend rights or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity.
•	We may be unsuccessful in realizing the anticipated benefits from acquisitions. For example, we may not be successful in realizing anticipated cost savings. We also may not be successful in preventing disruptions in service to existing customer relationships of the acquired institution, which could lead to a loss in revenues.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Also, as our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion, is paid down, we expect downward pressure on our income to the extent that the run-off is not replaced with other high-yielding loans. If we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our results of operations could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

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

Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These credit-impaired loans, like non-credit-impaired loans acquired in connection with our acquisitions, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success is dependent, to a large degree, upon the continued service and skills of our existing executive management team, particularly Mr. Jeffrey G. Ludwig, our President and Chief Executive Officer, and Mr. Eric T. Lemke, our Chief Financial Officer.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of Mr. Ludwig, Mr. Lemke or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas and the difficulty of finding qualified replacement personnel, particularly in light of the fact that we are not headquartered in a major metropolitan area. In addition, although we have non-competition agreements with each of our seven executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators, loan officers and wealth management professionals are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities, such as deposits, generally rises more quickly than the rate of interest that we receive on our interest-bearing assets, such as loans, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

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

If short-term interest rates remain at low levels for a prolonged period, and assuming longer term interest rates fall, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

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

We face significant capital and other regulatory requirements as a financial institution. The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities (“GSEs”) and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.

In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and other institutional and non-institutional investors. Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

We may be liable to purchasers of mortgage loans and mortgage servicing rights, including as a result of any breach of representations and warranties we make to the purchasers.

When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected. In addition, we have sold residential mortgage servicing rights to third parties pursuant to customary purchase agreements, under which we could be required to indemnify the purchasers for losses resulting from pre-closing servicing errors or breaches of our representations and warranties, which could affect our results of operations.

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

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or may not adequately mitigate risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements, such as the implementation of CECL and the inclusion of critical audit matters in the report of our independent registered public accounting firm. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2019, we had $6.7 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.

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

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

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

Our operations consist of offering banking and mortgage services, and we also offer commercial FHA financing, trust, wealth management and leasing services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, leasing and wealth management customers, we may be unable to continue to grow our business and our financial condition and results of operations may be adversely affected.

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

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Federal governmental entities, such as HUD, that rely on funding from the federal budget, could be adversely affected in the event of a government shut-down, which could have a material adverse effect on our commercial FHA origination business and our results of operations.

Risks Related to the Business Environment and Our Industry

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Compliance with the Dodd-Frank Act and its implementing regulations has resulted, and may continue to result, in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, new proposals for legislation may continue to be introduced in the U.S. Congress that could further substantially change regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Legislation and regulations may be impacted by the political ideologies of the executive branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

As a result of the Dodd-Frank Act and subsequent rulemaking, we are subject to stringent capital requirements, and failure to comply with these requirements may impact dividend payments and limit our activities.

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

Interest rates on the Company’s and the Bank’s financial instruments might be subject to change based on developments related to LIBOR, which could adversely impact the Company’s revenue, expenses, and value of those financial instruments.

In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. LIBOR makes up the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in various aspects through our financial contracts. Instruments that may be impacted include loans, securities, and derivatives, among other financial contracts and subordinated notes indexed to LIBOR and that mature after December 31, 2021.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•	adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, subordinated debentures, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based securities; and
•	require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois, 62401. We own our corporate headquarters office building, which was built in 2011 and also houses our primary operations center. We have additional operations centers located in St. Louis, Missouri and Rockford, Illinois, supporting our banking and wealth management businesses. Love Funding’s headquarters are located in Washington, D.C. At December 31, 2019, the Bank operated a total of 67 banking centers, including 56 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 52 were owned, and we leased 15 from unaffiliated third parties.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities

Shareholders

As of February 18, 2020, the Company had 1,020 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol MSBI, was $26.58 per share.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from May 24, 2016 (the date of the Company’s initial public offering and listing on Nasdaq) through December 31, 2019. The graph compares the Company's common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on May 24, 2016 and reinvestment of all quarterly dividends. Measurement points are May 24, 2016 and the last trading day of the second quarter and fourth quarter of each subsequent year through December 31, 2019. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN
Among Midland States Bancorp, Inc., the Nasdaq Composite Index,
and the Nasdaq Bank Index
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
5/24/16
6/16
12/16
6/17
12/17
6/18
12/18
6/19
12/19
Midland States Bancorp, Inc.
Nasdaq Composite
Nasdaq Bank

*$100 invested on 5/24/16 in stock and index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Russell Investment Group. All rights reserved.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2019.

			Total Number	Approximate
			of Shares	Dollar Value of
	Total	Average	Purchased as	Shares That May
	Number	Price	Part of Publicly	Yet be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased (1)	Share	or Programs	or Programs (2)
October 1 - 31, 2019	86,290	$25.70	85,146	$20,980,832
November 1 - 30, 2019	15,442	27.93	-	20,980,832
December 1 - 31, 2019	264	28.22	-	20,980,832
Total	101,996	$26.05	85,146	$20,980,832
(1)	Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)	On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect until June 30, 2020, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2019, $4.0 million, or 156,749 shares of the Company’s common stock, had been repurchased under the program.

Unregistered Sales of Equity Securities

None.

Item 6 – Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2019. This information should be read in connection with our audited consolidated financial statements, and related notes in Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	As of and for the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$6,087,017	$5,637,673	$4,412,701	$3,233,723	$2,884,824
Total loans, gross	4,401,410	4,137,551	3,226,678	2,319,976	1,995,589
Allowance for loan losses	(28,028)	(20,903)	(16,431)	(14,862)	(15,988)
Loans held for sale	16,431	30,401	50,089	70,565	54,413
Investment securities	655,054	660,785	450,525	325,011	324,148
Deposits	4,544,254	4,074,170	3,131,089	2,404,366	2,367,648
Short-term borrowings	82,029	124,235	156,126	131,557	107,538
FHLB advances and other borrowings	493,311	640,631	496,436	237,518	40,178
Subordinated debt	176,653	94,134	93,972	54,508	61,859
Trust preferred debentures	48,288	47,794	45,379	37,405	37,057
Preferred shareholders’ equity	-	2,781	2,970	-	-
Common shareholders’ equity	661,911	605,744	446,575	321,770	232,880
Total shareholders’ equity	661,911	608,525	449,545	321,770	232,880
Tangible common equity (1)	455,267	403,695	331,019	265,747	179,357

Income Statement Data:
Interest income	$249,518	$223,367	$153,113	$121,249	$117,796
Interest expense	59,703	43,280	23,451	15,995	12,889
Net interest income	189,815	180,087	129,662	105,254	104,907
Provision for loan losses	16,985	9,430	9,556	5,591	11,127
Noninterest income	75,282	71,791	59,362	72,057	59,482
Noninterest expense	175,641	191,643	152,997	121,289	117,847
Income before taxes	72,471	50,805	26,471	50,431	35,415
Provision for income taxes	16,687	11,384	10,415	18,889	11,091
Net income	55,784	39,421	16,056	31,542	24,324
Preferred stock dividends and premium amortization	46	141	83	-	-
Net income available to common shareholders	$55,738	$39,280	$15,973	$31,542	$24,324

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Credit Quality Data:
Loans 30-89 days past due	$29,876	$25,213	$15,405	$10,767	$10,120
Loans 30-89 days past due to total loans	0.68%	0.61%	0.48%	0.46%	0.51%
Nonperforming loans (2)	$42,082	$42,899	$26,760	$31,603	$24,891
Nonperforming loans to total loans (2)	0.96%	1.04%	0.83%	1.36%	1.25%
Nonperforming assets (3)	$50,027	$45,899	$30,894	$34,550	$29,206
Nonperforming assets to total assets (3)	0.82%	0.81%	0.70%	1.07%	1.01%
Allowance for loan losses to total loans (2)	0.64%	0.51%	0.51%	0.64%	0.80%
Allowance for loan losses to nonperforming loans (2)	66.60%	48.73%	61.40%	47.03%	64.23%
Net charge-offs to average loans	0.23%	0.13%	0.28%	0.31%	0.39%

Per Share Data (Common Stock):
Earnings:
Basic	$2.28	$1.69	$0.89	$2.22	$2.03
Diluted (4)	2.26	1.66	0.87	2.17	2.00
Dividends declared	0.97	0.88	0.80	0.72	0.65
Book value (5)	27.10	25.50	23.35	20.78	19.74
Tangible book value (1)	18.64	17.00	17.31	17.16	15.20
Market price	28.96	22.34	32.48	36.18	N/A
Weighted average shares outstanding:
Basic	24,288,793	23,130,475	17,781,631	14,130,552	11,902,455
Diluted	24,493,431	23,549,025	18,283,214	14,428,839	12,112,403
Shares outstanding at period end	24,420,345	23,751,798	19,122,049	15,483,499	11,797,404

Performance Metrics:
Return on average assets	0.96%	0.72%	0.41%	1.03%	0.88%
Return on average shareholders’ equity	8.74	6.92	4.02	10.95	10.68
Return on average common shareholders’ equity	8.76	6.93	4.02	10.95	10.68
Return on average tangible common equity (1)	12.82	10.40	5.19	13.43	14.14
Yield on earning assets	4.83	4.65	4.43	4.51	4.91
Cost of average interest bearing liabilities	1.43	1.11	0.82	0.72	0.66
Net interest spread	3.40	3.54	3.61	3.79	4.25
Net interest margin (6)	3.69	3.76	3.77	3.92	4.38
Efficiency ratio (1)	61.53	66.08	66.66	68.66	66.20
Common stock dividend payout ratio (7)	42.54	52.07	89.89	32.43	32.02
Loan to deposit ratio	96.86	101.56	103.05	96.49	84.29
Core deposits/total deposits (8)	96.09	92.35	91.69	88.70	88.41
Net non-core funding dependence ratio (1)	7.77	17.89	19.95	15.23	7.12

Regulatory and Other Capital Ratios - Consolidated:
Tangible common equity to tangible assets (1)	7.74%	7.43%	7.70%	8.36%	6.33%
Tier 1 common capital to risk-weighted assets	9.20	8.76	8.45	9.35	6.50
Tier 1 leverage ratio	8.74	8.53	8.63	9.76	7.49
Tier 1 capital to risk-weighted assets	10.52	10.25	10.19	11.27	8.62
Total capital to risk-weighted assets	14.72	12.79	13.26	13.85	11.82

Regulatory Capital Ratios - Bank Only:
Tier 1 common capital to risk-weighted assets	12.62%	12.27%	11.84%	11.61%	10.39%
Tier 1 leverage ratio	10.48	10.22	10.04	10.05	9.01
Tier 1 capital to risk-weighted assets	12.62	12.27	11.84	11.61	10.39
Total capital to risk-weighted assets	13.22	12.76	12.32	12.17	11.06
(1)	Tangible common equity, tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets, efficiency ratio and net non-core funding dependence ratio are non-GAAP financial measures. See “—Non-GAAP Financial Measures,” below for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings (“TDR”). Nonperforming loans exclude purchased credit impaired loans (“PCI loans”) acquired in our prior acquisitions. PCI loans had carrying values of $42.7 million, $43.0 million, $22.5 million, $28.3 million and $38.5 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Furthermore, PCI loans, as well as other loans acquired in a business combination, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Accordingly, our ratios that are computed using nonperforming loans and/or allowance for loan losses may not be comparable to similar ratios of our peers.
(3)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets. Nonperforming assets exclude covered other real estate owned related to FDIC-assisted transactions. As discussed in footnote 2 above, nonperforming loans exclude PCI loans. This ratio may therefore not be comparable to a similar ratio of our peers.

(4)	Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and common stock warrants using the treasury stock method and convertible preferred stock and convertible debentures using the if-converted method. We did not have any preferred stock during 2015 or 2016.
(5)	For purposes of computing book value per common share, book value equals total common shareholders’ equity.
(6)	Net interest margin is presented on a fully taxable equivalent (“FTE”) basis.
(7)	Common stock dividend payout ratio represents dividends per share divided by basic earnings per share.
(8)	Core deposits are defined as total deposits less certificate of deposits greater than $250,000 and brokered certificates of deposits.

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

Our management, banking regulators, many financial analysts and other investors use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share and related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible common equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets, and calculates our tangible common equity to tangible assets ratio and tangible book value per share:

	As of December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Shareholders' Equity to Tangible Common Equity:
Total shareholders' equity—GAAP	$661,911	$608,525	$449,545	$321,770	$232,880
Adjustments:
Preferred stock	-	(2,781)	(2,970)	-	-
Goodwill	(171,758)	(164,673)	(98,624)	(48,836)	(46,519)
Other intangibles, net	(34,886)	(37,376)	(16,932)	(7,187)	(7,004)
Tangible common equity	$455,267	$403,695	$331,019	$265,747	$179,357

Total Assets to Tangible Assets:
Total assets—GAAP	$6,087,017	$5,637,673	$4,412,701	$3,233,723	$2,884,824
Adjustments:
Goodwill	(171,758)	(164,673)	(98,624)	(48,836)	(46,519)
Other intangibles, net	(34,886)	(37,376)	(16,932)	(7,187)	(7,004)
Tangible assets	$5,880,373	$5,435,624	$4,297,145	$3,177,700	$2,831,301

Common shares outstanding	24,420,345	23,751,798	19,122,049	15,483,499	11,797,404

Tangible common equity to tangible assets ratio	7.74%	7.43%	7.70%	8.36%	6.33%
Tangible book value per share	$18.64	$17.00	$17.31	$17.16	$15.20

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

	As of and for the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Net income available to common shareholders	$55,738	$39,280	$15,973	$31,542	$24,324

Average Shareholders' Equity to Average Tangible Common Equity:
Average total shareholders' equity—GAAP	$638,307	$569,537	$399,061	$288,010	$227,619
Adjustments:
Preferred stock	(1,561)	(2,882)	(1,707)	-	-
Goodwill	(166,721)	(151,546)	(76,394)	(46,537)	(47,306)
Other intangibles, net	(35,344)	(37,507)	(13,437)	(6,575)	(8,249)
Average tangible common equity	$434,681	$377,602	$307,523	$234,898	$172,064
Return on average tangible common equity	12.82%	10.40%	5.19%	13.43%	14.14%

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

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Noninterest expense	$175,641	$191,643	$152,997	$121,289	$117,847
Adjustments to noninterest expense:
Net expense from FDIC loss share termination agreement	-	-	-	(351)	-
Branch network optimization plan charges	-	-	(1,952)	(2,099)	-
Gain (loss) on mortgage servicing rights held for sale	490	(458)	(4,059)	-	-
Loss on repurchase of subordinated debt	(1,778)	-	-	(511)	-
Integration and acquisition expenses	(9,070)	(24,015)	(17,738)	(2,343)	(6,101)
Adjusted noninterest expense	$165,283	$167,170	$129,248	$115,985	$111,746

Net interest income	$189,815	$180,087	$129,662	$105,254	$104,907
Effect of tax-exempt income	2,045	2,095	2,691	2,579	2,741
Adjusted net interest income	191,860	182,182	132,353	107,833	107,648

Noninterest income	75,282	71,791	59,362	72,057	59,482
Adjustments to noninterest income:
Mortgage servicing rights impairment (recovery)	2,139	(450)	2,324	3,135	448
Gain on sales of investment securities, net	(674)	(464)	(222)	(14,702)	(193)
Other income	29	(89)	67	608	1,412
Adjusted noninterest income	76,776	70,788	61,531	61,098	61,149

Adjusted total revenue	$268,636	$252,970	$193,884	$168,931	$168,797

Efficiency Ratio	61.53%	66.08%	66.66%	68.66%	66.20%

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

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Short term investments:
Interest bearing bank balances including federal funds	$317,940	$132,444	$147,478	$146,485	$167,140
FHLB stock	325	104	43	413	109
Securities with maturities less than 1 year	45,906	61,742	19,242	96,671	27,600
Short-term investments	$364,171	$194,290	$166,763	$243,569	$194,849

Long-term assets:
Total securities	$699,560	$703,257	$482,047	$343,850	$339,620
Less non-marketable equity securities	44,505	42,472	34,796	19,485	-
Less securities with maturities less than 1 year	45,906	61,742	19,242	96,671	27,600
Long-term securities	609,149	599,043	428,009	227,694	312,020
Total net loans including loans held for sale	4,389,813	4,147,049	3,264,936	2,375,679	1,979,601
Other real estate owned	6,745	3,483	5,708	3,560	5,472
Long-term assets	$5,005,707	$4,749,575	$3,698,653	$2,606,933	$2,297,093

Non-core liabilities
CDs & IRAs greater than $250K	$122,707	$75,976	$69,873	$52,919	$52,197
Repurchase Agreements	82,029	124,235	156,126	131,557	43,958
Other borrowed money	493,130	607,609	459,141	237,517	40,000
Brokered deposits	55,025	236,167	219,404	218,720	222,269
Total non-core liabilities	752,891	1,043,987	904,544	640,713	358,424
Less short-term investments	364,171	194,290	166,763	243,569	194,849
Net non-core funding	$388,720	$849,697	$737,781	$397,144	$163,575

Net non-core funding dependence ratio	7.77%	17.89%	19.95%	15.23%	7.12%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data,” our consolidated financial statements and related notes thereto, and other financial data appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” “Item 1A – Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

Overview

Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. In addition, multifamily and healthcare facility FHA financing is provided through Love Funding, our non-bank subsidiary. As of December 31, 2019, we had $6.09 billion in assets, $4.54 billion of deposits and $661.9 million of shareholders’ equity.

Our strategic plan is focused on building a performance-based, customer-centric culture, seeking accretive acquisitions, creating revenue diversification, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, in July 2019, the Company completed its acquisition of HomeStar and its wholly-owned banking subsidiary, HomeStar Bank. In February 2018, the Company completed its acquisition of Alpine and its wholly-owned banking subsidiary, Alpine Bank. In June 2017, the Company completed its acquisition of Centrue and its wholly-owned banking subsidiary, Centrue Bank. In March 2017, we acquired CedarPoint, an SEC registered investment advisory firm, which was renamed Midland Financial Advisors, Inc. following the acquisition. Additional information on recent acquisitions is presented in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.

Our principal lines of business include traditional community banking, wealth management, and commercial FHA origination and servicing. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking with a total loan portfolio of $4.40 billion and total deposits of $4.54 billion as of December 31, 2019. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and has grown to $3.41 billion of assets under administration as of December 31, 2019. Our commercial FHA business, which originates commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, had $347.4 million of originations for the year ended December 31, 2019.

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

Primary Factors Affecting Comparability

Each factor listed below materially affects the comparability of our results of operations and financial condition in 2019, 2018 and 2017, and may affect the comparability of financial information we report in future fiscal periods.

Capital Raising Transactions. On September 20, 2019, we issued, through a private placement, $100.0 million aggregate principal amount of subordinated notes, which was structured into two tranches: (1) $72.75 million, maturing on September 30, 2029 with a redemption option on or after September 30, 2024, with a fixed rate of interest of 5.00% for the first five years and a floating rate of interest equivalent to three-month SOFR plus 361.0 basis points thereafter, and (2) $27.25 million, maturing on September 30, 2034 with a redemption option on or after September 30, 2029, with a fixed interest rate of 5.50% for the first ten years and a floating rate of interest equivalent to the three-month SOFR plus 404.5 basis points thereafter. The Company used a portion of the net proceeds from the offering to repay a $30.0 million senior term loan and intends to use the remaining net proceeds to redeem existing subordinated debt which is redeemable in June 2020, and for general corporate purposes.

In October 2017, we issued subordinated notes totaling $40.0 million, maturing on October 15, 2027, with a fixed rate of interest of 6.25% for the first five years and a floating rate of interest equal to three-month LIBOR plus 422.9 basis points thereafter.

In May 2017, we entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. In September 2019, the Company paid off the term loan from the proceeds received from the issuance of subordinated debt discussed above and terminated the revolving line of credit.

Preferred Stock Repurchase. On July 29, 2019, we redeemed, in whole, the shares of the Company’s Series H preferred stock. The price paid by the Company for such shares was equal to $1,000 per share plus any unpaid dividends.

Recent Acquisitions. On July 17, 2019, the Company completed its acquisition of HomeStar and its wholly-owned banking subsidiary, HomeStar Bank, which operated five full-service banking centers in northern Illinois. The Company acquired $367.2 million in assets, including $211.1 million in loans, and assumed $321.7 million in deposits.

On February 28, 2018, the Company completed its acquisition of Alpine and its wholly-owned banking subsidiary, Alpine Bank, which operated 19 locations principally in and around the Rockford, Illinois area. The Company acquired $1.24 billion in assets, including $786.2 million in loans, and assumed $1.11 billion in deposits.

On June 9, 2017, the Company completed its acquisition of Centrue and its wholly-owned banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. The Company acquired $990.2 million in assets, including $679.6 million in loans, and assumed $739.9 million in deposits.

Purchased Loans. Our net interest margin benefits from favorable changes in expected cash flows on our PCI loans and from accretion income associated with purchase accounting discounts established on the non-purchased credit impaired loans (“Non-PCI loans”) included in our acquisitions. Our reported net interest margins were 3.69%, 3.76% and 3.77% for 2019, 2018 and 2017, respectively. Accretion income associated with purchase accounting discounts established on loans acquired totaled $12.6 million, $13.4 million and $9.7 million in 2019, 2018 and 2017, respectively, increasing the reported margins by 22, 24 and 25 basis points for each respective period.

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

During the third quarter of 2017, we committed to a plan to sell our Fannie Mae residential mortgage servicing rights and transferred $14.2 million of residential MSR, net of valuation allowances, to MSR held for sale. As a result, we recognized a $4.1 million loss in 2017 on MSR held for sale to reflect the lower of their carrying amount or fair value less costs to sell. After recognizing this loss, MSR held for sale had a net carrying value of $10.2 million at December 31, 2017. We sold our Fannie Mae residential mortgage servicing rights on January 2, 2018.

During the second quarter of 2018, the Company transferred the remaining $3.6 million of residential MSR to MSR held for sale. A gain of $0.5 million was recognized on MSR held for sale during 2019 and a loss of $0.5 million was recognized on MSR held for sale in 2018. In 2017, we recognized $0.8 million of impairment charges on our residential mortgage servicing rights. In 2019, we recognized impairment charges of $2.1 million on our commercial FHA mortgage servicing rights compared to $0.5 million in recoveries of previously recorded impairment charges in 2018 and impairment charges of $1.5 million in 2017.

Branch Optimization Plan. In the first quarter of 2017, we closed seven banking offices as a result of the branch network optimization plan that we announced in November 2016. In 2017, the Company announced the closure of six additional banking facilities as a result of the acquisition of Centrue. Consequently, we recorded $2.0 million of asset impairment in 2017 on these banking facilities. There was no impairment recorded in 2018. We had $1.7 million and $3.4 million of branch-related assets classified in other assets as held for sale at December 31, 2018 and 2017, respectively.

In 2019, the Company closed one facility and consolidated two additional facilities as a result of the acquisition of HomeStar. In addition, the Company planned to consolidate three other existing facilities in other areas of its footprint, one of which closed in 2019 and the remaining two facilities closed in January 2020. Consequently, in 2019, the Company recorded $3.2 million of asset impairment on banking facilities to be closed. We had $4.0 million of branch-related assets classified as held for sale in other assets at December 31, 2019.

Material Trends and Developments

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions and market interest rates. Over the past several years, economic conditions in the U.S. and our primary market areas have improved. Economic growth has been modest, the real estate market continues to improve and unemployment rates in the U.S. and our primary markets have remained low.

Capital Raising Initiatives. One component of our initiative-driven strategic plan is to pursue accretive acquisitions. We have been able to implement our acquisition strategy due to several significant capital raising transactions. These transactions are described above in the section under “Primary Factors Affecting Comparability—Capital Raising Transactions.” These capital raising transactions have also supported our organic growth strategies.

Community Banking. We believe the most important trends affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, increasing regulatory burdens generally, including the implementation of the Dodd-Frank Act and the regulations to be promulgated thereunder, and interest margin compression. We expect that community banks will face increased competition for lower cost capital as a result of regulatory policies that may offer larger financial institutions greater access to government assistance than is available for smaller institutions, including community banks. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well-capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy continues to improve. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise, and we believe we possess these characteristics.

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

Credit Reserves. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against probable losses in our loan portfolio. In 2019, our provision for loan losses was $17.0 million compared to $9.4 million in 2018 and $9.6 million in 2017.

As noted above, we recorded PCI loans at estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. As a result of adding $211.1 million of loans from the acquisition of HomeStar, $786.2 million of loans from the acquisition of Alpine and $679.6 million of loans from the acquisition of Centrue, combined with net loan charge-offs of $9.9 million, $5.0 million and $8.0 million during 2019, 2018 and 2017, respectively, our allowance for loan losses as a percentage of total loans increased to 0.64% at December 31, 2019 from 0.51% and 0.51% at December 31, 2018 and 2017, respectively. Although the recent acquisitions have generally kept the allowance for loan losses as a percentage of total loans ratio low, the additional specific reserves recorded in 2019 offset the benefit from the acquisition of HomeStar, causing the increase in the allowance for loan losses.

Regulatory Environment. As a result of regulatory changes, including the Dodd-Frank Act and the Basel III Rule, we expect to be subject to more restrictive capital requirements, more stringent asset concentration and growth limitations and new and potentially heightened examination and reporting requirements. We also expect to face a more challenging environment for customer loan demand due to the increased costs that could be ultimately borne by borrowers, and to incur higher costs to comply with these new regulations. This uncertain regulatory environment could have a detrimental impact on our ability to manage our business consistent with historical practices and cause difficulty in executing our growth plan. See “Item 1A. Risk Factors—Risks Related to the Business Environment and Our Industry” and “Item 1. Business—Supervision and Regulation.”

Results of Operations

For discussion of the results of operations for the year ended December 31, 2018 compared with the year ended December 31, 2017, refer to Item 7 of the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on February 28, 2019.

Overview. In 2019, we generated net income of $55.8 million, or diluted earnings per common share of $2.26, compared to $39.4 million, or diluted earnings per common share of $1.66, in 2018 and $16.1 million, or diluted earnings per common share of $0.87, in 2017. The 2019 earnings included a $9.7 million increase in net interest income, a $3.5 million increase in noninterest income and a $16.0 million decrease in noninterest expense. These results were partially offset by a $7.6 million increase in the provision for loan losses and a $5.3 million increase in income tax expense. The successful conversion and integration of our acquisition of HomeStar, our strong business development highlighted by growth in both loans and deposits and our focus on developing new depository products for commercial customers had a positive impact on our core deposit gathering, resulting in a steady improvement in our deposit mix, and all contributed to positive 2019 performance when compared to 2018.

The following table sets forth certain income statement information of the Company for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Income Statement Data:
Interest income	$249,518	$223,367	$153,113
Interest expense	59,703	43,280	23,451
Net interest income	189,815	180,087	129,662
Provision for loan losses	16,985	9,430	9,556
Noninterest income	75,282	71,791	59,362
Noninterest expense	175,641	191,643	152,997
Income before taxes	72,471	50,805	26,471
Provision for income taxes	16,687	11,384	10,415
Net income	55,784	39,421	16,056
Preferred stock dividends	46	141	83
Net income available to common shareholders	$55,738	$39,280	$15,973
Basic earnings per share	$2.28	$1.69	$0.89
Diluted earnings per share	$2.26	$1.66	$0.87

Average Balance Sheet, Interest and Yield/Rate Analysis

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2019			2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
INTEREST-EARNING ASSETS:
Federal funds sold & cash investments	$245,772	$4,951	2.01%	$168,902	$3,176	1.88%	$183,263	$1,965	1.07%
Investment securities:
Taxable investment securities	502,557	14,690	2.92	503,375	13,894	2.76	298,771	6,763	2.26
Investment securities exempt from federal income tax (1)	144,721	5,187	3.58	160,997	5,764	3.58	108,487	5,756	5.31
Total securities	647,278	19,877	3.07	664,372	19,658	2.96	407,258	12,519	3.07
Loans:
Loans (2)	4,127,374	218,416	5.29	3,832,357	194,688	5.08	2,795,615	135,898	4.86
Loans exempt from federal income tax (1)	105,436	4,549	4.31	96,717	4,211	4.35	45,989	1,931	4.20
Total loans	4,232,810	222,965	5.27	3,929,074	198,899	5.06	2,841,604	137,829	4.85
Loans held for sale	34,910	1,375	3.94	43,235	1,749	4.05	55,555	2,297	4.13
Nonmarketable equity securities	44,061	2,395	5.44	39,839	1,980	4.97	26,855	1,194	4.45
Total earning assets	5,204,831	251,563	4.83	4,845,422	225,462	4.65	3,514,535	155,804	4.43
Noninterest-earning assets	630,255			610,401			426,737
Total assets	$5,835,086			$5,455,823			$3,941,272
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$1,888,354	$14,390	0.76%	$1,794,407	$9,699	0.54%	$1,305,551	$3,984	0.31%
Savings deposits	489,270	892	0.18	426,525	749	0.18	234,143	359	0.15
Time deposits	767,583	15,470	2.02	624,113	7,664	1.23	458,257	4,099	0.89
Brokered deposits, time	136,503	3,442	2.52	188,993	3,942	2.09	247,819	3,690	1.49
Total interest-bearing deposits	3,281,710	34,194	1.04	3,034,038	22,054	0.73	2,245,770	12,132	0.54
Short-term borrowings	121,168	835	0.69	138,135	698	0.51	163,461	379	0.23
FHLB advances and other borrowings	600,454	13,935	2.32	579,624	11,347	1.96	362,320	4,594	1.27
Subordinated debt	119,353	7,404	6.20	94,055	6,056	6.44	63,186	4,054	6.42
Trust preferred debentures	48,043	3,335	6.94	47,551	3,125	6.57	41,798	2,292	5.48
Total interest-bearing liabilities	4,170,728	59,703	1.43	3,893,403	43,280	1.11	2,876,535	23,451	0.82
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	959,363			947,328			620,559
Other noninterest-bearing liabilities	66,688			45,555			45,117
Total noninterest-bearing liabilities	1,026,051			992,883			665,676
Shareholders’ equity	638,307			569,537			399,061
Total liabilities and shareholders’ equity	$5,835,086			$5,455,823			$3,941,272
Net interest income / net interest margin (3)		$191,860	3.69%		$182,182	3.76%		$132,353	3.77%
(1)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017. Tax-equivalent adjustments totaled $2.0 million, $2.1 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared with Year Ended			Compared with Year Ended
	December 31, 2018			December 31, 2017
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
INTEREST-EARNING ASSETS:
Federal funds sold & cash investments	$1,498	$277	$1,775	$(212)	$1,423	$1,211
Investment securities:
Taxable investment securities	(23)	819	796	5,139	1,992	7,131
Investment securities exempt from federal income tax	(584)	7	(577)	2,333	(2,325)	8
Total securities	(607)	826	219	7,472	(333)	7,139
Loans:
Loans	15,300	8,428	23,728	51,532	7,258	58,790
Loans exempt from federal income tax	377	(39)	338	2,170	110	2,280
Total loans	15,677	8,389	24,066	53,702	7,368	61,070
Loans held for sale	(332)	(42)	(374)	(504)	(44)	(548)
Nonmarketable equity securities	219	196	415	611	175	786
Total earning assets	$16,455	$9,646	$26,101	$61,069	$8,589	$69,658
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$612	$4,079	$4,691	$2,067	$3,648	$5,715
Savings deposits	113	30	143	316	74	390
Time deposits	2,326	5,480	7,806	1,760	1,805	3,565
Brokered deposits, time	(1,209)	709	(500)	(1,051)	1,303	252
Total interest-bearing deposits	1,842	10,298	12,140	3,092	6,830	9,922
Short-term borrowings	(101)	238	137	(93)	412	319
FHLB advances and other borrowings	445	2,143	2,588	3,505	3,248	6,753
Subordinated debt	1,599	(251)	1,348	1,984	18	2,002
Trust preferred debentures	33	177	210	233	600	833
Total interest-bearing liabilities	$3,818	$12,605	$16,423	$8,721	$11,108	$19,829
Net interest income	$12,637	$(2,959)	$9,678	$52,348	$(2,519)	$49,829

Comparison of Results of Operations for the Years Ended December 31, 2019 to December 31, 2018

Net Interest Income. Net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings), is our primary source of revenue, comprising of 71.6% of 2019 revenues. Net interest income is impacted by many factors, primarily the volume and mix of interest-earning assets and funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets and is presented on a tax-equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield on a taxable asset. We used the federal statutory tax rate in effect of 21% for 2019 and 2018.

As described above, one of the factors that impacts net interest income is interest rate fluctuations. The Federal Reserve implemented quarterly interest rate increases in 2018, with the last increase of 25 basis points in December 2018. These increases impact the comparability of net interest income between 2018 and 2019 because the Federal Reserve decreased interest rates by 75 basis points in the second half of 2019.

Net interest income, on a tax-equivalent basis, was $191.9 million in 2019, a $9.7 million, or 5.3%, increase from $182.2 million in 2018. The increase in net interest income in 2019 as compared to 2018 was primarily due to higher average earning assets resulting from the addition of loans from the acquisition of HomeStar. This was partially offset by higher interest-bearing liabilities resulting from the addition of interest-bearing deposits from the acquisition of

HomeStar, as well as increased usage of FHLB advances as a funding source and the issuance of subordinated debt in September 2019.

Interest income on loans increased $15.7 million and $8.4 million due to volume and rate, respectively, in 2019 compared to 2018. The increase in volume was primarily due to $211.1 million of loans and $3.6 million of loans held for sale added from the acquisition of HomeStar, and $255.4 million of growth in our equipment financing loan portfolio from $376.1 million in 2018. The reported yield on total loans was 5.27% and 5.06% for 2019 and 2018, respectively. The increase in yield on loans was primarily driven by the impact of higher market interest rates and accretion income associated with purchase accounting discounts established on loans acquired, which totaled $12.6 million and $13.4 million in 2019 and 2018, respectively, increasing the reported yields by 22 and 24 basis points for each respective period.

Interest expense on deposits increased to $34.2 million from $22.1 million in 2018. The $12.1 million increase was primarily due to an increase of $10.3 million and $1.8 million in rate and volume of deposits, respectively. The increase in rate was primarily attributable to higher interest rates paid on deposits due to the impact of higher market interest rates. The increase in volume was primarily attributable to the addition of $321.7 million of deposits added from the acquisition of HomeStar, and an increase in our average balances of $227.9 million from our new Insured Cash Sweep (“ICS”) product offering. With the increase in deposits from the acquisition of HomeStar and organically, we have been able to replace, in part, wholesale funds through the intentional decrease in brokered time deposits which results in lower average rate paid on deposits.

Interest expense on subordinated debt increased $1.3 million to $7.4 million due primarily to the issuance of $100.0 million of subordinated debt in September 2019. The increase was partially offset by the redemption of $16.5 million of subordinated debt during the fourth quarter of 2019. In turn, the reported yield decreased 24 basis points to 6.20% in 2019.

Provision for Loan Losses. The provision for loan losses totaled $17.0 million in 2019 compared to $9.4 million in 2018. The increase in provision for loan losses was primarily attributable to an increase in charge-offs and an increase specific reserves established on nonperforming loans in our commercial loan portfolio during 2019, coupled with growth of our loan portfolio and the resultant increase in required reserves.

Noninterest Income. The following table sets forth the major components of our noninterest income for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended
	December 31,			2019 Compared to 2018		2018 Compared to 2017
(dollars in thousands)	2019	2018	2017	Increase (decrease)		Increase (decrease)
Noninterest income:
Wealth management revenue	$21,832	$20,513	$13,340	$1,319	6.4%	$7,173	53.8%
Commercial FHA revenue	13,170	10,980	17,752	2,190	19.9	(6,772)	(38.1)
Residential mortgage banking revenue	2,928	5,729	9,119	(2,801)	(48.9)	(3,390)	(37.2)
Service charges on deposit accounts	11,027	10,440	5,975	587	5.6	4,465	74.7
Interchange revenue	11,992	10,674	5,353	1,318	12.3	5,321	99.4
Gain on sales of investment securities, net	674	464	222	210	45.3	242	109.0
Gain on sales of other real estate owned	185	544	145	(359)	(66.0)	399	275.2
Other income	13,474	12,447	7,456	1,027	8.3	4,991	66.9
Total noninterest income	$75,282	$71,791	$59,362	$3,491	4.9%	$12,429	20.9%

Wealth management revenue. Noninterest income from our wealth management business increased $1.3 million primarily due to an increase in trust and estate fees, the addition of $181.2 million of assets under administration added from the acquisition of HomeStar, and a full year’s effect of the addition of $1.0 billion of wealth management assets under administration from the acquisition of Alpine in February 2018.

Commercial FHA revenue. The increase of $2.2 million in commercial FHA revenue was primarily driven by an increase in gain premiums, partially offset by lower loan costs as compared to the year ended December 31, 2018. Interest rate lock commitments increased to $307.9 million in 2019 from $236.6 million in 2018. Additionally, originations increased to $347.4 million in 2019 from $314.7 million in 2018. These increases were partially offset by an impairment charge of $2.1 million in 2019 as compared to a $0.5 million recovery of previous impairment charges in 2018.

Residential mortgage banking revenue. The decrease of $2.8 million in residential mortgage banking revenue reflected declines in closed production and interest rate lock commitments that were due in part to a smaller loan production team. In addition, servicing fees decreased as a result of the sale and transfer of mortgage servicing rights in 2018 and 2019. In late 2017, the Company had committed to a plan to sell mortgage servicing rights, resulting in the transfer of serviced residential mortgage loans for others to residential mortgage servicing rights held for sale.

Interchange revenue. Noninterest income from interchange revenue increased $1.3 million due primarily to an increased level of debit card activity primarily as a result of the acquisition of HomeStar and a full year of debit card activity related to accounts acquired from Alpine.

Other noninterest income. The increase of $1.0 million in other noninterest income reflected an increase in bridge loan fees from Love Funding as well as servicing fees and gain on sale of SBA loans acquired from HomeStar. The increase was partially offset by a gain on proceeds from our bank-owned life insurance (“BOLI”) program in 2018 that did not recur in 2019.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended
	December 31,			2019 Compared to 2018		2018 Compared to 2017
(dollars in thousands)	2019	2018	2017	Increase (decrease)		Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$91,906	$97,410	$78,712	$(5,504)	(5.7)%	$18,698	23.8%
Occupancy and equipment	18,762	18,914	14,659	(152)	(0.8)	4,255	29.0
Data processing	21,582	26,062	15,171	(4,480)	(17.2)	10,891	71.8
FDIC insurance	776	2,209	1,806	(1,433)	(64.9)	403	22.3
Professional	8,783	12,782	14,359	(3,999)	(31.3)	(1,577)	(11.0)
Marketing	3,927	4,757	3,290	(830)	(17.4)	1,467	44.6
Communications	3,050	4,405	2,473	(1,355)	(30.8)	1,932	78.1
Loan expense	2,191	2,033	1,954	158	7.8	79	4.0
Other real estate owned	467	524	800	(57)	(10.9)	(276)	(34.5)
Amortization of intangible assets	7,090	6,956	3,325	134	1.9	3,631	109.2
(Gain) loss on mortgage servicing rights held for sale	(490)	458	4,059	(948)	(207.0)	(3,601)	(88.7)
Other expense	17,597	15,133	12,389	2,464	16.3	2,744	22.1
Total noninterest expense	$175,641	$191,643	$152,997	$(16,002)	(8.3)%	$38,646	25.3%

Salaries and employee benefits. The $5.5 million decrease in salaries and employee benefits was primarily driven by change in control payments, severance costs and other benefit-related expenses in 2018 related to the acquisition of Alpine. The decrease in expense was offset by an increase in severance and change in control costs associated with the acquisition of HomeStar in 2019.

Data processing. The $4.5 million decrease in data processing expense primarily resulted from contract termination fees and system conversion charges in 2018 associated with the acquisition of Alpine.

FDIC insurance. The $1.4 million decrease in FDIC insurance was primarily due to small business tax credits received from the FDIC. The credit was awarded by the FDIC to banks with total consolidated assets less than $10.0 billion for the portion of their assessments that contributed to the growth in the FDIC’s reserve ratio. The Company has recognized $0.9 million in credits and expects to recognize additional credits of $0.6 million in future periods.

Professional fees. The $4.0 million decrease in professional fees was primarily due to a decrease in professional fees incurred on various technology and other integration related projects in 2018 associated primarily with the acquisition of Alpine.

Communication fees. The $1.4 million decrease in communication fees was primarily due to integration and acquisition expenses in 2018 associated with the acquisition of Alpine.

Other noninterest expense. The $2.5 million increase in other noninterest expense was primarily due to $3.2 million of asset impairment in 2019 on one banking facility that was closed in 2019 and two additional banking facilities that were closed in the first quarter of 2020 related to our branch network consolidation plan. Additionally, in 2019, we recognized a $1.8 million loss on the repurchase of subordinated debt. These increases were partially offset by costs associated with supplies, insurance, travel, meals, postage and training incurred in 2018 related to the acquisitions of Centrue and Alpine.

Income Tax Expense. Income tax expense was $16.7 million in 2019 compared to $11.4 million in 2018. Effective tax rates for 2019 and 2018 were 23.0% and 22.4%, respectively. The increase of the effective tax rate was primarily due to the impact of the BOLI death benefit recorded in 2018.

Financial Condition

Assets. Total assets increased $449.3 million to $6.09 billion at December 31, 2019 as compared to December 31, 2018. This increase primarily reflected the addition of $367.2 million of assets from the acquisition of HomeStar.

Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2019, 2018, 2017, 2016 and 2015:

	As of December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Book Value	%	Book Value	%	Book Value	%	Book Value	%	Book Value	%
Loans:
Commercial	$1,055,185	24.0%	$810,884	19.6%	$555,930	17.2%	$457,827	19.7%	$499,573	25.0%
Commercial real estate	1,526,504	34.7	1,639,155	39.6	1,440,011	44.6	969,615	41.8	876,784	43.9
Construction and land development	208,733	4.7	232,229	5.6	200,587	6.2	177,325	7.7	150,266	7.6
Total commercial loans	2,790,422		2,682,268		2,196,528		1,604,767		1,526,623
Residential real estate	568,291	12.9	578,048	14.0	453,552	14.1	253,713	10.9	163,224	8.2
Consumer	710,116	16.1	613,184	14.8	371,455	11.5	270,017	11.6	161,512	8.1
Lease financing	332,581	7.6	264,051	6.4	205,143	6.4	191,479	8.3	144,230	7.2
Total loans, gross	4,401,410		4,137,551		3,226,678		2,319,976		1,995,589
Allowance for loan losses	(28,028)	0.6	(20,903)	0.5	(16,431)	0.5	(14,862)	0.6	(15,988)	0.8
Total loans, net	$4,373,382		$4,116,648		$3,210,247		$2,305,114		$1,979,601
PCI loans	42,711	1.0	42,975	1.0	22,461	0.7	28,256	1.2	38,477	1.9

Total loans, net of allowance for loan losses increased $256.7 million to $4.37 billion at December 31, 2019 as compared to December 31, 2018. The increase was primarily due to $211.1 million of loans added from the acquisition of HomeStar. Also contributing to the growth was organic loan growth primarily from our equipment financing business, which is booked in the commercial loans and lease financing portfolios. These increases were partially offset by several large loan payoffs and principal reductions in the commercial real estate portfolio during 2019. The $0.3 million decrease in PCI loans at December 31, 2019 compared to December 31, 2018 reflected loan payoffs and repayments made throughout the year, partially offset by the addition of $17.6 million of PCI loans from the acquisition of HomeStar.

Outstanding loan balances increased due to new loan originations, advances on outstanding commitments and loans acquired as a result of acquisitions of other financial institutions, net of amounts received for loan payments and payoffs, charge-offs of loans and transfers of loans to other real estate owned. The following table shows the fair values of the loans acquired during the years presented and the net growth or attrition of the acquired loans during the periods presented:

	For the Year Ended December 31,
	2019		2018		2017
		Net		Net		Net
		Growth		Growth		Growth
(dollars in thousands)	Acquired	(Attrition)	Acquired	(Attrition)	Acquired	(Attrition)
Commercial	$36,094	$208,207	$198,866	$56,088	$104,448	$(6,709)
Commercial real estate	98,617	(211,268)	347,360	(148,216)	484,772	(14,376)
Construction and land development	13,649	(37,145)	44,856	(13,214)	28,458	(5,196)
Total commercial loans	148,360	(40,206)	591,082	(105,342)	617,678	(26,281)
Residential real estate	58,081	(67,838)	120,645	3,851	58,857	140,982
Consumer	4,629	92,303	74,459	167,270	3,047	98,391
Lease financing	—	68,530	—	58,908	—	13,664
Total loans	$211,070	$52,789	$786,186	$124,687	$679,582	$226,756

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

Residential real estate loans. Our residential real estate loans consist of loans for the purchase of residential properties that generally do not qualify for secondary market sale.

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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2019:

	December 31, 2019
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Loans:
Commercial	$41,508	$316,185	$389,563	$60,113	$191,100	$56,716	$1,055,185
Commercial real estate	234,962	80,245	698,557	134,931	79,688	298,121	1,526,504
Construction and land development	17,905	48,854	36,920	79,977	1,952	23,125	208,733
Total commercial loans	294,375	445,284	1,125,040	275,021	272,740	377,962	2,790,422
Residential real estate	1,687	8,380	18,416	40,052	219,831	279,925	568,291
Consumer	3,958	3,566	678,086	19,145	5,338	23	710,116
Lease financing	8,422	—	290,767	—	33,392	—	332,581
Total loans	$308,442	$457,230	$2,112,309	$334,218	$531,301	$657,910	$4,401,410

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

The following table shows the composition of PCI loans within our portfolio at December 31, 2019, 2018 and 2017:

	December 31, 2019			December 31, 2018			December 31, 2017
	Non-PCI	PCI		Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Loans:
Commercial	$1,052,107	$3,078	$1,055,185	$806,027	$4,857	$810,884	$553,257	$2,673	$555,930
Commercial real estate	1,506,397	20,107	1,526,504	1,619,903	19,252	1,639,155	1,427,076	12,935	1,440,011
Construction and land development	203,056	5,677	208,733	223,898	8,331	232,229	199,853	734	200,587
Total commercial loans	2,761,560	28,862	2,790,422	2,649,828	32,440	2,682,268	2,180,186	16,342	2,196,528
Residential real estate	555,654	12,637	568,291	569,289	8,759	578,048	447,602	5,950	453,552
Consumer	708,904	1,212	710,116	611,408	1,776	613,184	371,286	169	371,455
Lease financing	332,581	—	332,581	264,051	—	264,051	205,143	—	205,143
Total loans, gross	4,358,699	42,711	4,401,410	4,094,576	42,975	4,137,551	3,204,217	22,461	3,226,678
Allowance for loan losses	(26,845)	(1,183)	(28,028)	(19,335)	(1,568)	(20,903)	(14,902)	(1,529)	(16,431)
Total loans, net	$4,331,854	$41,528	$4,373,382	$4,075,241	$41,407	$4,116,648	$3,189,315	$20,932	$3,210,247

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

The difference between contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loans, or pool of loans, using the effective yield method. The outstanding customer balance for PCI loans totaled $51.9 million and $56.9 million as of December 31, 2019 and 2018, respectively.

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

The following table shows changes in the accretable yield for PCI loans for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$12,240	$5,732	$9,035
New loans purchased – HomeStar acquisition	427	—	—
New loans purchased – Alpine acquisition	—	6,095	—
New loans purchased – Centrue acquisition	—	—	1,929
Accretion	(6,423)	(6,092)	(5,546)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	3,785	2,682	120
Reclassification from non-accretable	2,038	3,823	194
Balance, end of period	$12,067	$12,240	$5,732

As of December 31, 2019, the balance of accretable discounts on our PCI loan portfolio was $12.1 million compared to $12.2 million at December 31, 2018. We may not accrete the full amount of these discounts into interest income in future periods if the assets to which these discounts are applied do not perform according to our current expectations.

We have also recorded accretable discounts in purchase accounting for loans that are not considered PCI loans. Similar to the way in which we employ the fair value methodology for PCI loans, we consider expected prepayments and estimate the amount and timing of undiscounted cash flows in order to determine the accretable discount for non-PCI loans.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by loan category:

	As of December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Book Value	% (1)	Book Value	% (1)	Book Value	% (1)	Book Value	% (1)	Book Value	% (1)
Loans:
Commercial	$10,031	0.95%	$9,524	1.17%	$5,256	0.95%	$5,920	1.29%	$6,917	1.38%
Commercial real estate	10,272	0.67	4,723	0.29	5,044	0.35	3,225	0.33	5,179	0.59
Construction and land development	290	0.14	372	0.16	518	0.26	345	0.19	435	0.29
Total commercial loans	20,593	0.74	14,619	0.55	10,818	0.49	9,490	0.59	12,531	0.82
Residential real estate	2,499	0.44	2,041	0.35	2,750	0.61	2,929	1.15	2,120	1.30
Consumer	2,642	0.37	2,154	0.35	1,344	0.36	930	0.34	749	0.46
Lease financing	2,294	0.69	2,089	0.79	1,519	0.74	1,513	0.79	588	0.41
Total allowance for loan losses	$28,028	0.64	$20,903	0.51	$16,431	0.51	$14,862	0.64	$15,988	0.80
(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance for loan losses was $28.0 million at December 31, 2019 compared to $20.9 million at December 31, 2018. The $7.1 million increase in the allowance was mainly attributable to a $4.7 million increase in specific reserves related primarily to commercial loans that were classified as nonaccrual during 2019.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.23% and 0.13% for 2019 and 2018, respectively.

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

Allowance for PCI loans. PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. An allowance related to PCI loans may be recorded subsequent to acquisition if a PCI loan pool experiences a decrease in expected cash flows as compared to the expected cash flows projected in the previous quarter. Loans considered to be uncollectible are initially charged off against the specific loan pool’s non-accretable difference. When the pool’s non-accretable difference has been fully utilized, uncollectible amounts are charged off against the corresponding allowance. The following table shows our allowance by loan portfolio and by non-PCI and PCI loans as of December 31, 2019, 2018 and 2017:

	December 31, 2019				December 31, 2018				December 31, 2017
	Non-PCI	PCI			Non-PCI	PCI			Non-PCI	PCI
(dollars in thousands)	Loans	Loans	Total	%	Loans	Loans	Total	%	Loans	Loans	Total	%
Loans:
Commercial	$10,012	$19	$10,031	0.95%	$9,419	$105	$9,524	1.17%	$4,756	$500	$5,256	0.95%
Commercial real estate	9,711	561	10,272	0.67	3,879	844	4,723	0.29	4,708	336	5,044	0.35
Construction and land development	286	4	290	0.14	372	—	372	0.16	514	4	518	0.26
Total commercial loans	20,009	584	20,593	0.74	13,670	949	14,619	0.55	9,978	840	10,818	0.49
Residential real estate	2,003	496	2,499	0.44	1,605	436	2,041	0.35	2,210	540	2,750	0.61
Consumer	2,539	103	2,642	0.37	1,971	183	2,154	0.35	1,195	149	1,344	0.36
Lease financing	2,294	—	2,294	0.69	2,089	—	2,089	0.79	1,519	—	1,519	0.74
Total allowance for loan losses	$26,845	$1,183	$28,028	0.64	$19,335	$1,568	$20,903	0.51	$14,902	$1,529	$16,431	0.51

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the years indicated:

	As of and for the Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$20,903	$16,431	$14,862	$15,988	$12,300
Charge-offs:
Commercial	3,412	1,236	737	4,252	7,742
Commercial real estate	3,339	492	6,552	1,177	379
Construction and land development	44	—	—	1	171
Residential real estate	1,076	361	698	966	742
Consumer	1,946	1,876	794	301	334
Lease financing	2,251	3,024	1,041	1,039	289
Total charge-offs	12,068	6,989	9,822	7,736	9,657
Recoveries:
Commercial	67	563	191	263	1,221
Commercial real estate	949	378	492	264	634
Construction and land development	15	81	63	94	34
Residential real estate	142	169	518	174	161
Consumer	667	530	254	100	111
Lease financing	368	310	317	124	57
Total recoveries	2,208	2,031	1,835	1,019	2,218
Net charge-offs	9,860	4,958	7,987	6,717	7,439
Provision for loan losses	16,985	9,430	9,556	5,591	11,127
Balance, end of period	$28,028	$20,903	$16,431	$14,862	$15,988
Gross loans, end of period	$4,401,410	$4,137,551	$3,226,678	$2,319,976	$1,995,589
Average total loans	$4,232,810	$3,929,074	$2,841,604	$2,143,787	$1,901,516
Net charge-offs to average loans	0.23%	0.13%	0.28%	0.31%	0.39%
Allowance to total loans	0.64%	0.51%	0.51%	0.64%	0.80%

Impaired Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Impaired loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. The balances of impaired loans reflect the net investment in these assets, including deductions for purchase discounts. PCI loans are excluded from nonperforming status because we expect to fully collect their new carrying values, which reflect significant purchase discounts. If our expectation of reasonably estimable future cash flows from PCI loans deteriorates, the loans may be classified as nonaccrual loans, and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Impaired loans:
Commercial	$6,278	$8,928	$4,103	$6,548	$6,570
Commercial real estate	23,462	23,868	13,997	18,398	13,717
Construction and land development	1,349	1,307	843	84	—
Residential real estate	9,024	7,270	6,184	5,029	4,155
Consumer	376	569	287	213	51
Lease financing	1,593	957	1,346	1,331	398
Total impaired loans	42,082	42,899	26,760	31,603	24,891
Other real estate owned and other repossessed assets	7,945	3,000	4,134	2,947	4,315
Nonperforming assets	$50,027	$45,899	$30,894	$34,550	$29,206
Impaired loans to total loans	0.96%	1.04%	0.83%	1.36%	1.25%
Nonperforming assets to total assets	0.82%	0.81%	0.70%	1.07%	1.01%

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2019, 2018 and 2017 while they were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $2.2 million, $1.8 million and $0.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million during each of the years ended December 31, 2019, 2018 and 2017.

We utilize an asset risk classification system in compliance with guidelines established by the Federal Reserve as part of our efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that continuance of booking the asset is not warranted.

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

The following table presents the recorded investment of potential problem commercial loans (excluding PCI loans) by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
December 31, 2019	$17,435	$22,952	$18,450	$66,231	$2,420	$1,250	$128,738
December 31, 2018	34,857	12,956	14,934	45,263	3,448	—	111,458
December 31, 2017	12,588	27,419	12,260	14,770	—	—	67,037
December 31, 2016	10,930	12,037	8,735	11,039	—	450	43,191
December 31, 2015	15,884	3,370	23,679	8,103	540	—	51,576
(1)	Includes only those 8-rated loans that are not included in nonperforming loans.

Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at December 31, 2019, 2018 and 2017. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31,
	2019		2018		2017
	Book	% of	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total	Value	Total
Investment securities, available for sale:
U.S. Treasury securities	$—	—%	$24,650	3.8%	$27,718	6.1%
U.S government sponsored entities and U.S. agency securities	60,020	9.2	75,684	11.5	25,211	5.6
Mortgage-backed securities - agency	324,974	50.0	326,305	49.6	232,387	51.6
Mortgage-backed securities - non-agency	17,148	2.7	—	—	—	—
Equity securities (1)	—	—	—	—	2,830	0.6
State and municipal securities	124,555	19.2	159,262	24.2	102,567	22.8
Corporate securities	122,736	18.9	71,550	10.9	59,812	13.3
Total investment securities, available for sale, at fair value	$649,433	100.0%	$657,451	100.0%	$450,525	100.0%
(1)	As a result of accounting guidance adopted by the Company in the first quarter of 2018, equity securities were no longer presented within available for sale securities after such adoption. Prior period amounts were not adjusted and continue to be reported in accordance with previous GAAP.

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31, 2019
			Weighted
	Book	% of	Average
(dollars in thousands)	Value	Total	Yield
Investment securities, available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$20,572	3.1%	2.4%
Maturing in one to five years	32,467	5.0	2.4
Maturing in five to ten years	6,641	1.0	2.5
Maturing after ten years	340	0.1	2.6
Total U.S. government sponsored entities and U.S. agency securities	$60,020	9.2%	2.4%

Mortgage-backed securities - agency:
Maturing within one year	$8,099	1.2%	2.9%
Maturing in one to five years	240,855	37.1	2.8
Maturing in five to ten years	18,607	2.9	2.8
Maturing after ten years	57,413	8.8	2.5
Total mortgage-backed securities - agency	$324,974	50.0%	2.8%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	0.0%	0.0%
Maturing in one to five years	—	0.0	0.0
Maturing in five to ten years	17,148	2.7	3.1
Maturing after ten years	—	0.0	0.0
Total mortgage-backed securities - non-agency	$17,148	2.7%	3.1%

State and municipal securities (1):
Maturing within one year	$14,092	2.2%	4.3%
Maturing in one to five years	37,633	5.8	4.0
Maturing in five to ten years	52,575	8.1	4.2
Maturing after ten years	20,255	3.1	4.1
Total state and municipal securities	$124,555	19.2%	4.1%

Corporate securities:
Maturing within one year	$3,005	0.5%	3.2%
Maturing in one to five years	5,047	0.7	3.2
Maturing in five to ten years	114,684	17.7	5.1
Maturing after ten years	—	0.0	0.0
Total corporate securities	$122,736	18.9%	5.0%
Total investment securities, available for sale	$649,433	100.0%	3.4%
(1)	Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal statutory income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at December 31, 2019:

	December 31, 2019
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$59,600	$60,020	$—	$60,020	$—	$—	$—	$—
Mortgage-backed securities - agency	321,840	324,974	2,578	322,396	—	—	—	—
Mortgage-backed securities - non-agency	17,198	17,148	—	17,148	—	—	—	—
State and municipal securities	119,371	124,555	23,866	79,148	8,999	2,606	490	9,446
Corporate securities	121,159	122,736	—	—	30,425	90,306	—	2,005
Total investment securities, available for sale	$639,168	$649,433	$26,444	$478,712	$39,424	$92,912	$490	$11,451

Operating Lease Right-of-Use Asset. We adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, which required the recognition of operating lease right-of-use (“ROU”) assets. Operating lease ROU assets represent the lessee’s right to use, or control the use of, specified assets for the lease term. Operating lease ROU assets are recognized based on the present value of lease payments over the lease term. Operating lease ROU assets totaled $14.2 million at December 31, 2019.

Goodwill and Other Intangible Assets. Goodwill was $171.8 million at December 31, 2019 compared to $164.7 million at December 31, 2018. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $7.1 million increase in 2019 resulted from goodwill associated with the acquisition of HomeStar.

Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $34.9 million and $37.4 million at December 31, 2019 and 2018, respectively. The decrease in other intangibles was due to amortization expense of $7.1 million, partially offset by the $4.6 million in acquired intangibles from the acquisition of HomeStar.

Liabilities. Total liabilities increased to $5.43 billion at December 31, 2019 compared to $5.03 billion at December 31, 2018. This increase primarily reflected the addition of $362.9 million of liabilities from the acquisition of HomeStar.

Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits
Noninterest-bearing demand	$959,363		$947,328	—	$620,559	—
Interest-bearing:
Checking	1,112,879	0.59%	981,768	0.36%	772,478	0.20%
Money market	775,475	1.00	812,639	0.76	533,073	0.46
Savings	489,270	0.18	426,526	0.18	234,143	0.15
Time, less than $250,000	664,850	1.97	545,295	1.21	398,076	0.87
Time, $250,000 and over	102,733	2.32	78,817	1.39	60,181	1.04
Time, brokered	136,503	2.52	188,993	2.09	247,819	1.49
Total interest-bearing	3,281,710	1.04	3,034,038	0.73	2,245,770	0.54
Total deposits	$4,241,073	0.81%	$3,981,366	0.55%	$2,866,329	0.42%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of December 31, 2019:

	December 31, 2019
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$20,870	$39,117	$27,689	$35,031	$122,707
Time, brokered	26,996	—	244	22,474	49,714
Total	$47,866	$39,117	$27,933	$57,505	$172,421

Total deposits increased $470.1 million to $4.54 billion at December 31, 2019 as compared to December 31, 2018. This increase primarily resulted from $321.7 million of deposits added from the acquisition of HomeStar and organic growth, partially offset by an intentional reduction in brokered money market deposits and brokered time deposits. At December 31, 2019, total deposits were comprised of 22.4% of noninterest-bearing demand accounts, 58.4% of interest-bearing transaction accounts and 19.2% of time deposits. At December 31, 2019, brokered deposits totaled $49.7 million, or 1.1% of total deposits, compared to $161.6 million, or 4.0% of total deposits, at December 31, 2018.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings were $82.0 million at December 31, 2019 compared to $124.2 million at December 31, 2018. The decrease was driven by customers migrating to a new deposit product. The weighted average interest rate on our short-term borrowings was 0.67% and 0.71% at December 31, 2019 and 2018, respectively.

FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $493.3 million and $640.6 million as of December 31, 2019 and 2018, respectively. The decrease of $147.3 million was primarily due to $482.2 million and $32.9 million of payments made on FHLB borrowings and other borrowings, respectively, partially offset by $360.0 million of additional FHLB borrowings during 2019.

Operating Lease Liabilities. The adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019 also required the recognition of operating lease liabilities. Operating lease liabilities represent a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Operating lease liabilities totaled $15.4 million at December 31, 2019.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.

Shareholders’ equity increased $53.4 million to $661.9 million at December 31, 2019 as compared to December 31, 2018. The increase in shareholders’ equity was due primarily to the generation of net income of $55.8 million, $10.3 million of common equity issued for the acquisition of HomeStar, and an increase in accumulated other comprehensive income of $9.6 million, partially offset by $23.6 million of declared dividends to common shareholders and $2.6 million of Series H preferred stock redemptions.

In conjunction with the acquisition of HomeStar, the Company paid $1.0 million in cash and issued 404,698 shares of the Company’s common stock upon the closing of the transaction on July 17, 2019. Additionally, the Company issued $100.0 million aggregate principal amount of subordinated debentures in September 2019, of which a portion of the net proceeds was used to repay a $30.0 million senior term loan. The Company intends to use the remaining net proceeds to redeem existing subordinated debt that is redeemable in June 2020, and for general corporate purposes.

On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. Stock repurchases under the program maybe be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The program will be in effect until June 30, 2020, with the timing of the purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2019, $4.0 million, or 156,749 shares of the Company’s stock, had been repurchased under the program.

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

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings, including our ability to borrow from the FHLB, on either a short- or long-term basis.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $87.4 million and

$132.2 million at December 31, 2019 and 2018, respectively, were pledged for securities sold under agreements to repurchase.

At December 31, 2019 and 2018, we had $21.6 million and $56.8 million, respectively, available under lines of credit from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $24.3 million and $67.6 million at December 31, 2019 and 2018, respectively. There were no outstanding borrowings at December 31, 2019 and 2018.

At December 31, 2019, the Company had federal funds lines of credit available totaling $20.0 million. These lines of credit were unused as of December 31, 2019.

At December 31, 2019 and 2018, we had capacity to borrow $481.0 million and $482.2 million, respectively, from the FHLB. The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling $1.94 billion and $2.22 billion at December 31, 2019 and 2018, respectively.

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

As of January 1, 2019, in order to not be subject to required restrictions on dividends, share repurchases and discretionary bonus payments, banking organizations must maintain minimum ratios of (i) Common Equity Tier 1 capital to risk-weighted assets of at least 4.5% plus a 2.5% capital conservation buffer (consisting of Common Equity Tier 1 capital) , (ii) Tier 1 capital to risk-weighted assets of at least 6.0% plus a 2.5% capital conservation buffer (consisting of Common Equity Tier 1 capital), (iii) Total capital to risk-weighted assets of at least 8.0% plus a 2.5% capital conservation buffer (consisting of Common Equity Tier 1 capital), and (iv) Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

At December 31, 2019, the Company and the Bank exceeded the regulatory minimums (including capital conservation buffer), and the Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

The following table presents the Company and the Bank’s capital ratios and the minimum requirements at December 31, 2019:

		Minimum
		Regulatory	Well
Ratio	Actual	Requirements (1)	Capitalized
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	14.72%	10.50%	N/A
Midland States Bank	13.22	10.50	10.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	9.20	7.00	N/A
Midland States Bank	12.62	7.00	6.50
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	10.52	8.50	N/A
Midland States Bank	12.62	8.50	8.00
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	8.74	4.00	N/A
Midland States Bank	10.48	4.00	5.00
(1)	Total capital (to risk-weighted assets), Common Equity Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to risk-weighted assets) includes the capital conservation buffer of 2.5%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2019:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,672,378	$—	$—	$—	$3,672,378
Time deposits	507,606	338,680	25,571	19	871,876
Securities sold under repurchase agreements	82,029	—	—	—	82,029
FHLB advances and other borrowings	3,897	74,139	335,094	80,181	493,311
Operating lease obligations	2,399	4,918	3,087	4,965	15,369
Subordinated debt	—	—	—	176,653	176,653
Trust preferred debentures	—	—	—	48,288	48,288
Total contractual obligations	$4,268,309	$417,737	$363,752	$310,106	$5,359,904

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Most of these commitments mature within two years and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

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

Our board of directors’ Risk Policy and Compliance Committee establishes broad policy limits with respect to interest rate risk. The Risk Policy and Compliance Committee establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our Risk Policy and Compliance Committee meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

Income Simulation and Economic Value Analysis. Interest rate risk measurement is calculated and reported to the Risk Policy and Compliance Committee at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	−50	+100	+200
December 31, 2019:
Dollar change	$(10,540)	N/A	$2,404	$1,750
Percent change	(5.4)%	N/A	1.2%	0.9%
December 31, 2018:
Dollar change	$(8,497)	N/A	$2,694	$4,623
Percent change	(4.3)%	N/A	1.4%	2.4%
December 31, 2017:
Dollar change	N/A	$(3,065)	$3,546	$6,504
Percent change	N/A	(2.2)%	2.6%	4.7%

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, −50, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. Since short-term interest rates remained low through 2017, a NII at Risk analysis with an assumed decrease of 100 basis points did not provide meaningful results at December 31, 2017.

We are within Board policy limits for the +100 and +200 basis point scenarios at December 31, 2019. The Company, at December 31, 2019 exceeded the established tolerance level for the –100 basis point sensitivity. Tolerance levels for risk management require the continuing development of remediation plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at December 31, 2019, projects that our earnings exhibit increased sensitivity at −100 basis point scenario to changes in interest rates compared to December 31, 2018.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	−50	+100	+200
December 31, 2019:
Dollar change	$(91,101)	N/A	$49,546	$73,267
Percent change	(16.3)%	N/A	8.9%	13.1%
December 31, 2018:
Dollar change	$(80,035)	N/A	$40,599	$69,461
Percent change	(12.7)%	N/A	6.4%	11.0%
December 31, 2017:
Dollar change	N/A	$(20,384)	$29,803	$53,786
Percent change	N/A	(4.6)%	6.7%	12.0%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, −50, +100 and +200 basis point parallel shifts in market interest rates.

The EVE reported at December 31, 2019 projects that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

We are within board policy limits for the +100 and +200 basis point scenarios at December 31, 2019.

In September 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to –100 basis points from the prior – 50 basis point floor. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a parallel 100 basis point increase or 100 basis point decrease in interest rates over the twelve months would adversely affect net interest income over the same period by more than the tolerance level. The Company, at December 31, 2019, exceeded the established tolerance level for the –100 basis point sensitivity.

Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and investments in mortgage-backed securities.

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

Accounting policies, as described in detail in the notes to our consolidated financial statements are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates that are likely to occur from period to period, or using different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Loans Held for Investment. Loans held for investment includes loans we originate and retain on the balance sheet and other loans acquired through acquisition. Our accounting policies require that we evaluate all acquired loans for evidence of deterioration in credit quality since origination and to evaluate whether it is probable that we will collect all contractually required payments from the borrower. Loans acquired with evidence of deterioration in credit quality are accounted for as PCI loans. For PCI loans, the amount of contractually required payments receivable in excess of the amount of future cash flows we estimate at acquisition is considered a nonaccretable difference. The PCI loans are reflected on the balance sheet based on the amount expected to be collected. In addition, the amount of future cash flows expected to be collected in excess of the fair value of the PCI loans is considered accretable yield and is recognized in interest income on a level-yield basis over the estimated life of the acquired loans.

We reevaluate our original estimates of cash flows expected to be collected over the life of the PCI loans on a quarterly basis. If it is probable, based on current information and events, that there is a significant increase in cash flows than previously expected to be collected, or if actual cash flows are significantly greater than cash flows previously expected, we adjust the amount of accretable yield by reclassification from nonaccretable difference. Conversely, if we believe we will be unable to collect all cash flows expected at acquisition, we establish a valuation allowance through the allowance for loan losses with a change to the provision for loan losses.

Determining the accretable and nonaccretable amounts at acquisition and the ongoing reevaluation of expected cash flows are considered critical accounting estimates, as these require significant judgment and the use of subjective measurements, including our assessment of historical loss rates, changes in the nature of the portfolio and delinquency trends.

Investment Securities. Investment securities generally must be classified as equity, held to maturity, available for sale or trading. The Company classifies debt investment its securities as available for sale or held to maturity at the time of purchase. Investments in stock of a publicly traded company or in mutual funds are classified as equity securities. Held-to-maturity securities are principally debt securities that we have both the positive intent and ability to hold to maturity. Trading securities are held primarily for sale in the near term to generate income. Securities that do not meet the definition of equity, trading or held to maturity are classified as available for sale.

The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on equity securities and trading securities flow directly through earnings during the periods in which they arise. Trading, equity and available-for-sale securities are measured at fair value each reporting period. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be OTTI. Investment securities that are classified as held to maturity are recorded at amortized cost, unless deemed to be OTTI.

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

Loan Servicing Rights. The Company sells residential mortgage loans, commercial FHA mortgage loans and SBA loans in the secondary market. Loan servicing rights resulting from us retaining the right to service the loans sold are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Loan servicing rights are amortized in proportion to and over the period of estimated net servicing income.

The Company periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on the fair value of net servicing cash flows at each reporting date using estimated prepayment speeds of the underlying loans serviced and stratifications based on the risk characteristics of the underlying loans. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions.

Determining the fair value of our loan servicing rights for impairment assessment purposes is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements. Changes in these estimates and assumptions are possible and may have a material impact on our financial position, results of operations or liquidity.

Goodwill. Our goodwill impairment test is performed as of September 30th each year and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance.

In 2019, we performed a qualitative assessment to determine if our goodwill was impaired. The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Midland States Bancorp, Inc.

Effingham, Illinois

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Risk Factors

As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the held for investment loan portfolio.  Management assesses the risk inherent in the loan portfolio based on qualitative and quantitative risk factors.

The allowance for loan losses was $28,028,000 at December 31, 2019, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific reserves”), representing $10,764,000, and the valuation allowance for loans collectively evaluated for impairment (“general reserves”), representing $17,264,000. The general reserves are further segmented as reserves based on historical loss factors and environmental loss factors.

In calculating the allowance for loans collectively evaluated for impairment, the Company considers relevant credit quality indicators for each loan and lease segment and estimates losses for each loan and lease type based upon their nature and risk profile.  The qualitative risk factor identification and analysis requires significant judgment and allows management to adjust the estimate of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. The Company’s qualitative risk factors include the level of and trends in nonperforming loans, credit risk management effectiveness, lending resource capability, economic and market conditions, loan concentrations, loan composition and terms, loan review effectiveness, collateral values, and the effects of other external factors.

The evaluation of these risk factors contributes significantly to the general reserve component of the estimate of the allowance for loan losses.  We identified auditing the complex judgments and assumptions for the qualitative risk factors as a critical audit matter, because it involved especially challenging auditor judgment due to the nature of audit evidence and nature and extent of audit effort.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the sources of risk used to estimate the qualitative risk factors, including controls addressing:
o	The completeness and accuracy of the data used as the basis for the adjustments relating to qualitative risk factors.
o	Management’s review control over the reasonableness of key assumptions related to the qualitative and quantitative assessment of the data used in the determination of qualitative risk factors and the resulting allocation to the allowance.
o	Testing the mathematical accuracy and computation of the qualitative risk factors.

●	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the general reserve factors which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative reserve factors.
o	Evaluation of the reasonableness of management’s judgments and key assumptions related to the qualitative and quantitative assessment of the data used in the determination of qualitative risk factors and the resulting allocation to the allowance. Among other procedures, our evaluation considered actual historical losses, loan portfolio performance and third-party data, and whether such assumptions were applied consistently period over period, if appropriate.
o	Analytically evaluating the qualitative risk factor allocation component year over year for reasonableness and obtaining evidence for significant changes.

Commercial FHA Servicing Rights – Determining the Fair Value

As described in Notes 1 and 7 to the consolidated financial statements, as part of its commercial mortgage banking activities, the Company holds mortgage servicing rights (“MSR’s”) resulting from the right to service loans that are sold in the secondary market.  These MSR’s are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value.

Determining the fair value of the MSR is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements. The fair value is estimated by using a cash flow valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves, return on escrow funds and other economic factors which are estimated based on current market conditions.  The valuation obtained by the Company includes a range of acceptable estimates and the Company determines an estimate within the range which also involves significant judgment.

We identified the fair value determination of the commercial FHA mortgage servicing right as a critical audit matter as the valuation methodology is complex and includes assumptions and estimates over unobservable inputs which requires significant judgment to evaluate. Changes in these estimates and assumptions may have a material impact on the financial position or the results of operations.  Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the inputs and assumptions used to estimate fair value, including controls addressing:
o	The review of the completeness and accuracy of the data that is provided to the third-party valuation firm.
o	The review and approval by management of the valuation model, including the independent review of the assumptions and inputs used and the designated placement within the calculated range.

●	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the estimated fair value which included:
o	Involving our internal valuation specialists to assess and test the methodology, and the underlying assumptions such as the discount rate, prepayment rates, cost to service and the return on escrow funds that are used in the valuation model.
o	Testing the mathematical accuracy of the calculation.
o	Testing the completeness and accuracy of the loan data used in the valuation model

Crowe LLP

We have served as the Company’s auditor since 2017.

Indianapolis, Indiana

February 28, 2020

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$392,694	$210,780
Federal funds sold	1,811	2,920
Cash and cash equivalents	394,505	213,700
Investment securities available for sale, at fair value	649,433	657,451
Equity securities, at fair value	5,621	3,334
Loans	4,401,410	4,137,551
Allowance for loan losses	(28,028)	(20,903)
Total loans, net	4,373,382	4,116,648
Loans held for sale, at fair value	16,431	30,401
Premises and equipment, net	91,055	94,840
Operating lease right-of-use assets	14,224	—
Other real estate owned	6,745	3,483
Nonmarketable equity securities	44,505	42,472
Accrued interest receivable	16,346	16,560
Loan servicing rights, at lower of cost or fair value	53,824	53,447
Mortgage servicing rights held for sale	1,972	3,545
Goodwill	171,758	164,673
Other intangible assets, net	34,886	37,376
Cash surrender value of life insurance policies	142,423	138,783
Accrued income taxes receivable	6,362	8,809
Deferred tax assets, net	—	1,251
Other assets	63,545	50,900
Total assets	$6,087,017	$5,637,673
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,019,472	$972,164
Interest-bearing	3,524,782	3,102,006
Total deposits	4,544,254	4,074,170
Short-term borrowings	82,029	124,235
FHLB advances and other borrowings	493,311	640,631
Subordinated debt	176,653	94,134
Trust preferred debentures	48,288	47,794
Accrued interest payable	6,400	4,855
Deferred tax liabilities, net	11,278	—
Operating lease liabilities	15,369	—
Other liabilities	47,524	43,329
Total liabilities	5,425,106	5,029,148

Shareholders’ Equity:
Preferred stock, Series H, $2 par value, $1,000 per share liquidation value; 2,636 shares authorized, issued and outstanding at December 31, 2018	—	2,781
Common stock, $0.01 par value; 40,000,000 shares authorized; 24,420,345 and 23,751,798 shares issued and outstanding at December 31, 2019 and 2018, respectively	244	238
Capital surplus	488,305	473,833
Retained earnings	165,920	133,781
Accumulated other comprehensive income (loss)	7,442	(2,108)
Total shareholders’ equity	661,911	608,525
Total liabilities and shareholders’ equity	$6,087,017	$5,637,673

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest income:
Loans:
Taxable	$218,416	$194,688	$135,898
Tax exempt	3,593	3,327	1,255
Loans held for sale	1,375	1,749	2,297
Investment securities:
Taxable	14,690	13,894	6,763
Tax exempt	4,098	4,553	3,741
Nonmarketable equity securities	2,395	1,980	1,194
Federal funds sold and cash investments	4,951	3,176	1,965
Total interest income	249,518	223,367	153,113
Interest expense:
Deposits	34,194	22,054	12,132
Short-term borrowings	835	698	379
FHLB advances and other borrowings	13,935	11,347	4,594
Subordinated debt	7,404	6,056	4,054
Trust preferred debentures	3,335	3,125	2,292
Total interest expense	59,703	43,280	23,451
Net interest income	189,815	180,087	129,662
Provision for loan losses	16,985	9,430	9,556
Net interest income after provision for loan losses	172,830	170,657	120,106
Noninterest income:
Wealth management revenue	21,832	20,513	13,340
Commercial FHA revenue	13,170	10,980	17,752
Residential mortgage banking revenue	2,928	5,729	9,119
Service charges on deposit accounts	11,027	10,440	5,975
Interchange revenue	11,992	10,674	5,353
Gain on sales of investment securities, net	674	464	222
Gain on sales of other real estate owned	185	544	145
Other income	13,474	12,447	7,456
Total noninterest income	75,282	71,791	59,362
Noninterest expense:
Salaries and employee benefits	91,906	97,410	78,712
Occupancy and equipment	18,762	18,914	14,659
Data processing	21,582	26,062	15,171
FDIC insurance	776	2,209	1,806
Professional	8,783	12,782	14,359
Marketing	3,927	4,757	3,290
Communications	3,050	4,405	2,473
Loan expense	2,191	2,033	1,954
Other real estate owned	467	524	800
Amortization of intangible assets	7,090	6,956	3,325
(Gain) loss on mortgage servicing rights held for sale	(490)	458	4,059
Other expense	17,597	15,133	12,389
Total noninterest expense	175,641	191,643	152,997
Income before income taxes	72,471	50,805	26,471
Income taxes	16,687	11,384	10,415
Net income	55,784	39,421	16,056
Preferred stock dividends and premium amortization	46	141	83
Net income available to common shareholders	$55,738	$39,280	$15,973
Per common share data:
Basic earnings per common share	$2.28	$1.69	$0.89
Diluted earnings per common share	$2.26	$1.66	$0.87
Weighted average common shares outstanding	24,288,793	23,130,475	17,781,631
Weighted average diluted common shares outstanding	24,493,431	23,549,025	18,283,214

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$55,784	$39,421	$16,056
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	13,847	(4,845)	443
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	—	3,366
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(674)	(464)	(222)
Income tax effect	(3,623)	1,443	(1,104)
Change in investment securities available for sale, net of tax	9,550	(3,866)	2,483
Investment securities held to maturity:
Amortization of unrealized gain on investment securities transferred from available-for-sale	—	—	(188)
Income tax effect	—	—	73
Change in investment securities held to maturity, net of tax	—	—	(115)
Other comprehensive income (loss), net of tax	9,550	(3,866)	2,368
Total comprehensive income	$65,334	$35,555	$18,424

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	(loss) income	equity
Balance at December 31, 2016	$—	$155	$209,712	$112,513	$(610)	$321,770
Net income	—	—	—	16,056	—	16,056
Other comprehensive income	—	—	—	—	2,368	2,368
Acquisition of CedarPoint Investment Advisors, Inc.	—	1	3,350	—	—	3,351
Acquisition of Centrue Financial Corporation	3,071	32	112,480	—	—	115,583
Preferred dividends declared	—	—	—	(184)	—	(184)
Preferred stock, premium amortization	(101)	—	—	101	—	—
Common dividends declared ($0.80 per share)	—	—	—	(14,008)	—	(14,008)
Share-based compensation expense	—	—	1,384	—	—	1,384
Issuance of common stock under employee benefit plans	—	3	3,222	—	—	3,225
Balance at December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	39,421	—	39,421
Other comprehensive loss	—	—	—	—	(3,866)	(3,866)
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Preferred dividends declared	—	—	—	(330)	—	(330)
Preferred stock, premium amortization	(189)	—	—	189	—	—
Common dividends declared ($0.88 per share)	—	—	—	(19,977)	—	(19,977)
Share-based compensation expense	—	—	1,533	—	—	1,533
Issuance of common stock under employee benefit plans	—	2	2,276	—	—	2,278
Balance at December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	55,784	—	55,784
Other comprehensive income	—	—	—	—	9,550	9,550
Acquisition of HomeStar Financial Group, Inc.	—	4	10,335	—	—	10,339
Preferred dividends declared	—	—	—	(191)	—	(191)
Preferred stock, premium amortization	(145)	—	—	145	—	—
Redemption of Series H preferred stock	(2,636)	—	—	—	—	(2,636)
Common dividends declared ($0.97 per share)	—	—	—	(23,599)	—	(23,599)
Common stock repurchased	—	(2)	(4,017)	—	—	(4,019)
Share-based compensation expense	—	—	2,364	—	—	2,364
Issuance of common stock under employee benefit plans	—	4	5,790	—	—	5,794
Balance at December 31, 2019	$—	$244	$488,305	$165,920	$7,442	$661,911

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$55,784	$39,421	$16,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,985	9,430	9,556
Depreciation on premises and equipment	6,583	6,166	5,014
Loss on disposals of premises and equipment	32	385	64
Amortization of operating lease right-of-use asset	2,937	—	—
Gain on sales of other real estate owned	(185)	(544)	(145)
Impairment of other real estate owned	16	301	244
Amortization of intangible assets	7,090	6,956	3,325
Share-based compensation expense	2,364	1,533	1,384
Increase in cash surrender value of life insurance	(3,640)	(3,579)	(2,791)
Gain on proceeds from bank-owned life insurance	—	(709)	—
Provision for deferred income taxes	12,608	10,522	12,032
Investment securities amortization, net	3,757	3,898	1,960
Gain on sales of investment securities, net	(674)	(464)	(222)
Origination of loans held for sale	(504,973)	(557,305)	(778,626)
Proceeds from sales of loans held for sale	530,530	590,282	815,471
Gain on loans sold and held for sale	(15,082)	(11,165)	(24,295)
Amortization of loan servicing rights	2,820	2,949	5,107
Impairment (recapture) of loan servicing rights	2,139	(449)	2,324
(Gain) loss on mortgage servicing rights held for sale	(490)	458	4,059
Impairment of assets held for sale	3,577	—	1,516
Net change in other operating assets and liabilities:
Accrued interest receivable	1,399	(431)	(1,137)
Accrued interest payable	1,430	1,785	1,211
Accrued income taxes receivable	2,454	(451)	(2,496)
Operating lease liabilities	(3,241)	—	—
Other assets	(8,470)	(5,712)	3,673
Other liabilities	3,656	3,783	(2,835)
Net cash provided by operating activities	119,406	97,060	70,449
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(200,231)	(76,289)	(259,098)
Sales	33,464	20,178	22,595
Maturities and payments	239,760	131,220	247,929
Investment securities held to maturity:
Purchases	—	—	(3,155)
Maturities	—	—	16,889
Equity securities:
Purchases	(82)	(59)	—
Sales	105	7,733	—
Net increase in loans	(145,772)	(131,114)	(238,398)
Proceeds from sale of consumer loans held for sale	59,486	—	—
Purchases of premises and equipment	(5,538)	(7,200)	(6,182)
Proceeds from sale of premises and equipment	32	33	4,286
Proceeds from sales of other real estate owned	1,647	3,879	6,189
Proceeds from sales of mortgage servicing rights held for sale	3,288	12,994	—
Proceeds from settlements of bank-owned life insurance	—	1,449	—
Purchases of nonmarketable equity securities	(14,263)	(20,737)	(18,376)
Sales of nonmarketable equity securities	12,684	15,099	11,233
Net cash acquired (paid) in acquisitions	69,879	36,153	(18,519)
Net cash provided by (used in) investing activities	54,459	(6,661)	(234,607)
Cash flows from financing activities:
Net increase (decrease) in deposits	148,344	(168,049)	(13,144)
Net (decrease) increase in short-term borrowings	(42,206)	(31,891)	10,135
Proceeds from FHLB borrowings	360,000	1,017,080	447,357
Payments made on FHLB borrowings	(482,190)	(886,726)	(320,857)
Proceeds from other borrowings, net of issuance costs	—	—	39,964
Payments made on other borrowings	(32,857)	(4,286)	(3,198)
Proceeds from issuance of subordinated debt, net of issuance costs	98,265	—	39,354
Payments made on subordinated debt	(17,765)	—	—
Cash dividends paid on preferred stock	(191)	(330)	(184)
Redemption of Series H preferred stock	(2,636)	—	—

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(dollars in thousands)

	Years Ended December 31,
	2019	2018	2017

Cash dividends paid on common stock	(23,599)	(19,977)	(14,008)
Common stock repurchased	(4,019)	—	—
Proceeds from issuance of common stock under employee benefit plans	5,794	2,278	3,225
Net cash provided by (used in) financing activities	6,940	(91,901)	188,644
Net increase (decrease) in cash and cash equivalents	180,805	(1,502)	24,486
Cash and cash equivalents:
Beginning of period	$213,700	$215,202	$190,716
End of period	$394,505	$213,700	$215,202
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$58,158	$40,956	$21,965
Income tax paid (net of refunds)	479	580	653
Supplemental disclosures of noncash investing and financing activities:
Transfer of investment securities held to maturity to investment securities available for sale	$—	$—	$64,520
Transfer of investment securities available for sale to equity securities	—	2,830	—
Transfer of loans to loans held for sale	59,486	—	—
Transfer of loans to other real estate owned	3,819	1,104	3,718
Transfer of premises and equipment, net to assets held for sale	4,350	—	3,988
Lease liabilities arising from obtaining ROU assets	887	—	—
Transfer of loan servicing rights, at lower of cost or market to mortgage servicing rights held for sale	—	3,649	14,234

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Our wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management services, and insurance and financial planning services. In addition, multifamily and healthcare facility FHA financing is provided through Love Funding, our non-bank subsidiary.

On July 17, 2019, we completed the acquisition of HomeStar and its banking subsidiary, HomeStar Bank, as more fully described in Note 2 to the consolidated financial statements. Through the acquisition of HomeStar, we expanded our commercial and retail banking presence in northern Illinois.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2018 and 2017 amounts have been made to conform to the 2019 presentation but do not have an effect on net income or shareholders’ equity.

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

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure through February 28, 2020, which is the date the financial statements were available to be issued.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, tangible and intangible identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree are recorded at fair value as of the acquisition date. The Company includes the results of operations of the acquired companies in the consolidated statements of income from the date of acquisition. Transaction costs and costs to restructure the acquired company are expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. If the fair value of the net assets acquired is greater than the acquisition price, a bargain purchase gain is recognized and recorded in noninterest income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, which includes amounts on deposit with the Federal Reserve, interest-bearing deposits with banks or other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods, but not longer than 30 days.

Investment Securities

Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, and agency and non-agency mortgage-backed securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt investment securities as available for sale or held to maturity at the time of purchase. Held-to-maturity securities are those debt instruments which the Company has the positive intent and ability to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other securities are classified as available for sale. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income (loss) and the related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized. Investments in stock of a publicly traded company or in mutual funds are classified as equity securities. Equity securities are recorded at fair value with unrealized gains and losses recognized in net income.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other than temporary basis. This determination requires significant judgment. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary impairment (“OTTI”) losses, we consider the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

Purchase premiums are amortized over the estimated life or to the earliest call date and purchase discounts are accreted over the estimated life or to the earliest call date of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of available-for-sale securities are determined using the specific identification method and are included in noninterest income. Also, when applicable, realized gains and losses are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss).

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

Loans

Non-Purchased Credit Impaired loans. Non-PCI loans, for which the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as loans in the consolidated balance sheets. Non-PCI loans are stated at outstanding principal, net of principal and uncollected interest write-offs, premiums or discounts, and net unamortized deferred fees and costs. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days, unless the loan is well secured and in the process of collection, or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective yield method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status.

Lease Financing. The Company provides financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, we rely on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. Our estimates are reviewed continuously to ensure reasonableness; however, the amounts we will ultimately realize could differ from the estimated amounts. If the review results in a lower estimate than had been previously established, a determination is made as to whether the decline in estimated residual value is other-than-temporary. If the decline in estimated unguaranteed residual value is judged to be other-than-temporary, the accounting for the transaction is revised using the changed estimate. The resulting reduction in the investment is recognized as a loss in the period in which the estimate is changed. An upward adjustment of the estimated residual value is not recorded.

Purchased Credit Impaired loans. We account for PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when we acquire loans deemed to be impaired or when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments. Revolving credit agreements, such as commercial lines of credit and home equity lines, and lease financings are excluded from PCI loans.

For PCI loans, we (i) determine the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimate the amount and timing of undiscounted expected principal and interest payments including expected prepayments (the “undiscounted expected cash flows”). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loans and such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is initially determined by discounting expected cash flows. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income on a level-yield basis over the estimated life of the acquired loans.

The excess of expected cash flows at acquisition over the initial fair value of the PCI loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common credit risk characteristics such as loan type and collateral type. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference or an addition to accretable yield. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

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

Impaired Loans. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and performing troubled debt restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment based upon either the present value of expected future cash flows discounted at the effective interest rate, the observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount is charged-off to the allowance if deemed not collectible or is set up as a specific reserve.

Troubled Debt Restructurings. A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. A loan that has been placed on nonaccrual that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A loan that has not been placed on nonaccrual may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

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

Acquired non-PCI and PCI loans are recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. These loans, however, may require an allowance subsequent to their acquisition. An allowance may be set aside in the future for acquired non-PCI loans based on our allowance methodology for non-PCI loans. An allowance may be set aside in the future for PCI loans if the PCI loan pools experience a decrease in expected cash flows as compared to those projected at the acquisition date.

In determining the allowance and the related provision for loan and lease losses, the Company considers three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans, (ii) allocations, by classes, on loan and lease portfolios based on historical loss experience and on other factors for the imprecision in the overall allowance methodology and (iii) valuation allowances on PCI loan pools based on decreases in expected cash flows.

The first element reflects the Company’s establishment of valuation allowances based upon probable losses identified during the systematic review of impaired loans in the Non-PCI loan portfolios. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure. The Company measures the investment in an impaired loan based on one of three methods: the loan’s observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan’s effective interest rate. It is the Company’s general policy to, at least annually, obtain new appraisals on impaired loans that are primarily secured by real estate. When the Company determines that the net realizable value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Company determines that the net realizable value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Company establishes a valuation allowance for such impairment.

The second element relates to allocations, by classes, on loan and lease portfolios based on historical loss experience and on other factors for the imprecision in the overall allowance methodology. Loans and leases are not evaluated individually for impairment and any individually evaluated loan or lease determined not to be impaired are segmented into groups based on similar risk characteristics, as described above. Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded charge-offs and recoveries and changes in specific reserves. These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology incorporates an estimated loss emergence period for each category. The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge-off of the balance. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimate of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

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

Premises and Equipment

Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Estimated useful lives of premises and equipment range from 10 to 40 years and from 3 to 10 years, respectively. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

We periodically review the carrying value of our long-lived assets to determine if impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, we evaluate the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Other Real Estate Owned

Other real estate owned (“OREO”) represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value. Revenue from the operations of OREO is included in other income in the consolidated statements of income and expense from the operations of OREO and decreases in valuations are included in OREO expense in the consolidated statements of income.

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

Loan Servicing Rights

When loans are sold with servicing retained, a servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. As the Company has not elected to subsequently measure servicing assets under the fair value measurement method, the Company follows the amortization method. Loan servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Loan servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value.

Loan servicing rights do not trade in an active market with readily observable prices. The fair value of loan servicing rights and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of distinct portfolios of government-insured residential and commercial mortgages, conventional residential mortgages and Small Business Administration (“SBA”) loans. The Company periodically evaluates its loan servicing rights asset for impairment. Impairment is assessed based on the fair value of net servicing cash flows at each reporting date using estimated prepayment speeds of the underlying loans serviced and stratifications based on the risk characteristics of the underlying loans. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are determined based on current market conditions. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the loan servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the loan servicing rights asset and valuation allowance, precluding subsequent recoveries.

We recognize revenue from servicing commercial FHA mortgages, residential mortgages and SBA loans as earned based on the specific contractual terms. This revenue, along with amortization of and changes in impairment on servicing rights, is reported in commercial FHA revenue, residential mortgage banking revenue and other noninterest income, respectively, in the consolidated statements of income.

Mortgage Servicing Rights Held for Sale

Mortgage servicing rights held for sale consist of residential mortgage servicing rights that management has committed to a plan to sell and has the ability to sell them to a buyer in their present condition. Mortgage servicing rights held for sale are carried at the lower of their carrying value or fair value less estimated costs to sell. Decreases in the valuation of mortgage servicing rights held for sale are included in (gain) loss on mortgage servicing rights held for sale in the consolidated statements of income.

Cash Surrender Value of Life Insurance Policies

We have purchased life insurance policies on the lives of certain officers and key employees and are the owner and beneficiary of the policies. These policies provide an efficient form of funding for long-term retirement and other employee benefits costs. These policies are recorded as cash surrender value of life insurance policies in the consolidated balance sheets at each policy’s respective cash surrender value, adjusted for other charges or other amounts due that are probable at settlement, with changes in value recorded in noninterest income in the consolidated statements of income.

Derivative Financial Instruments

All derivatives are recognized on the consolidated balance sheet as a component of other assets or other liabilities at their fair value. On the date the derivative contract is entered into, the derivative is designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, hedge accounting is prospectively discontinued, as discussed below.

Hedge accounting is prospectively discontinued when (a) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (b) the derivative expires or is sold, terminated, or exercised; (c) the derivative is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; or (d) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated balance sheet at its fair value, and gains and losses that were in accumulated other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the consolidated balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

The Company also enters into interest rate lock commitments, which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Interest rate lock commitments for mortgage loans that will be held for sale are carried at fair value on the consolidated balance sheet with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue. The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale. Forward loan sales commitments that meet the definition of a derivative are recorded at fair value in the consolidated balance sheet with changes in fair value reflected in commercial FHA revenue and residential mortgage banking revenue.

Credit-Related Financial Instruments

In the ordinary course of business, the Company has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded.

A liability for losses related to unfunded commitments is maintained by the Company at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated balance sheets. The determination of the adequacy of the liability is based on an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Company’s allowance for loan losses, as discussed above. Net adjustments to the liability for unfunded commitments are included in other noninterest expense in the consolidated statements of income. The liability for unfunded commitments totaled $1.2 million at both December 31, 2019 and 2018.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. Interest and penalties associated with unrecognized tax benefits are to be classified as additional income taxes in the consolidated statements of income. The Company evaluated its tax positions and concluded that it had taken no uncertain tax positions that require adjustment in the consolidated financial statements.

Share-Based Compensation Plans

Compensation cost for share-based payment awards is based on the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of restricted stock is determined based on the Company’s current market price on the date of grant. Compensation cost is recognized in the consolidated financial statements on a straight-line basis over the requisite service period, which is generally defined as the vesting period. Additionally, the Company accounts for forfeitures as they occur.

Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. Non-owner equity changes include unrealized gains and losses on available for sale securities and changes in the fair value of cash flow hedges. These are components of comprehensive income and do not have an impact on the Company’s net income.

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

Accounting Guidance Adopted in 2019

FASB ASU 2016-02, “Leases (Topic 842)” – In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and to disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Targeted Improvements.” The new standard established a ROU model that requires a lessee to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. Under the new guidance, leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income. The Company adopted the new standard on January 1, 2019, and used the effective date as its date of initial application.

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

At the date of adoption, the Company recorded approximately $12.1 million on its consolidated balance sheet to reflect the ROU assets and associated lease liabilities related to non-cancelable operating lease agreements for office space. The adoption of this guidance did not have a material effect on its consolidated statement of income.

Accounting Guidance Issued But Not Yet Adopted

FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).” The objective of this update is to improve financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better understand their credit loss estimates. This update became effective for the Company on January 1, 2020. The Company is finalizing the economic forecasts and certain other key assumptions used in our CECL model and methodologies, as well as finalizing and validating our internal controls; however, we expect our allowance for credit losses for loans and leases (“ACL”) to increase by an amount in the range of $15.0 million to $25.0 million. A significant portion of this increase is related to the acquired loan portfolio. The ASU eliminates the current accounting model for PCI loans, but requires an allowance be to be recognized for purchased-credit-deteriorated assets, which are assets that have experienced more-than-insignificant deterioration in credit quality since origination. This estimate is subject to change based on continued refinement and validation of the model and methodologies as well as changes in forecasted macroeconomic conditions. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

FASB ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” – In August 2018, the FASB issued ASU No. 2018-13 to improve the disclosure requirements on fair value measurements.  The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.  The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. This update became effective for the Company on January 1, 2020. The Company completed its evaluation and determined the adoption of this guidance will not have a material impact on its consolidated financial statements.

FASB ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” – In August 2018, the FASB issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update became effective for the Company on January 1, 2020. The Company currently evaluates costs incurred for software developed or obtained for internal use or a hosting arrangement that is a service contract to determine which implementation costs should be capitalized as an asset and which costs should be expensed; therefore, the adoption of this new guidance will not have an impact on its consolidated financial statements.

Note 2 – Acquisitions

HomeStar Financial Group, Inc.

On July 17, 2019, the Company completed its acquisition of HomeStar, and its wholly-owned banking subsidiary, HomeStar Bank, which operated five full-service banking centers in northern Illinois. The Company acquired HomeStar for consideration valued at approximately $11.4 million, which consisted of approximately $1.0 million in cash and the issuance of 404,968 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values, while $7.4 million of transaction and integration costs associated with the acquisition have been expensed during 2019, and any remaining integration costs will be expensed in future periods as incurred.

Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. During the fourth quarter of 2019, the Company updated its preliminary valuation of the fair value of loans, deferred tax assets, net, and other liabilities which required a measurement period adjustment of $684,000 to increase goodwill.

Alpine Bancorporation, Inc.

On February 28, 2018, the Company completed its acquisition of Alpine and its wholly-owned banking subsidiary, Alpine Bank, which operated 19 locations in northern Illinois. The Company acquired Alpine for consideration valued at approximately $173.2 million, which consisted of approximately $33.3 million in cash and the issuance of 4,463,200 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values, while $22.4 million of transaction and integration costs were expensed as incurred. As of February 28, 2019, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Alpine, resulting in no material change to acquisition accounting adjustments.

Centrue Financial Corporation

On June 9, 2017, the Company completed its acquisition of Centrue and its wholly-owned banking subsidiary, Centrue Bank, which operated 20 full-service banking centers located principally in northern Illinois. The Company acquired Centrue for approximately $176.6 million, which consisted of approximately $61.0 million in cash and the issuance of 3,219,238 shares of the Company’s common stock, 181 shares of Series G preferred stock and 2,635.5462 shares of Series H preferred stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values, while $17.9 million of transaction and integration costs were expensed as incurred. As of June 30, 2018, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Centrue, resulting in no material change to acquisition accounting adjustments.

A summary of the fair value of the assets acquired, liabilities assumed and resulting goodwill are included in the table below.

(dollars in thousands)	HomeStar	Alpine	Centrue
Assets acquired:
Cash and cash equivalents	$70,900	$69,459	$42,461
Investment securities available for sale	54,963	293,428	149,013
Equity securities	2,153	8,372	—
Loans	211,070	786,186	679,582
Loans held for sale	3,562	3,416	531
Premises and equipment	4,049	18,126	17,147
Operating lease right-of-use asset	5,177	—	—
Other real estate owned	1,092	53	4,983
Nonmarketable equity securities	454	2,038	8,168
Accrued interest receivable	1,185	4,414	2,376
Loan servicing rights	1,089	—	1,933
Mortgage servicing rights held for sale	1,701	3,068	—
Intangible assets	4,600	27,400	11,070
Cash surrender value of life insurance policies	—	22,578	36,349
Accrued income taxes receivable	7	—	—
Deferred tax assets, net	3,702	—	34,339
Other assets	1,511	4,770	2,256
Total assets acquired	367,215	1,243,308	990,208
Liabilities assumed:
Deposits	321,740	1,111,130	739,867
Short-term borrowings	—	—	14,434
FHLB advances and other borrowings	31,369	18,127	95,332
Trust preferred debentures	—	—	7,565
Accrued interest payable	115	539	275
Operating lease liabilities	6,241	—	—
Deferred tax liabilities, net	—	1,749	—
Other liabilities	3,475	4,500	3,600
Total liabilities assumed	362,940	1,136,045	861,073
Net assets acquired	4,275	107,263	129,135
Goodwill	7,085	65,964	47,444
Total consideration paid	$11,360	$173,227	$176,579

Intangible assets:
Core deposit intangible	$4,300	$21,100	$11,070
Customer relationship intangible	300	6,300	—
Total intangible assets	$4,600	$27,400	$11,070
Estimated useful lives:
Core deposit intangible	12 years	13 years	8 years
Customer relationship intangible	6 years	13 years	N/A

Goodwill arising from the acquisitions consisted largely of synergies and economies of scale expected from the combining of the operations of companies. The goodwill is assigned as part of the Company’s banking reporting unit. The portion of the consideration paid allocated to goodwill will not be deductible for tax purposes.

The identifiable assets acquired from HomeStar, Alpine and Centrue included core deposit intangibles and customer relationship intangibles, which are being amortized on an accelerated basis as shown above.

Acquired loan data for HomeStar, Alpine and Centrue can be found in the table below:

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
(dollars in thousands)	at Acquisition Date	at Acquisition Date	to be Collected
HomeStar:
Acquired receivables subject to ASC 310-30	$17,553	$19,587	$1,607
Acquired receivables not subject to ASC 310-30	193,517	203,693	5,281
Alpine:
Acquired receivables subject to ASC 310-30	$34,993	$50,342	$9,254
Acquired receivables not subject to ASC 310-30	751,193	774,836	4,244
Centrue:
Acquired receivables subject to ASC 310-30	$11,381	$20,253	$7,227
Acquired receivables not subject to ASC 310-30	668,201	821,338	4,835

The following unaudited supplemental pro-forma financial information for the years ended December 31, 2019 and 2018 reflects the Company’s estimated consolidated results of operations as if the acquisitions of HomeStar and Alpine had occurred on January 1, 2018, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit premium accretion, net of taxes. The unaudited pro-forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations had the acquisitions actually occurred on January 1, 2018. No assumptions have been applied regarding revenue enhancements, expense efficiencies or asset dispositions.

(dollars in thousands, except per share data)	2019	2018
Revenue (1)	$275,179	$282,648
Net income	58,422	48,318
Diluted earnings per common share	2.34	1.94
(1)	Net interest income plus noninterest income

Note 3 – Cash and Due From Banks

The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by funds on deposit with the FRB and cash on hand. The required balance at December 31, 2019 and 2018 was $36.9 million and $33.6 million, respectively.

The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk from cash and cash equivalents.

Note 4 – Investment Securities

Available-for-Sale Investment Securities

The following table summarizes the amortized cost, fair value and corresponding gross unrealized gains and losses of available-for-sale investment securities at December 31, 2019 and 2018:

	2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available-for-sale securities:
U.S. government sponsored entities and U.S. agency securities	$59,600	$442	$22	$60,020
Mortgage-backed securities - agency	321,840	3,368	234	324,974
Mortgage-backed securities - non-agency	17,198	3	53	17,148
State and municipal securities	119,371	5,195	11	124,555
Corporate securities	121,159	2,131	554	122,736
Total available-for-sale securities	$639,168	$11,139	$874	$649,433

	2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Available-for-sale securities:
U.S. Treasury securities	$25,018	$—	$368	$24,650
U.S. government sponsored entities and U.S. agency securities	76,554	17	887	75,684
Mortgage-backed securities - agency	329,690	371	3,756	326,305
State and municipal securities	156,795	3,282	815	159,262
Corporate securities	72,302	383	1,135	71,550
Total available-for-sale securities	$660,359	$4,053	$6,961	$657,451

Unrealized losses and fair values for available-for-sale investment securities at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available-for-sale securities:
U.S. government sponsored entities and U.S. agency securities	$7,200	$22	$—	$—	$7,200	$22
Mortgage-backed securities - agency	75,336	170	7,170	64	82,506	234
Mortgage-backed securities - non-agency	11,059	53	—	—	11,059	53
State and municipal securities	1,813	11	—	—	1,813	11
Corporate securities	20,269	481	3,915	73	24,184	554
Total available-for-sale securities	$115,677	$737	$11,085	$137	$126,762	$874

	2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Available-for-sale securities:
U.S. Treasury securities	$5,012	$1	$19,638	$367	$24,650	$368
U.S. government sponsored entities and U.S. agency securities	51,717	195	23,223	692	74,940	887
Mortgage-backed securities - agency	139,115	528	126,561	3,228	265,676	3,756
State and municipal securities	15,791	146	27,692	669	43,483	815
Corporate securities	32,616	575	8,535	560	41,151	1,135
Total available-for-sale securities	$244,251	$1,445	$205,649	$5,516	$449,900	$6,961

For all of the above available-for-sale investment securities, the unrealized losses are generally due to changes in interest rates, and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.

At December 31, 2019, 46 investment securities available for sale had unrealized losses with aggregate depreciation of 0.68% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not have the intent to sell and it is not more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery in value; therefore, the Company does not consider these securities to be other than temporarily impaired at December 31, 2019.

During 2019, 2018 and 2017, the Company did not recognize OTTI losses on its investment securities.

The following is a summary of the amortized cost and fair value of available-for-sale investment securities, by maturity, at December 31, 2019. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other available-for-sale investment securities are based on final contractual maturity.

c
	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Within one year	$37,463	$37,669
After one year through five years	73,251	75,147
After five years through ten years	169,906	173,900
After ten years	19,510	20,595
Mortgage-backed securities	339,038	342,122
Total available-for-sale securities	$639,168	$649,433

Proceeds from the sale of available-for-sale investment securities and the resulting gross realized gains (losses) for the years ended December 31, 2019, 2018 and 2017 are summarized below:

(dollars in thousands)	2019	2018	2017
Available-for-sale securities:
Proceeds from sales	$33,464	$20,178	$22,595
Gross realized gains on sales	786	542	242
Gross realized losses on sales	(190)	(25)	(20)

Equity Securities

Equity securities are recorded at fair value and totaled $5.6 million and $3.3 million at December 31, 2019 and 2018, respectively. Proceeds from the sale of equity securities and the resulting gross realized gains (losses), and net unrealized gains (losses) on equity securities for the years ended December 31, 2019, 2018 and 2017 are summarized below:

(dollars in thousands)	2019	2018	2017 (1)
Equity securities:
Proceeds from sales	$105	$7,733	N/A
Gross realized gains on sales	78	—	N/A
Gross realized losses on sales	—	(53)	N/A
Net unrealized gains (losses) (2)	93	(10)	N/A
(1)	As a result of accounting guidance adopted by the Company in the first quarter of 2018, equity securities were no longer presented within available for sale securities. Prior period amounts were not adjusted and continue to be reported in accordance with previous GAAP.
(2)	Net unrealized gains (losses) on equity securities are recorded in other income in the consolidated statements of income.

Note 5 – Loans

The following table presents total loans outstanding by portfolio, which includes Non-PCI loans and PCI loans, at December 31, 2019 and 2018:

	2019			2018
	Non-PCI	PCI		Non-PCI	PCI
(dollars in thousands)	Loans	Loans (1)	Total	Loans	Loans (1)	Total
Loans:
Commercial	$1,052,107	$3,078	$1,055,185	$806,027	$4,857	$810,884
Commercial real estate	1,506,397	20,107	1,526,504	1,619,903	19,252	1,639,155
Construction and land development	203,056	5,677	208,733	223,898	8,331	232,229
Total commercial loans	2,761,560	28,862	2,790,422	2,649,828	32,440	2,682,268
Residential real estate	555,654	12,637	568,291	569,289	8,759	578,048
Consumer	708,904	1,212	710,116	611,408	1,776	613,184
Lease financing	332,581	—	332,581	264,051	—	264,051
Total loans	$4,358,699	$42,711	$4,401,410	$4,094,576	$42,975	$4,137,551
(1)	The customers’ unpaid principal balance for PCI loans totaled $51.9 million and $56.9 million as of December 31, 2019 and 2018, respectively.

Total loans include net deferred loan fees of $2.2 million and $11.6 million at December 31, 2019 and 2018, respectively, and unearned discounts of $39.6 million and $29.2 million within the lease financing portfolio at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company had commercial and residential loans held for sale totaling $16.4 million and $30.4 million, respectively. During the years ended December 31, 2019 and 2018, the Company sold commercial real estate and residential real estate loans with proceeds totaling $530.1 million and $590.3 million, respectively. During the year ended December 31, 2019, the Company sold consumer loans with proceeds totaling $59.5 million.

Classifications of Loan Portfolio

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

Consumer—Loans to consumers primarily for the purpose of home improvements or acquiring automobiles, recreational vehicles and boats. Consumer loans consist of relatively small amounts that are spread across many individual borrowers.

Lease financing—Our equipment leasing business provides financing leases to varying types of businesses, nationwide, for purchases of business equipment and software. The financing is secured by a first priority interest in the financed assets and generally requires monthly payments.

Commercial, commercial real estate, and construction and land development loans are collectively referred to as the Company’s commercial loan portfolio, while residential real estate, consumer loans and lease financing receivables are collectively referred to as the Company’s other loan portfolio.

We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers, principal shareholders and their affiliates totaled $23.0 million and $26.5 million at December 31, 2019 and 2018, respectively. During 2019 and 2018, there were $3.4 million and $11.1 million, respectively, of new loans and other additions, while repayments and other reductions totaled $6.9 million and $6.9 million, respectively.

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

Risk Grades 1-6 (Acceptable Credit Quality)—All loans in Risk Grades 1 - 6 are considered to be acceptable credit risks by the Company and are grouped for purposes of financial reporting. The six grades essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality. Business credits within Risk Grades 1 - 6 range from Risk Grade 1: Excellent (factors include: excellent business credit; excellent debt capacity and coverage; outstanding management; strong guarantors; superior liquidity and net worth; favorable loan-to-value ratios; debt secured by cash or equivalents, or backed by the full faith and credit of the U.S. government) to Risk Grade 6: Marginal (factors include: acceptable business credit, but with added risk due to specific industry or internal situations; uncertainty associated with performance or repayment ability).

Risk Grade 7 (Special Mention)—A business credit that is not acceptable within the Company’s loan origination criteria; cash flow may not be adequate or is continually inconsistent to service current debt; financial condition has deteriorated as company trends/management have become inconsistent; the company is slow in furnishing quality financial information; working capital needs of the company are reliant on short-term borrowings; personal guarantees are weak and/or with little or no liquidity; the net worth of the company has deteriorated after recent or continued losses; the loan has potential weaknesses that require the Company’s close attention; payment delinquencies becoming more serious; if left uncorrected, these potential weaknesses may, at some future date, result in deterioration of repayment prospects.

Risk Grade 8 (Substandard)—A business credit that is inadequately protected by the current financial net worth and paying capacity of the obligor or of the collateral pledged, if any; management has deteriorated or has become non-existent; quality financial information is unattainable; a high level of maintenance is required by the Company; cash flow can no longer support debt requirements; loan payments are continually and/or severely delinquent; negative net worth; personal guaranty has become insignificant; a credit that has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. The Company still expects a full recovery of all contractual principal and interest payments; however, a possibility exists that the Company will sustain some loss if deficiencies are not corrected.

Risk Grade 9 (Substandard-Nonaccrual)—A business credit accounted for on a nonaccrual basis that has all the weaknesses inherent in a loan classified as Risk Grade 8 with the added characteristic that the weaknesses are so pronounced that, on the basis of current financial information, conditions, and values, collection in full is highly questionable; a partial loss is possible and interest is no longer being accrued. This loan meets the definition of an impaired loan. The risk of loss requires analysis to determine whether a valuation allowance needs to be established.

Risk Grade 10 (Doubtful)—A business credit that has all the weaknesses inherent in a loan classified as Risk Grade 8 and interest is no longer being accrued, but additional deficiencies make it highly probable that liquidation will not satisfy the majority of the obligation; the primary source of repayment is nonexistent and there is doubt as to the value of the secondary source of repayment; the possibility of loss is likely, but current pending factors could strengthen the credit. This loan meets the definition of an impaired loan. A loan charge-off is recorded when management deems an amount uncollectible; however, the Company will establish a valuation allowance for probable losses, if required.

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

The following table presents the recorded investment of the commercial loan portfolio (excluding PCI loans) by risk category at December 31, 2019 and 2018:

	2019				2018
		Commercial	Construction			Commercial	Construction
		Real	and Land			Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total	Commercial	Estate	Development	Total
Acceptable credit quality	$1,005,442	$1,398,400	$194,992	$2,598,834	$748,296	$1,536,127	$218,798	$2,503,221
Special mention	17,435	18,450	2,420	38,305	35,103	15,306	3,448	53,857
Substandard	23,387	67,805	1,250	92,442	14,139	46,976	—	61,115
Substandard – nonaccrual	5,843	21,742	1,304	28,889	8,489	21,494	1,171	31,154
Doubtful	—	—	—	—	—	—	—	—
Not graded	—	—	3,090	3,090	—	—	481	481
Total (excluding PCI)	$1,052,107	$1,506,397	$203,056	$2,761,560	$806,027	$1,619,903	$223,898	$2,649,828

The Company evaluates the credit quality of its other loan portfolio based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be impaired for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio (excluding PCI loans) based on the credit risk profile of loans that are performing and loans that are impaired at December 31, 2019 and 2018:

	2019				2018
	Residential		Lease		Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total	Real Estate	Consumer	Financing	Total
Performing	$546,630	$708,528	$330,988	$1,586,146	$562,019	$610,839	$263,094	$1,435,952
Impaired	9,024	376	1,593	10,993	7,270	569	957	8,796
Total (excluding PCI)	$555,654	$708,904	$332,581	$1,597,139	$569,289	$611,408	$264,051	$1,444,748

Impaired Loans

Impaired loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. Impaired loans at December 31, 2019 and 2018 do not include $42.7 million and $43.0 million, respectively, of PCI loans. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

There was no interest income recognized on nonaccrual loans during 2019, 2018 and 2017 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.2 million, $1.8 million and $860,000 in 2019, 2018 and 2017, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $117,000, $97,000 and $85,000 in 2019, 2018 and 2017, respectively.

The following table presents impaired loans (excluding PCI loans) by portfolio and related valuation allowance, at December 31, 2019 and 2018:

	2019			2018
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$4,562	$4,672	$3,632	$7,945	$8,102	$4,448
Commercial real estate	14,603	17,765	6,068	7,496	13,844	523
Construction and land development	104	150	14	171	171	54
Residential real estate	5,319	6,138	734	4,055	4,662	554
Consumer	368	488	39	428	444	45
Lease financing	1,258	1,259	278	766	766	361
Total impaired loans with a valuation allowance	26,214	30,472	10,765	20,861	27,989	5,985
Impaired loans with no related valuation allowance:
Commercial	1,716	5,210	—	983	4,392	—
Commercial real estate	8,859	15,716	—	16,372	16,921	—
Construction and land development	1,245	1,252	—	1,136	1,136	—
Residential real estate	3,705	4,413	—	3,215	3,516	—
Consumer	8	9	—	141	145	—
Lease financing	335	335	—	191	191	—
Total impaired loans with no related valuation allowance	15,868	26,935	—	22,038	26,301	—
Total impaired loans:
Commercial	6,278	9,882	3,632	8,928	12,494	4,448
Commercial real estate	23,462	33,481	6,068	23,868	30,765	523
Construction and land development	1,349	1,402	14	1,307	1,307	54
Residential real estate	9,024	10,551	734	7,270	8,178	554
Consumer	376	497	39	569	589	45
Lease financing	1,593	1,594	278	957	957	361
Total impaired loans (excluding PCI)	$42,082	$57,407	$10,765	$42,899	$54,290	$5,985

The difference between a loan’s recorded investment and the unpaid principal balance represents: (1) a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan’s principal balance and management’s assessment that the full collection of the loan balance is not likely and/or (2) payments received on nonaccrual loans that are fully applied to principal on the loan’s recorded investment as compared to being applied to principal and interest on the unpaid customer principal and interest balance. The difference between the recorded investment and the unpaid principal balance was $15.3 million and $11.4 million at December 31, 2019 and 2018, respectively.

The average balance of impaired loans (excluding PCI loans) and interest income recognized on impaired loans during the years ended December 31, 2019, 2018 and 2017 are included in the table below:

	2019		2018		2017
		Interest Income		Interest Income		Interest Income
	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on	Recorded	While on
(dollars in thousands)	Investment	Impaired Status	Investment	Impaired Status	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$4,737	$28	$8,359	$30	$2,969	$15
Commercial real estate	16,786	77	8,082	45	5,408	70
Construction and land development	113	—	175	3	83	4
Residential real estate	5,528	33	3,855	41	3,854	38
Consumer	505	—	360	—	299	—
Lease financing	1,259	—	766	—	1,064	—
Total impaired loans with a valuation allowance	28,928	138	21,597	119	13,677	127
Impaired loans with no related valuation allowance:
Commercial	2,029	—	1,233	—	2,369	—
Commercial real estate	9,631	12	16,253	22	16,822	—
Construction and land development	1,254	3	1,152	—	815	—
Residential real estate	3,993	17	3,348	22	2,055	3
Consumer	10	1	95	—	13	—
Lease financing	335	—	191	—	282	—
Total impaired loans with no related valuation allowance	17,252	33	22,272	44	22,356	3
Total impaired loans:
Commercial	6,766	28	9,592	30	5,338	15
Commercial real estate	26,417	89	24,335	67	22,230	70
Construction and land development	1,367	3	1,327	3	898	4
Residential real estate	9,521	50	7,203	63	5,909	41
Consumer	515	1	455	—	312	—
Lease financing	1,594	—	957	—	1,346	—
Total impaired loans (excluding PCI)	$46,180	$171	$43,869	$163	$36,033	$130

The aging status of the recorded investment in loans by portfolio (excluding PCI loans) at December 31, 2019 and 2018 are included in the table below:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
(dollars in thousands)	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
December 31, 2019
Commercial	$5,910	$3,086	$—	$5,843	$14,839	$1,037,268	$1,052,107
Commercial real estate	2,895	399	—	21,742	25,036	1,481,361	1,506,397
Construction and land development	1,539	72	—	1,304	2,915	200,141	203,056
Residential real estate	588	1,561	145	7,796	10,090	545,564	555,654
Consumer	6,701	4,154	—	341	11,196	697,708	708,904
Lease financing	1,783	1,188	218	1,375	4,564	328,017	332,581
Total loans (excluding PCI)	$19,416	$10,460	$363	$38,401	$68,640	$4,290,059	$4,358,699

December 31, 2018
Commercial	$4,013	$2,581	$4	$8,489	$15,087	$790,940	$806,027
Commercial real estate	1,667	945	149	21,494	24,255	1,595,648	1,619,903
Construction and land development	989	—	85	1,171	2,245	221,653	223,898
Residential real estate	1,292	728	566	5,894	8,480	560,809	569,289
Consumer	5,211	2,533	51	388	8,183	603,225	611,408
Lease financing	4,322	932	206	751	6,211	257,840	264,051
Total loans (excluding PCI)	$17,494	$7,719	$1,061	$38,187	$64,461	$4,030,115	$4,094,576

Troubled Debt Restructurings

Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest and are greater than $50,000 are individually evaluated for impairment, on a quarterly basis, and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The allowance for loan losses on TDRs totaled $2.0 million and $557,000 as of December 31, 2019 and 2018, respectively. The Company had no unfunded commitments in connection with TDRs at December 31, 2019 and 2018.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio (excluding PCI loans) at December 31, 2019 and 2018:

	2019			2018
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$435	$369	$804	$435	$406	$841
Commercial real estate	1,720	9,834	11,554	2,225	9,103	11,328
Construction and land development	45	167	212	51	—	51
Residential real estate	1,083	1,993	3,076	810	853	1,663
Consumer	35	—	35	130	—	130
Lease financing	—	55	55	—	—	—
Total loans (excluding PCI)	$3,318	$12,418	$15,736	$3,651	$10,362	$14,013
(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans by portfolio that were restructured during the years ended December 31, 2019, 2018 and 2017 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the years ended December 31, 2019, 2018 and 2017:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the year ended December 31, 2019:
Troubled debt restructurings:
Number of loans	1	3	2	25	5	1	37
Pre-modification outstanding balance	$249	$1,924	$221	$1,422	$26	$55	$3,897
Post-modification outstanding balance	249	1,322	167	1,322	25	55	3,140

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the year ended December 31, 2018:
Troubled debt restructurings:
Number of loans	2	2	—	7	25	—	36
Pre-modification outstanding balance	$423	$1,571	$—	$708	$130	$—	$2,832
Post-modification outstanding balance	408	1,565	—	696	130	—	2,799

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the year ended December 31, 2017:
Troubled debt restructurings:
Number of loans	1	1	—	4	—	—	6
Pre-modification outstanding balance	$362	$323	$—	$528	$—	$—	$1,213
Post-modification outstanding balance	299	323	—	508	—	—	1,130

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

Purchased Credit Impaired Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Accretable yield of PCI loans, or income expected to be collected, for the years ended December 31, 2019, 2018 and 2017 were as follows:

(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$12,240	$5,732	$9,035
New loans purchased – HomeStar acquisition	427	—	—
New loans purchased – Alpine acquisition	—	6,095	—
New loans purchased – Centrue acquisition	—	—	1,929
Accretion	(6,423)	(6,092)	(5,546)
Other adjustments (including maturities, charge-offs and impact of changes in timing of expected cash flows)	3,785	2,682	120
Reclassification from non-accretable	2,038	3,823	194
Balance, end of period	$12,067	$12,240	$5,732

Accretion recorded as loan interest income totaled $6.4 million, $6.1 million and $5.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table presents, by loan portfolio, a summary of changes in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for loan losses in 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for loan losses	3,852	7,939	(53)	1,392	1,767	2,088	16,985
Charge-offs	(3,412)	(3,339)	(44)	(1,076)	(1,946)	(2,251)	(12,068)
Recoveries	67	949	15	142	667	368	2,208
Balance, end of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028

Changes in allowance for loan losses in 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for loan losses	4,941	(207)	(227)	(517)	2,156	3,284	9,430
Charge-offs	(1,236)	(492)	—	(361)	(1,876)	(3,024)	(6,989)
Recoveries	563	378	81	169	530	310	2,031
Balance, end of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903

Changes in allowance for loan losses in 2017:
Balance, beginning of period	$5,920	$3,225	$345	$2,929	$930	$1,513	$14,862
Provision for loan losses	(118)	7,879	110	1	954	730	9,556
Charge-offs	(737)	(6,552)	—	(698)	(794)	(1,041)	(9,822)
Recoveries	191	492	63	518	254	317	1,835
Balance, end of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431

The following table presents, by loan portfolio, details regarding the balance in the allowance for loan losses and the recorded investment in loans at December 31, 2019 and 2018 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
December 31, 2019:

Allowance for loan losses:
Loans individually evaluated for impairment	$3,563	$5,968	$—	$290	$—	$156	$9,977
Loans collectively evaluated for impairment	69	100	14	444	39	122	788
Non-impaired loans collectively evaluated for impairment	6,380	3,643	272	1,269	2,500	2,016	16,080
Loans acquired with deteriorated credit quality (1)	19	561	4	496	103	—	1,183
Total allowance for loan losses	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$5,767	$22,698	$1,245	$5,329	$—	$697	$35,736
Impaired loans collectively evaluated for impairment	511	764	104	3,695	376	896	6,346
Non-impaired loans collectively evaluated for impairment	1,045,829	1,482,935	201,707	546,630	708,528	330,988	4,316,617
Loans acquired with deteriorated credit quality (1)	3,078	20,107	5,677	12,637	1,212	—	42,711
Total recorded investment (loan balance)	$1,055,185	$1,526,504	$208,733	$568,291	$710,116	$332,581	$4,401,410

December 31, 2018:

Allowance for loan losses:
Loans individually evaluated for impairment	$4,405	$476	$48	$233	$—	$330	$5,492
Loans collectively evaluated for impairment	43	47	6	321	45	31	493
Non-impaired loans collectively evaluated for impairment	4,971	3,356	318	1,051	1,926	1,728	13,350
Loans acquired with deteriorated credit quality (1)	105	844	—	436	183	—	1,568
Total allowance for loan losses	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$8,520	$23,431	$1,249	$3,929	$5	$668	$37,802
Impaired loans collectively evaluated for impairment	408	437	58	3,341	564	289	5,097
Non-impaired loans collectively evaluated for impairment	797,099	1,596,035	222,591	562,019	610,839	263,094	4,051,677
Loans acquired with deteriorated credit quality (1)	4,857	19,252	8,331	8,759	1,776	—	42,975
Total recorded investment (loan balance)	$810,884	$1,639,155	$232,229	$578,048	$613,184	$264,051	$4,137,551

(1)	Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date, and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

Note 6 – Premises and Equipment, Net

A summary of premises and equipment at December 31, 2019 and 2018 is as follows:

(dollars in thousands)	2019	2018
Land	$19,123	$20,231
Buildings and improvements	77,296	76,141
Furniture and equipment	31,846	29,858
Total	128,265	126,230
Accumulated depreciation	(37,210)	(31,390)
Premises and equipment, net	$91,055	$94,840

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $6.6 million, $6.2 million, and $5.0 million, respectively.

During the third quarter of 2019, the Company committed to a branch network consolidation plan, which included the closing of one facility and consolidation of two additional facilities during the fourth quarter of 2019 as a result of the acquisition of HomeStar, as further discussed in Note 2 to the consolidated financial statements. The Company also planned to consolidate three other existing facilities in other areas of its footprint; one of which closed in

2019 and the remaining two facilities closed in the first quarter of 2020. Consequently, during the year ended December 31, 2019, the Company recorded $3.2 million of asset impairment on banking facilities to be closed, which was recognized in other expense in the consolidated statements of income. Assets held for sale were $4.0 million and $1.7 million at December 31, 2019 and 2018, respectively, which are included in other assets in our consolidated balance sheets.

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

The operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and the operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

The Company has operating leases for banking centers and operating facilities. Our leases have remaining lease terms of 2 months to 13 years, some of which may include options to extend the lease terms for up to an additional 5 years. The options to extend are included if they are reasonably certain to be exercised.

As of December 31, 2019, operating lease ROU assets totaled $14.2 million and operating lease liabilities totaled $15.4 million.

Information related to operating leases for the year ended December 31, 2019 was as follows:

(dollars in thousands)	2019
Operating lease cost	$2,752
Operating cash flows related to leases	3,241
Right-of-use assets obtained in exchange for lease obligations	18,482
Weighted average remaining lease term	8.01 years
Weighted average discount rate	2.98%

Net rent expense under operating leases included in occupancy and equipment expense was $2.7 million, $3.2 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The projected minimum rental payments under the terms of the leases as of December 31, 2019 are as follows:

(dollars in thousands)	Amount
Year ending December 31:
2020	$2,814
2021	2,854
2022	2,677
2023	2,120
2024	1,340
Thereafter	5,588
Total future minimum lease payments	17,393
Less imputed interest	(2,024)
Total operating lease liabilities	$15,369

Note 8 – Loan Servicing Rights

Commercial FHA Mortgage Loan Servicing

The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of approximately $4.08 billion and $3.98 billion at December 31, 2019 and 2018, respectively. Changes in our commercial FHA mortgage servicing rights were as follows for the years ended December 31, 2019, 2018 and 2017:

(dollars in thousands)	2019	2018	2017
Loan servicing rights:
Balance, beginning of period	$56,252	$55,714	$52,006
Originated servicing	4,124	3,174	6,287
Amortization	(2,739)	(2,636)	(2,579)
Balance, end of period	57,637	56,252	55,714
Valuation allowances:
Balance, beginning of period	2,805	3,254	1,712
Additions	2,698	931	1,542
Reductions	(559)	(1,380)	—
Balance, end of period	4,944	2,805	3,254
Loan servicing rights, net	$52,693	$53,447	$52,460
Fair value:
At beginning of period	$53,447	$52,460	$50,294
At end of period	$52,693	$53,447	$52,460

The following table is a summary of key assumptions, representing both general economic and other published information and the weighted average characteristics of the commercial portfolio, used in the valuation of servicing rights at December 31, 2019 and 2018. Assumptions used in the prepayment rate consider many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement.

			Remaining
	Servicing	Interest	Years to	Prepayment	Servicing	Discount
	Fee	Rate	Maturity	Rate	Cost	Rate
December 31, 2019:
Commercial FHA mortgage loans	0.12%	3.68%	29.9	8.20%	$1,000	10 - 14%

December 31, 2018:
Commercial FHA mortgage loans	0.13%	3.67%	30.1	8.24%	$1,000	10 - 14%

United States Small Business Administration Loan Servicing

As a result of the acquisition of HomeStar, as further discussed in Note 2 to the consolidated financial statements, the Company acquired SBA loan servicing rights. At December 31, 2019, the Company serviced SBA loans for others with unpaid principal balances of $48.2 million. At December 31, 2019, SBA loan servicing rights of $1.1 million are reflected in loan servicing rights in the consolidated balance sheet.

Residential Mortgage Loan Servicing

At December 31, 2019 and 2018, the Company serviced residential mortgage loans for others with unpaid principal balances of $381.6 million and $897.6 million, respectively. During the years ended December 31, 2019 and 2018, the Company sold mortgage servicing rights held for sale of $3.3 million and $10.2 million, respectively. There were no sales of mortgage servicing rights held for sale during the year ended December 31, 2017. During the year ended December 31, 2017, the Company recognized a $4.1 million loss to reflect certain residential mortgage servicing rights classified as held for sale at the lower of their carrying value or fair value less estimated costs to sell, which were sold on January 2, 2018. Subsequent to the sale, the Company transferred all remaining residential mortgage servicing rights to mortgage servicing rights held for sale. At December 31, 2019, total residential mortgage servicing rights of $2.0 million are reflected in mortgage servicing rights held for sale in the consolidated balance sheet.

Note 9 – Goodwill and Other Intangible Assets, Net

At December 31, 2019 and 2018, goodwill totaled $171.8 million and $164.7 million, respectively, reflecting an increase of $7.1 million as a result of the acquisition of HomeStar, as further discussed in Note 2 to the consolidated financial statements. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its most recent annual goodwill impairment test as of September 30, 2019 and concluded that no impairment existed as of that date.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2019 and 2018.

(dollars in thousands)	2019	2018
Banking	$156,120	$149,035
Commercial FHA origination and servicing	10,892	10,892
Wealth management	4,746	4,746
Total goodwill	$171,758	$164,673

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, at December 31, 2019 and 2018 are summarized as follows:

	2019			2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$57,012	$(30,674)	$26,338	$52,712	$(24,803)	$27,909
Customer relationship intangibles	14,071	(5,523)	8,548	13,771	(4,304)	9,467
Total intangible assets	$71,083	$(36,197)	$34,886	$66,483	$(29,107)	$37,376

In conjunction with the acquisition of HomeStar, the Company recorded $4.3 million of core deposit intangibles and $300,000 of customer relationship intangibles, which are being amortized on an accelerated basis over an estimated useful life of 12 years and six years, respectively.

Amortization of intangible assets was $7.1 million, $7.0 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2020	$6,504
2021	5,675
2022	4,900
2023	4,125
2024	3,563
Thereafter	10,119
Total	$34,886

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

The following tables summarize the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at December 31, 2019 and 2018:

	Notional Amount		Fair Value Gain
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$222,654	$264,710	$3,350	$4,492
Forward commitments to sell mortgage-backed securities	221,052	276,871	—	—
Total	$443,706	$541,581	$3,350	$4,492

	Notional Amount		Fair Value Loss
(dollars in thousands)	2019	2018	2019	2018
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$—	$54	$—	$—

During the years ended December 31, 2019, 2018 and 2017, the Company recognized net losses of $1.1 million, $2.0 million and $16,000, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.0 million and $9.5 million at December 31, 2019 and 2018, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $306,000 and $145,000 at December 31, 2019 and 2018, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 11 – Deposits

The following table summarizes the classification of deposits at December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Noninterest-bearing demand	$1,019,472	$972,164
Interest-bearing:
Checking	1,342,788	1,002,275
Money market	787,662	862,171
Savings	522,456	442,132
Time	871,876	795,428
Total deposits	$4,544,254	$4,074,170

Included in time deposits are time certificates of $250,000 or more and brokered certificates of deposits of $122.7 million and $49.7 million as of December 31, 2019, respectively, and $76.0 million and $161.6 million as of December 31, 2018, respectively.

Investment securities with a carrying amount of $234.1 million and $182.4 million were pledged for public deposits at December 31, 2019 and 2018, respectively. Standby letters of credit issued by the FHLB on our behalf of $80.0 million and $120.0 million were pledged for public deposits at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Year ending December 31,
2020	$507,606
2021	306,376
2022	32,304
2023	18,204
2024	7,367
Thereafter	19
Total	$871,876

Note 12 – Short-Term Borrowings

The following table summarizes the distribution of short-term borrowings and related weighted average interest rates for each of the years ended December 31, 2019 and 2018:

	Repurchase Agreements
(dollars in thousands)	2019	2018
Outstanding at period-end	$82,029	$124,235
Average amount outstanding	121,168	138,135
Maximum amount outstanding at any month end	138,907	173,387
Weighted average interest rate:
During period	0.69%	0.51%
End of period	0.67%	0.71%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $87.4 million and $132.2 million at December 31, 2019 and 2018, respectively, were pledged for securities sold under agreements to repurchase.

The Company had lines of credit of $21.6 million and $56.8 million at December 31, 2019 and 2018, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $24.3 million and $67.6 million at December 31, 2019 and 2018, respectively. There were no outstanding borrowings at December 31, 2019 and 2018.

At December 31, 2019, the Company had federal funds lines of credit totaling $20.0 million. These lines of credit were unused at December 31, 2019.

Note 13 – FHLB Advances and Other Borrowings

The following table summarizes our FHLB advances and other borrowings at December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Midland States Bancorp, Inc.
Term loan – variable interest rate equal to LIBOR plus 2.25%, which was 4.63% at December 31, 2018	$—	$32,840
Series G redeemable preferred stock – 181 shares at $1,000 per share	181	181
Midland States Bank
FHLB advances – fixed rate, fixed term of $28.0 million and $87.7 million, at rates averaging 2.56% and 2.35% at December 31, 2019 and 2018, respectively – maturing through June 2023, and putable fixed rate of $465.0 million and $520.0 million at rates averaging 2.34% and 2.09% at December 31, 2019 and 2018, respectively, – maturing through August 2025 with call provisions through August 2021	493,130	607,610
Total FHLB advances and other borrowings	$493,311	$640,631

In May 2017, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $10.0 million and a term loan in the original principal amount of $40.0 million. The term loan had a maturity date of May 25, 2020. In September 2019, the Company paid off the term loan and terminated the revolving line of credit.

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling $1.94 billion and $2.22 billion at December 31, 2019 and 2018, respectively.

Contractual payments over the next five years for FHLB advances and other borrowings were as follows:

(dollars in thousands)	Amount
2020	$3,897
2021	8,385
2022	65,754
2023	235,094
2024	100,000
Thereafter	80,181
Total	$493,311

Note 14 – Subordinated Debt

The following table summarizes the Company’s subordinated debt at December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Subordinated debt issued June 2015 – fixed interest rate of 6.00% through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $38,325 and $40,325 at December 31, 2019 and 2018, respectively – maturing June 18, 2025	$38,273	$39,871
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 and $15,000 at December 31, 2019 and 2018, respectively – maturing June 18, 2025	544	14,831
Subordinated debt issued October 2017 - fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 – maturing October 15, 2027	39,496	39,432
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 – maturing September 30, 2029	71,549	—
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 – maturing September 30, 2034	26,791	—
Total subordinated debt	$176,653	$94,134

In June 2015, the Company issued, through a private placement, $55.3 million aggregate principal amount of subordinated debentures. The transaction was structured in two tranches: (1) $40.3 million, maturing on June 18, 2025 with a redemption option on or after June 18, 2020, with a fixed rate of interest of 6.00% for the first five years, payable semiannually in arrears beginning December 18, 2015, and a floating rate of interest equivalent to the three-month LIBOR plus 435 basis points thereafter, payable quarterly beginning on September 18, 2020; and (2) $15.0 million, maturing on June 18, 2025, with a fixed rate of interest of 6.50%, payable semiannually in arrears beginning December 18, 2015. The value of the subordinated debentures was reduced by $0.9 million of debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date of the subordinated debentures. During the fourth quarter of 2019, the Company repurchased $2.0 million of the $40.3 million subordinated debentures and $14.5 million of the $15.0 million subordinated debentures and recognized losses of $1.4 million and $0.4 million, respectively, which included the premium paid for the repurchase and the remaining unamortized debt issuance costs on such repurchases, in other noninterest expense in the consolidated statements of income.

On October 13, 2017, the Company issued, through a private placement, $40.0 million aggregate principal amount of subordinated debentures with a maturity date of October 15, 2027. The subordinated debentures bear a fixed rate of interest of 6.25% for the first five years, payable semiannually in arrears beginning April 15, 2018, and a floating rate of interest equal to the three-month LIBOR plus 422.9 basis points thereafter, payable quarterly in arrears beginning January 15, 2023.  The subordinated debentures will be redeemable by the Company, in whole or in part, on or after October 15, 2022, and are not subject to redemption at the option of the holders. The value of the subordinated debentures was reduced by $0.6 million of debt issuance costs, which are being amortized on a straight line basis through the maturity of the subordinated debentures.

On September 20, 2019, the Company issued, through a private placement, $100.0 million aggregate principal amount of subordinated debentures. The transaction was structured in two tranches: (1) $72.75 million, maturing on September 30, 2029 with a redemption option on or after September 30, 2024, with a fixed rate of interest of 5.00% for the first five years, payable semiannually in arrears beginning March 30, 2020, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus 361.0 basis points thereafter, payable quarterly in arrears beginning on December 30, 2024; and (2) $27.25 million, maturing on September 30, 2034 with a redemption option on or after September 30, 2029, with a fixed rate of interest of 5.50% for the first ten years, payable semiannually in arrears beginning March 30, 2020, and a floating rate of interest equivalent to the three-month SOFR plus 404.5 basis points thereafter, payable quarterly in arrears beginning on December 30, 2029. The value of the subordinated debentures was reduced by $1.6 million of debt issuance costs, which are being amortized on a straight line basis through the redemption option of the subordinated debentures.

All of the subordinated debentures mentioned above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 15 – Trust Preferred Debentures

The following table summarizes the Company’s trust preferred debentures at December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 4.68% and 5.23% at December 31, 2019 and 2018, respectively – $10,310 maturing April 23, 2034	$10,274	$10,272
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 4.79% and 5.37%, at December 31, 2019 and 2018, respectively – $3,093 maturing January 23, 2034	2,263	2,209
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 3.64% and 4.54% at December 31, 2019 and 2018, respectively – $20,619 maturing December 31, 2036	14,251	14,074
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 3.36% and 4.21% at December 31, 2019 and 2018, respectively – $20,619 maturing September 6, 2037	13,428	13,249
Centrue Statutory Trust II - variable interest rate equal to LIBOR plus 2.65%, which was 4.55% and 5.44% at December 31, 2019 and 2018, respectively - $10,310 maturing June 17, 2034	8,072	7,990
Total trust preferred debentures	$48,288	$47,794

On March 26, 2004, the Company formed Midland States Preferred Securities Trust (“Midland Trust”), a statutory trust under the Delaware Statutory Trust Act. Midland Trust issued a pool of $10.0 million of floating rate cumulative trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $10.3 million of subordinated debentures to the Midland Trust in exchange for ownership of all the common securities of the Midland Trust. The Company is not considered the primary beneficiary of the Midland Trust; therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures, net of unamortized debt issuance costs, are shown as a liability. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

In conjunction with the acquisition of Grant Park Bancshares, Inc. (“Grant Park”) on June 5, 2013, the Company assumed $3.1 million of subordinated debentures that were recorded at a fair value of $1.8 million at the time of acquisition. On December 19, 2003, Grant Park Statutory Trust I (“Grant Park Trust”) issued 3,000 shares of preferred securities with a liquidation amount of $1,000 per security. Grant Park issued $3.1 million of subordinated debentures to the Grant Park Trust in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of the Grant Park Trust; therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures, net of unamortized purchase discount, are shown as a liability. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

In conjunction with the acquisition of Love Savings Holding Company (“LSHC”) on December 31, 2014, the Company assumed $41.2 million of subordinated debentures that were recorded at a fair value of $26.1 million at the time of acquisition. On November 30, 2006, Love Savings/Heartland Capital Trust III (“LSHC Trust III”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC issued $20.6 million of subordinated debentures to LSHC Trust III in exchange for ownership of all the common securities of the trust. On June 6, 2007, Love Savings/Heartland Capital Trust IV (“LSHC Trust IV”) issued 20,000 shares of capital securities with a liquidation amount of $1,000 per security. LSHC issued $20.6 million of subordinated debentures to LSHC Trust IV in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of LSHC Trust III or LSHC Trust IV; therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures, net of unamortized purchase discount, are shown as a liability. The Company’s investment in the common stock of the trusts was $1.2 million and is included in other assets.

In conjunction with the acquisition of Centrue on June 9, 2017, as further discussed in Note 2 to the consolidated financial statements, the Company assumed $10.3 million of subordinated debentures that were recorded at a fair value of $7.6 million at the time of acquisition. In April 2004, Centrue Statutory Trust II (“Centrue Trust II”) issued 10,000 shares of trust preferred securities with a liquidation amount of $1,000 per preferred security. Centrue issued $10.3 million of subordinated debentures to Centrue Trust II in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of Centrue Trust II; therefore, the trust is not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures, net of unamortized purchase discount, are shown as a liability, and the Company’s investment in the common stock of Centrue Trust II of $310,000 is included in other assets.

For all of the debentures mentioned above, interest is payable quarterly. The debentures and the common securities issued by each of the trusts are redeemable in whole or in part on dates each quarter at the redemption price plus interest accrued to the redemption date, as specified in the trust indenture document. The debentures are also redeemable in whole or in part from time to time upon the occurrence of “special events” defined within the indenture document. Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities, and, with certain exceptions, prevent the Company from declaring or paying cash distributions on common stock or debt securities that rank pari passu or junior to the subordinated debentures.

All of the subordinated debentures mentioned above may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 16 – Income Taxes

The components of income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows:

(dollars in thousands)	2019	2018	2017
Federal:
Current	$2,318	$55	$(696)
Deferred	8,287	6,748	11,632
State:
Current	1,761	807	(921)
Deferred	4,321	3,774	400
Total income tax expense	$16,687	$11,384	$10,415

The Company’s income tax expense differed from the statutory federal rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 as follows:

(dollars in thousands)	2019	2018	2017
Expected income taxes	$15,218	$10,665	$9,244
Less income tax effect of:
Tax exempt interest, net	(1,362)	(1,441)	(1,635)
State tax, net of federal benefit	4,805	4,028	(110)
Increase in cash surrender value of life insurance policies	(764)	(854)	(969)
Equity-based compensation benefit	(484)	(62)	(1,297)
Non-deductible transaction costs	110	71	389
Valuation allowance	62	(409)	(229)
Effect of federal rate change enacted in 2017	—	—	4,540
Other	(898)	(614)	482
Actual income tax expense	$16,687	$11,384	$10,415

Deferred tax assets, net in the accompanying consolidated balance sheets at December 31, 2019 and 2018 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2019	2018
Assets:
Allowance for loan losses	$7,708	$5,748
Deferred compensation	2,332	2,158
Loans	5,386	6,579
Write-down of other real estate owned	469	563
Tax credits	1,049	1,041
Nonaccrual interest	782	730
Unrealized loss on securities	—	802
Stock compensation	588	700
Net operating losses	15,510	17,417
Accrued litigation	—	179
Allowance for repurchase reserves	—	135
Allowance for unfunded commitments	—	319
Fair value adjustment on investments	1,217	1,330
Charitable contributions	—	202
Operating lease liabilities	4,227	—
Other, net	1,122	720
Deferred tax assets	40,390	38,623
Valuation allowance	(62)	—
Deferred tax assets, net of valuation allowance	40,328	38,623
Liabilities:
Premises and equipment	1,735	3,522
Unrealized gain on securities	2,846	—
Mortgage servicing rights	11,436	11,460
Fair value adjustment on trust preferred debentures	4,560	4,694
Federal Home Loan Bank stock dividends	—	391
Deferred loan costs, net of fees	3,539	1,495
Intangible assets	8,380	8,741
Accounting method changes	—	74
Prepaid expenses	708	708
Software development costs	1,638	1,667
Leased equipment	12,313	4,351
Operating lease right-of-use assets	3,912	—
Other, net	539	269
Deferred tax liabilities	51,606	37,372
Deferred tax (liabilities) assets, net	$(11,278)	$1,251

At December 31, 2019 and 2018, the accumulation of the prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

The Company had $58.8 million of federal net operating loss carryforwards expiring 2021 through 2035, $41.5 million of Illinois post-apportioned net operating loss carryforwards expiring 2023 through 2026, and $58.8 million of Missouri pre-apportioned net operating loss carryforwards expiring 2021 through 2035, at December 31, 2019. The utilization of the federal and Missouri net operating losses are subject to the limitations of Internal Revenue Code Section 382.

The Company has a federal alternative minimum tax credit carryforward of $1.6 million that can be carried forward indefinitely and became a refundable credit with the enactment of the Tax Cuts and Jobs Act (“H.R.1”) on December 22, 2017. As of December 31, 2019 and 2018, this credit is not reflected in deferred tax assets and is presented in income taxes receivable.

The Company has state tax credit carryforwards of $1.3 million with a five year carryforward period, expiring between 2020 and 2024. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.

As a result of the enactment of the H.R.1 on December 22, 2017, the Company was required to write down deferred tax assets by $4.5 million. Following the guidance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), the write down of the deferred tax assets was determined using reasonable estimates for certain effects of tax reform, and the Company recorded the amount of the write down as a provisional amount at December 31, 2017. The final analysis of the impact of H.R.1 was completed once the Company finalized its 2017 tax returns in the third quarter of 2018. The results of this analysis yielded an immaterial true-up to the $4.5 million provisional estimate previously recorded in 2017.

We had no unrecognized tax benefits as of December 31, 2019 and 2018, and did not recognize any increase of unrecognized benefits during 2019 relative to any tax positions taken during the year.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2019 and 2018.

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2019, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to capital loss carryforwards. A valuation allowance in the amount of $62,000 was established at December 31, 2019 for the estimated capital losses that will not be able to be utilized in the future. For the Company’s remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2016 through 2018 and by state taxing authorities are 2015 through 2018.

Note 17 – Retirement Plans

We sponsor the Midland States Bank 401(k) Profit Sharing Plan which provides retirement benefits to substantially all of our employees. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2019, 2018 and 2017. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company matches 50% of employee contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.7 million, $1.8 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Certain directors and executive officers participate in a nonqualified deferred compensation arrangement. Through May 1, 2019, we matched 25% of the amount deferred by directors who deferred all of their director fees into a Company stock unit account. At December 31, 2019 and 2018, the accrued liability for these arrangements totaled $5.0 million and $4.2 million, respectively, and was reflected in other liabilities in the consolidated balance sheets.

Expenses associated with these arrangements were $845,000, $754,000 and $659,000 for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, there were distributions made of $122,000, $356,000 and $100,000, respectively.

In November 2015, the Company entered into a supplemental retirement agreement with its former Chief Executive Officer (“Former CEO”). Pursuant to the agreement, the Former CEO received a supplemental retirement payment in 2019 equal to $298,000 and is eligible to receive supplemental retirement payments in each of 2020 and 2021 equal to $238,400 and $178,800, respectively, of his final salary on December 31, 2018 (retirement date). The Company expensed $282,000 and $210,000 for the years ended December 31, 2018 and 2017, respectively, for this arrangement.

Midland participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory defined benefit pension plan for certain former employees of Heartland Bank who have met prescribed eligibility requirements. The multiple-employer plan operates as a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the amounts contributed by the participating institutions are maintained in the aggregate. The plan is funded based on an annual valuation performed by the plan administrator. Benefits under the plan were frozen in 2004. The funded status of the plan (market value of assets divided by funding target) was 119.55% as of July 1, 2019, the latest actuarial valuation date. Future costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits will be expensed as incurred. The minimum required contribution for these costs in 2019 and 2018 was $128,000 and $122,000, respectively.

Note 18 – Share-Based Compensation

The Company awards select employees and directors certain forms of share-based incentives under a long-term incentive plan approved by the Company’s shareholders. Most recently, on May 3, 2019, the shareholders approved the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (“2019 Incentive Plan”). The 2019 Incentive Plan made available 1,000,000 shares to be issued to selected employees and directors of, and service providers to, the Company or its subsidiaries. The granting of awards under this plan can be in the form of stock options, stock appreciation rights, stock awards and cash incentive awards. The awards are granted by the compensation committee, which is comprised of members of the board of directors.

Previously, the Company granted equity awards under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (“2010 Incentive Plan”). The 2010 Incentive Plan, originally effective October 18, 2010, was amended and restated effective February 2, 2016, which made available 2,000,000 shares (the initial 1,000,000 of which were eligible to be granted as incentive stock options) to be issued to select employees and directors in the form of stock options and other equity and cash based awards. Following approval of our 2019 Incentive Plan, no additional awards may be granted from our 2010 Incentive Plan; however, any previously granted award will remain subject to the terms of the 2010 Incentive Plan for so long as they remain outstanding.

Total compensation cost that has been charged against income under the plans was $2.0 million, $1.8 million and $1.8 million for 2019, 2018 and 2017, respectively

Restricted Stock

In 2019 and 2018, the Company granted 129,717 and 138,683 shares of restricted stock awards, respectively. These awards have a vesting period of four years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of grant.

A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

		Weighted
		average
	Number	grant date
	outstanding	fair value
Nonvested at December 31, 2018	197,717	$28.61
Granted during the year	129,717	27.67
Vested during the year	(57,652)	28.32
Forfeited during the year	(15,725)	27.88
Nonvested at December 31, 2019	254,057	$28.24

As of December 31, 2019, there was $6.6 million of total unrecognized compensation cost related to the nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 3.1 years.

The weighted average grant date fair value for restricted stock awards was $27.67, $28.47 and $31.03 during the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Options

The Company last granted stock options in 2017. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017
Dividend yield	2.50%
Expected volatility	16.63
Risk free interest rate	2.12
Expected life	6.25	years

The summary of our stock option activity during the years ended December 31, 2019 and 2018 is as follows:

	2019				2018
			Weighted				Weighted
		Weighted	average			Weighted	average
		average	remaining			average	remaining
		exercise	contractual			exercise	contractual
	Shares	price	life		Shares	price	life
Options outstanding, beginning of year	1,006,144	$19.48			1,148,537	$19.39
Options granted	—	—			—	—
Options exercised	(360,776)	16.46			(108,344)	16.42
Options forfeited	(22,246)	30.68			(34,049)	26.27
Options outstanding, end of year	623,122	$20.83	4.8	years	1,006,144	$19.48	4.9	years
Options exercisable	586,081	$20.40	4.6	years	885,817	$18.53	4.6	years
Options vested and expected to vest	619,032	$20.79	4.8	years	991,774	$19.38	4.9	years

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2019 was $5.0 million. As of December 31, 2019, there was $88,000 of total unrecognized compensation cost related to nonvested stock options granted under our 2019 and 2010 Incentive Plans. This cost is expected to be recognized over a period of ten months. The weighted average fair value of options granted during the year ended December 31, 2017 was $4.33.

The total intrinsic value and cash received from options exercised under share-based payment arrangements was $3.6 million and $5.9 million, respectively, for the year ended December 31, 2019, $1.6 million and $1.8 million, respectively, for the year ended December 31, 2018, and $2.3 million and $2.9 million, respectively, for the year ended December 31, 2017.

The following table summarizes information about the Company’s nonvested stock option activity for 2019:

		Weighted
		average
		grant date
Stock Options	Shares	fair value
Nonvested at December 31, 2018	120,327	$3.11
Granted	—	—
Vested	(66,924)	2.84
Forfeited	(16,362)	3.88
Nonvested at December 31, 2019	37,041	$3.26

Note 19 – Preferred Stock

Series G Preferred Stock

In conjunction with the acquisition of Centrue, as discussed in Note 2 to the consolidated financial statements, each share of Centrue’s Series B preferred stock was converted into the right to receive a share of a newly created series of Series G preferred stock of the Company, which are shown in FHLB advances and other borrowings in Note 13 to the consolidated financial statements. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series G preferred stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series H

On July 29, 2019, the Company redeemed, in whole, the shares of Series H preferred stock. The price paid by the Company for such shares was equal to $1,000 per share plus any unpaid dividends.

Note 20 – Earnings Per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the years ended December 31, 2019, 2018 and 2017 excluded antidilutive stock options of 91,097, 31,259 and 622, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective years. Presented below are the calculations for basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017:

(dollars in thousands, except share and per share data)	2019	2018	2017
Net income	$55,784	$39,421	$16,056
Preferred dividends declared	(191)	(330)	(184)
Preferred stock, premium amortization	145	189	101
Net income available to common shareholders	55,738	39,280	15,973
Common shareholder dividends	(23,389)	(19,838)	(13,922)
Unvested restricted stock award dividends	(210)	(139)	(86)
Undistributed earnings to unvested restricted stock awards	(267)	(123)	(11)
Undistributed earnings to common shareholders	$31,872	$19,180	$1,954
Basic
Distributed earnings to common shareholders	$23,389	$19,838	$13,922
Undistributed earnings to common shareholders	31,872	19,180	1,954
Total common shareholders earnings, basic	$55,261	$39,018	$15,876
Diluted
Distributed earnings to common shareholders	$23,389	$19,838	$13,922
Undistributed earnings to common shareholders	31,872	19,180	1,954
Total common shareholders earnings	55,261	39,018	15,876
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	2	2	—
Total common shareholders earnings, diluted	$55,263	$39,020	$15,876
Weighted average common shares outstanding, basic	24,288,793	23,130,475	17,781,631
Options	204,638	418,550	501,583
Weighted average common shares outstanding, diluted	24,493,431	23,549,025	18,283,214
Basic earnings per common share	$2.28	$1.69	$0.89
Diluted earnings per common share	2.26	1.66	0.87

Note 21 – Capital Requirements

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

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Common Equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).

Beginning on January 1, 2016, a capital conservation buffer became effective for banking organizations. The capital conservation buffer, which consists of Common Equity Tier 1 capital, is not a minimum capital requirement; however, the capital conservation buffer is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of January 1, 2019, in order to not be subject to required restrictions on dividends, share repurchases and discretionary bonus payments, banking organizations must maintain minimum ratios of (i) Common Equity Tier 1 capital to risk-weighted assets of at least 4.5% plus the 2.5% capital conservation buffer, (ii) Tier 1 capital to risk-weighted assets of at least 6.0% plus the 2.5% capital conservation buffer, (iii) Total capital to risk-weighted assets of at least 8.0% plus the 2.5% capital conservation buffer, and (iv) Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

At December 31, 2019, the Company and the Bank exceeded the regulatory minimums to which they were subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

At December 31, 2019 and 2018, the Company’s and the Bank’s actual and required capital ratios were as follows:

					Required to be
			Fully Phased-In		Well Capitalized Under
			Regulatory		Prompt Corrective
	Actual		Guidelines Minimum		Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$772,572	14.72%	$515,548	10.50%	N/A	N/A
Midland States Bank	648,291	13.22	515,035	10.50	$490,509	10.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	451,696	9.20	343,699	7.00	N/A	N/A
Midland States Bank	619,019	12.62	343,356	7.00	318,831	6.50
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	516,647	10.52	417,348	8.50	N/A	N/A
Midland States Bank	619,019	12.62	416,933	8.50	392,407	8.00
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	516,647	8.74	236,504	4.00	N/A	N/A
Midland States Bank	619,019	10.48	236,214	4.00	295,267	5.00

December 31, 2018
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	$584,409	12.79%	$479,781	10.50%	N/A	N/A
Midland States Bank	583,465	12.76	480,236	10.50	$457,368	10.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	400,480	8.76	319,854	7.00	N/A	N/A
Midland States Bank	561,402	12.27	320,157	7.00	297,289	6.50
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	468,212	10.25	388,394	8.50	N/A	N/A
Midland States Bank	561,402	12.27	388,763	8.50	365,894	8.00
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	468,212	8.53	219,602	4.00	N/A	N/A
Midland States Bank	561,402	10.22	219,622	4.00	274,528	5.00

Note 22 – Fair Value of Financial Instruments

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment securities available for sale. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2019 or 2018 for assets measured at fair value on a recurring basis.

Equity securities. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 2).

Loans held for sale. The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Interest rate lock commitments. The fair value of interest rate lock commitments is determined based on derivative valuation models using observable market data as of the measurement date (Level 2).

Interest rate swap contracts. The fair value of interest rate swap contracts is valued by a third party based models that use observable market data as of the measurement date (Level 2).

Loan servicing rights. In accordance with GAAP, the Company records impairment charges on loan servicing rights on a non-recurring basis when the carrying value exceeds the estimated fair value. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are estimated based on current market conditions (Level 3).

Mortgage servicing rights held for sale. The fair value of mortgage servicing rights held for sale is determined by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors which are estimated based on current market conditions, less costs to sell (Level 3). In 2018, the fair value of mortgage servicing rights held for sale was determined by quoted market prices less costs to sell (Level 1).

Impaired loans. Impaired loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral

(Level 2). When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable (Level 3). The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment.

Assets held for sale. Assets held for sale represent the fair value of the banking facilities that are expected to be sold. The fair value of the assets held for sale was based on estimated market prices from independently prepared current appraisals (Level 2).

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and non-recurring basis at December 31, 2019 and 2018, are summarized below:

	2019
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$60,020	$—	$60,020	$—
Mortgage-backed securities - agency	324,974	—	324,974	—
Mortgage-backed securities - non-agency	17,148	—	17,148	—
State and municipal securities	124,555	—	124,555	—
Corporate securities	122,736	—	121,781	955
Equity securities	5,621	—	5,621	—
Loans held for sale	16,431	—	16,431	—
Interest rate lock commitments	3,350	—	3,350	—
Interest rate swap contracts	306	—	306	—
Total	$675,141	$—	$674,186	$955
Liabilities
Interest rate swap contracts	$306	$—	$306	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$53,824	$—	$—	$53,824
Mortgage servicing rights held for sale	1,972	—	—	1,972
Impaired loans	14,693	—	12,518	2,175
Assets held for sale	3,974	—	3,974	—

	2018
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$24,650	$24,650	$—	$—
U.S. government sponsored entities and U.S. agency securities	75,684	—	75,684	—
Mortgage-backed securities - agency	326,305	—	326,305	—
State and municipal securities	159,262	—	159,262	—
Corporate securities	71,550	—	69,627	1,923
Equity securities	3,334	—	3,334	—
Loans held for sale	30,401	—	30,401	—
Interest rate lock commitments	4,492	—	4,492	—
Interest rate swap contracts	145	—	145	—
Total	$695,823	$24,650	$669,250	$1,923
Liabilities
Interest rate swap contracts	$145	$—	$145	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$53,447	$—	$—	$53,447
Mortgage servicing rights held for sale	3,545	3,545	—	—
Impaired loans	11,238	—	9,226	2,012
Other real estate owned	1,439	—	1,439	—
Assets held for sale	1,687	—	1,687	—

The following table presents (gains) losses recognized on assets measured on a non-recurring basis for the years ended December 31, 2019, 2018 and 2017:

(dollars in thousands)	2019	2018	2017
Loan servicing rights	$2,139	$—	$2,324
Mortgage servicing rights held for sale	(490)	458	4,059
Impaired loans	10,259	5,800	7,096
Other real estate owned	16	301	253
Assets held for sale	3,577	—	1,516
Total loss on assets measured on a nonrecurring basis	$15,501	$6,559	$15,248

The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	Corporate Securities
(dollars in thousands)	2019	2018
Balance, beginning of period	$1,923	$4,779
Total realized in earnings (1)	52	242
Total unrealized in other comprehensive income	32	(36)
Net settlements (principal and interest)	(1,052)	(3,062)
Balance, end of period	$955	$1,923
(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements of Level 3 assets measured on a non-recurring basis at December 31, 2019 and 2018:

		Valuation	Unobservable
(dollars in thousands)	Fair Value	technique	input / assumptions	Range (weighted average)
December 31, 2019
Loan servicing rights:
Commercial MSR	$52,693	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.20%)
			Discount rate	10.00% - 14.00% (11.02%)

SBA servicing rights	$1,131	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.60%)
			Discount rate	No range (11.70%)

MSR held for sale	$1,972	Discounted cash flow	Prepayment speed	8.64% - 26.28% (12.42%)
			Discount rate	9.50% - 12.50% (10.75%)

Other:
Impaired loans	$2,175	Fair value of collateral	Discount for type of property,	4.32% - 8.00% (5.22%)
			age of appraisal and current status
December 31, 2018
Loan servicing rights:
Commercial MSR	$53,447	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.12%)
Other:
Impaired loans	$2,012	Fair value of collateral	Discount for type of property,	5.00% - 7.26% (5.26%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at December 31, 2019 and 2018:

	2019			2018
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Commercial loans held for sale	$8,236	$206	$8,030	$22,280	$595	$21,685
Residential loans held for sale	8,195	446	7,749	8,121	484	7,637
Total loans held for sale	$16,431	$652	$15,779	$30,401	$1,079	$29,322

The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2019, 2018 and 2017:

(dollars in thousands)	2019	2018	2017
Commercial loans held for sale	$(389)	$252	$(650)
Residential loans held for sale	7	6	(74)
Total loans held for sale	$(382)	$258	$(724)

The carrying values and estimated fair value of financial instruments not carried at fair value at December 31, 2019 and 2018 were as follows:

	2019
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$392,694	$392,694	$392,694	$—	$—
Federal funds sold	1,811	1,811	1,811	—	—
Nonmarketable equity securities	44,505	44,505	—	44,505	—
Loans, net	4,373,382	4,385,768	—	—	4,385,768
Accrued interest receivable	16,346	16,346	—	16,346	—

Liabilities
Deposits	$4,544,254	$4,548,327	$—	$4,548,327	$—
Short-term borrowings	82,029	82,029	—	82,029	—
FHLB and other borrowings	493,311	506,832	—	506,832	—
Subordinated debt	176,653	182,189	—	182,189	—
Trust preferred debentures	48,288	53,811	—	53,811	—
Accrued interest payable	6,400	6,400	—	6,400	—

	2018
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$210,780	$210,780	$210,780	$—	$—
Federal funds sold	2,920	2,920	2,920	—	—
Nonmarketable equity securities	42,472	42,472	—	42,472	—
Loans, net	4,116,648	4,091,438	—	—	4,091,438
Accrued interest receivable	16,560	16,560	—	16,560	—

Liabilities
Deposits	$4,074,170	$4,069,098	$—	$4,069,098	$—
Short-term borrowings	124,235	124,235	—	124,235	—
FHLB and other borrowings	640,631	641,050	—	641,050	—
Subordinated debt	94,134	91,926	—	91,926	—
Trust preferred debentures	47,794	56,805	—	56,805	—
Accrued interest payable	4,855	4,855	—	4,855	—

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2019 and 2018 represent an approximation of exit price; however, an actual exit price may differ.

Note 23 – Commitments, Contingencies and Credit Risk

In the normal course of business, there are outstanding various contingent liabilities, such as claims and legal actions, which are not reflected in the consolidated financial statements. No material losses are anticipated as a result of these actions or claims.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments at December 31, 2019 and 2018 were as follows:

(dollars in thousands)	2019	2018
Commitments to extend credit	$725,506	$663,555
Financial guarantees – standby letters of credit	106,678	142,859

The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2019 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $11,000 and $17,000 for the years ended December 31, 2018 and 2017, respectively. There were no losses as a result of make-whole requests and loan repurchases for the year ended December 31, 2019. The liability for unresolved repurchase demands totaled $289,000 and $492,000 at December 31, 2019 and 2018, respectively.

Note 24 – Segment Information

Our business segments are defined as Banking, Wealth Management, Commercial FHA Origination and Servicing, and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment leasing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The wealth management segment consists of trust and fiduciary services, brokerage and retirement planning services. The commercial FHA origination and servicing segment provides for the origination and servicing of government sponsored mortgages for multifamily and healthcare facilities. The other segment includes the operating results of the parent company, our captive insurance business unit, and the elimination of intercompany transactions.

Selected business segment financial information as of and for the years ended December 31, 2019, 2018 and 2017 were as follows:

			Commercial FHA
		Wealth	Origination and
(dollars in thousands)	Banking	Management	Servicing	Other	Total
December 31, 2019
Net interest income (expense)	$202,147	$—	$(613)	$(11,719)	$189,815
Provision for loan losses	16,985	—	—	—	16,985
Noninterest income	39,184	21,832	14,498	(232)	75,282
Noninterest expense	150,366	13,914	10,934	427	175,641
Income (loss) before income taxes (benefit)	73,980	7,918	2,951	(12,378)	72,471
Income taxes (benefit)	18,038	617	1,389	(3,357)	16,687
Net income (loss)	$55,942	$7,301	$1,562	$(9,021)	$55,784
Total assets	$6,000,496	$20,969	$91,496	$(25,944)	$6,087,017

December 31, 2018
Net interest income (expense)	$190,883	$298	$(422)	$(10,672)	$180,087
Provision for loan losses	9,430	—	—	—	9,430
Noninterest income	40,313	20,484	11,457	(463)	71,791
Noninterest expense	165,744	11,680	15,058	(839)	191,643
Income (loss) before income taxes (benefit)	56,022	9,102	(4,023)	(10,296)	50,805
Income taxes (benefit)	14,154	514	(979)	(2,305)	11,384
Net income (loss)	$41,868	$8,588	$(3,044)	$(7,991)	$39,421
Total assets	$5,571,752	$18,218	$91,108	$(43,405)	$5,637,673

December 31, 2017
Net interest income (expense)	$135,974	$524	$312	$(7,148)	$129,662
Provision for loan losses	9,556	—	—	—	9,556
Noninterest income	27,955	13,339	18,570	(502)	59,362
Noninterest expense	129,626	8,823	13,729	819	152,997
Income (loss) before income taxes (benefit)	24,747	5,040	5,153	(8,469)	26,471
Income taxes (benefit)	17,102	423	(1,033)	(6,077)	10,415
Net income (loss)	$7,645	$4,617	$6,186	$(2,392)	$16,056
Total assets	$4,336,301	$15,979	$99,685	$(39,264)	$4,412,701

Note 25 – Related Party Transactions

The Company utilizes the services of a company to act as a general manager for the construction of new facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the years ended December 31, 2019, 2018 and 2017, the Company paid $633,000, $418,000 and $20,000, respectively, to this company for work on various projects.

A member of our board of directors has an ownership interest in a building the Company utilizes for office space located in Effingham, Illinois. During the years ended December 31, 2019 and 2018, the Company paid rent on this space of $64,000 and $42,000, respectively.

A former member of our board of directors that resigned in 2018, had an ownership interest in the Company’s office building located in Clayton, Missouri and three of the Bank’s full-service branch facilities as of December 31, 2019. During the years ended December 31, 2018 and 2017, the Company paid rent on these properties of $712,000 and $719,000, respectively.

A member of our board of directors is an executive and board member of a company we utilized for relationship and marketplace studies. During the year ended December 31, 2017, the Company paid $116,000 for these services.

Note 26 – Revenue From Contracts with Customers

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

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019, 2018 and 2017.

(dollars in thousands)	2019	2018	2017
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$16,114	$16,099	$9,751
Investment advisory fees	2,171	2,041	1,364
Investment brokerage fees	1,165	1,065	1,388
Other	2,382	1,308	837
Service charges on deposit accounts:
Nonsufficient fund fees	7,721	7,672	4,193
Other	3,306	2,768	1,782
Interchange revenues	11,992	10,674	5,353
Other income:
Merchant services revenue	1,506	1,650	1,103
Other	3,475	2,935	1,869
Noninterest income - out-of-scope of Topic 606	25,450	25,579	31,722
Total noninterest income	$75,282	$71,791	$59,362

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net are also not in scope of the new guidance. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The recognition of revenue associated with these noninterest income streams did not change significantly from current practice upon adoption of Topic 606. The noninterest income streams considered in-scope by Topic 606 are discussed in below.

Wealth Management Revenue. Wealth management revenue is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company also earns investment advisory fees through its SEC registered investment advisory subsidiary. The Company’s performance obligation in both of these instances is generally satisfied over time, and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and contractually determined fee schedules. Payment is generally received a few days after month end through a direct charge to each customer’s account. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. Fees generated from transactions executed by the Company’s third party broker dealer are remitted by them to the Company on a monthly basis for that month’s transactional activity.

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

Other Noninterest Income. The other noninterest income revenue streams within the scope of Topic 606 consist of merchant services revenue, safe deposit box rentals, wire transfer fees, paper statement fees, check printing commissions, other noninterest related fees, and gain on sales of other real estate owned. Revenue from the Company’s merchant services business consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions. These fees are net of interchange fees paid to the credit card issuing bank, card company assessments, and revenue sharing amounts. Account management fees are considered earned at the time the merchant’s transactions are processed or other services are performed. Fees related to the other components of other noninterest income within the scope of Topic 606 are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at the point in time the customer uses the selected service to execute a transaction.

Note 27 – Parent Company Only Financial Information

The following tables present condensed financial information for Midland States Bancorp, Inc. at December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2019	2018
Assets:
Cash	$52,673	$20,312
Investment in common stock of subsidiaries	832,681	764,483
Accrued income taxes receivable	2,563	—
Other assets	2,371	2,330
Total assets	$890,288	$787,125
Liabilities:
Subordinated debt	$176,653	$94,134
Trust preferred debentures	48,288	47,794
Other borrowings	181	33,021
Accrued income taxes payable	—	778
Deferred tax liabilities, net	849	972
Other liabilities	2,406	1,901
Total liabilities	228,377	178,600
Shareholders’ equity	661,911	608,525
Total liabilities and shareholders’ equity	$890,288	$787,125

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2019	2018	2017
Dividends from subsidiaries	$43,900	$17,000	$19,500
Other income	—	6	4
Interest expense	(11,798)	(10,714)	(7,162)
Other expense	(2,753)	(1,180)	(1,295)
Income before income tax benefit and equity in undistributed income (loss) of subsidiaries	29,349	5,112	11,047
Income tax benefit	3,371	2,312	6,080
Income before equity in undistributed income (loss) of subsidiaries	32,720	7,424	17,127
Equity in undistributed income (loss) of subsidiaries	23,064	31,997	(1,071)
Net income	$55,784	$39,421	$16,056

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$55,784	$39,421	$16,056
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(23,064)	(31,997)	1,071
Share-based compensation expense	2,364	1,533	1,384
Change in other assets	(2,604)	3,273	(3,226)
Change in other liabilities	1,528	2,863	1,649
Net cash provided by operating activities	34,008	15,093	16,934
Cash flows from investing activities:
Net cash paid in acquisition	(1,021)	(32,890)	(60,457)
Capital injection to subsidiaries	—	—	(350)
Net cash used in investing activities	(1,021)	(32,890)	(60,807)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net of issuance costs	98,265	—	39,354
Payments made on subordinated debt	(17,765)	—	—
Proceeds from other borrowings, net of issuance costs	—	—	39,964
Payments made on other borrowings	(56,475)	(4,286)	(2,857)
Cash dividends paid on preferred stock	(191)	(330)	(184)
Redemption of Series H preferred stock	(2,636)	—	—
Cash dividends paid on common stock	(23,599)	(19,977)	(14,008)
Common stock repurchased	(4,019)	—	—
Proceeds from issuance of common stock under employee benefit plans	5,794	2,278	3,225
Net cash (used in) provided by financing activities	(626)	(22,315)	65,494
Net increase (decrease) in cash	32,361	(40,112)	21,621
Cash:
Beginning of period	20,312	60,424	38,803
End of period	$52,673	$20,312	$60,424

Note 28 – Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2019 and 2018:

	2019 Quarter Ended
(dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$59,432	$60,636	$65,006	$64,444
Interest expense	13,831	14,559	15,556	15,757
Net interest income	45,601	46,077	49,450	48,687
Provision for loan losses	3,243	4,076	4,361	5,305
Net interest income after provision for loan losses	42,358	42,001	45,089	43,382
Noninterest income	17,075	19,587	19,606	19,014
Noninterest expense	41,097	40,194	48,025	46,325
Income before income taxes	18,336	21,394	16,670	16,071
Income taxes	4,354	5,039	4,015	3,279
Net income	13,982	16,355	12,655	12,792
Preferred stock dividends and premium amortization	34	34	(22)	—
Net income available to common shareholders	$13,948	$16,321	$12,677	$12,792
Per common share data:
Basic earnings per common share	$0.58	$0.67	$0.51	$0.52
Diluted earnings per common share	0.57	0.67	0.51	0.51

	2018 Quarter Ended
(dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$46,505	$58,283	$56,987	$61,592
Interest expense	8,320	9,997	11,906	13,057
Net interest income	38,185	48,286	45,081	48,535
Provision for loan losses	2,006	1,854	2,103	3,467
Net interest income after provision for loan losses	36,179	46,432	42,978	45,068
Noninterest income	16,502	15,847	18,272	21,170
Noninterest expense	49,499	46,452	50,317	45,375
Income before income taxes	3,182	15,827	10,933	20,863
Income taxes	1,376	3,045	2,436	4,527
Net income	1,806	12,782	8,497	16,336
Preferred stock dividends and premium amortization	36	36	35	34
Net income available to common shareholders	$1,770	$12,746	$8,462	$16,302
Per common share data:
Basic earnings per common share	$0.08	$0.53	$0.35	$0.68
Diluted earnings per common share	0.08	0.52	0.35	0.67

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

Management’s annual report on internal control over financial reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2019, which is included in Item 8 of this Form 10-K.

Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item can be found in the sections titled “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 11 – Executive Compensation

The information required by this item can be found in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors” and “Compensation Committee Report” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2019. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 18 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	531,150	$19.23	1,104,625
Equity compensation plans not approved by shareholders (3)	296,019	27.55	-
Total	827,169	$20.83	1,104,625
(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Column (a) includes 2,500 outstanding stock options granted from the Midland States Bancorp, Inc. Omnibus Stock Ownership and Long Term Incentive Plan, 500,925 outstanding stock options granted from the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan, 2,258 outstanding restricted stock units granted from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan, and 25,467 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with the director’s election following the director’s separation from service or at a date certain from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. Column (c) reflects 843,772 shares remaining available for issuance under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and 260,853 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019).
(3)	Column (a) includes 91,097 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement, and 204,922 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with the director’s election following the director’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information required by this item can be found in the section titled “Proposal 3 – Ratification of the Appointment of Crowe LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2019 and 2018
Consolidated Statements of Income – Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows – Years Ended December 31, 2019, 2018 and 2017
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

4.2	Description of the Company’s Voting Common Stock – filed herewith.

4.3

Indenture, dated as of September 20, 2019, between Midland States Bancorp, Inc. and UMB Bank National Association, as trustee, regarding 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

4.4	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029 (included in Exhibit 4.3).

4.5

Indenture, dated as of September 20, 2019, between Midland States Bancorp, Inc. and UMB Bank National Association, as trustee, regarding 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034 (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

4.6	Form of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034 (included in Exhibit 4.5).

10.1

Registration Rights Agreement, dated as of January 18, 2011, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust (as amended by the Amendment Agreement, dated as of May 11, 2011, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust, included as Exhibit 10.2, and by Amendment No. 2 to Registration Rights Agreement, dated as of December 10, 2013, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust, included as Exhibit 10.3) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.2

Amendment Agreement, dated as of May 11, 2011, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.3

Amendment No. 2 to Registration Rights Agreement, dated as of December 10, 2013, between Midland States Bancorp, Inc. and Richard E. Workman 2001 Trust (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

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

10.7*

Amendment No. 3 to Employment Agreement, dated as of January 1, 2019, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.8*	Amendment No. 4 to Employment Agreement, dated as of January 13, 2020, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig – filed herewith.

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

10.12*	Amendment No. 3 to Employment Agreement, dated as of January 13, 2020, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker – filed herewith.

10.13*

Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.14*

Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.15*

Deferred Compensation Plan for Executives of Midland States Bancorp, Inc. (Effective November 8, 2018) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.16*	Midland States Bancorp, Inc. Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2017).

10.17*

Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019) (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.18

Registration Rights Agreement, dated as of April 7, 2014, among Midland States Bancorp, Inc., Love Group, LLC, Love Real Estate Company, Bank of America and Andrew S. Love, Jr., as Trustees U/T/W of Andrew Sproule Love FBO Andrew Sproule Love, Jr., Love Investment Company, Andrew Sproule Love, Jr., as Trustee of The Love Family Charitable Trust, Andrew S. Love, Jr., Laurence A. Schiffer, James S. McDonnell III, and John F. McDonnell (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

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

10.21*

Employment Agreement, dated as of December 20, 2012, between Midland States Bank and Jeffrey S. Mefford (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.22*

Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between Midland States Bank and Jeffrey S. Mefford (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.23*

Amendment No. 2 to Employment Agreement, dated as of January 1, 2019, between Midland States Bank and Jeffrey S. Mefford (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.24*	Amendment No. 3 to Employment Agreement, dated as of January 13, 2020, between Midland States Bank and Jeffrey S. Mefford – filed herewith.

10.25*	Employment Agreement, dated as of February 20, 2017, between Midland States Bank and James R. Stewart – filed herewith.

10.26*

Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between Midland States Bank and James R. Stewart (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.27*	Amendment No. 2 to Employment Agreement, dated as of January 13, 2020, between Midland States Bank and James R. Stewart – filed herewith.

10.28*	Employment Agreement, dated as of November 11, 2019, between Midland States Bancorp Inc., Midland States Bank and Eric T. Lemke – filed herewith.

10.29*

Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.30*

Form of Incentive Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.31*

Form of Nonqualified Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.32*

Form of Restricted Stock Unit Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.33*

Form of Restricted Stock Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.34*

Midland States Bancorp, Inc. Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

10.35*	Employment Agreement, dated as of September 8, 2009, between Midland States Bank and Donald J. Spring – filed herewith.

10.36*	Change of Control Agreement, dated as of February 1, 2020, between Midland States Bank and Donald J. Spring – filed herewith.

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

23.1	Consent of Crowe LLP – filed herewith.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document – filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document– filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document– filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document– filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement
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

Midland States Bancorp, INC.
Date: February 28, 2020	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	John M. Schultz	Chairman of the Board of Directors	February 28, 2020
John M. Schultz

/s/	Leon J. Holschbach	Director, Vice Chairman	February 28, 2020
Leon J. Holschbach

/s/	Jeffrey G. Ludwig	President,	February 28, 2020
	Jeffrey G. Ludwig	Chief Executive Officer and Director (Principal Executive Officer)
February 28, 2020
/s/	Eric T. Lemke	Chief Financial Officer
	Eric T. Lemke	(Principal Financial Officer)

/s/	Donald J. Spring	Chief Accounting Officer	February 28, 2020
	Donald J. Spring	(Principal Accounting Officer)

/s/	Jennifer L. DiMotta	Director	February 28, 2020
Jennifer L. DiMotta

/s/	Deborah A. Golden	Director	February 28, 2020
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	February 28, 2020
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	February 28, 2020
Jeffrey M. McDonnell

/s/	Dwight A. Miller	Director	February 28, 2020
Dwight A. Miller

/s/	Richard T. Ramos	Director	February 28, 2020
Richard T. Ramos

/s/	Robert F. Schultz	Director	February 28, 2020
Robert F. Schultz

/s/	Jeffrey C. Smith	Director	February 28, 2020
Jeffrey C. Smith