Form 10-Q
period 2020-03-31
Midland States Bancorp, Inc.
filed 2020-04-30
CIK 1466026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 24, 2020, the Registrant had 23,203,015 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDLAND STATES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and due from banks	$445,097	$392,694
Federal funds sold	4,299	1,811
Cash and cash equivalents	449,396	394,505
Investment securities available for sale, at fair value (allowance for credit losses of $75 at March 31, 2020)	656,254	649,433
Equity securities, at fair value	5,640	5,621
Loans	4,376,204	4,401,410
Allowance for credit losses on loans	(38,545)	(28,028)
Total loans, net	4,337,659	4,373,382
Loans held for sale	113,852	16,431
Premises and equipment, net	90,118	91,055
Operating lease right-of-use asset	14,078	14,224
Other real estate owned	7,892	6,745
Nonmarketable equity securities	46,068	44,505
Accrued interest receivable	16,532	16,346
Loan servicing rights, at lower of cost or fair value	44,566	53,824
Mortgage servicing rights held for sale	1,460	1,972
Goodwill	172,796	171,758
Other intangible assets, net	33,124	34,886
Cash surrender value of life insurance policies	143,323	142,423
Accrued income taxes receivable	7,130	6,362
Other assets	68,342	63,545
Total assets	$6,208,230	$6,087,017
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,052,726	$1,019,472
Interest-bearing	3,597,914	3,524,782
Total deposits	4,650,640	4,544,254
Short-term borrowings	43,578	82,029
FHLB advances and other borrowings	593,089	493,311
Subordinated debt	169,505	176,653
Trust preferred debentures	48,420	48,288
Accrued interest payable	7,078	6,400
Deferred tax liabilities, net	9,911	11,278
Operating lease liabilities	15,048	15,369
Other liabilities	39,801	47,524
Total liabilities	5,577,070	5,425,106

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,381,496 and 24,420,345 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	234	244
Capital surplus	468,750	488,305
Retained earnings	153,722	165,920
Accumulated other comprehensive income	8,454	7,442
Total shareholders’ equity	631,160	661,911
Total liabilities and shareholders’ equity	$6,208,230	$6,087,017

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans:
Taxable	$53,539	$51,882
Tax exempt	836	974
Loans held for sale	191	299
Investment securities:
Taxable	4,094	3,683
Tax exempt	987	1,066
Nonmarketable equity securities	605	621
Federal funds sold and cash investments	1,062	907
Total interest income	61,314	59,432
Interest expense:
Deposits	8,362	7,363
Short-term borrowings	101	237
FHLB advances and other borrowings	2,967	3,847
Subordinated debt	2,509	1,514
Trust preferred debentures	724	870
Total interest expense	14,663	13,831
Net interest income	46,651	45,601
Provision for credit losses on loans	10,569	3,243
Net interest income after provision for credit losses on loans	36,082	42,358
Noninterest income:
Wealth management revenue	5,677	4,953
Commercial FHA revenue	1,267	3,295
Residential mortgage banking revenue	1,755	834
Service charges on deposit accounts	2,656	2,520
Interchange revenue	2,833	2,680
Gain on sales of other real estate owned	15	66
Impairment on commercial mortgage servicing rights	(8,468)	(25)
Other income	2,863	2,752
Total noninterest income	8,598	17,075
Noninterest expense:
Salaries and employee benefits	21,063	22,039
Occupancy and equipment	4,869	4,853
Data processing	5,334	4,724
FDIC insurance	1	435
Professional	1,855	2,073
Marketing	981	1,234
Communications	1,290	817
Loan expense	516	360
Other real estate owned	711	93
Amortization of intangible assets	1,762	1,810
Loss on mortgage servicing rights held for sale	496	—
Other expense	3,797	2,659
Total noninterest expense	42,675	41,097
Income before income taxes	2,005	18,336
Income taxes	456	4,354
Net income	1,549	13,982
Preferred stock dividends and premium amortization	—	34
Net income available to common shareholders	$1,549	$13,948
Per common share data:
Basic earnings per common share	$0.06	$0.58
Diluted earnings per common share	$0.06	$0.57
Weighted average common shares outstanding	24,433,975	23,998,119
Weighted average diluted common shares outstanding	24,538,002	24,204,661

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$1,549	$13,982
Other comprehensive income:
Investment securities available for sale:
Unrealized gains that occurred during the period	1,321	7,708
Provision for credit loss expense	75	—
Income tax effect	(384)	(2,120)
Change in investment securities available for sale, net of tax	1,012	5,588
Other comprehensive income, net of tax	1,012	5,588
Total comprehensive income	$2,561	$19,570

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

(dollars in thousands, except per share data)

					Accumulated
					other	Total
	Preferred	Common	Capital	Retained	comprehensive	shareholders'
	stock	stock	surplus	earnings	income (loss)	equity
Balances, December 31, 2019	$—	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 2)	—	—	—	(7,172)	—	(7,172)
Balances, January 1, 2020	—	244	488,305	158,748	7,442	654,739
Net income	—	—	—	1,549	—	1,549
Other comprehensive income	—	—	—	—	1,012	1,012
Common dividends declared ($0.2675 per share)	—	—	—	(6,575)	—	(6,575)
Common stock repurchased	—	(10)	(20,552)	—	—	(20,562)
Share-based compensation expense	—	—	602	—	—	602
Issuance of common stock under employee benefit plans	—	—	395	—	—	395
Balances, March 31, 2020	$—	$234	$468,750	$153,722	$8,454	$631,160

Balances, December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	13,982	—	13,982
Other comprehensive income	—	—	—	—	5,588	5,588
Common dividends declared ($0.2425 per share)	—	—	—	(5,823)	—	(5,823)
Preferred dividends declared	—	—	—	(82)	—	(82)
Preferred stock, premium amortization	(48)	—	—	48	—	—
Share-based compensation expense	—	—	846	—	—	846
Issuance of common stock under employee benefit plans	—	—	1,132	—	—	1,132
Balances, March 31, 2019	$2,733	$238	$475,811	$141,906	$3,480	$624,168

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,549	$13,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,579	3,243
Depreciation on premises and equipment	1,677	1,601
Amortization of intangible assets	1,762	1,810
Amortization of operating lease right-of-use asset	670	708
Share-based compensation expense	602	846
Increase in cash surrender value of life insurance	(900)	(903)
Investment securities amortization, net	702	964
Gain on sales of other real estate owned	(15)	(66)
Impairment of other real estate owned	605	16
Origination of loans held for sale	(69,332)	(84,231)
Proceeds from sales of loans held for sale	73,114	99,323
Gain on loans sold and held for sale	(2,178)	(3,121)
Loss on disposals of premises and equipment	9	7
Amortization of loan servicing rights	790	678
Impairment of loan servicing rights	8,468	25
Impairment of assets held for sale	642	—
Net change in operating assets and liabilities:
Accrued interest receivable	(186)	(109)
Accrued interest payable	678	1,399
Accrued income taxes receivable	(768)	3,739
Operating lease liabilities	(943)	(741)
Other assets	(4,912)	(1,920)
Other liabilities	(8,062)	(7,252)
Net cash provided by operating activities	15,551	29,998
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(50,442)	(15,565)
Maturities and payments	44,242	27,023
Equity securities:
Purchases	(23)	(16)
Net (increase) decrease in loans	(85,972)	44,390
Purchases of premises and equipment	(765)	(1,282)
Proceeds from sales of mortgage servicing rights held for sale	—	3,288
Purchases of nonmarketable equity securities	(1,563)	(7,971)
Sales of nonmarketable equity securities	—	4,434
Proceeds from sales of other real estate owned	120	1,164
Net cash (used in) provided by investing activities	(94,403)	55,465
Cash flows from financing activities:
Net increase (decrease) in deposits	106,386	(37,882)
Net decrease in short-term borrowings	(38,451)	(8,403)
Proceeds from FHLB borrowings	100,000	195,000
Payments made on FHLB borrowings	(200)	(165,196)
Payments made on other borrowings	—	(1,429)
Payments made on subordinated debt	(7,250)	—
Cash dividends paid on preferred stock	—	(82)
Cash dividends paid on common stock	(6,575)	(5,823)
Common stock repurchased	(20,562)	—
Proceeds from issuance of common stock under employee benefit plans	395	1,132
Net cash provided by (used in) financing activities	133,743	(22,683)
Net increase in cash and cash equivalents	54,891	62,780
Cash and cash equivalents:
Beginning of period	394,505	213,700
End of period	$449,396	$276,480
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$13,985	$12,432
Income tax paid (net of refunds)	898	337
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	$99,688	$—
Transfer of loans to other real estate owned	1,813	—

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

Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our income sources also include Love Funding’s commercial FHA loan origination and servicing income. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for credit losses on loans and income tax expense.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2019 Annual Report on Form 10-K. Since December 31, 2019, the Company has adopted ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. See “Accounting Guidance Adopted in 2020” for additional information. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for community bank leverage ratio, and temporary relief for community banks related to troubled debt restructurings. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2019 amounts have been made to conform to the 2020 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit with the Bank, are not assets of the Company and, accordingly, are not included in the accompanying unaudited balance sheets.

Accounting Guidance Adopted in 2020

FASB ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar agreements). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance, rather than as a write-down, on available-for-sale debt securities management does not intend to sell or believe that it is not more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after December 31, 2019, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $7.2 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”), previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $4.2 million of allowance for credit losses (“ACL”) on loans. The noncredit discount of $2.9 million, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of January 1, 2020.

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported		Impact of
	Under	Pre-ASC 326	ASC 326
(dollars in thousands)	ASC 326	Adoption	Adoption
Assets:
Loans
Commercial	$1,056,986	$1,055,185	$1,801
Commercial real estate	1,528,119	1,526,504	1,615
Construction and land development	209,551	208,733	818
Residential real estate	570,882	568,291	2,591
Consumer	710,646	710,116	530
Lease Financing	332,581	332,581	—
Allowance for credit losses on loans	(40,811)	(28,028)	(12,783)
Liabilities:
Allowance for credit losses on unfunded commitments	(1,507)	(1,244)	(263)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred loan fees and costs. Accrued interest receivable totaled $11.9 million at March 31, 2020 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company provides financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximately level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method.

Purchased Credit Deteriorated Loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL on loans is determined using the same methodology as other loans held for investment. The initial ACL on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL on loans are recorded through provision expense.

Allowance for Credit Losses on Loans

The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the loan balance is confirmed to no longer be collectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, changes in unemployment rates, property values or relevant factors.

The Company considers the following when estimating credit losses: 1) available information relevant to assessing the collectability of cash flows including internal information, external information or a combination of both relating to past events, current conditions and reasonable and supportable forecasts; 2) relevant qualitative and quantitative factors relating to the environment in which the Bank operates and factors specific to the borrower; 3) off-balance-sheet credit exposures; and 4) credit enhancements.

ACL on loans is measured on a collective basis and reflects impairment in groups of loans aggregated on the basis of similar risk characteristics which may include any one or a combination of the following: internal credit ratings, risk ratings or classification, financial asset type, collateral type, size, industry of the borrower, historical or expected credit loss patterns, and reasonable and supportable forecast periods. The ACL for a specific portfolio segment is computed by multiplying the loss rate by the amortized cost balance of the segment. As appropriate, newer credit products or portfolios with limited historical loss may use applicable external data for determining the ACL until experience justifies that sufficient product maturity supports the estimate of expected credit losses.

Specific reserves reflect impairment on loans identified for evaluation or individually considered nonperforming, including troubled debt restructurings and receivables where the Company has determined foreclosure is probable. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write-offs, or cash collections that have been fully applied to principal on the basis of nonaccrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans and leases where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include, nonaccrual loans with an effective balance greater than $500,000, accruing loans 90 days past due or greater with an effective balance greater than $100,000, specialty lending relationships and other loans as determined by management. ACL for consumer and residential loans are, primarily, determined by meaningful pools of similar loans and are evaluated on a quarterly basis.

The provision for credit losses on loans on individually evaluated loans is recognized on the basis of the present value of expected future cash flows discounted at the effective interest rate, the fair value of collateral adjusted for estimated costs to sell, or the observable market price as of the relevant date.

The table below identifies the Company’s loan portfolio segments and classes.

Segment	Class
Commercial	Commercial Commercial Other
Commercial Real Estate	Commercial Real Estate Non-Owner Occupied Commercial Real Estate Owner Occupied Multi-Family Farmland
Construction and Land Development	Construction and Land Development
Residential Real Estate	Residential First Lien Other Residential
Consumer	Consumer Consumer Other
Lease Financing	Lease Financing

The principal risks to each segment of loans are as follows:

Commercial – The principal risk of commercial loans is that these loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be nonperforming. As such, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy.

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

Lease financing – Our financing leases are primarily for business equipment leased to varying types of businesses, nationwide, for the purchase of business equipment and software. If the cash flow from business operations is reduced, the business’s ability to repay may become nonperforming.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. The Company applies the collateral-dependent practical expedient, to calculate the ACL on loans for an individually evaluated collateral-dependent loan by measuring the fair value of collateral at the reporting date, regardless of whether foreclosure is probable. Fair value of collateral is adjusted for costs to sell when repayment or satisfaction of the loan depends on the sale of the collateral. ACL on loans adjustments for estimated costs to sell are not appropriate when the repayment of the collateral-dependent loan is expected from the operation of the collateral.

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Troubled Debt Restructurings (“TDR”)

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The ACL on loans on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted as a provision for credit loss expense included in other expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default.

Allowance for Credit Losses on Available-For-Sale Securities

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recorded in other comprehensive income.

Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

FASB ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” – On January 1, 2020, the Company adopted the provision of ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, the Company may disclose other quantitative information in lieu of the weighted average if we determine that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Note 3 – Acquisitions

HomeStar Financial Group, Inc.

On July 17, 2019, the Company completed its acquisition of HomeStar, and its wholly owned subsidiary, HomeStar Bank, which operated five full-service banking centers in northern Illinois. In aggregate, the Company acquired HomeStar for consideration valued at approximately $11.4 million, which consisted of approximately $1.0 million in cash and the issuance of 404,968 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $7.4 million of transaction and integration costs associated with the acquisition were expensed as incurred.

Management’s valuation of the tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the table below. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. During the first quarter of 2020, the Company updated its valuation of deferred tax assets and other liabilities, which required a measurement period adjustment of $1.0 million to increase goodwill.

(dollars in thousands)	HomeStar
Assets acquired:
Cash and cash equivalents	$70,900
Investment securities available for sale	54,963
Equity securities	2,153
Loans	211,070
Loans held for sale	3,562
Premises and equipment	4,049
Operating lease right-of-use asset	5,177
Other real estate owned	1,092
Nonmarketable equity securities	454
Accrued interest receivable	1,185
Loan servicing rights	1,089
Mortgage servicing rights held for sale	1,701
Intangible assets	4,600
Deferred tax assets, net	2,732
Other assets	1,541
Total assets acquired	366,268
Liabilities assumed:
Deposits	321,740
FHLB advances and other borrowings	31,369
Accrued interest payable	115
Operating lease liabilities	6,232
Other liabilities	3,575
Total liabilities assumed	363,031
Net assets acquired	3,237
Goodwill	8,123
Total consideration paid	$11,360

Intangible assets:
Core deposit intangible	$4,300
Customer relationship intangible	300
Total intangible assets	$4,600
Estimated useful lives:
Core deposit intangible	12 years
Customer relationship intangible	6 years

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

Note 4 – Investment Securities

Investment Securities Available for Sale

Investment securities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
				Allowance
		Gross	Gross	for credit
	Amortized	unrealized	unrealized	losses on	Fair
(dollars in thousands)	cost	gains	losses	investments	value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$46,428	$929	$—	$—	$47,357
Mortgage-backed securities - agency	317,332	9,417	49	—	326,700
Mortgage-backed securities - non-agency	28,121	—	840	—	27,281
State and municipal securities	112,500	3,897	284	19	116,094
Corporate securities	140,287	1,168	2,577	56	138,822
Total available for sale securities	$644,668	$15,411	$3,750	$75	$656,254

	December 31, 2019
				Allowance
		Gross	Gross	for credit
	Amortized	unrealized	unrealized	losses on	Fair
(dollars in thousands)	cost	gains	losses	investments	value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$59,600	$442	$22	N/A	$60,020
Mortgage-backed securities - agency	321,840	3,368	234	N/A	324,974
Mortgage-backed securities - non-agency	17,198	3	53	N/A	17,148
State and municipal securities	119,371	5,195	11	N/A	124,555
Corporate securities	121,159	2,131	554	N/A	122,736
Total available for sale securities	$639,168	$11,139	$874	N/A	$649,433

Unrealized losses and fair values for investment securities available for sale as of March 31, 2020, for which an ACL has not been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Investment securities available for sale
Mortgage-backed securities - agency	$10,175	$42	$1,255	$7	$11,430	$49
Mortgage-backed securities - non-agency	25,849	840	—	—	25,849	840
Corporate securities	41,499	1,287	—	—	41,499	1,287
Total available for sale securities	$77,523	$2,169	$1,255	$7	$78,778	$2,176

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	loss	value	loss	value	loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$7,200	$22	$—	$—	$7,200	$22
Mortgage-backed securities - agency	75,336	170	7,170	64	82,506	234
Mortgage-backed securities - non-agency	11,059	53	—	—	11,059	53
State and municipal securities	1,813	11	—	—	1,813	11
Corporate securities	20,269	481	3,915	73	24,184	554
Total available for sale securities	$115,677	$737	$11,085	$137	$126,762	$874

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and other market conditions, and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.

At March 31, 2020, 74 investment securities available for sale had unrealized losses with aggregate depreciation of 2.81% from their amortized cost basis. The unrealized losses related principally to the fluctuations in the current rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.

The table below presents a rollforward by major security type for the three months ended March 31, 2020 of the ACL on investment securities available for sale held at period end:

	State and municipal	Corporate
(dollars in thousands)	securities	securities
Balances, January 1, 2020	$—	$—
Impact of adopting ASC 326	—	—
Additions for securities for which no previous expected credit losses were recognized	19	56
Balances, March 31, 2020	$19	$56

The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at March 31, 2020. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

	Amortized	Fair
(dollars in thousands)	cost	value
Investment securities available for sale
Within one year	$33,584	$33,801
After one year through five years	78,025	79,387
After five years through ten years	169,041	169,579
After ten years	18,565	19,506
Mortgage-backed securities	345,453	353,981
Total available for sale securities	$644,668	$656,254

There were no sales of investment securities available for sale for the three months ended March 31, 2020 and 2019.

Equity Securities

Equity securities are recorded at fair value and totaled $5.6 million at March 31, 2020 and December 31, 2019. There were no sales of equity securities for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, the Company recognized unrealized losses of $1,000, while unrealized gains of $67,000 were recognized during the three months ended March 31, 2019. Net unrealized gains and losses on equity securities are recorded in other income in the consolidated statements of income.

Note 5 – Loans

The following table presents total loans outstanding by portfolio class, as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commercial:
Commercial	$649,403	$628,056
Commercial Other	443,376	427,129
Commercial real estate:
Commercial real estate non-owner occupied	809,628	825,874
Commercial real estate owner occupied	471,360	464,601
Multi-family	142,770	146,795
Farmland	83,522	89,234
Construction and land development	208,361	208,733
Total commercial loans	2,808,420	2,790,422
Residential real estate:
Residential first lien	441,495	456,107
Other residential	106,519	112,184
Consumer:
Consumer	85,162	100,732
Consumer Other	588,242	609,384
Lease financing	346,366	332,581
Total loans, gross	$4,376,204	$4,401,410

Total loans include net deferred loan fees of $2.9 million and $2.2 million at March 31, 2020 and December 31, 2019, respectively, and unearned income of $40.1 million and $39.6 million within the lease financing portfolio at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the Company had commercial, residential and consumer loans held for sale totaling $113.9 million compared to $16.4 million at December 31, 2019. During the first quarter of 2020, the Company had committed to a plan to sell certain loans and transferred $99.7 million of consumer loans to loans held for sale with no gain or loss recognized upon the transfer. The sale is expected to be completed in May 2020. During the three months ended March 31, 2020 and 2019, the Company sold commercial and residential real estate loans with proceeds totaling $73.1 million and $99.3 million, respectively.

The aggregate loans outstanding to the Company’s directors, executive officers, principal shareholders and their affiliates totaled $21.7 million and $23.0 million at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, there were $80,000 of new loans and other additions, while repayments and other reductions totaled $1.3 million.

The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2020 and 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for credit losses on loans for the three months ended March 31, 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Provision for credit losses on loans	1,730	5,755	(549)	257	256	3,120	10,569
Initial PCD Allowance	1,045	1,311	809	1,015	57	—	4,237
Charge-offs	(3,398)	(7,873)	(12)	(388)	(598)	(948)	(13,217)
Recoveries	5	14	59	44	191	69	382
Balance, end of period	$11,740	$13,583	$1,321	$4,638	$1,954	$5,309	$38,545

Changes in allowance for credit losses on loans for the three months ended March 31, 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for credit losses on loans	118	1,945	63	514	329	274	3,243
Charge-offs	(112)	(58)	(44)	(153)	(556)	(459)	(1,382)
Recoveries	15	7	7	22	210	66	327
Balance, end of period	$9,545	$6,617	$398	$2,424	$2,137	$1,970	$23,091

The following table represents, by loan portfolio segment, details regarding the balance in the allowance for loan loss and the recorded investment in loans as of December 31, 2019 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Allowance for credit losses on loans:
Loans individually evaluated for impairment	$3,563	$5,968	$—	$290	$—	$156	$9,977
Loans collectively evaluated for impairment	69	100	14	444	39	122	788
Non-impaired loans collectively evaluated for impairment	6,380	3,643	272	1,269	2,500	2,016	16,080
Loans acquired with deteriorated credit quality (1)	19	561	4	496	103	—	1,183
Total allowance for credit losses on loans	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$5,767	$22,698	$1,245	$5,329	$—	$697	$35,736
Impaired loans collectively evaluated for impairment	511	764	104	3,695	376	896	6,346
Non-impaired loans collectively evaluated for impairment	1,045,829	1,482,935	201,707	546,630	708,528	330,988	4,316,617
Loans acquired with deteriorated credit quality (1)	3,078	20,107	5,677	12,637	1,212	—	42,711
Total recorded investment (loan balance)	$1,055,185	$1,526,504	$208,733	$568,291	$710,116	$332,581	$4,401,410
(1)	Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

The Company utilizes the Probability of Default (“PD”)/Loss Given Default (“LGD”) methodology in determining expected future credit losses. PD is the risk that the borrower will be unable or unwilling to repay its debt in full or on time. The risk of default is derived by analyzing the obligor’s capacity to repay the debt in accordance with contractual terms. PD is generally associated with financial characteristics such as inadequate cash flow to service debt, declining revenues or operating margins, high leverage, declining or marginal liquidity, and the inability to successfully implement a business plan. In addition to these quantifiable factors, the borrower’s willingness to repay also must be evaluated.

As a method for estimating the allowance, it is a form of migration analysis that combines the estimated probability of loans experiencing default events and the losses ultimately associated with the loans experiencing those defaults. The LGD component is the percentage of defaulted loan balance that is ultimately charged off. Multiplying one by the other gives the Company its loss rate, which is then applied to the loan portfolio balance to determine expected future losses.

Within the model, the LGD approach produces segmented LGD estimates using a loss curve methodology, which is based on historical net losses from charge-off and recovery information. The main principle of a loss curve model is that the loss follows a steady timing schedule based on how long the defaulted loan has been on the books.

The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back period includes January 2012 through the current period, on a monthly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.

Historical data is evaluated in multiple components of the expected credit loss, including the reasonable and supportable forecast and the post-reversion period of each loan segment. The historical experience is used to infer probability of default and loss given default in the reasonable and supportable forecast period. In the post-reversion period, long-term average loss rates are segmented by loan pool.

Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration other analytics performed within the organization, such as enterprise and concentration management, along with other credit-related analytics as deemed appropriate. Management attempts to quantify qualitative reserves whenever possible.

For the initial implementation, the Company’s CECL estimate applies a 12-month forecast that incorporates macroeconomic trends (i.e., unemployment, real estate prices, etc.), political environment, and historical loss experience. Management also took into consideration forecast assumptions used in budgeting, capital planning and stress testing. These considerations influenced the selection of a 12-month period, combined with a 12-month reversion period, for a 24-month period before historic loss experience is applied to the expected loss estimate, consistently for every loan pool.

The Company segments the loan portfolio into pools based on the following risk characteristics: financial asset type, collateral type, loan characteristics, credit characteristics, outstanding loan balances, contractual terms and prepayment assumptions, geographic location, effective interest rate, vintage, industry of borrower and concentrations, historical or expected credit loss patterns, and reasonable and supportable forecast periods.

Within the PD segmentation, credit metrics are identified to further segment the financial assets. The Company utilizes risk ratings for the commercial portfolios and days past due for the consumer and the leasing company portfolios.

The Company has defined five transitioning risk states for each asset pool within the expected credit loss model. The below table illustrates the transition matrix:

		Consumer Loans and
	Commercial Loans	Equipment Finance Loans and Leases
Risk State	Risk Rating	Days Past Due
1	0-5	0-14
2	6	15-29
3	7	30-59
4	8	60-89
Default	9+ and nonaccrual	90+ and nonaccrual

Expected Credit Losses

In calculating expected credit losses, the Company includes loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under TDRs.

The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
		Nonaccrual		Nonaccrual
		with no Allowance		with no Allowance
(dollars in thousands)	Nonaccrual	for Credit Loss	Nonaccrual	for Credit Loss
Commercial:
Commercial	$1,948	$—	$1,492	$119
Commercial Other	2,504	371	4,351	1,519
Commercial real estate:
Commercial real estate non-owner occupied	9,639	4,489	10,915	4,572
Commercial real estate owner occupied	11,672	6,613	4,396	2,648
Multi-family	10,557	2,392	6,231	1,430
Farmland	—	—	200	150
Construction and land development	4,954	693	1,304	1,245
Total commercial loans	41,274	14,558	28,889	11,683
Residential real estate:
Residential first lien	8,414	789	6,140	2,416
Other residential	2,289	—	1,656	912
Consumer:
Consumer	480	—	341	7
Consumer Other	—	—	—	—
Lease financing	1,775	—	1,375	116
Total loans	$54,232	$15,347	$38,401	$15,134

During the first quarter of 2019, as part of the adoption of CECL, $9.8 million of PCD loans were reclassified to nonaccrual loans. These PCD loans are predominantly well secured and in the process of collection.

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2020 and 2019 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $890,000 and $653,000 for the three months ended March 31, 2020 and 2019, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $20,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively.

Collateral Dependent Financial Assets

A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral’s value increases and the loan may become collateral dependent.

The table below presents the value of collateral dependent loans by loan class as of March 31, 2020:

(dollars in thousands)	March 31, 2020
Commercial
Commercial Other	$371
Commercial Real Estate
Non-Owner Occupied	8,874
Owner Occupied	7,264
Multi-Family	10,338
Construction and Land Development	2,941
Residential Real Estate
Residential First Lien	110
Total Collateral Dependent Loans	$29,898

The aging status of the recorded investment in loans by portfolio as of March 31, 2020 is as follows:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	or More	Past Due	Current	Total
Commercial:
Commercial	$214	$498	$—	$712	$646,743	$647,455
Commercial Other	7,367	3,474	147	10,988	429,884	440,872
Commercial real estate:
Commercial real estate non-owner occupied	7,754	176	—	7,930	792,059	799,989
Commercial real estate owner occupied	149	93	—	242	459,446	459,688
Multi-family	—	—	—	—	132,213	132,213
Farmland	108	—	—	108	83,414	83,522
Construction and land development	2,410	156	8	2,574	200,833	203,407
Total commercial loans	18,002	4,397	155	22,554	2,744,592	2,767,146
Residential real estate:
Residential first lien	1,151	—	248	1,399	431,682	433,081
Other residential	888	—	—	888	103,342	104,230
Consumer:
Consumer	357	75	—	432	84,250	84,682
Consumer Other	4,913	4,063	—	8,976	579,266	588,242
Lease financing	5,601	945	376	6,922	337,669	344,591
Total loans	$30,912	$9,480	$779	$41,171	$4,280,801	$4,321,972

The aging status of the recorded investment in loans by portfolio (excluding PCI) as of December 31, 2019 is as follows:

	Accruing Loans
	30-59	60-89	Past Due
	Days	Days	90 Days	Total
(dollars in thousands)	Past Due	Past Due	or More	Past Due	Current	Total
Commercial	$5,910	$3,086	$—	$8,996	$1,037,268	$1,046,264
Commercial real estate	2,895	399	—	3,294	1,481,361	1,484,655
Construction and land development	1,539	72	—	1,611	200,141	201,752
Residential real estate	588	1,561	145	2,294	545,564	547,858
Consumer	6,701	4,154	—	10,855	697,708	708,563
Lease financing	1,783	1,188	218	3,189	328,017	331,206
Total loans (excluding PCI)	$19,416	$10,460	$363	$30,239	$4,290,059	$4,320,298

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

The CARES Act provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency:

(i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or

(ii) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019 (3)
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$60	$1,181	$1,241	$435	$369	$804
Commercial real estate	1,692	6,032	7,724	1,720	9,834	11,554
Construction and land development	43	163	206	45	167	212
Residential real estate	1,328	2,414	3,742	1,083	1,993	3,076
Consumer	32	—	32	35	—	35
Lease financing	—	52	52	—	55	55
Total loans	$3,155	$9,842	$12,997	$3,318	$12,418	$15,736
(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.
(3)	TDRs as of December 31, 2019 exclude PCI loans.

The ACL on TDRs totaled $760,000 and $2.0 million as of March 31, 2020 and December 31, 2019, respectively. The Company had no unfunded commitments in connection with TDRs at March 31, 2020 and December 31, 2019.

The following table presents a summary of loans by portfolio that were restructured during the three months ended March 31, 2020 and 2019 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2020 and 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
For the three months ended March 31, 2020
Troubled debt restructurings:
Number of loans	—	—	—	6	—	—	6
Pre-modification outstanding balance	$—	$—	$—	$675	$—	$—	$675
Post-modification outstanding balance	—	—	—	670	—	—	670

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	—	—	—	—	—
Recorded balance	$—	$—	$—	$—	$—	$—	$—

For the three months ended March 31, 2019:
Troubled debt restructurings:
Number of loans	—	3	1	7	1	—	12
Pre-modification outstanding balance	$—	$1,924	$62	$224	$15	$—	$2,225
Post-modification outstanding balance	—	1,838	17	222	15	—	2,092

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	1	—	—	—	1
Recorded balance	$—	$—	$43	$—	$—	$—	$43

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

The Company considers all loans with Risk Grades of 1 – 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered “watch credits” categorized as special mention and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 – 10 are considered problematic and require special care. Risk Grade 8 is categorized as substandard, 9 as substandard – nonaccrual and 10 as doubtful. Further, loans with Risk Grades of 7 – 10 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company’s Special Assets Group. Loans not graded in the commercial loan portfolio are monitored by aging status and payment activity.

The following tables present the recorded investment of the commercial loan portfolio by risk category as of March 31, 2020 and December 31, 2019:

			Term Loans
			Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial	Commercial	Acceptable credit quality	$36,244	$118,192	$50,709	$79,205	$39,003	$64,281	$226,404	$614,038
		Special mention	945	379	3,643	34	431	4,314	7,795	17,541
		Substandard	—	823	692	849	89	4,633	8,790	15,876
		Substandard – nonaccrual	—	—	66	38	433	514	897	1,948
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	37,189	119,394	55,110	80,126	39,956	73,742	243,886	649,403

	Commercial Other	Acceptable credit quality	63,535	197,784	69,918	1,046	537	1,253	96,875	430,948
		Special mention	152	1,188	825	5	15	—	2,050	4,235
		Substandard	76	58	572	30	46	5	4,772	5,559
		Substandard – nonaccrual	—	1,229	836	—	49	12	378	2,504
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	61	—	—	—	—	—	69	130
		Subtotal	63,824	200,259	72,151	1,081	647	1,270	104,144	443,376

Commercial Real Estate	Non-Owner Occupied	Acceptable credit quality	21,416	124,691	84,571	125,985	147,992	252,159	9,777	766,591
		Special mention	—	4,479	110	271	27	10,647	—	15,534
		Substandard	906	—	282	5,204	474	10,707	250	17,823
		Substandard – nonaccrual	—	456	111	—	3,495	5,577	—	9,639
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	41	—	—	—	—	—	41
		Subtotal	22,322	129,667	85,074	131,460	151,988	279,090	10,027	809,628

	Owner Occupied	Acceptable credit quality	27,644	59,290	37,062	65,814	77,379	150,209	4,084	421,482
		Special mention	—	1,723	253	380	3,037	8,538	—	13,931
		Substandard	—	368	796	169	2,630	19,708	604	24,275
		Substandard – nonaccrual	—	264	170	249	33	9,962	994	11,672
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	27,644	61,645	38,281	66,612	83,079	188,417	5,682	471,360

	Multi-Family	Acceptable credit quality	795	15,248	21,586	32,871	22,933	32,045	1,101	126,579
		Special mention	—	—	—	—	—	1,348	—	1,348
		Substandard	—	198	—	—	4,008	80	—	4,286
		Substandard – nonaccrual	—	—	—	—	8,029	2,528	—	10,557
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	795	15,446	21,586	32,871	34,970	36,001	1,101	142,770

	Farmland	Acceptable credit quality	1,702	11,046	8,414	11,405	8,071	36,196	2,358	79,192
		Special mention	—	465	193	—	18	280	105	1,061
		Substandard	—	52	602	323	—	2,146	146	3,269
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	1,702	11,563	9,209	11,728	8,089	38,622	2,609	83,522

Construction and Land Development		Acceptable credit quality	2,604	102,813	29,700	25,183	5,151	9,022	19,590	194,063
		Special mention	—	—	—	2,410	—	1,447	—	3,857
		Substandard	—	153	225	—	—	919	—	1,297
		Substandard – nonaccrual	—	—	—	—	150	4,804	—	4,954
		Doubtful	—	—	—	—	—	—	—	—
		Not graded		4,190	—	—	—	—	—	4,190
		Subtotal	2,604	107,156	29,925	27,593	5,301	16,192	19,590	208,361

Total
		Acceptable credit quality	153,940	629,064	301,960	341,509	301,066	545,165	360,189	2,632,893
		Special mention	1,097	8,234	5,024	3,100	3,528	26,574	9,950	57,507
		Substandard	982	1,652	3,169	6,575	7,247	38,198	14,562	72,385
		Substandard – nonaccrual	—	1,949	1,183	287	12,189	23,397	2,269	41,274
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	61	4,231	—	—	—	—	69	4,361
Total Commercial Loans			$156,080	$645,130	$311,336	$351,471	$324,030	$633,334	$387,039	$2,808,420

	December 31, 2019
		Commercial	Construction
		Real	and Land
(dollars in thousands)	Commercial	Estate	Development	Total
Acceptable credit quality	$1,005,442	$1,398,400	$194,992	$2,598,834
Special mention	17,435	18,450	2,420	38,305
Substandard	23,387	67,805	1,250	92,442
Substandard – nonaccrual	5,843	21,742	1,304	28,889
Doubtful	—	—	—	—
Not graded	—	—	3,090	3,090
Total (excluding PCI)	$1,052,107	$1,506,397	$203,056	$2,761,560

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of March 31, 2020 and December 31, 2019:

			Term Loans
			Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential Real Estate	Residential First Lien	Performing	$2,041	$29,994	$68,525	$149,262	$107,088	$74,763	$371	$432,044
		Nonperforming	—	110	572	920	698	7,151	—	9,451
		Subtotal	2,041	30,104	69,097	150,182	107,786	81,914	371	441,495

	Other Residential	Performing	242	3,235	4,495	2,999	1,872	2,746	88,102	103,691
		Nonperforming	—	15	24	158	8	199	2,424	2,828
		Subtotal	242	3,250	4,519	3,157	1,880	2,945	90,526	106,519

Consumer	Consumer	Performing	2,970	19,553	23,622	14,689	11,131	9,753	2,932	84,650
		Nonperforming	—	29	81	120	101	178	3	512
		Subtotal	2,970	19,582	23,703	14,809	11,232	9,931	2,935	85,162

	Consumer Other	Performing	146,912	337,739	53,885	12,215	14,943	2,249	20,299	588,242
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	146,912	337,739	53,885	12,215	14,943	2,249	20,299	588,242

Leases Financing		Performing	44,905	147,056	89,465	32,284	24,106	6,399	—	344,215
		Nonperforming	—	62	865	563	533	128	—	2,151
		Subtotal	44,905	147,118	90,330	32,847	24,639	6,527	—	346,366

Total
		Performing	197,070	537,577	239,992	211,449	159,140	95,910	111,704	1,552,842
		Nonperforming	—	216	1,542	1,761	1,340	7,656	2,427	14,942
Total Other Loans			$197,070	$537,793	$241,534	$213,210	$160,480	$103,566	$114,131	$1,567,784

	December 31, 2019
	Residential		Lease
(dollars in thousands)	Real Estate	Consumer	Financing	Total
Performing	$546,630	$708,528	$330,988	$1,586,146
Nonperforming	9,024	376	1,593	10,993
Total (excluding PCI)	$555,654	$708,904	$332,581	$1,597,139

Note 6 – Premises and Equipment, Net

A summary of premises and equipment as of March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Land	$19,123	$19,123
Buildings and improvements	77,028	77,296
Furniture and equipment	32,658	31,846
Total	128,809	128,265
Accumulated depreciation	(38,691)	(37,210)
Premises and equipment, net	$90,118	$91,055

Depreciation expense of $1.7 million and $1.6 million was recorded for the three months ended March 31, 2020 and 2019, respectively.

Note 7 – Leases

The Company has operating leases for banking centers and operating facilities. Our leases have remaining lease terms of 3 months to 13 years, some of which may include options to extend the lease terms for up to an additional 5 years. The options to extend are included if they are reasonably certain to be exercised.

The Company had operating lease right-of-use assets of $14.1 million and $14.2 million as of March 31, 2020 and December 31, 2019, respectively and operating lease liabilities of $15.0 million and $15.4 million for the same time periods, respectively.

Information related to operating leases for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Operating lease cost	$781	$708
Operating cash flows from leases	945	741
Right-of-use assets obtained in exchange for lease obligations	511	10,677
Weighted average remaining lease term	7.83 years	6.00 years
Weighted average discount rate	2.97%	3.12%

The projected minimum rental payments under the terms of the leases as of March 31, 2020 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2020 remaining	$2,060
2021	2,966
2022	2,808
2023	2,209
2024	1,356
Thereafter	5,588
Total future minimum lease payments	16,987
Less imputed interest	(1,939)
Total operating lease liabilities	$15,048

Note 8 – Loan Servicing Rights

Commercial FHA Mortgage Loan Servicing

The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of $4.01 billion and $4.08 billion at March 31, 2020 and December 31, 2019, respectively. Changes in our commercial FHA loan servicing rights for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Loan servicing rights:
Balance, beginning of period	$57,637	$56,252
Originated servicing	—	213
Amortization	(728)	(678)
Balance, end of period	56,909	55,787
Valuation allowances:
Balance, beginning of period	4,944	2,805
Additions	8,468	25
Reductions	—	—
Balance, end of period	13,412	2,830
Loan servicing rights, net	$43,497	$52,957
Fair value:
At beginning of period	$52,693	$53,447
At end of period	$43,497	$52,957

The Company recorded impairment on commercial FHA loan servicing rights of $8.5 million and $25,000 for the three months ended March 31, 2020 and 2019, respectively. The impairment recognized in the current quarter was primarily the result of a reduction in the assumed earnings rates related to escrow and replacement reserves.

The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.38% and 8.20% at March 31, 2020 and December 31, 2019, respectively, while the weighted average discount rate was 11.43% and 11.02% for the same periods, respectively.

United States Small Business Administration (“SBA”) Loan Servicing

At March 31, 2020 and December 31, 2019, the Company serviced SBA loans for others with unpaid principal balances of $47.8 million and $48.2 million, respectively. At March 31, 2020 and December 31, 2019, SBA loan servicing rights of $1.1 million are reflected in loan servicing rights in the consolidated balance sheet.

Residential Mortgage Loan Servicing

At March 31, 2020 and December 31, 2019, the Company serviced residential mortgage loans for others with unpaid principal balances of $365.5 million and $381.6 million, respectively. At March 31, 2020 and December 31, 2019, total residential mortgage servicing rights of $1.5 million and $2.0 million, respectively, are reflected in mortgage servicing rights held for sale in the consolidated balance sheet.

Note 9 – Goodwill and Intangible Assets

At March 31, 2020 and December 31, 2019, goodwill totaled $172.8 million and $171.8 million.

The following table summarizes the carrying amount of goodwill by segment at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
(dollars in thousands)	2020	2019
Banking	$157,158	$156,120
Commercial FHA origination and servicing	10,892	10,892
Wealth management	4,746	4,746
Total goodwill	$172,796	$171,758

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	Amount	Amortization	Total	Amount	Amortization	Total
Core deposit intangibles	$57,012	$(32,131)	$24,881	$57,012	$(30,674)	$26,338
Customer relationship intangibles	14,071	(5,828)	8,243	14,071	(5,523)	8,548
Total intangible assets	$71,083	$(37,959)	$33,124	$71,083	$(36,197)	$34,886

Amortization of intangible assets was $1.8 million for both the three months ended March 31, 2020 and 2019.

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

The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at March 31, 2020 and December 31, 2019:

	Notional Amount		Fair Value Gain
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2020	2019	2020	2019
Derivative Instruments (included in Other Assets):
Interest rate lock commitments	$239,119	$222,654	$4,305	$3,350
Forward commitments to sell mortgage-backed securities	197,756	221,052	—	—
Total	$436,875	$443,706	$4,305	$3,350

	Notional Amount		Fair Value Loss
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2020	2019	2020	2019
Derivative Instruments (included in Other Liabilities):
Forward commitments to sell mortgage-backed securities	$28,266	$—	$329	$—

During the three months ended March 31, 2020 and 2019, the Company recognized net gains of $626,000 and $1.3 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

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

The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $8.8 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $888,000 and $306,000 at March 31, 2020 and December 31, 2019, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

Note 11 – Deposits

The following table summarizes the classification of deposits as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Noninterest-bearing demand	$1,052,726	$1,019,472
Interest-bearing:
Checking	1,425,022	1,342,788
Money market	849,642	787,662
Savings	534,457	522,456
Time	788,793	871,876
Total deposits	$4,650,640	$4,544,254

Note 12 – Short-Term Borrowings

The following table presents the distribution of short-term borrowings and related weighted average interest rates as of March 31, 2020 and December 31, 2019:

	Repurchase Agreements
	March 31,	December 31,
(dollars in thousands)	2020	2019
Outstanding at period-end	$43,578	$82,029
Average amount outstanding	55,616	121,168
Maximum amount outstanding at any month end	52,013	138,907
Weighted average interest rate:
During period	0.73%	0.69%
End of period	0.20%	0.67%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $46.6 million and $87.4 million at March 31, 2020 and December 31, 2019, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $17.7 million and $21.6 million at March 31, 2020 and December 31, 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $19.9 million and $24.3 million at March 31, 2020 and December 31, 2019, respectively. There were no outstanding borrowings at March 31, 2020 and December 31, 2019.

At March 31, 2020, the Company had available federal funds lines of credit totaling $20.0 million. These lines of credit were unused at March 31, 2020.

Note 13 – FHLB Advances and Other Borrowings

The following table summarizes our Federal Home Loan Bank (“FHLB”) advances and other borrowings as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Midland States Bancorp, Inc.
Series G redeemable preferred stock - 181 shares at $1,000 per share	$181	$181
Midland States Bank
FHLB advances – fixed rate, fixed term of $27.8 million and $28.0 million, at rates averaging 2.56% at March 31, 2020 and December 31, 2019 – maturing through June 2023, and putable fixed rate of $565.0 million and $465.0 million, at rates averaging 2.02% and 2.34% at March 31, 2020 and December 31, 2019, respectively – maturing through February 2030 with call provisions through August 2021	592,908	493,130
Total FHLB advances and other borrowings	$593,089	$493,311

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.95 billion and $1.94 billion at March 31, 2020 and December 31, 2019, respectively.

Note 14 – Subordinated Debt

The following table summarizes the Company’s subordinated debt as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Subordinated debt issued June 2015 – fixed interest rate of 6.00% through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $31,075 and $38,325 at March 31, 2020 and December 31, 2019, respectively - maturing June 18, 2025	$31,057	$38,273
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	545	544
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,513	39,496
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	71,596	71,549
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,794	26,791
Total subordinated debt	$169,505	$176,653

During the first quarter of 2020, the Company repurchased $7.3 million of the $38.3 million subordinated debentures issued in June 2015 with a fixed interest rate of 6.00% for the first five years, and a floating rate of interest equivalent to the three-month LIBOR plus 435 basis points thereafter. The Company recognized losses of $193,000 on the repurchase, which included the premium paid for the repurchase and the remaining unamortized debt issuance costs on the repurchase, in other noninterest expense in the consolidated statements of income.

The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 15 – Earnings Per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the three months ended March 31, 2020 and 2019 excluded antidilutive stock options of 89,603 and 97,628, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Net income	$1,549	$13,982
Preferred dividends declared	—	(82)
Preferred stock, premium amortization	—	48
Net income available to common shareholders	1,549	13,948
Common shareholder dividends	(6,510)	(5,776)
Unvested restricted stock award dividends	(65)	(47)
Undistributed earnings to unvested restricted stock awards	—	(65)
Undistributed (loss) earnings to common shareholders	$(5,026)	$8,060
Basic
Distributed earnings to common shareholders	$6,510	$5,776
Undistributed (loss) earnings to common shareholders	(5,026)	8,060
Total common shareholders earnings, basic	$1,484	$13,836
Diluted
Distributed earnings to common shareholders	$6,510	$5,776
Undistributed (loss) earnings to common shareholders	(5,026)	8,060
Total common shareholders earnings	1,484	13,836
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders earnings, diluted	$1,484	$13,836
Weighted average common shares outstanding, basic	24,433,975	23,998,119
Options and warrants	104,027	206,542
Weighted average common shares outstanding, diluted	24,538,002	24,204,661
Basic earnings per common share	$0.06	$0.58
Diluted earnings per common share	0.06	0.57

Note 16 – Fair Value of Financial Instruments

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of March 31, 2020 and December 31, 2019, are summarized below:

	March 31, 2020
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$47,357	$—	$47,357	$—
Mortgage-backed securities - agency	326,700	—	326,700	—
Mortgage-backed securities - non-agency	27,281	—	27,281	—
State and municipal securities	116,094	—	116,094	—
Corporate securities	138,822	—	137,897	925
Equity securities	5,640	—	5,640	—
Loans held for sale	113,852	—	113,852	—
Interest rate lock commitments	4,305	—	4,305	—
Interest rate swap contracts	888	—	888	—
Total	$780,939	$—	$780,014	$925
Liabilities
Interest rate swap contracts	$888	$—	$888	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$44,566	$—	$—	$44,566
Mortgage servicing rights held for sale	1,460	—	—	1,460
Nonperforming loans	15,972	—	15,450	522
Other real estate owned	909	—	909	—
Assets held for sale	3,790	—	3,790	—

	December 31, 2019
		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
(dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$60,020	$—	$60,020	$—
Mortgage-backed securities - agency	324,974	—	324,974	—
Mortgage-backed securities - non-agency	17,148	—	17,148	—
State and municipal securities	124,555	—	124,555	—
Corporate securities	122,736	—	121,781	955
Equity securities	5,621	—	5,621	—
Loans held for sale	16,431	—	16,431	—
Interest rate lock commitments	3,350	—	3,350	—
Interest rate swap contracts	306	—	306	—
Total	$675,141	$—	$674,186	$955
Liabilities
Interest rate swap contracts	$306	$—	$306	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$53,824	$—	$—	$53,824
Mortgage servicing rights held for sale	1,972	—	—	1,972
Nonperforming loans	14,693	—	12,518	2,175
Assets held for sale	3,974	—	3,974	—

The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Balance, beginning of period	$955	$1,923
Total realized in earnings (1)	2	22
Total unrealized in other comprehensive income (2)	(30)	7
Net settlements (principal and interest)	(2)	(22)
Balance, end of period	$925	$1,930
(1)	Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)	Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

		Valuation	Unobservable
(dollars in thousands)	Fair Value	technique	input / assumptions	Range (weighted average)(1)
March 31, 2020
Corporate securities	$925	Consensus pricing	Net market price	-1.5% - 2.0% (1.0%)

December 31, 2019
Corporate securities	$955	Consensus pricing	Net market price	-2.0% - 2.5% (1.5%)
(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

The significant unobservable inputs used in the fair value measurement of the Company’s corporate securities is net market price. The corporate securities are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Generally, net market price increases when market interest rates decline and declines when market interest rates increase.

The following table presents losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Loan servicing rights	$8,468	$25
Mortgage servicing rights held for sale	496	—
Nonperforming loans	12,919	981
Other real estate owned	605	16
Assets held for sale	146	—
Total losses on assets measured on a nonrecurring basis	$22,634	$1,022

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at March 31, 2020 and December 31, 2019:

		Valuation	Unobservable
(dollars in thousands)	Fair Value	technique	input / assumptions	Range (weighted average)(1)
March 31, 2020
Loan servicing rights:
Commercial MSR	$43,497	Discounted cash flow	Prepayment speed	8.00% - 22.50% (8.38%)
			Discount rate	10.00% - 27.00% (11.43%)

SBA servicing rights	$1,069	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.60%)
			Discount rate	No range (11.70%)

MSR held for sale	$1,460	Discounted cash flow	Prepayment speed	14.04% - 26.28% (16.92%)
			Discount rate	9.00% - 11.50% (10.13%)

Other:
Nonperforming loans	$522	Fair value of collateral	Discount for type of property,	No range (4.50%)
			age of appraisal and current status

December 31, 2019
Loan servicing rights:
Commercial MSR	$52,693	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.20%)
			Discount rate	10.00% - 14.00% (11.02%)

SBA servicing rights	$1,131	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.60%)
			Discount rate	No range (11.70%)

MSR held for sale	$1,972	Discounted cash flow	Prepayment speed	8.64% - 26.28% (12.42%)
			Discount rate	9.50% - 12.50% (10.75%)

Other:
Nonperforming loans	$2,175	Fair value of collateral	Discount for type of property,	4.32% - 8.00% (5.22%)
			age of appraisal and current status
(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

Nonperforming loans. Nonperforming loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered nonperforming and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure nonperforming loans based on the estimated fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The nonperforming loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment.

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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Aggregate		Contractual	Aggregate		Contractual
(dollars in thousands)	fair value	Difference	principal	fair value	Difference	principal
Commercial loans held for sale	$1,706	$48	$1,658	$8,236	$206	$8,030
Residential loans held for sale	12,458	667	11,791	8,195	446	7,749
Consumer loans held for sale	99,688	—	99,688	—	—	—
Total loans held for sale	$113,852	$715	$113,137	$16,431	$652	$15,779

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Commercial loans held for sale	$(158)	$(328)
Residential loans held for sale	255	(57)
Total loans held for sale	$97	$(385)

The carrying values and estimated fair value of certain financial instruments not carried at fair value at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$445,097	$445,097	$445,097	$—	$—
Federal funds sold	4,299	4,299	4,299	—	—
Nonmarketable equity securities	46,068	46,068	—	46,068	—
Loans, net	4,337,659	4,387,244	—	—	4,387,244
Accrued interest receivable	16,532	16,532	—	16,532	—

Liabilities
Deposits	$4,650,640	$4,661,375	$—	$4,661,375	$—
Short-term borrowings	43,578	43,578	—	43,578	—
FHLB and other borrowings	593,089	631,450	—	631,450	—
Subordinated debt	169,505	160,344	—	160,344	—
Trust preferred debentures	48,420	42,391	—	42,391	—
Accrued interest payable	7,078	7,078	—	7,078	—

	December 31, 2019
			Quoted prices
			in active	Significant
			markets	other	Significant
			for identical	observable	unobservable
	Carrying		assets	inputs	inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$392,694	$392,694	$392,694	$—	$—
Federal funds sold	1,811	1,811	1,811	—	—
Nonmarketable equity securities	44,505	44,505	—	44,505	—
Loans, net	4,373,382	4,385,768	—	—	4,385,768
Accrued interest receivable	16,346	16,346	—	16,346	—

Liabilities
Deposits	$4,544,254	$4,548,327	$—	$4,548,327	$—
Short-term borrowings	82,029	82,029	—	82,029	—
FHLB and other borrowings	493,311	506,832	—	506,832	—
Subordinated debt	176,653	182,189	—	182,189	—
Trust preferred debentures	48,288	53,811	—	53,811	—
Accrued interest payable	6,400	6,400	—	6,400	—

Note 17 – Commitments, Contingencies and Credit Risk

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$728,472	$725,506
Financial guarantees – standby letters of credit	55,676	106,678

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense included in other expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. At March 31, 2020, the ACL for off-balance sheet credit exposures was $2.4 million.

The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2020 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three months ended March 31, 2020 and 2019. The liability for unresolved repurchase demands totaled $289,000 at March 31, 2020 and December 31, 2019.

Note 18 – Segment Information

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

Selected business segment financial information as of and for the three months ended March 31, 2020 and 2019 were as follows:

			Commercial FHA
		Wealth	Origination and
(dollars in thousands)	Banking	Management	Servicing	Other	Total
Three Months Ended March 31, 2020
Net interest income (expense)	$49,927	$—	$(64)	$(3,212)	$46,651
Provision for credit losses on loans	10,569	—	—	—	10,569
Noninterest income	10,213	5,677	(7,232)	(60)	8,598
Noninterest expense	37,074	3,613	2,094	(106)	42,675
Income (loss) before income taxes (benefit)	12,497	2,064	(9,390)	(3,166)	2,005
Income taxes (benefit)	3,909	205	(2,629)	(1,029)	456
Net income (loss)	$8,588	$1,859	$(6,761)	$(2,137)	$1,549
Total assets	$6,132,963	$21,875	$81,394	$(28,002)	$6,208,230

Three Months Ended March 31, 2019
Net interest income (expense)	$48,518	$—	$(176)	$(2,741)	$45,601
Provision for credit losses on loans	3,243	—	—	—	3,243
Noninterest income	8,940	4,953	3,238	(56)	17,075
Noninterest expense	35,371	3,247	2,811	(332)	41,097
Income (loss) before income taxes (benefit)	18,844	1,706	251	(2,465)	18,336
Income taxes (benefit)	4,975	140	71	(832)	4,354
Net income (loss)	$13,869	$1,566	$180	$(1,633)	$13,982
Total assets	$5,582,494	$19,039	$94,797	$(54,550)	$5,641,780

1Note 19 – Related Party Transactions

A member of our board of directors has ownership in a building the Company utilizes for office space located in Effingham, Illinois. During the three months ended March 31, 2020, the Company paid rent on this space of $17,000.

The Company utilizes the services of a company to act as a general manager for the construction of new facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the three months ended March 31, 2019, the Company paid $210,000 to this company for work on various projects.

Note 20 – Revenue From Contracts with Customers

The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,209	$3,617
Investment advisory fees	529	529
Investment brokerage fees	395	219
Other	544	588
Service charges on deposit accounts:
Nonsufficient fund fees	1,866	1,754
Other	790	766
Interchange revenues	2,833	2,680
Other income:
Merchant services revenue	351	375
Other	938	818
Noninterest income - out-of-scope of Topic 606	(3,857)	5,729
Total noninterest income	$8,598	$17,075

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

Other Noninterest Income

The other noninterest income revenue streams within the scope of Topic 606 consist of merchant services revenue, safe deposit box rentals, wire transfer fees, paper statement fees, check printing commissions, gain on sales of other real estate owned, and other noninterest related fees. Revenue from the Company’s merchant services business consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions. These fees are net of interchange fees paid to the credit card issuing bank, card company assessments, and revenue sharing amounts. Account management fees are considered earned at the time the merchant’s transactions are processed or other services are performed. Fees related to the other components of other noninterest income within the scope of Topic 606 are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at the point in time the customer uses the selected service to execute a transaction.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2020. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates and other general economic, business and political conditions, including the effects of widespread disease or pandemics; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Significant Developments and Transactions

Each item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2020 and 2019, and our financial condition as of March 31, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Illinois and Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. In Illinois, the Governor issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, other than minimum basic operations. This order was effective beginning March 21, 2020 and a subsequently modified version currently extends the order through May 30, 2020. In Missouri, the Director of the Missouri Department of Health and Senior Services issued an order that individuals stay at home and that businesses abide by certain limitations on gathering sizes. This order was effective from April 6, 2020 and currently extends through May 3, 2020. The Bank and its branches have remained open during these orders because banking is deemed an essential business, although it has suspended lobby access at its branches since March 17, 2020.

Each state has experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities, with over 755,000 new claims processed from March 1 through April 18, 2020, according to the Illinois Department of Employment Security, and with approximately 400,000 claims, representing approximately 13% of Missouri’s labor force, filed from March 14 through April 18, 2020, according to the Missouri Department of Labor and Industrial Relations, and these levels are expected to rise further.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, but we anticipate that similar effects may occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 – 0.25%.
●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA, referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349.0 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310.0 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (MSNLF), and (2) the Main Street Expanded Loan Facility (MSELF). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, gaming, long-term healthcare and retail industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our equipment leasing business and loan portfolio, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	To protect the health and safety of our employees and customers, we instituted the following measures:
o	On March 17, 2020, we closed our banking center lobbies but continued to serve clients by appointment or through our drive-up lanes.
o	On March 23, 2020, we closed our corporate offices, effectively leveraging our investments in technology to transition to working remotely
●	To meet the financial needs of our customers, we have instituted the following measure:
o	The Company has received requests for payment deferrals totaling $665 million through April 20, 2020 and we are working with our customers to address their specific needs.
o	The Bank participated, as a lender, in the PPP and began taking applications on the first day of the program. Through April 16, 2020, we had processed $263 million in PPP loans that had been approved by the SBA.

Adoption of CECL. Effective January 1, 2020, the Company adopted CECL. The CECL model requires a reporting entity to estimate credit losses expected over the “life” of an asset, or pool of assets. The estimate of expected credit losses will consider historical information, current information, and the reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. The ACL on loans and related provision for credit losses on loans was modeled under the provisions of CECL for the three months ended March 31, 2020, as opposed to the incurred loss model for periods prior to January 1, 2020.

Issuance of Subordinated Debt. On September 20, 2019, the Company issued, through a private placement, $100.0 million aggregate principal amount of subordinated notes, which was structured into two tranches: $72.75 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029, and $27.25 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034. On January 13, 2020, the Company completed its offer to exchange all $100.0 million aggregate principal amount of subordinated notes for substantially identical subordinated notes that were registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the purchasers of the subordinated notes in the private placement transaction. The Company used a portion of the net proceeds from the offering to repay a $30.0 million senior term loan and intends to use the remaining net proceeds for general corporate purposes.

Stock Repurchase. On July 29, 2019, the Company redeemed, in whole, the shares of Series H preferred stock. The price paid by the Company for such shares was equal to $1,000 per share plus any unpaid dividends.

Recent Acquisitions. On July 17, 2019, the Company completed its acquisition of HomeStar and its wholly-owned banking subsidiary, HomeStar Bank, which operated five full-service banking centers in northern Illinois. The Company acquired $366.3 million in assets, including $211.1 million in loans, and assumed $321.7 million in deposits.

Purchased Loans.  Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Our reported net interest margin for the three months ended March 31, 2020 and 2019 was 3.48% and 3.73%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $2.2 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, increasing the reported net interest margin by 16 and 17 basis points for each respective period. In the first quarter of 2020, PCI loans were reclassified as PCD loans and due to this change, accretion income will decrease going forward.

Results of Operations

Overview. During the three months ended March 31, 2020, we generated net income of $1.5 million, or diluted earnings per common share of $0.06, compared to $14.0 million, or diluted earnings per common share of $0.57, in the comparable period of 2019. Earnings for the first quarter of 2020 compared to first quarter of 2019 declined primarily due to a $7.3 million increase in provision for credit losses on loans, an $8.5 million decrease in noninterest income and a $1.6 million increase in noninterest expense. These results were partially offset by a $1.1 million increase in net interest income and a $3.9 million decrease in income tax expense. As discussed in further detail below, the COVID-19 pandemic and the adoption of CECL had a significant impact on net income for the first quarter of 2020, resulting in the negative quarter over quarter comparison.

The following table sets forth condensed income statement information of the Company for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Income Statement Data:
Interest income	$61,314	$59,432
Interest expense	14,663	13,831
Net interest income	46,651	45,601
Provision for credit losses on loans	10,569	3,243
Noninterest income	8,598	17,075
Noninterest expense	42,675	41,097
Income before income taxes	2,005	18,336
Income taxes	456	4,354
Net income	1,549	13,982
Preferred stock dividends and premium amortization	—	34
Net income available to common shareholders	$1,549	$13,948
Basic earnings per common share	$0.06	$0.58
Diluted earnings per common share	0.06	0.57

Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2020 and 2019.

As described above, one of the factors that impacts net interest income is interest rate fluctuations. The Federal Reserve decreased the target federal funds interest rate by 25 basis points in each of August 2019, September 2019 and October 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impact the comparability of net interest income between 2019 and 2020.

During the three months ended March 31, 2020, net interest income, on a tax-equivalent basis, increased to $47.1 million compared to $46.1 million for the comparative prior year quarter. The tax-equivalent net interest margin decreased to 3.48% for the first quarter of 2020 compared to 3.73% in the first quarter of 2019.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2020			2019
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$337,851	$1,062	1.26%	$152,078	$907	2.42%
Investment securities:
Taxable investment securities	536,895	4,094	3.05	500,672	3,683	2.94
Investment securities exempt from federal income tax (1)	125,555	1,250	3.98	154,092	1,349	3.50
Total securities	662,450	5,344	3.23	654,764	5,032	3.07
Loans:
Loans (2)	4,282,828	53,539	5.03	4,020,502	51,882	5.23
Loans exempt from federal income tax (1)	101,378	1,058	4.20	108,391	1,234	4.61
Total loans	4,384,206	54,597	5.01	4,128,893	53,116	5.22
Loans held for sale	19,844	191	3.87	30,793	299	3.94
Nonmarketable equity securities	45,124	605	5.39	44,279	621	5.69
Total earning assets	5,449,475	$61,799	4.56%	5,010,807	$59,975	4.85%
Noninterest-earning assets	624,594			618,996
Total assets	$6,074,069			$5,629,803
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,191,295	$3,795	0.70%	$1,813,875	$3,377	0.75%
Savings deposits	525,994	130	0.10	449,174	220	0.20
Time deposits	803,996	4,258	2.13	652,576	2,702	1.68
Brokered deposits	28,230	179	2.55	178,354	1,064	2.42
Total interest-bearing deposits	3,549,515	8,362	0.95	3,093,979	7,363	0.97
Short-term borrowings	55,616	101	0.73	135,337	237	0.71
FHLB advances and other borrowings	532,733	2,967	2.24	673,250	3,847	2.32
Subordinated debt	170,026	2,509	5.90	94,156	1,514	6.43
Trust preferred debentures	48,357	724	6.02	47,848	870	7.38
Total interest-bearing liabilities	4,356,247	$14,663	1.35%	4,044,570	$13,831	1.39%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	986,178			919,185
Other noninterest-bearing liabilities	78,943			51,838
Total noninterest-bearing liabilities	1,065,121			971,023
Shareholders’ equity	652,701			614,210
Total liabilities and shareholders’ equity	$6,074,069			$5,629,803
Net interest income / net interest margin (3)		$47,136	3.48%		$46,144	3.73%
(1)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $485,000 and $543,000 for the three months ended March 31, 2020 and 2019, respectively.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

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

	Three Months Ended March 31, 2020
	Compared with
	Three Months Ended March 31, 2019
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
EARNING ASSETS:
Federal funds sold and cash investments	$854	$(699)	$155
Investment securities:
Taxable investment securities	271	140	411
Investment securities exempt from federal income tax	(267)	168	(99)
Total securities	4	308	312
Loans:
Loans	3,563	(1,906)	1,657
Loans exempt from federal income tax	(72)	(104)	(176)
Total loans	3,491	(2,010)	1,481
Loans held for sale	(105)	(3)	(108)
Nonmarketable equity securities	14	(30)	(16)
Total earning assets	$4,258	$(2,434)	$1,824
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$695	$(277)	$418
Savings deposits	29	(119)	(90)
Time deposits	728	828	1,556
Brokered deposits	(922)	37	(885)
Total interest-bearing deposits	530	469	999
Short-term borrowings	(142)	6	(136)
FHLB advances and other borrowings	(780)	(100)	(880)
Subordinated debt	1,170	(175)	995
Trust preferred debentures	12	(158)	(146)
Total interest-bearing liabilities	$790	$42	$832
Net interest income	$3,468	$(2,476)	$992

Interest Income. Interest income, on a tax-equivalent basis, increased $1.8 million to $61.8 million in the first quarter of 2020 as compared to the same quarter in 2019 primarily due to an increase in average earning assets. Average earning assets increased to $5.4 billion in the first quarter of 2020 from $5.0 billion in the same quarter in 2019 primarily driven by an increase in average loan balances resulting from the $211.1 million of loans added from the acquisition of HomeStar. The yield on earning assets decreased 29 basis points to 4.56% from 4.85%. The decrease in yield on earning assets was primarily driven by a decrease in the yield on loans due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $2.2 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.

Interest Expense. Interest expense on deposits increased to $8.4 million in the first quarter of 2020 from $7.4 million in the first quarter of 2019. The $1.0 million increase was primarily due to an increase of $0.5 million in both rate and volume of deposits. The increase in rate was primarily attributable to higher interest rates paid on time deposits which have yet to reprice down due to the recent decrease in market rates. The increase in volume was primarily attributable to the addition of $321.7 million of deposits added from the acquisition of HomeStar, and an increase in our average balances of $301.2 million from our Insured Cash Sweep (“ICS”) product offering. With the increase in deposits from the acquisition of HomeStar and organically, we have been able to replace, in part, wholesale funds through the intentional decrease in brokered time deposits which results in lower average rate paid on deposits.

Interest expense on subordinated debt increased $1.0 million to $2.5 million due primarily to the issuance of $100.0 million of subordinated debt in September 2019. The increase was partially offset by the redemption of $16.5 million of subordinated debt during the fourth quarter of 2019 and an additional $7.3 million in the first quarter of 2020. In turn, the reported cost of funds decreased 53 basis points to 5.90% in the current quarter.

Provision for Credit Losses on Loans. The provision for credit losses on loans totaled $10.6 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The methodology used to calculate the required ACL on loans, and ultimately the provision for credit losses on loans was CECL for the first quarter of 2020 and the incurred loss model for the first quarter of 2019. The CECL model recognizes losses over the expected life of the loan as opposed to the losses expected to already have been incurred. The increase in provision for credit losses on loans is primarily a result of an increase in qualitative reserves due to a change in forecasting assumptions because of the COVID-19 pandemic, as the economic forecast assumed a significant increase in unemployment due to a slowing economy for the second and third quarters of 2020 before starting to show a recovery. The provision was also impacted by a higher level of net charge-offs experienced in the first quarter of 2020, specifically, one loan in the amount of $3.6 million. This charge off was in excess of the specific reserves of $1.4 million resulting in a $2.2 million additional provision for the quarter.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2020	2019	(decrease)
Noninterest income:
Wealth management revenue	$5,677	$4,953	$724	14.6%
Commercial FHA revenue	1,267	3,295	(2,028)	(61.5)
Residential mortgage banking revenue	1,755	834	921	110.4
Service charges on deposit accounts	2,656	2,520	136	5.4
Interchange revenue	2,833	2,680	153	5.7
Gain on sales of other real estate owned	15	66	(51)	(77.3)
Impairment on commercial mortgage servicing rights	(8,468)	(25)	(8,443)	33,772.0
Other income	2,863	2,752	111	4.0
Total noninterest income	$8,598	$17,075	$(8,477)	(49.6)%

Wealth management revenue. Income from our wealth management business increased $0.7 million for the three months ended March 31, 2020 as compared to the same period in 2019. Assets under administration decreased to $2.97 billion at March 31, 2020 from $3.10 billion at March 31, 2019, primarily due to the decline in the market as a result of COVID-19. The decline primarily offset the addition of $181.2 million of wealth management assets under administration from the acquisition of HomeStar. Estate fees increased this quarter by $0.3 million from the same period one year ago.

Commercial FHA revenue. Commercial FHA revenue for the three months ended March 31, 2020 was $1.3 million, a decrease of $2.0 million from the first quarter of 2019. Interest rate lock commitments were $13.3 million in the current quarter compared to $64.5 million for the comparable period in 2019.

Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended March 31, 2020 totaled $1.8 million, compared to $0.8 million for the same period in 2019. The increase was primarily attributable to an increase in production as the decrease in the 10-year treasury rate stimulated a significant increase in mortgage refinance activity. Loans originated in the first quarter of 2020 totaled $72.4 million, with 49% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $30.5 million.

Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $8.5 million for the three months ended March 31, 2020 compared to impairment of $25,000 for the three months ended March 31, 2019. Loans serviced for others totaled $4.01 billion and $3.97 billion at March 31, 2020 and 2019, respectively. The impairment was primarily the result of a reduction in the assumed earnings rates related to escrow and replacement reserves.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2020	2019	(decrease)
Noninterest expense:
Salaries and employee benefits	$21,063	$22,039	$(976)	(4.4)%
Occupancy and equipment	4,869	4,853	16	0.3
Data processing	5,334	4,724	610	12.9
FDIC insurance	1	435	(434)	(99.8)
Professional	1,855	2,073	(218)	(10.5)
Marketing	981	1,234	(253)	(20.5)
Communications	1,290	817	473	57.9
Loan expense	516	360	156	43.3
Other real estate owned	711	93	618	664.5
Amortization of intangible assets	1,762	1,810	(48)	(2.7)
Loss on mortgage servicing rights held for sale	496	—	496	—
Other	3,797	2,659	1,138	42.8
Total noninterest expense	$42,675	$41,097	$1,578	3.8%

Salaries and employee benefits. Salaries and employee benefits expense decreased $1.0 million during the three months ended March 31, 2020 as compared to the same period in 2019. The Company employed 1,027 and 1,102 employees at March 31, 2020 and 2019, respectively. In January 2020, the Company announced a reduction in its staffing by approximately 50 full-time employee positions, representing approximately 5% of the Company’s workforce.  The Company recorded a $0.8 million one-time charge related to this staffing level adjustment in the first quarter of 2020. This charge was offset by a reduction in annual bonus expense in the first quarter of 2020 compared to the same period one year ago due to anticipated financial results not meeting established thresholds for these annual awards.

Data processing fees. The $0.6 million increase in data processing fees during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily the result of our continuing investments in technology to better serve our growing customer base.

FDIC insurance. The $0.4 million decrease in FDIC insurance during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily the result a $0.4 million small business tax credit received from the FDIC. This credit was provided by the FDIC to banks with total consolidated assets of less than $10.0 billion for the portion of their assessments that contributed to the growth in the FDIC’s reserve ratio. The Company expects to recognize additional credits of $0.2 million in a future period.

Communication expense. The increase in communication expense of $0.5 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to continued investment and standardization of services and technology across our banking center network.

Other real estate owned expense. The increase in other real estate owned expense of $0.6 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to impairment recorded on one property due to a decline in property value from one year ago.

Loss on mortgage servicing rights held for sale. The Company recognized a $0.5 million loss on mortgage servicing rights held for sale for the three months ended March 31, 2020. Market disruption as a result of COVID-19 resulted in a decreased demand by potential acquirers and a resulting decrease in value.

Other noninterest expense. The increase in other noninterest expense of $1.1 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to $1.0 million increase in our reserve for unfunded commitments related to one borrower.

Income Tax Expense. Income tax expense was $0.5 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate decreased to 22.7% for the first quarter of 2020 as compared to

23.7% for the first quarter of 2019. The decrease in the effective tax rate was primarily attributable to the impact of tax-free revenues having a greater impact to pre-tax income due to the reduced level of earnings this quarter.

Financial Condition

Assets. Total assets increased to $6.21 billion at March 31, 2020, as compared to $6.09 billion at December 31, 2019.

Loans. The loan portfolio is the largest category of our assets. At March 31, 2020, total loans were $4.38 billion compared to $4.40 billion at December 31, 2019. The following table shows loans by category as of March 31, 2020 and December 31, 2019:

	March 31,	December 31
(dollars in thousands)	2020	2019
Commercial	$1,092,779	$1,055,185
Commercial real estate	1,507,280	1,526,504
Construction and land development	208,361	208,733
Total commercial loans	2,808,420	2,790,422
Residential real estate	548,014	568,291
Consumer	673,404	710,116
Lease financing	346,366	332,581
Total loans, gross	$4,376,204	$4,401,410
Allowance for credit losses on loans	(38,545)	(28,028)
Total loans, net	$4,337,659	$4,373,382

Total loans decreased $25.2 million to $4.38 billion at March 31, 2020 as compared to December 31, 2019. We continued to see loan growth from our equipment financing business, which is booked in the commercial loans and lease financing portfolios. These increases were offset by several large loan payoffs and principal reductions in the commercial real estate portfolio, and payoffs and repayments in the residential real estate portfolio. Consumer loans declined as $99.7 million was transferred to loans held for sale in the first quarter of 2020. We anticipate that loan growth will remain slow in the future for our commercial real estate, consumer and lease financing loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.

The principal segments of our loan portfolio are discussed below:

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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2020:

	March 31, 2020
	Within One Year		One Year to Five Years		After Five Years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed Rate	Rate	Fixed Rate	Rate	Fixed Rate	Rate	Total
Commercial	$41,803	$295,524	$414,216	$83,600	$202,030	$55,606	$1,092,779
Commercial real estate	258,789	77,516	673,474	133,549	77,348	286,604	1,507,280
Construction and land development	17,083	43,515	24,363	97,048	1,954	24,398	208,361
Total commercial loans	317,675	416,555	1,112,053	314,197	281,332	366,608	2,808,420
Residential real estate	4,284	9,366	12,185	36,557	212,067	273,555	548,014
Consumer	3,436	4,641	650,665	10,331	4,306	25	673,404
Lease financing	8,919	—	262,132	—	75,315	—	346,366
Total loans	$334,314	$430,562	$2,037,035	$361,085	$573,020	$640,188	$4,376,204

Loan Quality

We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile, credit and geographic concentration for our loan portfolio. We also have what we believe to be a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our ACL on loans, our purchase discounts on acquired loans provide additional protections against credit losses.

Analysis of the Allowance for Credit Losses on Loans. The following table allocates the ACL on loans, or the allowance, by loan category:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$11,740	1.07%	$10,031	0.95%
Commercial real estate	13,583	0.90	10,272	0.67
Construction and land development	1,321	0.63	290	0.14
Total commercial loans	26,644	0.95	20,593	0.74
Residential real estate	4,638	0.85	2,499	0.44
Consumer	1,954	0.29	2,642	0.37
Lease financing	5,309	1.53	2,294	0.69
Total allowance for credit losses on loans	$38,545	0.88	$28,028	0.64
(1)	Represents the percentage of the allowance to total loans in the respective category.

The allowance represents our estimate of expected credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or relevant factors.

The following table provides an analysis of the ACL on loans, provision for credit losses on loans and net charge-offs for the three months ended March 31, 2020 and 2019:

	As of and for the
	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Balance, beginning of period	$40,811	$20,903
Charge-offs:
Commercial	3,398	112
Commercial real estate	7,873	58
Construction and land development	12	44
Residential real estate	388	153
Consumer	598	556
Lease financing	948	459
Total charge-offs	13,217	1,382
Recoveries:
Commercial	5	15
Commercial real estate	14	7
Construction and land development	59	7
Residential real estate	44	22
Consumer	191	210
Lease financing	69	66
Total recoveries	382	327
Net charge-offs	12,835	1,055
Provision for credit losses on loans	10,569	3,243
Balance, end of period	$38,545	$23,091
Gross loans, end of period	$4,376,204	$4,092,106
Average loans	$4,384,206	$4,128,893
Net charge-offs to average loans	1.18%	0.10%
Allowance to total loans	0.88%	0.56%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 1.18% and 0.10% for the three months ended March 31, 2020 and 2019, respectively. Approximately $10.2 million of the net charge-offs in the first quarter of 2020 were related to three loans that had been on non-performing status with specific reserves held against them for at least one year. These charge-offs were unrelated to the impact of the COVID-19 pandemic.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts. For December 31, 2019, PCI loans are excluded from nonperforming status.

	March 31,	December 31,
(dollars in thousands)	2020	2019
Nonperforming loans:
Commercial	$4,659	$6,278
Commercial real estate	33,560	23,462
Construction and land development	5,005	1,349
Residential real estate	12,279	9,024
Consumer	512	376
Lease financing	2,151	1,593
Total nonperforming loans	58,166	42,082
Other real estate owned, non-guaranteed	8,992	7,945
Nonperforming assets	$67,158	$50,027
Nonperforming loans to total loans	1.33%	0.96%
Nonperforming assets to total assets	1.08%	0.82%

We did not recognize interest income on nonaccrual loans during the three months ended March 31, 2020 or 2019 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $890,000 and $653,000 for the three months ended March 31, 2020 and 2019, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $20,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively.

We use a ten grade risk rating system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 7, which are "special mention," and loans with a risk grade of 8, which are "substandard" loans that are not considered to be nonperforming. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank's senior management team.

The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

			Commercial		Construction &
	Commercial		Real Estate		Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
March 31, 2020	$21,776	$21,375	$31,729	$48,103	$3,857	$1,297	$128,137
December 31, 2019	17,435	22,952	18,450	66,231	2,420	1,250	128,738
(1)	Includes only those 8-rated loans that are not included in nonperforming loans.

Loans Held for Sale. At March 31, 2020, the Company had commercial, residential and consumer loans held for sale totaling $113.9 million compare to $16.4 million at December 31, 2019. During the first quarter of 2020, the Company had committed to a plan to sell certain consumer loans and transferred $99.7 million of consumer loans to loans held for sale with no gain or loss recognized upon the transfer. The sale is expected to be completed in May 2020.

Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at March 31, 2020 and December 31, 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31, 2020		December 31, 2019
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Investment securities, available for sale:
U.S. government sponsored entities and U.S. agency securities	$47,357	7.2%	$60,020	9.2%
Mortgage-backed securities - agency	326,700	49.8	324,974	50.0
Mortgage-backed securities - non-agency	27,281	4.2	17,148	2.7
State and municipal securities	116,094	17.7	124,555	19.2
Corporate securities	138,822	21.1	122,736	18.9
Total investment securities, available for sale, at fair value	$656,254	100.0%	$649,433	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2020. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31, 2020
			Weighted
	Book	% of	Average
(dollars in thousands)	Value	Total	Yield
Investment securities, available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$18,112	2.8%	2.5%
Maturing in one to five years	22,269	3.4	2.4
Maturing in five to ten years	6,632	1.0	2.4
Maturing after ten years	344	0.0	2.6
Total U.S. government sponsored entities and U.S. agency securities	$47,357	7.2%	2.4%

Mortgage-backed securities - agency:
Maturing within one year	$13,754	2.1	2.9
Maturing in one to five years	229,756	35.0	2.7
Maturing in five to ten years	33,189	5.1	2.8
Maturing after ten years	50,001	7.6	2.8
Total mortgage-backed securities - agency	$326,700	49.8%	2.7%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	0.0	0.0
Maturing in one to five years	—	0.0	0.0
Maturing in five to ten years	—	0.0	0.0
Maturing after ten years	27,281	4.2	3.0
Total mortgage-backed securities - non-agency	$27,281	4.2%	3.0%

State and municipal securities (1):
Maturing within one year	$10,500	1.6	4.6
Maturing in one to five years	39,335	6.0	4.1
Maturing in five to ten years	47,097	7.2	4.0
Maturing after ten years	19,162	2.9	3.9
Total state and municipal securities	$116,094	17.7%	4.1%

Corporate securities:
Maturing within one year	$5,189	0.8	4.0
Maturing in one to five years	17,783	2.7	4.0
Maturing in five to ten years	115,850	17.6	5.1
Maturing after ten years	—	—	—
Total corporate securities	$138,822	21.1%	4.9%
Total investment securities, available for sale	$656,254	100.0%	3.4%
(1)	Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at March 31, 2020 at fair value for our investment securities classified as available for sale.

	March 31, 2020
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$46,428	$47,357	$37,897	$9,460	$—	$—	$—	$—
Mortgage-backed securities - agency	317,332	326,700	2,564	324,136	—	—	—	—
Mortgage-backed securities - non-agency	28,121	27,281	1,432	25,849	—	—	—	—
State and municipal securities	112,500	116,094	20,863	74,239	9,223	2,599	491	8,679
Corporate securities	140,287	138,822	—	—	25,808	79,857	—	33,157
Total investment securities, available for sale	$644,668	$656,254	$62,756	$433,684	$35,031	$82,456	$491	$41,836

Cash and Cash Equivalents. Cash and cash equivalents increased $54.9 million to $449.4 million as of March 31, 2020 compared to December 31, 2019. The Company chose to increase its cash holdings and improve liquidity in light of the uncertainties due to COVID-19.

Liabilities. Total liabilities increased to $5.58 billion at March 31, 2020 compared to $5.43 billion at December 31, 2019.

Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Deposits:
Noninterest-bearing demand	$986,178	—	$919,185	—
Interest-bearing:
Checking	1,379,661	0.58%	990,612	0.54%
Money market	811,634	0.89	823,263	1.02
Savings	525,994	0.10	449,174	0.20
Time, less than $250,000	685,933	2.08	571,344	1.64
Time, $250,000 and over	118,063	2.40	81,232	1.96
Time, brokered	28,230	2.55	178,354	2.42
Total interest-bearing	$3,549,515	0.95%	$3,093,979	0.97%
Total deposits	$4,535,693	0.74%	$4,013,164	0.74%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of March 31, 2020:

	March 31, 2020
	Maturity Within:
	Three	Three to Six	Six to 12	After 12
(dollars in thousands)	Months or Less	Months	Months	Months	Total
Time, $250,000 and over	$41,001	$23,982	$14,030	$31,720	$110,733
Time, brokered	—	—	4,835	17,994	22,829
Total	$41,001	$23,982	$18,865	$49,714	$133,562

Total deposits increased $106.4 million to $4.65 billion at March 31, 2020, as compared to December 31, 2019. The increase primarily resulted from organic deposit growth of $133.3 million, partially offset by the intentional reduction of $26.9 million in brokered money market deposits and brokered time deposits. At March 31, 2020, total deposits were comprised of 22.6% of noninterest-bearing demand accounts, 60.4% of interest-bearing transaction accounts and 17.0% of time deposits. At March 31, 2020, brokered time deposits totaled $22.9 million, or 0.5% of total deposits, compared to $49.7 million, or 1.1% of total deposits, at December 31, 2019.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.

Shareholders’ equity decreased $30.8 million to $631.2 million at March 31, 2020 as compared to December 31, 2019. The Company generated net income of $1.5 million during the first three months of 2020 and had an increase in accumulated other comprehensive income of $1.0 million. Offsetting these increases to shareholders’ equity were $6.6 million of dividends to common shareholders and $20.6 million in stock repurchases. In addition, the Company recorded a $7.2 million reduction to retained earnings related to the adoption of CECL effective January 1, 2020.

On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which amount was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The amended program will be in effect until December 31, 2020, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2020, $24.6 million, or 1,219,341 shares of the Company’s common stock, had been repurchased under the program.

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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $46.6 million and $87.4 million at March 31, 2020 and December 31, 2019, respectively, were pledged for securities sold under agreements to repurchase.

The Company had available lines of credit of $17.7 million and $21.6 million at March 31, 2020 and December 31, 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $19.9 million and $24.3 million at March 31, 2020 and December 31, 2019, respectively. There were no outstanding borrowings at March 31, 2020 and December 31, 2019.

The Company will have additional liquidity by participating in the Paycheck Protection Program Lending Facility (“Facility”). Under the Facility, the Company will pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility will be valued at the principal amount of the PPP loan.

At March 31, 2020, the Company had available federal funds lines of credit totaling $20.0 million, which were unused.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at March 31, 2020, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

At March 31, 2020, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

The following table presents the Company and the Bank’s capital ratios and the minimum requirements at March 31, 2020:

		Minimum
		Regulatory	Well
Ratio	Actual	Requirements (1)	Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.73%	10.50%	N/A
Midland States Bank	12.38	10.50	10.00%
Common equity Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.47	7.00	N/A
Midland States Bank	11.76	7.00	6.50
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.76	8.50	N/A
Midland States Bank	11.76	8.50	8.00
Tier 1 leverage ratio
Midland States Bancorp, Inc.	8.39	4.00	N/A
Midland States Bank	10.12	4.00	5.00
(1)	Total capital (to risk-weighted assets), Common Equity Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to risk-weighted assets) includes the capital conservation buffer of 2.5%.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2020:

	Payments Due
	Less than	One to	Three to	More than
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$3,861,847	$—	$—	$—	$3,861,847
Time deposits	446,051	317,831	24,859	52	788,793
Securities sold under repurchase agreements	43,578	—	—	—	43,578
FHLB advances and other borrowings	3,901	81,499	327,508	180,181	593,089
Operating lease obligations	2,396	5,111	2,705	4,836	15,048
Subordinated debt	—	—	—	169,505	169,505
Trust preferred debentures	—	—	—	48,420	48,420
Total contractual obligations	$4,357,773	$404,441	$355,072	$402,994	$5,520,280

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
March 31, 2020:
Dollar change	$(7,340)	$5,839	$4,784
Percent change	(3.8)%	3.0%	2.5%
December 31, 2019:
Dollar change	$(10,540)	$2,404	$1,750
Percent change	(5.4)%	1.2%	0.9%

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for the +100 and +200 basis point scenarios at March 31, 2020.

Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at March 31, 2020, projects that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2019.

The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
March 31, 2020:
Dollar change	$(74,212)	$95,257	$144,678
Percent change	(14.0)%	18.0%	27.3%
December 31, 2019:
Dollar change	$(91,101)	$49,546	$73,267
Percent change	(16.3)%	8.9%	13.1%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

We were within board policy limits for the +100 and +200 basis point scenarios at March 31, 2020.

In September 2018, the Federal Reserve increased the range for the federal funds target rate, which led to an increase in the magnitude of the declining rate scenario to −100 basis points from the prior −50 basis point floor. Tolerance levels for risk management require the development of continuing remediation plans to reduce residual risk within tolerance if simulation modeling demonstrates that a parallel 100 basis point increase or 100 basis point decrease in interest rates over the twelve months would adversely affect net interest income over the same period by more than the tolerance level. The Company, at March 31, 2020, exceeded the established tolerance level for the −100 basis point sensitivity.

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

Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Company. The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, or an outbreak of other highly infectious or contagious diseases could adversely impact certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-10 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global population have created the threat of a recession, reduced economic activity and a significant correction in the global stock markets. We expect that we will experience significant disruption across our business due to these effects, leading to decreased earnings, significant slowdowns in our loan collections and loan defaults.

COVID-19 may impact businesses’ and consumers’ desire and willingness to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the hospitality, restaurant, gaming, and long-term health care industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate, consumer, and equipment leasing (primarily in the transportation industry) loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2020.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That
	Total		Part of Publicly	May Yet be
	Number		Announced	Purchased
	of Shares	Average Price	Plans	Under the Plans
Period	Purchased (1)	Paid Per Share	or Programs	or Programs (2)
January 1 - 31, 2020	84,723	$26.83	83,297	$18,747,945
February 1 - 29, 2020	149,702	26.24	146,155	14,915,308
March 1 - 31, 2020	834,287	17.40	833,140	25,418,212
Total	1,068,712	$19.39	1,062,592	$25,418,212

__________________________________

(1)	Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)	On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. This program will be in effect until December 31, 2020. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2020, $24.6 million, or 1,219,341 shares of the Company’s common stock, had been repurchased under the program.

Item 6 – Exhibits

Exhibit No.	Description

10.1

Amendment No. 4 to Employment Agreement, dated as of January 13, 2020, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020).

10.2

Amendment No. 3 to Employment Agreement, dated as of January 13, 2020, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020).

10.3

Amendment No. 3 to Employment Agreement, dated as of January 13, 2020, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey S. Mefford (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020).

10.4

Amendment No. 2 to Employment Agreement, dated as of January 13, 2020, between Midland States Bank and James R. Stewart (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020).

10.5

Change of Control Agreement, dated as of February 1, 2020, between Midland States Bank and Donald J. Spring (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020).

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2020 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, INC.
Date: April 30, 2020	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)
Date: April 30, 2020	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)