Form 10-Q
period 2020-06-30
Midland States Bancorp, Inc.
filed 2020-08-06
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35272

MIDLAND STATES BANCORP, INC.
(Exact name of registrant as specified in its charter)

Illinois	37-1233196
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Network Centre Drive	62401
Effingham, IL	(Zip Code)
(Address of principal executive offices)
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

As of July 31, 2020, the Registrant had 22,647,750 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$517,516	$392,694
Federal funds sold	2,352	1,811
Cash and cash equivalents	519,868	394,505
Investment securities available for sale, at fair value (allowance for credit losses of $127 at June 30, 2020)	630,690	649,433
Equity securities, at fair value	9,003	5,621
Loans	4,839,423	4,401,410
Allowance for credit losses on loans	(47,093)	(28,028)
Total loans, net	4,792,330	4,373,382
Loans held for sale	32,403	16,431
Premises and equipment, net	89,046	91,055
Operating lease right-of-use asset	14,313	14,224
Other real estate owned	12,728	6,745
Nonmarketable equity securities	50,765	44,505
Accrued interest receivable	21,840	16,346
Loan servicing rights, at lower of cost or fair value	44,239	53,824
Mortgage servicing rights held for sale	1,244	1,972
Goodwill	172,796	171,758
Other intangible assets, net	31,495	34,886
Cash surrender value of life insurance policies	144,215	142,423
Accrued income taxes receivable	4,609	6,362
Other assets	72,914	63,545
Total assets	$6,644,498	$6,087,017
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,273,267	$1,019,472
Interest-bearing	3,669,840	3,524,782
Total deposits	4,943,107	4,544,254
Short-term borrowings	77,136	82,029
FHLB advances and other borrowings	693,865	493,311
Subordinated debt	169,610	176,653
Trust preferred debentures	48,551	48,288
Accrued interest payable	4,385	6,400
Deferred tax liabilities, net	11,341	11,278
Operating lease liabilities	15,289	15,369
Other liabilities	47,625	47,524
Total liabilities	6,010,909	5,425,106

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,937,296 and 24,420,345 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	229	244
Capital surplus	462,577	488,305
Retained earnings	160,051	165,920
Accumulated other comprehensive income	10,732	7,442
Total shareholders’ equity	633,589	661,911
Total liabilities and shareholders’ equity	$6,644,498	$6,087,017
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans:
Taxable	$53,173	$53,021	$106,712	$104,903
Tax exempt	785	918	1,621	1,892
Loans held for sale	1,004	451	1,195	750
Investment securities:
Taxable	3,872	3,606	7,966	7,289
Tax exempt	862	1,061	1,849	2,127
Nonmarketable equity securities	680	597	1,285	1,218
Federal funds sold and cash investments	172	982	1,234	1,889
Total interest income	60,548	60,636	121,862	120,068
Interest expense:
Deposits	5,559	8,437	13,921	15,800
Short-term borrowings	28	210	129	447
FHLB advances and other borrowings	2,905	3,541	5,872	7,388
Subordinated debt	2,481	1,514	4,990	3,028
Trust preferred debentures	586	857	1,310	1,727
Total interest expense	11,559	14,559	26,222	28,390
Net interest income	48,989	46,077	95,640	91,678
Provision for credit losses on loans	11,610	4,076	22,179	7,319
Net interest income after provision for credit losses on loans	37,379	42,001	73,461	84,359
Noninterest income:
Wealth management revenue	5,698	5,504	11,375	10,457
Commercial FHA revenue	3,414	4,358	4,681	7,653
Residential mortgage banking revenue	2,723	611	4,478	1,445
Service charges on deposit accounts	1,706	2,639	4,362	5,159
Interchange revenue	3,013	3,010	5,846	5,690
Gain on sales of investment securities, net	—	14	—	14
(Loss) gain on sales of other real estate owned	(9)	(12)	6	54
(Impairment) recapture on commercial mortgage servicing rights	(107)	559	(8,575)	534
Other income	2,958	2,904	5,821	5,656
Total noninterest income	19,396	19,587	27,994	36,662
Noninterest expense:
Salaries and employee benefits	20,740	21,134	41,803	43,173
Occupancy and equipment	4,286	4,511	9,155	9,364
Data processing	5,300	4,822	10,634	9,546
FDIC insurance	553	367	554	802
Professional	1,606	2,410	3,461	4,483
Marketing	794	1,118	1,775	2,352
Communications	946	831	2,236	1,648
Loan expense	731	616	1,247	976
Other real estate owned	801	101	1,512	194
Amortization of intangible assets	1,629	1,673	3,391	3,483
Loss (gain) on mortgage servicing rights held for sale	391	(515)	887	(515)
Other expense	3,005	3,126	6,802	5,785
Total noninterest expense	40,782	40,194	83,457	81,291
Income before income taxes	15,993	21,394	17,998	39,730
Income taxes	3,424	5,039	3,880	9,393
Net income	12,569	16,355	14,118	30,337
Preferred stock dividends and premium amortization	—	34	—	68
Net income available to common shareholders	$12,569	$16,321	$14,118	$30,269
Per common share data:
Basic earnings per common share	$0.53	$0.67	$0.59	$1.25
Diluted earnings per common share	$0.53	$0.67	$0.58	$1.24
Weighted average common shares outstanding	23,338,890	24,081,777	23,886,215	24,040,032
Weighted average diluted common shares outstanding	23,339,964	24,303,211	23,922,888	24,254,612
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$12,569	$16,355	$14,118	$30,337
Other comprehensive income:
Investment securities available for sale:
Unrealized gains that occurred during the period	4,073	5,098	5,394	12,806
Provision for credit loss expense	52	—	127	—
Reclassification adjustment for realized net gains on sales of investment securities, included in net income	—	(14)	—	(14)
Income tax effect	(1,134)	(1,398)	(1,518)	(3,518)
Change in investment securities available for sale, net of tax	2,991	3,686	4,003	9,274
Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	(983)	—	(983)	—
Income tax benefit	270	—	270	—
Change in cash flow hedges, net of tax	(713)	—	(713)	—
Other comprehensive income, net of tax	2,278	3,686	3,290	9,274
Total comprehensive income	$14,847	$20,041	$17,408	$39,611
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
For the three months ended June 30, 2020
Balances, March 31, 2020	$—	$234	$468,750	$153,722	$8,454	$631,160
Net income	—	—	—	12,569	—	12,569
Other comprehensive income	—	—	—	—	2,278	2,278
Common dividends declared ($0.2675 per share)	—	—	—	(6,240)	—	(6,240)
Common stock repurchased	—	(5)	(7,152)	—	—	(7,157)
Share-based compensation expense	—	—	616	—	—	616
Issuance of common stock under employee benefit plans	—	—	363	—	—	363
Balances, June 30, 2020	$—	$229	$462,577	$160,051	$10,732	$633,589

For the six months ended June 30, 2020
Balances, December 31, 2019	$—	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 2)				(7,172)		(7,172)
Balances, January 1, 2020	—	244	488,305	158,748	7,442	654,739
Net income	—	—	—	14,118	—	14,118
Other comprehensive income	—	—	—	—	3,290	3,290
Common dividends declared ($0.535 per share)	—	—	—	(12,815)	—	(12,815)
Common stock repurchased	—	(15)	(27,704)	—	—	(27,719)
Share-based compensation expense	—	—	1,218	—	—	1,218
Issuance of common stock under employee benefit plans	—	—	758	—	—	758
Balances, June 30, 2020	$—	$229	$462,577	$160,051	$10,732	$633,589

For the three months ended June 30, 2019
Balances, March 31, 2019	$2,733	$238	$475,811	$141,906	$3,480	$624,168
Net income	—	—	—	16,355	—	16,355
Other comprehensive income	—	—	—	—	3,686	3,686
Common dividends declared ($0.2425 per share)	—	—	—	(5,840)	—	(5,840)
Preferred dividends declared	—	—	—	(83)	—	(83)
Preferred stock, premium amortization	(49)	—	—	49	—	—
Share-based compensation expense	—	—	493	—	—	493
Issuance of common stock under employee benefit plans	—	1	1,108	—	—	1,109
Balances, June 30, 2019	$2,684	$239	$477,412	$152,387	$7,166	$639,888

For the six months ended June 30, 2019
Balances, December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	30,337	—	30,337
Other comprehensive income	—	—	—	—	9,274	9,274
Common dividends declared ($0.485 per share)	—	—	—	(11,663)	—	(11,663)
Preferred dividends declared	—	—	—	(165)	—	(165)
Preferred stock, premium amortization	(97)	—	—	97	—	—
Share-based compensation expense	—	—	1,339	—	—	1,339
Issuance of common stock under employee benefit plans	—	1	2,240	—	—	2,241
Balances, June 30, 2019	$2,684	$239	$477,412	$152,387	$7,166	$639,888
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$14,118	$30,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,575	7,319
Depreciation on premises and equipment	3,321	3,186
Amortization of intangible assets	3,391	3,483
Amortization of operating lease right-of-use asset	1,351	1,353
Share-based compensation expense	1,218	1,339
Increase in cash surrender value of life insurance	(1,792)	(1,810)
Investment securities amortization, net	1,539	1,925
Gain on sales of investment securities, net	—	(14)
Gain on sales of other real estate owned	(6)	(54)
Impairment of other real estate owned	1,257	16
Origination of loans held for sale	(288,239)	(233,845)
Proceeds from sales of loans held for sale	277,732	248,704
Gain on loans sold and held for sale	(7,623)	(7,563)
Loss on disposals of premises and equipment	12	9
Amortization of loan servicing rights	1,668	1,353
Impairment (recapture) of loan servicing rights	8,575	(534)
Impairment (recapture) of assets held for sale	1,093	(515)
Net change in operating assets and liabilities:
Accrued interest receivable	(5,494)	1,051
Accrued interest payable	(2,015)	600
Accrued income taxes receivable	2,319	8,209
Operating lease liabilities	(1,726)	(1,483)
Other assets	(9,948)	(3,308)
Other liabilities	666	(6,210)
Net cash provided by operating activities	23,992	53,548
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(75,256)	(32,539)
Sales	—	28,465
Maturities and payments	97,860	62,680
Equity securities:
Purchases	(3,219)	(31)
Sales	—	105
Net (increase) decrease in loans	(458,313)	59,998
Proceeds from sale of premises and equipment	7	31
Purchases of premises and equipment	(1,349)	(3,210)
Proceeds from sales of mortgage servicing rights held for sale	—	3,288
Purchases of nonmarketable equity securities	(6,260)	(10,271)
Sales of nonmarketable equity securities	—	9,568
Proceeds from sales of other real estate owned	368	1,274
Net cash (used in) provided by investing activities	(446,162)	119,358
Cash flows from financing activities:
Net increase (decrease) in deposits	398,853	(62,963)
Net decrease in short-term borrowings	(4,893)	(10,391)
Proceeds from FHLB borrowings	204,000	295,000
Payments made on FHLB borrowings	(3,401)	(350,393)
Payments made on other borrowings	—	(2,857)
Payments made on subordinated debt	(7,250)	—
Cash dividends paid on preferred stock	—	(165)
Cash dividends paid on common stock	(12,815)	(11,663)
Common stock repurchased	(27,719)	—
Proceeds from issuance of common stock under employee benefit plans	758	2,241
Net cash provided by (used in) financing activities	547,533	(141,191)
Net increase in cash and cash equivalents	125,363	31,715
Cash and cash equivalents:
Beginning of period	394,505	213,700
End of period	$519,868	$245,415
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$28,237	$27,790
Income tax paid (net of refunds)	909	612
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$7,557	$1,719

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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2019 Annual Report on Form 10-K. Since December 31, 2019, the Company has adopted ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. See “Accounting Guidance Adopted in 2020” for additional information. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for community banks related to troubled debt restructurings. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2019 amounts have been made to conform to the 2020 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.
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
The following table illustrates the impact of ASC 326.

	January 1, 2020
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans
Commercial	$1,056,986	$1,055,185	$1,801
Commercial real estate	1,528,119	1,526,504	1,615
Construction and land development	209,551	208,733	818
Residential real estate	570,882	568,291	2,591
Consumer	710,646	710,116	530
Lease Financing	332,581	332,581	—
Allowance for credit losses on loans	(40,811)	(28,028)	(12,783)
Liabilities:
Allowance for credit losses on unfunded commitments	(1,507)	(1,244)	(263)

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred loan fees and costs. Accrued interest receivable totaled $18.2 million at June 30, 2020 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
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
Specific reserves reflect expected credit losses on loans identified for evaluation or individually considered nonperforming, including troubled debt restructurings and receivables where the Company has determined foreclosure is probable. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write-offs, or cash collections that have been fully applied to principal on the basis of nonaccrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans and leases where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include, nonaccrual loans with an effective balance greater than $500,000, accruing loans 90 days past due or greater with an effective balance greater than $100,000, specialty lending relationships and other loans as determined by management. ACL for consumer and residential loans are, primarily, determined by meaningful pools of similar loans and are evaluated on a quarterly basis.
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
FASB ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" - Effective January 1, 2020, the Company adopted the provisions of ASU 2017-04 which simplifies goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.
The Company used this approach to evaluate its goodwill during the second quarter of 2020, as an unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These events indicated that goodwill may be impaired and resulted in us performing a quantitative goodwill impairment assessment in the second quarter of 2020. As a result of the analysis, we concluded that the Company's estimated fair value was greater than its book value and impairment of goodwill was not required.
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
NOTE 3 – ACQUISITONS
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
Management’s valuation of the tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the table below. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. During the first quarter of 2020, the Company updated its valuation of deferred tax assets and other liabilities, which required a measurement period adjustment of $1.0 million to increase goodwill. As of June 30, 2020 the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of HomeStar, resulting in no material change to acquisition accounting adjustments.

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

NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$31,741	$738	$—	$—	$32,479
Mortgage-backed securities - agency	296,523	9,465	17	—	305,971
Mortgage-backed securities - non-agency	26,198	138	—	—	26,336
State and municipal securities	118,222	6,814	7	1	125,028
Corporate securities	142,347	1,363	2,708	126	140,876
Total available for sale securities	$615,031	$18,518	$2,732	$127	$630,690

	December 31, 2019
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$59,600	$442	$22	N/A	$60,020
Mortgage-backed securities - agency	321,840	3,368	234	N/A	324,974
Mortgage-backed securities - non-agency	17,198	3	53	N/A	17,148
State and municipal securities	119,371	5,195	11	N/A	124,555
Corporate securities	121,159	2,131	554	N/A	122,736
Total available for sale securities	$639,168	$11,139	$874	N/A	$649,433

Unrealized losses and fair values for investment securities available for sale as of June 30, 2020, for which an ACL has not been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2020
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
Mortgage-backed securities - agency	$6,977	$16	$617	$1	$7,594	$17
State and municipal securities	491	6	—	—	491	6
Corporate securities	27,419	865	—	—	27,419	865
Total available for sale securities	$34,887	$887	$617	$1	$35,504	$888

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$7,200	$22	$—	$—	$7,200	$22
Mortgage-backed securities - agency	75,336	170	7,170	64	82,506	234
Mortgage-backed securities - non-agency	11,059	53	—	—	11,059	53
State and municipal securities	1,813	11	—	—	1,813	11
Corporate securities	20,269	481	3,915	73	24,184	554
Total available for sale securities	$115,677	$737	$11,085	$137	$126,762	$874

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and other market conditions, and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
At June 30, 2020, 20 investment securities available for sale had unrealized losses with aggregate depreciation of 2.44% from their amortized cost basis. The unrealized losses related principally to the fluctuations in the current rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
The table below presents a rollforward by major security type for the three and six months ended June 30, 2020 of the ACL on investment securities available for sale held at period end:

(dollars in thousands)	State and municipal securities	Corporate securities
Change in allowance for credit losses on investment securities for the three months ended June 30, 2020:
Balance, beginning of period	$19	$56
Additions	—	90
Reductions	(18)	(20)
Balance, end of period	$1	$126
Change in allowance for credit losses on investment securities for the six months ended June 30, 2020:
Balance, beginning of period	$—	$—
Impact of adopting ASC 326	—	—
Additions	19	146
Reductions	(18)	(20)
Balance, end of period	$1	$126
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at June 30, 2020. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$32,792	$33,283
After one year through five years	67,078	69,878
After five years through ten years	168,486	169,771
After ten years	23,954	25,451
Mortgage-backed securities	322,721	332,307
Total available for sale securities	$615,031	$630,690

There were no sales of investment securities available for sale for the three and six months ended June 30, 2020.
Proceeds from the sale of securities available for sale were $28.5 million for both the three and six months ended June 30, 2019. Gross realized gains and gross realized losses from the sale of securities available for sale were $126,000 and $190,000, respectively, for both the three and six months ended June 30, 2019.
Equity Securities
Equity securities are recorded at fair value and totaled $9.0 million and $5.6 million at June 30, 2020 and December 31, 2019, respectively. There were no sales of equity securities for the three and six months ended June 30, 2020. Proceeds from the sale of equity securities were $105,000 for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, the Company recognized unrealized gains of $182,000 and $181,000, respectively. Net unrealized gains and losses on equity securities are recorded in other income in the consolidated statements of income.
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
NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial:
Commercial	$715,206	$628,056
Commercial other	767,175	427,129
Commercial real estate:
Commercial real estate non-owner occupied	804,147	825,874
Commercial real estate owner occupied	465,217	464,601
Multi-family	142,194	146,795
Farmland	83,625	89,234
Construction and land development	207,593	208,733
Total commercial loans	3,185,157	2,790,422
Residential real estate:
Residential first lien	411,635	456,107
Other residential	97,818	112,184
Consumer:
Consumer	81,447	100,732
Consumer other	689,312	609,384
Lease financing	374,054	332,581
Total loans, gross	$4,839,423	$4,401,410

Total loans include net deferred loan fees of $8.0 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively, and unearned income of $43.8 million and $39.6 million within the lease financing portfolio at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020, the Company had commercial and residential loans held for sale totaling $32.4 million compared to $16.4 million at December 31, 2019. During the three and six months ended June 30, 2020, the Company sold commercial and residential real estate loans with proceeds totaling $204.6 million and $277.7 million, respectively. During the three and six months ended June 30, 2019, the Company sold commercial and residential real estate loans with proceeds totaling $149.4 million and $248.7 million, respectively.
The aggregate loans outstanding to the Company’s directors, executive officers, principal shareholders and their affiliates totaled $23.8 million and $23.0 million at June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, there were $2.5 million of new loans and other additions, while repayments and other reductions totaled $391,000 and $1.7 million, respectively. During the three and six months ended June 30, 2019, there were

$1.6 million and $3.1 million of new loans and other additions, respectively, while repayments and other reductions totaled $643,000 and $5.1 million, respectively.
The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the three and six months ended June 30, 2020 and 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended June 30, 2020:
Balance, beginning of period	$11,740	$13,583	$1,321	$4,638	$1,954	$5,309	$38,545
Provision for credit losses on loans	889	8,388	248	153	316	1,616	11,610
Charge-offs	(452)	(1,746)	(62)	(7)	(366)	(838)	(3,471)
Recoveries	36	71	5	46	183	68	409
Balance, end of period	$12,213	$20,296	$1,512	$4,830	$2,087	$6,155	$47,093
Changes in allowance for credit losses on loans for the six months ended June 30, 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Provision for credit losses on loans	2,619	14,143	(301)	410	572	4,736	22,179
Initial PCD Allowance	1,045	1,311	809	1,015	57	—	4,237
Charge-offs	(3,850)	(9,619)	(74)	(395)	(964)	(1,786)	(16,688)
Recoveries	41	85	64	90	374	137	791
Balance, end of period	$12,213	$20,296	$1,512	$4,830	$2,087	$6,155	$47,093
Changes in allowance for credit losses on loans for the three months ended June 30, 2019:
Balance, beginning of period	$9,545	$6,617	$398	$2,424	$2,137	$1,970	$23,091
Provision for credit losses on loans	558	2,262	(85)	174	326	841	4,076
Charge-offs	(2)	(269)	—	(223)	(465)	(691)	(1,650)
Recoveries	14	29	3	49	221	92	408
Balance, end of period	$10,115	$8,639	$316	$2,424	$2,219	$2,212	$25,925
Changes in allowance for credit losses on loans for the six months ended June 30, 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for credit losses on loans	676	4,207	(22)	688	655	1,115	7,319
Charge-offs	(114)	(327)	(44)	(376)	(1,021)	(1,150)	(3,032)
Recoveries	29	36	10	71	431	158	735
Balance, end of period	$10,115	$8,639	$316	$2,424	$2,219	$2,212	$25,925

The following table represents, by loan portfolio segment, details regarding the balance in the allowance for credit losses on loans and the recorded investment in loans as of December 31, 2019 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Allowance for credit losses on loans:
Loans individually evaluated for impairment	$3,563	$5,968	$—	$290	$—	$156	$9,977
Loans collectively evaluated for impairment	69	100	14	444	39	122	788
Non-impaired loans collectively evaluated for impairment	6,380	3,643	272	1,269	2,500	2,016	16,080
Loans acquired with deteriorated credit quality (1)	19	561	4	496	103	—	1,183
Total allowance for credit losses on loans	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$5,767	$22,698	$1,245	$5,329	$—	$697	$35,736
Impaired loans collectively evaluated for impairment	511	764	104	3,695	376	896	6,346
Non-impaired loans collectively evaluated for impairment	1,045,829	1,482,935	201,707	546,630	708,528	330,988	4,316,617
Loans acquired with deteriorated credit quality (1)	3,078	20,107	5,677	12,637	1,212	—	42,711
Total recorded investment (loan balance)	$1,055,185	$1,526,504	$208,733	$568,291	$710,116	$332,581	$4,401,410
_______________________________________________________
(1)Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows.

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

For the initial implementation, the Company’s CECL estimate applied a 12-month forecast that incorporated macroeconomic trends (i.e., unemployment, real estate prices, etc.), political environment, and historical loss experience. Management also took into consideration forecast assumptions used in budgeting, capital planning and stress testing. These considerations influenced the selection of a 12-month period, combined with a 12-month reversion period, for a 24-month period before historic loss experience is applied to the expected loss estimate, consistently for every loan pool.
The Company segments the loan portfolio into pools based on the following risk characteristics: financial asset type, collateral type, loan characteristics, credit characteristics, outstanding loan balances, contractual terms and prepayment assumptions, industry of borrower and concentrations, historical or expected credit loss patterns, and reasonable and supportable forecast periods.
Within the PD segmentation, credit metrics are identified to further segment the financial assets. The Company utilizes risk ratings for the commercial portfolios and days past due for the consumer and the lease financing portfolios.
The Company has defined five transitioning risk states for each asset pool within the expected credit loss model. The below table illustrates the transition matrix:

Risk state	Commercial loans risk rating	Consumer loans and equipment finance loans and leases days past due
1	0-5	0-14
2	6	15-29
3	7	30-59
4	8	60-89
Default	9+ and nonaccrual	90+ and nonaccrual

Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status and loans past due 90 days or more and still accruing interest. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Nonaccrual	Nonaccrual with no allowance for credit loss	Nonaccrual	Nonaccrual with no allowance for credit loss
Commercial:
Commercial	$1,850	$—	$1,492	$119
Commercial other	2,750	371	4,351	1,519
Commercial real estate:
Commercial real estate non-owner occupied	9,932	4,264	10,915	4,572
Commercial real estate owner occupied	9,640	5,150	4,396	2,648
Multi-family	10,409	2,359	6,231	1,430
Farmland	—	—	200	150
Construction and land development	7,564	3,621	1,304	1,245
Total commercial loans	42,145	15,765	28,889	11,683
Residential real estate:
Residential first lien	8,828	853	6,140	2,416
Other residential	2,363	—	1,656	912
Consumer:
Consumer	457	—	341	7
Lease financing	2,345	—	1,375	116
Total loans	$56,138	$16,618	$38,401	$15,134

During the first quarter of 2020, as part of the adoption of CECL, $9.8 million of PCD loans were reclassified to nonaccrual loans.
There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2020 and 2019 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $1.1 million and $1.9 million for the three and six months ended June 30, 2020, respectively. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $666,000 and $1.3 million for the three and six months ended June 30, 2019, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $9,000 and $29,000 for the three and six months ended June 30, 2020, respectively, and $29,000 and $61,000 for the comparable periods in 2019, respectively.
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
The table below presents the value of collateral dependent loans by loan class as of June 30, 2020:

(dollars in thousands)	June 30, 2020
Commercial:
Commercial other	$372
Commercial real estate:
Commercial real estate non-owner occupied	8,634
Commercial real estate owner occupied	5,969
Multi-family	10,274
Construction and land development	5,348
Total collateral dependent loans	$30,597

The aging status of the recorded investment in loans by portfolio as of June 30, 2020 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$11,313	$74	$—	$11,387	$1,850	$701,969	$715,206
Commercial Other	4,511	2,394	177	7,082	2,750	757,343	767,175
Commercial real estate:
Commercial real estate non-owner occupied	135	481	—	616	9,932	793,599	804,147
Commercial real estate owner occupied	3,286	127	47	3,460	9,640	452,117	465,217
Multi-family	63	—	—	63	10,409	131,722	142,194
Farmland	91	138	—	229	—	83,396	83,625
Construction and land development	358	—	—	358	7,564	199,671	207,593
Total commercial loans	19,757	3,214	224	23,195	42,145	3,119,817	3,185,157
Residential real estate:
Residential first lien	—	2,621	161	2,782	8,828	400,025	411,635
Other residential	226	168	159	553	2,363	94,902	97,818
Consumer:
Consumer	174	101	—	275	457	80,715	81,447
Consumer Other	3,023	2,143	6	5,172	—	684,140	689,312
Lease financing	3,338	1,786	1,160	6,284	2,345	365,425	374,054
Total loans	$26,518	$10,033	$1,710	$38,261	$56,138	$4,745,024	$4,839,423

The aging status of the recorded investment in loans by portfolio (excluding PCI) as of December 31, 2019 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial	$5,910	$3,086	$—	$8,996	$5,843	$1,037,268	$1,052,107
Commercial real estate	2,895	399	—	3,294	21,742	1,481,361	1,506,397
Construction and land development	1,539	72	—	1,611	1,304	200,141	203,056
Residential real estate	588	1,561	145	2,294	7,796	545,564	555,654
Consumer	6,701	4,154	—	10,855	341	697,708	708,904
Lease financing	1,783	1,188	218	3,189	1,375	328,017	332,581
Total loans (excluding PCI)	$19,416	$10,460	$363	$30,239	$38,401	$4,290,059	$4,358,699

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

The CARES Act provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency declared by President Trump on March 13, 2020:
(i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.
If a bank elects, which the Bank has, a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic.
The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019 (3)
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$474	$686	$1,160	$435	$369	$804
Commercial real estate	834	6,423	7,257	1,720	9,834	11,554
Construction and land development	42	632	674	45	167	212
Residential real estate	1,276	2,611	3,887	1,083	1,993	3,076
Consumer	39	—	39	35	—	35
Lease financing	—	47	47	—	55	55
Total loans	$2,665	$10,399	$13,064	$3,318	$12,418	$15,736
________________________________________________________
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.
(3)TDRs as of December 31, 2019 exclude PCI loans.

The ACL on TDRs totaled $730,000 and $2.0 million as of June 30, 2020 and December 31, 2019, respectively. The Company had no unfunded commitments in connection with TDRs at June 30, 2020 nor December 31, 2019.

The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2020 and 2019 and the loans by portfolio that were modified as TDRs within the previous twelve months that subsequently defaulted during the six months ended June 30, 2019. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during three or six months ended June 30, 2020 or the three months ended June 30, 2019:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended June 30, 2020
Troubled debt restructurings:
Number of loans	2	2	2	5	—	—	11
Pre-modification outstanding balance	$432	$633	$484	$343	$—	$—	$1,892
Post-modification outstanding balance	431	606	472	233	—	—	1,742
For the six months ended June 30, 2020
Troubled debt restructurings:
Number of loans	2	2	2	11	—	—	17
Pre-modification outstanding balance	$432	$633	$484	$1,018	$—	$—	$2,567
Post-modification outstanding balance	431	606	472	903	—	—	2,412
For the three months ended June 30, 2019
Troubled debt restructurings:
Number of loans	1	—	—	2	—	—	3
Pre-modification outstanding balance	$249	$—	$—	$106	$—	$—	$355
Post-modification outstanding balance	249	—	—	109	—	—	358
For the six months ended June 30, 2019
Troubled debt restructurings:
Number of loans	1	3	1	9	2	—	16
Pre-modification outstanding balance	$—	$1,924	$62	$330	$15	$—	$2,331
Post-modification outstanding balance	249	1,838	16	324	16	—	2,443

Troubled debt restructurings that subsequently defaulted
Number of loans	—	—	1	—	—	—	1
Recorded balance	$—	$—	$43	$—	$—	$—	$43

The outstanding balance of modifications made as a result of COVID-19, that were not considered TDRs, totaled $898.4 million at June 30, 2020.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of June 30, 2020 and December 31, 2019:

			June 30, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$45,561	$112,643	$45,330	$71,647	$31,751	$57,107	$308,640	$672,679
		Special mention	603	226	6,709	171	417	6,985	9,308	24,419
		Substandard	—	534	1,563	846	336	4,584	8,395	16,258
		Substandard – nonaccrual	—	—	66	38	425	493	828	1,850
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	46,164	113,403	53,668	72,702	32,929	69,169	327,171	715,206

	Commercial other	Acceptable credit quality	401,166	192,506	54,944	967	504	929	91,762	742,778
		Special mention	7,172	345	572	12	15	—	3,314	11,430
		Substandard	3,242	123	672	30	34	4	5,940	10,045
		Substandard – nonaccrual	—	1,638	685	—	49	—	378	2,750
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	172	—	—	—	—	—	—	172
		Subtotal	411,752	194,612	56,873	1,009	602	933	101,394	767,175

Commercial real estate	Non-owner occupied	Acceptable credit quality	44,114	107,050	87,306	119,747	126,665	188,222	9,015	682,119
		Special mention	6,585	17,330	1,842	2,676	20,071	36,065	—	84,569
		Substandard	901	204	279	5,204	474	20,175	250	27,487
		Substandard – nonaccrual	—	456	108	—	3,473	5,895	—	9,932
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	40	—	—	—	—	—	40
		Subtotal	51,600	125,080	89,535	127,627	150,683	250,357	9,265	804,147

	Owner occupied	Acceptable credit quality	46,479	55,208	39,689	58,503	74,390	118,955	4,430	397,654
		Special mention	1,366	3,427	1,168	4,248	4,082	16,010	—	30,301
		Substandard	—	363	796	2,075	1,885	21,978	525	27,622
		Substandard – nonaccrual	—	256	170	247	30	7,943	994	9,640
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	47,845	59,254	41,823	65,073	80,387	164,886	5,949	465,217

	Multi-family	Acceptable credit quality	30	3,057	20,968	38,709	18,981	28,749	835	111,329
		Special mention	—	11,296	1,525	—	—	1,337	—	14,158
		Substandard	—	195	—	—	3,986	2,117	—	6,298
		Substandard – nonaccrual	—	—	—	—	7,924	2,485	—	10,409
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	30	14,548	22,493	38,709	30,891	34,688	835	142,194

	Farmland	Acceptable credit quality	7,250	9,760	5,192	10,275	6,941	31,512	2,290	73,220
		Special mention	368	280	167	38	1,194	1,060	—	3,107
		Substandard	3,582	313	705	409	18	1,945	326	7,298
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	11,200	10,353	6,064	10,722	8,153	34,517	2,616	83,625

Construction and land development		Acceptable credit quality	16,761	99,595	20,630	11,604	2,652	8,219	19,292	178,753
		Special mention	1,386	13,541	—	—	—	603	—	15,530
		Substandard	—	—	—	—	—	918	—	918
		Substandard – nonaccrual	—	245	—	2,410	148	4,761	—	7,564
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	236	4,592	—	—	—	—	—	4,828
		Subtotal	18,383	117,973	20,630	14,014	2,800	14,501	19,292	207,593

Total
		Acceptable credit quality	561,361	579,819	274,059	311,452	261,884	433,693	436,264	2,858,532
		Special mention	17,480	46,445	11,983	7,145	25,779	62,060	12,622	183,514
		Substandard	7,725	1,732	4,015	8,564	6,733	51,721	15,436	95,926
		Substandard – nonaccrual	—	2,595	1,029	2,695	12,049	21,577	2,200	42,145
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	408	4,632	—	—	—	—	—	5,040
Total commercial loans			$586,974	$635,223	$291,086	$329,856	$306,445	$569,051	$466,522	$3,185,157

	December 31, 2019
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Total
Acceptable credit quality	$1,005,442	$1,398,400	$194,992	$2,598,834
Special mention	17,435	18,450	2,420	38,305
Substandard	23,387	67,805	1,250	92,442
Substandard – nonaccrual	5,843	21,742	1,304	28,889
Doubtful	—	—	—	—
Not graded	—	—	3,090	3,090
Total (excluding PCI)	$1,052,107	$1,506,397	$203,056	$2,761,560

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of June 30, 2020 and December 31, 2019:

			June 30, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$14,500	$28,936	$60,619	$127,365	$100,100	$69,827	$558	$401,905
		Nonperforming	—	108	756	1,064	627	7,175	—	9,730
		Subtotal	14,500	29,044	61,375	128,429	100,727	77,002	558	411,635

	Other residential	Performing	225	3,356	4,036	2,629	1,710	2,468	80,337	94,761
		Nonperforming	—	15	23	155	8	190	2,666	3,057
		Subtotal	225	3,371	4,059	2,784	1,718	2,658	83,003	97,818

Consumer	Consumer	Performing	11,211	17,949	21,384	12,445	9,024	6,478	2,460	80,951
		Nonperforming	7	30	84	146	82	143	4	496
		Subtotal	11,218	17,979	21,468	12,591	9,106	6,621	2,464	81,447

	Consumer other	Performing	324,077	266,951	48,518	11,616	14,069	3,004	21,071	689,306
		Nonperforming	—	—	—	—	—	—	6	6
		Subtotal	324,077	266,951	48,518	11,616	14,069	3,004	21,077	689,312

Leases financing		Performing	92,683	140,755	82,973	29,356	20,507	4,276	—	370,550
		Nonperforming	—	507	1,978	360	504	155	—	3,504
		Subtotal	92,683	141,262	84,951	29,716	21,011	4,431	—	374,054

Total
		Performing	442,696	457,947	217,530	183,411	145,410	86,053	104,426	1,637,473
		Nonperforming	7	660	2,841	1,725	1,221	7,663	2,676	16,793
Total other loans			$442,703	$458,607	$220,371	$185,136	$146,631	$93,716	$107,102	$1,654,266

	December 31, 2019
(dollars in thousands)	Residential real estate	Consumer	Lease financing	Total
Performing	$546,630	$708,528	$330,988	$1,586,146
Nonperforming	9,024	376	1,593	10,993
Total (excluding PCI)	$555,654	$708,904	$332,581	$1,597,139

NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment as of June 30, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Land	$19,123	$19,123
Buildings and improvements	77,330	77,296
Furniture and equipment	32,471	31,846
Total	128,924	128,265
Accumulated depreciation	(39,878)	(37,210)
Premises and equipment, net	$89,046	$91,055

Depreciation expense of $1.6 million and $3.3 million was recorded for the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.2 million for the comparable periods in 2019, respectively.

NOTE 7 – LEASES
The Company has operating leases for banking centers and operating facilities. Our leases have remaining lease terms of 3 months to 13 years, some of which may include options to extend the lease terms for up to an additional 5 years. The options to extend are included if they are reasonably certain to be exercised.
The Company had operating lease right-of-use assets of $14.3 million and $14.2 million as of June 30, 2020 and December 31, 2019, respectively and operating lease liabilities of $15.3 million and $15.4 million for the same time periods, respectively.
Information related to operating leases for the three and six months ended June 30, 2020 and 2019 was as follows:

(dollars in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$789	$1,570
Operating cash flows from leases	782	1,727
Right-of-use assets obtained in exchange for lease obligations	916	1,427
Weighted average remaining lease term	7.6 years	7.6 years
Weighted average discount rate	2.89%	2.89%

(dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$706	$1,415
Operating cash flows from leases	742	1,483
Right-of-use assets obtained in exchange for lease obligations	181	12,281
Weighted average remaining lease term	5.9 years	5.9 years
Weighted average discount rate	3.12%	3.12%

The projected minimum rental payments under the terms of the leases as of June 30, 2020 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2020 remaining	$1,352
2021	3,146
2022	2,993
2023	2,399
2024	1,551
Thereafter	5,686
Total future minimum lease payments	17,127
Less imputed interest	(1,838)
Total operating lease liabilities	$15,289

NOTE 8 – LOAN SERVICING RIGHTS
Commercial FHA Mortgage Loan Servicing
The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of $3.94 billion and $4.08 billion at June 30, 2020 and December 31, 2019, respectively. Changes in our commercial FHA loan servicing rights for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Loan servicing rights:
Balance, beginning of period	$56,909	$55,787	$57,637	$56,252
Originated servicing	657	1,350	657	1,563
Amortization	(815)	(675)	(1,543)	(1,353)
Balance, end of period	56,751	56,462	56,751	56,462
Valuation allowances:
Balance, beginning of period	13,412	2,830	4,944	2,805
Additions	107	—	8,575	25
Reductions	—	(559)	—	(559)
Balance, end of period	13,519	2,271	13,519	2,271
Loan servicing rights, net	$43,232	$54,191	$43,232	$54,191
Fair value:
At beginning of period	$43,497	$52,957	$52,693	$53,447
At end of period	$43,232	$54,191	$43,232	$54,191

The Company recorded impairment on commercial FHA loan servicing rights of $107,000 and $8.6 million for the three and six months ended June 30, 2020, respectively and $25,000 for the six months ended June 30, 2019. The Company recorded recapture on commercial FHA loan servicing rights of $559,000 for the three and six months ended June 30, 2019, respectively. The impairment recognized in the six months ended June 30, 2020 was primarily the result of a reduction in the assumed earnings rates related to escrow and replacement reserves.
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.37% and 8.20% at June 30, 2020 and December 31, 2019, respectively, while the weighted average discount rate was 11.43% and 11.02% for the same periods, respectively.
United States Small Business Administration (“SBA”) Loan Servicing
At June 30, 2020 and December 31, 2019, the Company serviced SBA loans for others with unpaid principal balances of $45.5 million and $48.2 million, respectively. At June 30, 2020 and December 31, 2019, SBA loan servicing rights of $1.0 million and $1.1 million, respectively, are reflected in loan servicing rights in the consolidated balance sheet.
Residential Mortgage Loan Servicing
At June 30, 2020 and December 31, 2019, the Company serviced residential mortgage loans for others with unpaid principal balances of $372.7 million and $381.6 million, respectively. At June 30, 2020 and December 31, 2019, total residential mortgage servicing rights of $1.2 million and $2.0 million, respectively, are reflected in mortgage servicing rights held for sale in the consolidated balance sheet.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill by segment at June 30, 2020 and December 31, 2019.

(dollars in thousands)	June 30, 2020	December 31, 2019
Banking	$157,158	$156,120
Commercial FHA origination and servicing	10,892	10,892
Wealth management	4,746	4,746
Total goodwill	$172,796	$171,758

The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$57,012	$(33,468)	$23,544	$57,012	$(30,674)	$26,338
Customer relationship intangibles	14,071	(6,120)	7,951	14,071	(5,523)	8,548
Total intangible assets	$71,083	$(39,588)	$31,495	$71,083	$(36,197)	$34,886

Amortization of intangible assets was $1.6 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $1.7 million and $3.5 million for the comparable periods in 2019, respectively.

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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at June 30, 2020 and December 31, 2019:

	Notional amount		Fair value gain
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivative instruments (included in other assets):
Interest rate lock commitments	$248,938	$222,654	$4,898	$3,350
Forward commitments to sell mortgage-backed securities	215,581	221,052	—	—
Total	$464,519	$443,706	$4,898	$3,350

	Notional amount		Fair value gain
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$39,810	$—	$265	$—

During the three and six months ended June 30, 2020 the Company recognized net gains of $657,000 and $1.3 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
During the three and six months ended June 30, 2019, the Company recognized net losses of $2.0 million and $701,000, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
In the second quarter of 2020, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. These derivative financial instruments at June 30, 2020 consisted of $100.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain Federal Home Loan Bank (“FHLB”) advances. The interest rate swaps have an average remaining life of 5.8 years, a weighted average pay rate of 0.57% and a weighted average receive rate of 0.30%. In addition, the Company has entered into $140.0 million notional amount of future starting receive-fixed, pay-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps are effective beginning in April 2023. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes the amount as part of FHLB advances interest expense on the consolidated statements of income.
Quarterly, the effectiveness evaluation is based on the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the three-month LIBOR interest received from the counterparty. At June 30, 2020, the $983,000 fair value of the cash flow hedges was included in other liabilities in the consolidated balance sheets. The tax effected amount of

$713,000 was included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the three or six months ended June 30, 2020, related to ineffectiveness.
Interest Rate Swap Contracts not Designated as Hedges
The Company entered into interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. The swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with equal and offsetting terms. Because of the equal and offsetting terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings. These derivative contracts do not qualify for hedge accounting.
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $8.7 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $942,000 and $306,000 at June 30, 2020 and December 31, 2019, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Noninterest-bearing demand	$1,273,267	$1,019,472
Interest-bearing:
Checking	1,484,728	1,342,788
Money market	877,675	787,662
Savings	594,685	522,456
Time	712,752	871,876
Total deposits	$4,943,107	$4,544,254

NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of June 30, 2020 and December 31, 2019:

	Repurchase agreements
(dollars in thousands)	June 30, 2020	December 31, 2019
Outstanding at period-end	$77,136	$82,029
Average amount outstanding	57,359	121,168
Maximum amount outstanding at any month end	77,136	138,907
Weighted average interest rate:
During period	0.45%	0.69%
End of period	0.19%	0.67%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $78.6 million and $87.4 million at June 30, 2020 and December 31, 2019, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $57.2 million and $21.6 million at June 30, 2020 and December 31, 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $73.4 million and $24.3 million at June 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings at June 30, 2020 and December 31, 2019.
At June 30, 2020, the Company had PPP loans available to be pledged to the Paycheck Protection Program Liquidity Facility (“Facility”) that would allow the Company to borrow up to $250.0 million. However, no PPP loans were pledged as of June 30, 2020. Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility are valued at the principal amount of the PPP loan.
At June 30, 2020, the Company had available federal funds lines of credit totaling $20.0 million. These lines of credit were unused at June 30, 2020.
NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Midland States Bancorp, Inc.
Series G redeemable preferred stock - 181 shares at $1,000 per share	$181	$181
Midland States Bank
FHLB advances – fixed rate, fixed term of $128.6 million and $28.0 million, at rates averaging 0.72% and 2.56% at June 30, 2020 and December 31, 2019, respectively – maturing through June 2023, and putable fixed rate of $565.0 million and $465.0 million, at rates averaging 2.02% and 2.34% at June 30, 2020 and December 31, 2019, respectively – maturing through February 2030 with call provisions through August 2021	693,684	493,130
Total FHLB advances and other borrowings	$693,865	$493,311

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.93 billion and $1.94 billion at June 30, 2020 and December 31, 2019, respectively.
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Subordinated debt issued June 2015 – fixed interest rate of 6.00% through June 18, 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $31,075 and $38,325 at June 30, 2020 and December 31, 2019, respectively - maturing June 18, 2025	$31,075	$38,273
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	545	544
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,529	39,496
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	71,657	71,549
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,804	26,791
Total subordinated debt	$169,610	$176,653

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
NOTE 15 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the three and six months ended June 30, 2020 excluded antidilutive stock options of 580,912 and 319,335, respectively, and 96,837 for both of the comparable periods in 2019, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$12,569	$16,355	$14,118	$30,337
Preferred dividends declared	—	(83)	—	(165)
Preferred stock, premium amortization	—	49	—	97
Net income available to common shareholders	12,569	16,321	14,118	30,269
Common shareholder dividends	(6,175)	(5,791)	(12,685)	(11,567)
Unvested restricted stock award dividends	(65)	(49)	(130)	(96)
Undistributed earnings to unvested restricted stock awards	(65)	(85)	(14)	(150)
Undistributed earnings to common shareholders	$6,264	$10,396	$1,289	$18,456
Basic
Distributed earnings to common shareholders	$6,175	$5,791	$12,685	$11,567
Undistributed earnings to common shareholders	6,264	10,396	1,289	18,456
Total common shareholders earnings, basic	$12,439	$16,187	$13,974	$30,023
Diluted
Distributed earnings to common shareholders	$6,175	$5,791	$12,685	$11,567
Undistributed earnings to common shareholders	6,264	10,396	1,289	18,456
Total common shareholders earnings	12,439	16,187	13,974	30,023
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	1	—	1
Total common shareholders earnings, diluted	$12,439	$16,188	$13,974	$30,024
Weighted average common shares outstanding, basic	23,338,890	24,081,777	23,886,215	24,040,032
Options	1,074	221,434	36,673	214,580
Weighted average common shares outstanding, diluted	23,339,964	24,303,211	23,922,888	24,254,612
Basic earnings per common share	$0.53	$0.67	$0.59	$1.25
Diluted earnings per common share	0.53	0.67	0.58	1.24

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:
•Level 1: Unadjusted quoted prices for identical assets or liabilities traded in active markets.

•Level 2: Significant other observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.
•Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of June 30, 2020 and December 31, 2019, are summarized below:

	June 30, 2020
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$32,479	$—	$32,479	$—
Mortgage-backed securities - agency	305,971	—	305,971	—
Mortgage-backed securities - non-agency	26,336	—	26,336	—
State and municipal securities	125,028	—	125,028	—
Corporate securities	140,876	—	139,955	921
Equity securities	9,003	—	9,003	—
Loans held for sale	32,403	—	32,403	—
Interest rate lock commitments	4,898	—	4,898	—
Interest rate swap contracts	942	—	942	—
Total	$677,936	$—	$677,015	$921
Liabilities
Forward commitments to sell mortgage-backed securities	$265	$—	$265	$—
Interest rate swap contracts	1,925	—	1,925	—
Total	$2,190	$—	$2,190	$—
Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$44,239	$—	$—	$44,239
Mortgage servicing rights held for sale	1,244	—	—	1,244
Nonperforming loans	19,291	—	19,291	—
Other real estate owned	3,156	—	3,156	—
Assets held for sale	2,609	—	2,609	—

	December 31, 2019
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$60,020	$—	$60,020	$—
Mortgage-backed securities - agency	324,974	—	324,974	—
Mortgage-backed securities - non-agency	17,148	—	17,148	—
State and municipal securities	124,555	—	124,555	—
Corporate securities	122,736	—	121,781	955
Equity securities	5,621	—	5,621	—
Loans held for sale	16,431	—	16,431	—
Interest rate lock commitments	3,350	—	3,350	—
Interest rate swap contracts	306	—	306	—
Total	$675,141	$—	$674,186	$955
Liabilities
Interest rate swap contracts	$306	$—	$306	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$53,824	$—	$—	$53,824
Mortgage servicing rights held for sale	1,972	—	—	1,972
Nonperforming loans	14,693	—	12,518	2,175
Assets held for sale	3,974	—	3,974	—

The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, beginning of period	$925	$1,930	$955	$1,923
Total realized in earnings (1)	5	20	8	42
Total unrealized in other comprehensive income (2)	(4)	5	(34)	12
Net settlements (principal and interest)	(5)	(1,020)	(8)	(1,042)
Balance, end of period	$921	$935	$921	$935
________________________________________________________________
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2020
Corporate securities	$921	Consensus pricing	Net market price	-2.0%-1.0%(-1.0%)

December 31, 2019
Corporate securities	$955	Consensus pricing	Net market price	-2.0% - 2.5% (1.5%)
___________________________________________________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
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
The following table presents gains (losses) recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Loan servicing rights	$(107)	$559	$(8,575)	$534
Mortgage servicing rights held for sale	(391)	515	(887)	515
Nonperforming loans	3,295	(1,252)	16,214	(2,233)
Other real estate owned	652	—	1,257	(16)
Assets held for sale	(60)	—	(206)	—
Total losses on assets measured on a nonrecurring basis	$3,389	$(178)	$7,803	$(1,200)

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at June 30, 2020 and December 31, 2019:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2020
Loan servicing rights:
Commercial MSR	$43,232	Discounted cash flow	Prepayment speed	8.00% - 22.50% (8.37%)
			Discount rate	10.00% - 27.00% (11.43%)

SBA servicing rights	$1,007	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.60%)
			Discount rate	No range (11.70%

MSR held for sale	$1,244	Discounted cash flow	Prepayment speed	12.78% - 26.28% (18.60%)
			Discount rate	9.00% - 11.50% (10.13%)

December 31, 2019
Loan servicing rights:
Commercial MSR	$52,693	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.20%)
			Discount rate	10.00% - 14.00% (11.02%)

SBA servicing rights	$1,131	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.60%)
			Discount rate	No range (11.70%)

MSR held for sale	$1,972	Discounted cash flow	Prepayment speed	8.64% - 26.28% (12.42%)
			Discount rate	9.50% - 12.50% (10.75%)

Other:
Nonperforming loans	$2,175	Fair value of collateral	Discount for type of property,	4.32% - 8.00% (5.22%)
			age of appraisal and current status
_____________________________________________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$11,544	$324	$11,868	$8,236	$206	$8,030
Residential loans held for sale	20,859	1,130	21,989	8,195	446	7,749
Total loans held for sale	$32,403	$1,454	$33,857	$16,431	$652	$15,779
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Commercial loans held for sale	$276	$38	$118	$(19)
Residential loans held for sale	414	34	669	(294)
Total loans held for sale	$690	$72	$787	$(313)

The carrying values and estimated fair value of certain financial instruments not carried at fair value at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$517,516	$517,516	$517,516	$—	$—
Federal funds sold	2,352	2,352	2,352	—	—
Nonmarketable equity securities	50,765	50,765	—	50,765	—
Loans, net	4,792,330	4,843,729	—	—	4,843,729
Accrued interest receivable	21,840	21,840	—	21,840	—

Liabilities
Deposits	$4,943,107	$4,954,466	$—	$4,954,466	$—
Short-term borrowings	77,136	77,136	—	77,136	—
FHLB and other borrowings	693,865	730,284	—	730,284	—
Subordinated debt	169,610	161,339	—	161,339	—
Trust preferred debentures	48,551	44,129	—	44,129	—
Accrued interest payable	4,385	4,385	—	4,385	—

	December 31, 2019
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$392,694	$392,694	$392,694	$—	$—
Federal funds sold	1,811	1,811	1,811	—	—
Nonmarketable equity securities	44,505	44,505	—	44,505	—
Loans, net	4,373,382	4,385,768	—	—	4,385,768
Accrued interest receivable	16,346	16,346	—	16,346	—

Liabilities
Deposits	$4,544,254	$4,548,327	$—	$4,548,327	$—
Short-term borrowings	82,029	82,029	—	82,029	—
FHLB and other borrowings	493,311	506,832	—	506,832	—
Subordinated debt	176,653	182,189	—	182,189	—
Trust preferred debentures	48,288	53,811	—	53,811	—
Accrued interest payable	6,400	6,400	—	6,400	—

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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$870,860	$725,506
Financial guarantees – standby letters of credit	46,826	106,678

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense included in other expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. At June 30, 2020, the ACL for off-balance sheet credit exposures was $1.8 million.
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2020 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and six months ended June 30, 2020 and 2019. The liability for unresolved repurchase demands totaled $327,000 and $289,000 at June 30, 2020 and December 31, 2019, respectively.
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

Selected business segment financial information for the three and six months ended June 30, 2020 and 2019 were as follows:

(dollars in thousands)	Banking	Wealth Management	Commercial FHA Origination and Servicing	Other	Total
Three Months Ended June 30, 2020
Net interest income (expense)	$52,050	$—	$(8)	$(3,053)	$48,989
Provision for credit losses on loans	11,610	—	—	—	11,610
Noninterest income	10,347	5,698	3,413	(62)	19,396
Noninterest expense	35,750	3,442	1,956	(366)	40,782
Income (loss) before income taxes (benefit)	15,037	2,256	1,449	(2,749)	15,993
Income taxes (benefit)	3,743	205	409	(933)	3,424
Net income (loss)	$11,294	$2,051	$1,040	$(1,816)	$12,569
Total assets	$6,564,017	$22,255	$88,551	$(30,325)	$6,644,498
Six Months Ended June 30, 2020
Net interest income (expense)	$101,977	$—	$(72)	$(6,265)	$95,640
Provision for credit losses on loans	22,179	—	—	—	22,179
Noninterest income	20,560	11,375	(3,819)	(122)	27,994
Noninterest expense	72,824	7,055	4,050	(472)	83,457
Income (loss) before income taxes (benefit)	27,534	4,320	(7,941)	(5,915)	17,998
Income taxes (benefit)	7,652	410	(2,220)	(1,962)	3,880
Net income (loss)	$19,882	$3,910	$(5,721)	$(3,953)	$14,118
Total assets	$6,564,017	$22,255	$88,551	$(30,325)	$6,644,498
Three Months Ended June 30, 2019
Net interest income (expense)	$48,930	$—	$(138)	$(2,715)	$46,077
Provision for credit losses on loans	4,076	—	—	—	4,076
Noninterest income	9,025	5,504	5,116	(58)	19,587
Noninterest expense	33,809	3,772	3,004	(391)	40,194
Income (loss) before income taxes (benefit)	20,070	1,732	1,974	(2,382)	21,394
Income taxes (benefit)	5,132	197	551	(841)	5,039
Net income (loss)	$14,938	$1,535	$1,423	$(1,541)	$16,355
Total assets	$5,478,515	$19,398	$88,320	$(40,178)	$5,546,055
Six Months Ended June 30, 2019
Net interest income (expense)	$97,448	$—	$(314)	$(5,456)	$91,678
Provision for credit losses on loans	7,319	—	—	—	7,319
Noninterest income	17,965	10,457	8,354	(114)	36,662
Noninterest expense	69,180	7,019	5,815	(723)	81,291
Income (loss) before income taxes (benefit)	38,914	3,438	2,225	(4,847)	39,730
Income taxes (benefit)	10,107	337	622	(1,673)	9,393
Net income (loss)	$28,807	$3,101	$1,603	$(3,174)	$30,337
Total assets	$5,478,515	$19,398	$88,320	$(40,178)	$5,546,055

NOTE 19 – RELATED PARTY TRANSACTIONS
A member of our board of directors has ownership in a building the Company utilizes for office space located in Effingham, Illinois. During the three and six months ended June 30, 2020, the Company paid rent on this space of $16,000 and $33,000, respectively.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,273	$4,082	$8,482	$7,699
Investment advisory fees	495	539	1,024	1,068
Investment brokerage fees	317	232	712	451
Other	613	651	1,157	1,239
Service charges on deposit accounts:
Nonsufficient fund fees	961	1,801	2,827	3,555
Other	745	838	1,535	1,604
Interchange revenues	3,013	3,010	5,846	5,690
Other income:
Merchant services revenue	304	389	655	764
Other	929	788	1,867	1,606
Noninterest income - out-of-scope of Topic 606	7,746	7,257	3,889	12,986
Total noninterest income	$19,396	$19,587	$27,994	$36,662

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2020. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.
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
Significant Developments and Transactions
Each item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2020 and 2019, and our financial condition as of June 30, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Illinois and Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. The Governor of Illinois issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, other than minimum basic operations. This order was effective beginning March 21, 2020. Businesses and social gatherings in Illinois have begun reopening in a phased-in approach since May 1, 2020. In Missouri, the Director of the Missouri Department of Health and Senior Services issued an order that individuals stay at home and that businesses abide by certain limitations on gathering sizes. This order was effective beginning April 6, 2020 and economic and social activity has begun reopening in a phased-in approach since May 4, 2020. Each state's reopening plans remain subject to roll back, depending on public health developments. The Bank and its branches have remained open during these orders because banking is deemed an essential business, although it has suspended lobby access at its branches since March 17, 2020, and the lobbies remain closed.
Each state has experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Illinois (on a seasonally adjusted basis) was 4.2% in March 2020, increased to 17.2% in April 2020 and was 14.6% in June 2020 (based on preliminary estimates). The unemployment rate in Missouri (on a seasonally adjusted basis) was 3.9% in March 2020, increased to 10.2 % in April 2020 and was 7.9% in June 2020 (based on preliminary estimates), according to the U.S. Bureau of Labor Statistics.
Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:
•The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching its current range of 0.0 – 0.25%.

•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA, referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349.0 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310.0 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility ("MSNLF"), and (2) the Main Street Expanded Loan Facility ("MSELF"). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600.0 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500.0 billion in lending, with the Treasury Department backing $35.0 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750.0 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100.0 billion.

•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain, otherwise prohibited, investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The Federal Deposit Insurance Corporation ("FDIC") has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, ground transportation, long-term healthcare and retail industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our equipment leasing business and loan portfolio, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:
•To protect the health and safety of our employees and customers, we instituted the following measures:
◦On March 17, 2020, we closed our banking center lobbies but continued to serve clients by appointment or through our drive-up lanes. As of June 30, 2020, our banking center lobbies remain closed.
◦On March 23, 2020, we closed our corporate offices, effectively leveraging our investments in technology to transition to working remotely. As of June 30, 2020, these offices remain closed.
•To meet the financial needs of our customers, we have instituted the following measure:
◦The Company has granted requests for payment deferrals on loans totaling $898.3 million through June 30, 2020, and we are continuing to work with our customers to address their specific needs. The majority of these payment deferrals are for principal and interest for a period of 90 days.
◦The Bank participated, as a lender, in the PPP and began taking applications on the first day of the program. Through June 30, 2020, we had funded $313.1 million in PPP loans that had been approved by the SBA. The origination of PPP loans resulted in $0.9 million in loan origination fees in the three months ended June 30, 2020. In addition, PPP loans bear an interest rate of 1%, which negatively impacted our yield on loans for the quarter ended June 30, 2020. As of June 30, 2020, we had $276.0 million PPP loans outstanding.

Adoption of CECL. Effective January 1, 2020, the Company adopted CECL. The CECL model requires a reporting entity to estimate credit losses expected over the “life” of an asset, or pool of assets. The estimate of expected credit losses will consider historical information, current information, and the reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. The ACL on loans and related provision for credit losses on loans was modeled under the provisions of CECL for the three and six months ended June 30, 2020, as opposed to the incurred loss model for periods prior to January 1, 2020.
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
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Effective January 1, 2020, PCI loans were reclassified as PCD loans, and due to this change, accretion income will decrease in future periods. Our reported net interest margin for the three months ended June 30, 2020 and 2019 was 3.32% and 3.76%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.8 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, increasing the reported net interest margin by 12 and 25 basis points for each respective period.

The reported net interest margin for the six months ended June 30, 2020 and 2019 was 3.40% and 3.75%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $4.0 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively, increasing the reported net interest margin by 14 and 21 basis points for each respective period.
Results of Operations

Overview. During the three months ended June 30, 2020, we generated net income of $12.6 million, or diluted earnings per common share of $0.53, compared to $16.4 million, or diluted earnings per common share of $0.67 in the three months ended June 30, 2019. Earnings for the second quarter of 2020 compared to second quarter of 2019 declined primarily due to a $7.5 million increase in provision for credit losses on loans, a $0.2 million decrease in noninterest income and a $0.6 million increase in noninterest expense. These results were partially offset by a $2.9 million increase in net interest income and a $1.6 million decrease in income tax expense.

During the six months ended June 30, 2020, we generated net income of $14.1 million, or diluted earnings per common share of $0.58, compared to $30.3 million, or diluted earnings per common share of $1.24 in the six months ended June 30, 2019. Earnings for the first half of 2020 compared to first half of 2019 declined primarily due to a $14.9 million increase in provision for credit losses on loans, an $8.7 million decrease in noninterest income and a $2.2 million increase in noninterest expense. These results were partially offset by a $4.0 million increase in net interest income and a $5.5 million decrease in income tax expense.
As discussed in further detail below, the COVID-19 pandemic and the adoption of CECL had a significant impact on net income for the three and six months ended June 30, 2020, resulting in the negative period over period comparisons. The following table sets forth condensed income statement information of the Company for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Income Statement Data:
Interest income	$60,548	$60,636	$121,862	$120,068
Interest expense	11,559	14,559	26,222	28,390
Net interest income	48,989	46,077	95,640	91,678
Provision for credit losses on loans	11,610	4,076	22,179	7,319
Noninterest income	19,396	19,587	27,994	36,662
Noninterest expense	40,782	40,194	83,457	81,291
Income before income taxes	15,993	21,394	17,998	39,730
Income taxes	3,424	5,039	3,880	9,393
Net income	12,569	16,355	14,118	30,337
Preferred stock dividends and premium amortization	—	34	—	68
Net income available to common shareholders	$12,569	$16,321	$14,118	$30,269
Basic earnings per common share	$0.53	$0.67	$0.59	$1.25
Diluted earnings per common share	0.53	0.67	0.58	1.24
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2020 and 2019.
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

During the three months ended June 30, 2020, net interest income, on a tax-equivalent basis, increased to $49.4 million compared to $46.6 million for the three months ended June 30, 2019. The tax-equivalent net interest margin decreased to 3.32% for the second quarter of 2020 compared to 3.76% in the second quarter of 2019.
During the six months ended June 30, 2020, net interest income, on a tax-equivalent basis, was $96.6 million with a tax-equivalent net interest margin of 3.40% compared to net interest income, on a tax-equivalent basis of $92.7 million and tax-equivalent net interest margin of 3.75% for the six months ended June 30, 2019.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2020			2019
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
EARNING ASSETS:
Federal funds sold and cash investments	$489,941	$172	0.14%	$162,110	$982	2.43%
Investment securities:
Taxable investment securities	536,851	3,872	2.89	488,341	3,606	2.95
Investment securities exempt from federal income tax (1)	113,505	1,091	3.85	148,605	1,344	3.62
Total securities	650,356	4,963	3.05	636,946	4,950	3.11
Loans:
Loans (2)	4,595,886	53,173	4.65	3,979,705	53,021	5.34
Loans exempt from federal income tax (1)	100,402	994	3.98	107,015	1,161	4.35
Total loans	4,696,288	54,167	4.64	4,086,720	54,182	5.32
Loans held for sale	99,169	1,004	4.07	40,177	451	4.50
Nonmarketable equity securities	50,661	680	5.40	44,217	597	5.42
Total earning assets	5,986,415	$60,986	4.10%	4,970,170	$61,162	4.94%
Noninterest-earning assets	619,411			618,023
Total assets	$6,605,826			$5,588,193
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,336,876	$2,085	0.36%	$1,735,198	$3,306	0.76%
Savings deposits	570,096	34	0.02	450,185	225	0.20
Time deposits	721,499	3,296	1.84	749,806	3,779	2.02
Brokered deposits	22,935	144	2.52	172,471	1,127	2.62
Total interest-bearing deposits	3,651,406	5,559	0.61	3,107,660	8,437	1.09
Short-term borrowings	59,103	28	0.19	120,859	210	0.70
FHLB advances and other borrowings	692,470	2,905	1.69	607,288	3,541	2.34
Subordinated debt	169,560	2,481	5.85	94,196	1,514	6.43
Trust preferred debentures	48,487	586	4.86	47,982	857	7.71
Total interest-bearing liabilities	4,621,026	$11,559	1.01%	3,977,985	$14,559	1.47%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	1,280,983			921,115
Other noninterest-bearing liabilities	71,853			60,363
Total noninterest-bearing liabilities	1,352,836			981,478
Shareholders’ equity	631,964			628,730
Total liabilities and shareholders’ equity	$6,605,826			$5,588,193
Net interest income / net interest margin (3)		$49,427	3.32%		$46,603	3.76%
____________________________________________________________
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $438,000 and $526,000 for the three months ended June 30, 2020 and 2019, respectively.
(2)Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

	Six Months Ended June 30,
	2020			2019
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
EARNING ASSETS:
Federal funds sold and cash investments	$413,896	$1,234	0.60%	$157,122	$1,889	2.42%
Investment securities:
Taxable investment securities	536,873	7,966	2.97	494,472	7,289	2.95
Investment securities exempt from federal income tax (1)	119,530	2,341	3.92	151,333	2,693	3.56
Total securities	656,403	10,307	3.14	645,805	9,982	3.09
Loans:
Loans (2)	4,439,357	106,712	4.83	3,999,991	104,903	5.29
Loans exempt from federal income tax (1)	100,890	2,052	4.09	107,699	2,395	4.48
Total loans	4,540,247	108,764	4.82	4,107,690	107,298	5.27
Loans held for sale	59,506	1,195	4.04	35,511	750	4.26
Nonmarketable equity securities	47,893	1,285	5.40	44,248	1,218	5.55
Total earning assets	5,717,945	122,785	4.32%	4,990,376	121,137	4.90%
Noninterest-earning assets	622,003			618,507
Total assets	$6,339,948			$5,608,883
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,264,085	$5,880	0.52%	$1,774,319	$6,683	0.76%
Savings deposits	548,045	164	0.06	449,682	445	0.20
Time deposits	762,748	7,554	1.99	701,460	6,481	1.86
Brokered deposits	25,582	323	2.54	175,396	2,191	2.52
Total interest-bearing deposits	3,600,460	13,921	0.78	3,100,857	15,800	1.03
Short-term borrowings	57,359	129	0.45	128,058	447	0.70
FHLB advances and other borrowings	612,602	5,872	1.93	640,087	7,388	2.33
Subordinated debt	169,793	4,990	5.88	94,176	3,028	6.43
Trust preferred debentures	48,422	1,310	5.44	47,915	1,727	7.27
Total interest-bearing liabilities	4,488,636	26,222	1.17%	4,011,093	28,390	1.43%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	1,133,581			920,156
Other noninterest-bearing liabilities	75,398			56,124
Total noninterest-bearing liabilities	1,208,979			976,280
Shareholders’ equity	642,333			621,510
Total liabilities and shareholders’ equity	$6,339,948			$5,608,883
Net interest income / net interest margin (3)		$96,563	3.40%		$92,747	3.75%

____________________________________________________________
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $923,000 and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.
(2)Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

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

	Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$1,046	$(1,856)	$(810)	$1,933	$(2,588)	$(655)
Investment securities:
Taxable investment securities	354	(88)	266	627	50	677
Investment securities exempt from federal income tax	(328)	75	(253)	(595)	243	(352)
Total securities	26	(13)	13	32	293	325
Loans:
Loans	7,585	(7,433)	152	11,204	(9,395)	1,809
Loans exempt from federal income tax	(70)	(97)	(167)	(142)	(201)	(343)
Total loans	7,515	(7,530)	(15)	11,062	(9,596)	1,466
Loans held for sale	628	(75)	553	496	(51)	445
Nonmarketable equity securities	86	(3)	83	101	(34)	67
Total earning assets	$9,301	$(9,477)	$(176)	$13,624	$(11,976)	$1,648
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$835	$(2,056)	(1,221)	$1,569	$(2,372)	$(803)
Savings deposits	33	(224)	(191)	64	(345)	(281)
Time deposits	(141)	(342)	(483)	596	477	1,073
Brokered deposits	(957)	(26)	(983)	(1,880)	12	(1,868)
Total interest-bearing deposits	(230)	(2,648)	(2,878)	349	(2,228)	(1,879)
Short-term borrowings	(69)	(113)	(182)	(203)	(115)	(318)
FHLB advances and other borrowings	421	(1,057)	(636)	(281)	(1,235)	(1,516)
Subordinated debt	1,157	(190)	967	2,327	(365)	1,962
Trust preferred debentures	6	(277)	(271)	18	(435)	(417)
Total interest-bearing liabilities	$1,285	$(4,285)	$(3,000)	$2,210	$(4,378)	$(2,168)
Net interest income	$8,016	$(5,192)	$2,824	$11,414	$(7,598)	$3,816

Interest Income. Interest income, on a tax-equivalent basis, decreased $0.2 million to $61.0 million in the second quarter of 2020 as compared to the same quarter in 2019 primarily due to a decrease in the yield on loans. Average earning assets increased to $5.99 billion in the second quarter of 2020 from $4.97 billion in the same quarter in 2019. The increases were primarily in loans and cash investments, which increased $609.6 million and $327.8 million, respectively. During the second quarter of 2020, the Company originated and funded $313.1 million of PPP loans and recognized $1.5 million of interest income from PPP loans in the three and six months ended June 30, 2020, resulting in a yield on PPP loans, including loan origination fees, of 2.52%. The increase in average loan balances was primarily the result of PPP loans originated and funded during the second quarter of 2020, continued growth in equipment finance loans and leases and the $211.1 million of loans added from the acquisition of HomeStar. The yield on earning assets decreased 84 basis points to 4.10% from 4.94%. The decrease in yield on earning assets was primarily driven by a decrease in the yield on loans due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $1.8 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively.
For the six months ended June 30, 2020, interest income, on a tax-equivalent basis, increased $1.7 million to $122.8 million as compared to the same period in 2019, primarily due to an increase in average earning assets. Average earning assets increased to $5.72 billion in the first six months of 2020 from $4.99 billion in the same period in 2019. The increases were primarily in loans and cash investments, which increased $432.6 million and $256.8 million, respectively. The increase in average loan balances was primarily the result of PPP loans originated and funded in the six months ended June, 30, 2020. The yield on earning assets decreased 58 basis points to 4.32% from 4.90%. The decrease in yield on earning assets was primarily driven by a decrease in the yield on loans due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $4.0 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively.
Interest Expense. Interest expense decreased $3.0 million to $11.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The cost of interest-bearing liabilities decreased to 1.01% for the second quarter of 2020 compared to 1.47% for the second quarter of 2019 primarily due to lower rates as a result of the Federal Reserve Bank's reduction in rates.

Interest expense on deposits decreased to $5.6 million for the three months ended June 30, 2020 from $8.4 million for the comparable period in 2019. The decrease was primarily due to a decrease in rates paid on deposits. Interest bearing deposit accounts average balances increased $543.7 million, or 17.5%, to $3.65 billion for the three months ended June 30, 2020 compared to the same period one year earlier. The increase in deposits, primarily from commercial customers, was partially driven by inflows of PPP-related funds and the HomeStar acquisition. Interest expense on subordinated debt increased $1.0 million to $2.5 million due primarily to the issuance of $100.0 million of subordinated debt in September 2019. The increase was partially offset by the redemption of $16.5 million of subordinated debt during the fourth quarter of 2019 and an additional $7.3 million in the first quarter of 2020. In turn, the reported cost of funds for subordinated debt decreased 58 basis points to 5.85% in the current quarter.

For the six month period ended June 30, 2020, interest expense decreased $2.2 million to $26.2 million compared to the six months ended June 30, 2019. The cost of interest-bearing liabilities decreased to 1.17% for the first half of 2020 compared to 1.43% for the first half of 2019. Interest expense on deposits decreased to $13.9 million from $15.8 million for the comparable period in 2019, primarily due to a decrease in interest rates on deposits.

Provision for Credit Losses on Loans. The provision for credit losses on loans was $11.6 million and $4.1 million for the three months ended June 30, 2020 and 2019, respectively and $22.2 million and $7.3 million for the six months ended June 30, 2020 and 2019, respectively. The higher provision for credit losses on loans for the three and six month ended June 30, 2020 compared to prior year periods was driven by the implementation of CECL, which uses an economic forecast that now includes the impact of the COVID-19 pandemic. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions or credit quality, macroeconomic factors and conditions and loan composition, which drive the allowance for credit losses on loans.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2020	2019		2020	2019
Noninterest income:
Wealth management revenue	$5,698	$5,504	$194	$11,375	$10,457	$918
Commercial FHA revenue	3,414	4,358	(944)	4,681	7,653	(2,972)
Residential mortgage banking revenue	2,723	611	2,112	4,478	1,445	3,033
Service charges on deposit accounts	1,706	2,639	(933)	4,362	5,159	(797)
Interchange revenue	3,013	3,010	3	5,846	5,690	156
Gain on sales of investment securities, net	—	14	(14)	—	14	(14)
(Loss) gain on sales of other real estate owned	(9)	(12)	3	6	54	(48)
(Impairment) recapture on commercial mortgage servicing rights	(107)	559	(666)	(8,575)	534	(9,109)
Other income	2,958	2,904	54	5,821	5,656	165
Total noninterest income	$19,396	$19,587	$(191)	$27,994	$36,662	$(8,668)

Wealth management revenue. Assets under administration increased to $3.25 billion at June 30, 2020 from $3.13 billion at June 30, 2019, primarily due to the addition of $181.2 million of wealth management assets under administration from the acquisition of HomeStar. Estate fees for the three months and six months ended June 30, 2020 were $0.3 million and $0.6 million, respectively.

Commercial FHA revenue. Commercial FHA revenue for the three months ended June 30, 2020 was $3.4 million, a decrease of $0.9 million from the second quarter of 2019. The decline in revenue is primarily attributable to higher gain premiums for the 2019 period. Interest rate lock commitments were $134.8 million in the second quarter of 2020, with $65.6 million representing loan modifications which result in lower gain premiums than new originations. For the comparable period in 2019, interest rate lock commitments were $42.2 million, none of which were loan modifications.

For the six months ended June 30, 2020, commercial FHA revenue was $4.7 million, a decrease of $3.0 million compared to the six months ended June 30, 2019. Interest rate lock commitments were $148.0 million for the first six months of 2020, with 44.3% representing loan modifications, compared to $106.7 million for the comparable period in 2019, none of which were loan modifications.

Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended June 30, 2020 totaled $2.7 million, compared to $0.6 million for the same period in 2019. The increase was primarily attributable to an increase in production as the decrease in the 10-year treasury rate stimulated a significant increase in mortgage refinance activity. Loans originated in the second quarter of 2020 totaled $101.1 million, with 65% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $48.9 million with 13% representing refinance transactions.
For the six months ended June 30, 2020, residential mortgage banking revenue totaled $4.5 million, compared to $1.4 million for the same period in 2019. Loans originated in the first half of 2020 totaled $147.2 million, with 60% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $80.7 million, with 22% representing refinance transactions.
Service charges on deposit accounts. Service charges on deposit accounts were $1.7 million for the three months ended June 30, 2020, a decline of $0.9 million from the three months ended June 30, 2019. For the six months ended June 30, 2020, services charges on deposits totaled $4.4 million, a decline of $0.8 million from the comparable period of 2019. The decrease in revenue was attributable, primarily, to a decline in overdraft-related fees due to decreased business activities as a result of COVID-19.
Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $8.6 million for the six months ended June 30, 2020 compared to impairment recapture of $0.5 million for the six months ended June 30, 2019. Loans serviced for others totaled $3.94 billion and $4.03 billion at June 30, 2020 and 2019, respectively. The impairment was primarily the result of a reduction in the assumed earnings rates related to escrow and replacement reserves.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2020	2019		2020	2019
Noninterest expense:
Salaries and employee benefits	$20,740	$21,134	$(394)	$41,803	$43,173	$(1,370)
Occupancy and equipment	4,286	4,511	(225)	9,155	9,364	(209)
Data processing	5,300	4,822	478	10,634	9,546	1,088
FDIC insurance	553	367	186	554	802	(248)
Professional	1,606	2,410	(804)	3,461	4,483	(1,022)
Marketing	794	1,118	(324)	1,775	2,352	(577)
Communications	946	831	115	2,236	1,648	588
Loan expense	731	616	115	1,247	976	271
Other real estate owned	801	101	700	1,512	194	1,318
Amortization of intangible assets	1,629	1,673	(44)	3,391	3,483	(92)
Loss (gain) on mortgage servicing rights held for sale	391	(515)	906	887	(515)	1,402
Other	3,005	3,126	(121)	6,802	5,785	1,017
Total noninterest expense	$40,782	$40,194	$588	$83,457	$81,291	$2,166

Salaries and employee benefits. For the three and six months ended June 30, 2020, salaries and employee benefits expense decreased $0.4 million and $1.4 million, respectively, as compared to the same periods in 2019. In January 2020, the Company announced a reduction in its staffing by approximately 50 full-time employee positions, representing approximately 5% of the Company’s workforce, and recorded a $0.7 million one-time charge related to this staffing level adjustment in the first quarter of 2020. This charge was offset by a reduction in bonus expenses due to anticipated financial results not meeting established thresholds for these annual awards. The Company employed 1,010 employees at June 30, 2020 compared to 1,066 employees at June 30, 2019.

Data processing fees. The $0.5 million and $1.1 million increases in data processing fees during the three and six months ended June 30, 2020, as compared to the same periods in 2019, respectively, were primarily the result of our continuing investments in technology to better serve our growing customer base.

FDIC insurance. The $0.2 million increase in FDIC insurance during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of a larger assessment base due to the HomeStar acquisition, offset by a $0.2 million small business tax credit received from the FDIC. This small business tax credit has now been fully utilized by the Company.
The $0.2 million decrease in FDIC insurance during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of a larger assessment base due to the HomeStar acquisition, offset by a $0.6 million small business tax credit received from the FDIC.
Professional fees. The $0.8 million and $1.0 million decreases in professional fees during the three and six months ended June 30, 2020, as compared to the same periods in 2019, respectively, were primarily the result of legal and consulting expenses incurred during the second quarter of 2019 related to the acquisition of HomeStar.
Communication expense. The increase in communication expense of $0.1 million and $0.6 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019, respectively, was primarily due to continued investment and standardization of services and technology across our banking center network.
Other real estate owned expense. The Company recorded increases in impairment on other real estate owned of $0.7 million and $1.3 million for the three and six months ended June 30, 2020, respectively, due to declines in property values compared to the prior year periods.
Loss on mortgage servicing rights held for sale. The Company recognized losses of $0.4 million and $0.9 millions on mortgage servicing rights held for sale for the three and six months ended June 30, 2020, respectively. Market disruption as a result of COVID-19 resulted in a decreased demand by potential acquirers and a resulting decrease in value.
Other noninterest expense. The increase in other noninterest expense of $1.0 million for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily attributable to an increase of $0.6 million in provision for unfunded commitments, available for sale securities and repurchase reserves as well as an increase of $0.2 million in impairment expenses on closed banking offices. This was partially offset by a reduction in travel, training and business development expenses as a result of the COVID-19 pandemic.
Income Tax Expense. Income tax expense was $3.4 million and $5.0 million for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate decreased to 21.4% for the second quarter of 2020 as compared to 23.6% for the second quarter of 2019. For the six months ended June 30, 2020 and 2019, income tax expense was $3.9 million and $9.4 million, respectively. The effective tax rate decreased to 21.6% for the first half of 2020 from 23.6% for the comparable period in 2019.
Financial Condition
Assets. Total assets increased to $6.64 billion at June 30, 2020, as compared to $6.09 billion at December 31, 2019.

Loans. The loan portfolio is the largest category of our assets. At June 30, 2020, total loans were $4.84 billion compared to $4.40 billion at December 31, 2019. The following table shows loans by category as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial	$1,482,381	$1,055,185
Commercial real estate	1,495,183	1,526,504
Construction and land development	207,593	208,733
Total commercial loans	3,185,157	2,790,422
Residential real estate	509,453	568,291
Consumer	770,759	710,116
Lease financing	374,054	332,581
Total loans, gross	$4,839,423	$4,401,410
Allowance for credit losses on loans	(47,093)	(28,028)
Total loans, net	$4,792,330	$4,373,382

Total loans increased $438.0 million to $4.84 billion at June 30, 2020 as compared to December 31, 2019. The loan growth was primarily reflected in our commercial loan portfolio, which increased $427.2 million from $1.06 billion at December 31, 2019 to $1.48 billion at June 30, 2020. At June 30, 2020, PPP loans totaled $276.0 million, all of which are included in our commercial loan portfolio. We also continued to see loan growth from our equipment financing business, which is booked in the commercial loans and lease financing portfolios. Consumer loans increased $60.6 million as a result of our relationship with GreenSky. These increases were offset by several large loan payoffs and principal reductions in the commercial real estate portfolio, and payoffs and repayments in the residential real estate portfolio. We anticipate that loan growth will remain slow in the future for our commercial real estate and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.
The principal segments of our loan portfolio are discussed below:

Commercial loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and farm operations. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but may also include collateralization by inventory, accounts receivable and equipment, and generally include personal guarantees. The commercial loan category also includes loans originated by the equipment financing business that are secured by the underlying equipment.
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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2020:

	June 30, 2020
	Within One Year		One Year to Five Years		After Five Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$28,184	$257,147	$727,199	$200,617	$218,972	$50,262	$1,482,381
Commercial real estate	279,537	57,724	655,756	141,905	85,843	274,418	1,495,183
Construction and land development	16,833	36,435	30,126	94,991	355	28,853	207,593
Total commercial loans	324,554	351,306	1,413,081	437,513	305,170	353,533	3,185,157
Residential real estate	3,828	9,700	12,032	33,577	203,352	246,964	509,453
Consumer	5,470	2,672	749,341	9,673	3,584	19	770,759
Lease financing	9,621	—	274,280	—	90,153	—	374,054
Total loans	$343,473	$363,678	$2,448,734	$480,763	$602,259	$600,516	$4,839,423

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
Analysis of the Allowance for Credit Losses on Loans. The following table allocates the ACL on loans, or the allowance, by loan category:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Allowance	% (2)	Allowance (1)	% (2)
Commercial	$12,213	0.82%	$10,031	0.95%
Commercial real estate	20,296	1.36	10,272	0.67
Construction and land development	1,512	0.73	290	0.14
Total commercial loans	34,021	1.07	20,593	0.74
Residential real estate	4,830	0.95	2,499	0.44
Consumer	2,087	0.27	2,642	0.37
Lease financing	6,155	1.65	2,294	0.69
Total allowance for credit losses on loans	$47,093	0.97	$28,028	0.64
____________________________________________________________
(1)Information presented as of December 31, 2019 was modeled under the incurred loss model.
(2)Represents the percentage of the allowance to total loans in the respective category.

The allowance represents our estimate of expected credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or relevant factors. We continue to increase our level of reserves in light of the COVID-19 pandemic.

The following table provides an analysis of the ACL on loans, provision for credit losses on loans and net charge-offs for the three and six months ended June 30, 2020 and 2019:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in thousands)	2020	2019(1)	2020	2019(1)
Balance, beginning of period	$38,545	$23,091	$28,028	$20,903
Charge-offs:
Commercial	452	2	3,850	114
Commercial real estate	1,746	269	9,619	327
Construction and land development	62	—	74	44
Residential real estate	7	223	395	376
Consumer	366	465	964	1,021
Lease financing	838	691	1,786	1,150
Total charge-offs	3,471	1,650	16,688	3,032
Recoveries:
Commercial	36	14	41	29
Commercial real estate	71	29	85	36
Construction and land development	5	3	64	10
Residential real estate	46	49	90	71
Consumer	183	221	374	431
Lease financing	68	92	137	158
Total recoveries	409	408	791	735
Net charge-offs	3,062	1,242	15,897	2,297
Provision for credit losses on loans	11,610	4,076	22,179	7,319
Impact of Adopting ASC 326	—	—	12,783	—
Balance, end of period	$47,093	$25,925	$47,093	$25,925
Gross loans, end of period	$4,839,423	$4,073,527	$4,839,423	$4,073,527
Average loans	$4,696,288	$4,086,720	$4,540,247	$4,107,690
Net charge-offs to average loans	0.26%	0.12%	0.70%	0.11%
Allowance to total loans	0.97%	0.64%	0.97%	0.64%
____________________________________________________________
(1)Information for the three and six months ended June 30, 2019 was modeled under the incurred loss model.

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
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of June 30, 2020. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts. At December 31, 2019, PCI loans were not reported as nonperforming loans.

(dollars in thousands)	June 30, 2020	December 31, 2019
Nonperforming loans:
Commercial	$5,251	$6,278
Commercial real estate	30,862	23,462
Construction and land development	7,606	1,349
Residential real estate	12,787	9,024
Consumer	502	376
Lease financing	3,505	1,593
Total nonperforming loans	60,513	42,082
Other real estate owned, non-guaranteed	14,194	7,945
Nonperforming assets	$74,707	$50,027
Nonperforming loans to total loans	1.25%	0.96%
Nonperforming assets to total assets	1.12%	0.82%

We did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2020 or 2019 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $1.1 million and $1.9 million for the three and six months ended June 30, 2020, respectively and $666,000 and $1.3 million for the three and six months ended June 30, 2019, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $9,000 and $29,000 for the three and six months ended June 30, 2020, respectively, and $29,000 and $61,000 for the comparable periods in 2019, respectively.
We use a ten grade risk rating system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 7, which are "special mention," and loans with a risk grade of 8, which are "substandard" loans that are not considered to be nonperforming. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank's senior management team. Additionally, the Company initiated a re-evaluation of the accuracy of loan grades assigned to its commercial loan portfolio during the second quarter of 2020, the results of which are reflected in the financial statement disclosures for this quarter. Effects as a result of the pandemic may continue, potentially resulting in additional loans being identified.
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial Real Estate		Construction & Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2020	$35,810	$25,828	$131,992	$68,017	$15,530	$918	$278,095
December 31, 2019	17,435	22,952	18,450	66,231	2,420	1,250	128,738
___________________________________________________________
(1)Includes only those 8-rated loans that are not included in nonperforming loans.

Commercial real estate loans with a risk rating of 7 increased to $132.0 million as of June 30, 2020, compared to $18.5 million as of December 31, 2019, primarily due to COVID-19 related loan deferral requests. As requests were evaluated, loan risk ratings were adjusted, as necessary. Loan modifications related to the hotel industry totaled $63.8 million with risk rating downgrades applied to $52.2 million of those loans.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2020 and December 31, 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities, available for sale:
U.S. government sponsored entities and U.S. agency securities	$32,479	5.1%	$60,020	9.2%
Mortgage-backed securities - agency	305,971	48.5	324,974	50.0
Mortgage-backed securities - non-agency	26,336	4.2	17,148	2.7
State and municipal securities	125,029	19.9	124,555	19.2
Corporate securities	140,875	22.3	122,736	18.9
Total investment securities, available for sale, at fair value	$630,690	100.0%	$649,433	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2020. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book Value	% of Total	Weighted Average Yield
Investment securities, available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$15,044	2.4%	2.5%
Maturing in one to five years	10,558	1.7	2.5
Maturing in five to ten years	6,563	1.0	2.5
Maturing after ten years	314	0.0	2.5
Total U.S. government sponsored entities and U.S. agency securities	$32,479	5.1%	2.5%

Mortgage-backed securities - agency:
Maturing within one year	$21,526	3.4%	2.7%
Maturing in one to five years	207,845	33.0	2.6
Maturing in five to ten years	48,150	7.6	2.5
Maturing after ten years	28,450	4.5	2.4
Total mortgage-backed securities - agency	$305,971	48.5%	2.6%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	26,336	4.2	2.9
Total mortgage-backed securities - non-agency	$26,336	4.2%	2.9%

State and municipal securities (1):
Maturing within one year	$9,906	1.6%	4.5%
Maturing in one to five years	40,890	6.5	4.0
Maturing in five to ten years	49,095	7.8	3.9
Maturing after ten years	25,137	4.0	3.6
Total state and municipal securities	$125,028	19.9%	3.9%

Corporate securities:
Maturing within one year	$8,333	1.3%	3.4%
Maturing in one to five years	18,430	2.9	3.0
Maturing in five to ten years	114,113	18.1	5.1
Maturing after ten years	—	—	—
Total corporate securities	$140,876	22.3%	4.7%
Total investment securities, available for sale	$630,690	100.0%	3.3%
__________________________________________________________________
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at June 30, 2020 at fair value for our investment securities classified as available for sale.

	June 30, 2020
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$31,741	$32,479	$23,133	$9,346	$—	$—	$—	$—
Mortgage-backed securities - agency	296,523	305,971	2,624	303,347	—	—	—	—
Mortgage-backed securities - non-agency	26,198	26,336	26,336	—	—	—	—	—
State and municipal securities	118,222	125,028	21,355	82,562	9,046	2,648	491	8,926
Corporate securities	142,347	140,876	—	—	33,670	98,636	—	8,570
Total investment securities, available for sale	$615,031	$630,690	$73,448	$395,255	$42,716	$101,284	$491	$17,496
Cash and Cash Equivalents. Cash and cash equivalents increased $125.4 million to $519.9 million as of June 30, 2020 compared to December 31, 2019. The Company chose to increase its cash holdings and improve liquidity in light of the uncertainties due to COVID-19.
Liabilities. Total liabilities increased to $6.01 billion at June 30, 2020 compared to $5.43 billion at December 31, 2019.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $398.9 million to $4.94 billion at June 30, 2020, as compared to December 31, 2019. The increase primarily resulted from organic deposit growth, primarily from commercial customers, a portion being PPP funds deposited. The growth was partially offset by the intentional reduction of $26.9 million in brokered money market deposits and brokered time deposits. At June 30, 2020, total deposits were comprised of 25.8% of noninterest-bearing demand accounts, 59.8% of interest-bearing transaction accounts and 14.4% of time deposits. At June 30, 2020, brokered time deposits totaled $22.9 million, or 0.5% of total deposits, compared to $49.7 million, or 1.1% of total deposits, at December 31, 2019.
The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposits:
Noninterest-bearing demand	$1,280,983	—	$921,115	—
Interest-bearing:
Checking	1,461,280	0.25%	990,413	0.60%
Money market	875,596	0.54	744,785	0.99
Savings	570,096	0.02	450,185	0.20
Time, less than $250,000	612,815	1.82	650,126	1.97
Time, $250,000 and over	108,684	1.93	99,680	2.33
Time, brokered	22,935	2.52	172,471	2.62
Total interest-bearing	$3,651,406	0.61%	$3,107,660	1.09%
Total deposits	$4,932,389	0.45%	$4,028,775	0.84%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of June 30, 2020:

	June 30, 2020
	Maturity Within:
(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$36,882	$13,638	$26,458	$31,039	$108,017
Time, brokered	—	247	5,739	16,924	22,910
Total	$36,882	$13,885	$32,197	$47,963	$130,927

Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.
Shareholders’ equity decreased $28.3 million to $633.6 million at June 30, 2020 as compared to December 31, 2019. The Company generated net income of $14.1 million during the first six months of 2020 and had an increase in accumulated other comprehensive income of $3.3 million. Offsetting these increases to shareholders’ equity were $12.8 million of dividends to common shareholders and $27.7 million in stock repurchases. In addition, the Company recorded a $7.2 million reduction to retained earnings related to the adoption of CECL effective January 1, 2020.
On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which amount was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The amended program will be in effect until December 31, 2020, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2020, $31.7 million, or 1,689,619 shares of the Company’s common stock, had been repurchased under the program.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $78.6 million and $87.4 million at June 30, 2020 and December 31, 2019, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $57.2 million and $21.6 million at June 30, 2020 and December 31, 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $73.4 million and $24.3 million at June 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings at June 30, 2020 and December 31, 2019.

The Company has the option of obtaining additional liquidity by participating in the Paycheck Protection Program Liquidity Facility (“Facility”). Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility will be valued at the principal amount of the PPP loan. No loans have been pledged as of June 30, 2020.
At June 30, 2020, the Company had available federal funds lines of credit totaling $20.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at June 30, 2020, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At June 30, 2020, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of well-capitalized.
The following table presents the Company and the Bank’s capital ratios and the minimum requirements at June 30, 2020:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.67%	10.50%	N/A
Midland States Bank	12.05	10.50	10.00%
Common equity Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.44	7.00	N/A
Midland States Bank	11.28	7.00	6.50
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.71	8.50	N/A
Midland States Bank	11.28	8.50	8.00
Tier 1 leverage ratio
Midland States Bancorp, Inc.	7.75	4.00	N/A
Midland States Bank	9.01	4.00	5.00
______________________________________________________________
(1)Total risk-based capital ratio, Common equity tier 1 risk-based capital raio and Tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.

Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations at June 30, 2020:

	Payments Due
(dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Deposits without a stated maturity	$4,230,356	$—	$—	$—	$4,230,356
Time deposits	399,733	288,391	24,576	52	712,752
Securities sold under repurchase agreements	77,136	—	—	—	77,136
FHLB advances and other borrowings	112,406	261,278	140,000	180,181	693,865
Operating lease obligations	2,553	5,398	2,632	4,706	15,289
Subordinated debt	—	—	31,620	137,990	169,610
Trust preferred debentures	—	—	—	48,551	48,551
Total contractual obligations	$4,822,184	$555,067	$198,828	$371,480	$5,947,559

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
Our board of directors established broad policy limits with respect to interest rate risk. Our Risk Policy & Compliance Committee ("RPCC") establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our RPCC meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.
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
Income Simulation and Economic Value Analysis. Interest rate risk measurement is calculated and reported to the RPCC at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
June 30, 2020:
Dollar change	$(4,454)	$6,918	$12,819
Percent change	(2.3)%	3.5%	6.6%
December 31, 2019:
Dollar change	$(10,540)	$2,404	$1,750
Percent change	(5.4)%	1.2%	0.9%

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for the +100 and +200 basis point scenarios at June 30, 2020.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at June 30, 2020, projects that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2019.
The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
June 30, 2020:
Dollar change	$(64,809)	$97,278	$170,134
Percent change	(12.9)%	19.3%	33.8%
December 31, 2019:
Dollar change	$(91,101)	$49,546	$73,267
Percent change	(16.3)%	8.9%	13.1%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
We were within board policy limits for the +100 and +200 basis point scenarios at June 30, 2020.
In September 2018, the Federal Reserve increased the range for the federal funds target rate, which led to an increase in the magnitude of the declining rate scenario to −100 basis points from the prior −50 basis point floor. Tolerance levels for risk management require the development of continuing remediation plans to reduce residual risk within tolerance if simulation modeling demonstrates that a parallel 100 basis point increase or 100 basis point decrease in interest rates over the twelve months would adversely affect net interest income over the same period by more than the tolerance level. The Company, at June 30, 2020, exceeded the established tolerance level for the −100 basis point sensitivity.
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
The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, or an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.
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
COVID-19 may impact businesses’ and consumers’ desire and willingness to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the hospitality, restaurant, ground transportation, and long-term health care industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate, consumer, and equipment leasing (primarily in the transportation industry) loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2020	197,000	$16.08	197,000	$22,250,338
May 1 - 31, 2020	172,581	14.70	170,240	19,749,306
June 1 - 30, 2020	103,452	14.44	103,038	18,261,784
Total	473,033	$15.22	470,278	$18,261,784
__________________________________
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. This program will be in effect until December 31, 2020. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2020, $31.7 million, or 1,689,619 shares of the Company’s common stock, had been repurchased under the program.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2020 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: August 6, 2020	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)