Form 10-Q
period 2020-09-30
Midland States Bancorp, Inc.
filed 2020-11-05
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the Registrant had 22,471,653 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$459,473	$392,694
Federal funds sold	1,723	1,811
Cash and cash equivalents	461,196	394,505
Investment securities available for sale, at fair value (allowance for credit losses of $308 at September 30, 2020)	609,831	649,433
Equity securities, at fair value	9,143	5,621
Loans	4,941,466	4,401,410
Allowance for credit losses on loans	(52,771)	(28,028)
Total loans, net	4,888,695	4,373,382
Loans held for sale	62,500	16,431
Premises and equipment, net	74,967	91,055
Operating lease right-of-use asset	9,459	14,224
Other real estate owned	15,961	6,745
Nonmarketable equity securities	50,765	44,505
Accrued interest receivable	25,061	16,346
Loan servicing rights, at lower of cost or fair value	42,465	53,824
Mortgage servicing rights held for sale	1,308	1,972
Goodwill	161,904	171,758
Other intangible assets, net	29,938	34,886
Cash surrender value of life insurance policies	145,112	142,423
Accrued income taxes receivable	—	6,362
Other assets	111,740	63,545
Total assets	$6,700,045	$6,087,017
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,355,188	$1,019,472
Interest-bearing	3,673,548	3,524,782
Total deposits	5,028,736	4,544,254
Short-term borrowings	58,625	82,029
FHLB advances and other borrowings	693,640	493,311
Subordinated debt	169,702	176,653
Trust preferred debentures	48,682	48,288
Accrued interest payable	4,051	6,400
Accrued income taxes payable	606	—
Deferred tax liabilities, net	6,834	11,278
Operating lease liabilities	12,428	15,369
Other liabilities	54,861	47,524
Total liabilities	6,078,165	5,425,106

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,602,844 and 24,420,345 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	226	244
Capital surplus	458,209	488,305
Retained earnings	154,026	165,920
Accumulated other comprehensive income	9,419	7,442
Total shareholders’ equity	621,880	661,911
Total liabilities and shareholders’ equity	$6,700,045	$6,087,017
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans:
Taxable	$54,151	$57,162	$160,863	$162,065
Tax exempt	770	877	2,391	2,769
Loans held for sale	329	241	1,524	991
Investment securities:
Taxable	3,424	3,725	11,390	11,014
Tax exempt	850	1,011	2,699	3,138
Nonmarketable equity securities	672	592	1,957	1,810
Federal funds sold and cash investments	118	1,398	1,352	3,287
Total interest income	60,314	65,006	182,176	185,074
Interest expense:
Deposits	4,212	9,320	18,133	25,120
Short-term borrowings	28	212	157	659
FHLB advances and other borrowings	3,220	3,524	9,092	10,912
Subordinated debt	2,365	1,671	7,355	4,699
Trust preferred debentures	509	829	1,819	2,556
Total interest expense	10,334	15,556	36,556	43,946
Net interest income	49,980	49,450	145,620	141,128
Provision for credit losses on loans	10,970	4,361	33,149	11,680
Net interest income after provision for credit losses on loans	39,010	45,089	112,471	129,448
Noninterest income:
Wealth management revenue	5,559	5,998	16,934	16,455
Commercial FHA revenue	926	3,954	5,607	11,607
Residential mortgage banking revenue	3,049	720	7,527	2,165
Service charges on deposit accounts	2,092	3,008	6,454	8,167
Interchange revenue	3,283	3,249	9,129	8,939
Gain on sales of investment securities, net	1,721	25	1,721	39
(Loss) gain on sales of other real estate owned	(12)	44	(6)	98
Impairment on commercial mortgage servicing rights	(1,418)	(1,060)	(9,993)	(526)
Bank owned life insurance	897	916	2,689	2,727
Other income	2,822	2,752	6,851	6,597
Total noninterest income	18,919	19,606	46,913	56,268
Noninterest expense:
Salaries and employee benefits	21,118	25,083	62,921	68,256
Occupancy and equipment	4,866	4,793	14,021	14,157
Data processing	5,396	5,271	16,030	14,817
FDIC insurance	1,098	(37)	1,652	765
Professional	1,861	2,348	5,322	6,831
Marketing	738	815	2,513	3,167
Communications	916	937	3,152	2,585
Loan expense	621	660	1,868	1,636
Other real estate owned	267	131	1,779	325
Amortization of intangible assets	1,557	1,803	4,948	5,286
Loss (gain) on mortgage servicing rights held for sale	188	(70)	1,075	(585)
Impairment related to branch optimization	12,651	3,229	12,857	3,229
Other expense	3,382	3,062	9,978	8,847
Total noninterest expense	54,659	48,025	138,116	129,316
Income before income taxes	3,270	16,670	21,268	56,400
Income taxes	3,184	4,015	7,064	13,408
Net income	86	12,655	14,204	42,992
Preferred stock dividends and premium amortization	—	(22)	—	46
Net income available to common shareholders	$86	$12,677	$14,204	$42,946
Per common share data:
Basic earnings per common share	$0.00	$0.51	$0.59	$1.76
Diluted earnings per common share	$0.00	$0.51	$0.59	$1.75
Weighted average common shares outstanding	22,937,837	24,488,422	23,567,000	24,190,574
Weighted average diluted common shares outstanding	22,937,837	24,684,529	23,578,518	24,400,063
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$86	$12,655	$14,204	$42,992
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(134)	1,368	5,260	14,174
Provision for credit loss expense	181	—	308	—
Reclassification adjustment for realized net gains on sales of investment securities, included in net income	(1,721)	(25)	(1,721)	(39)
Income tax effect	460	(357)	(1,058)	(3,875)
Change in investment securities available for sale, net of tax	(1,214)	986	2,789	10,260
Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	(137)	—	(1,120)	—
Income tax benefit	38	—	308	—
Change in cash flow hedges, net of tax	(99)	—	(812)	—
Other comprehensive (loss) income, net of tax	(1,313)	986	1,977	10,260
Total comprehensive (loss) income	$(1,227)	$13,641	$16,181	$53,252
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
For the three months ended September 30, 2020
Balances, June 30, 2020	$—	$229	$462,577	$160,051	$10,732	$633,589
Net income	—	—	—	86	—	86
Other comprehensive loss	—	—	—	—	(1,313)	(1,313)
Common dividends declared ($0.2675 per share)	—	—	—	(6,111)	—	(6,111)
Common stock repurchased	—	(4)	(5,007)	—	—	(5,011)
Share-based compensation expense	—	—	406	—	—	406
Issuance of common stock under employee benefit plans	—	1	233	—	—	234
Balances, September 30, 2020	$—	$226	$458,209	$154,026	$9,419	$621,880

For the nine months ended September 30, 2020
Balances, December 31, 2019	$—	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 2)	—	—	—	(7,172)	—	(7,172)
Balances, January 1, 2020	—	244	488,305	158,748	7,442	654,739
Net income	—	—	—	14,204	—	14,204
Other comprehensive income	—	—	—	—	1,977	1,977
Common dividends declared ($0.8025 per share)	—	—	—	(18,926)	—	(18,926)
Common stock repurchased	—	(19)	(32,711)	—	—	(32,730)
Share-based compensation expense	—	—	1,624	—	—	1,624
Issuance of common stock under employee benefit plans	—	1	991	—	—	992
Balances, September 30, 2020	$—	$226	$458,209	$154,026	$9,419	$621,880

For the three months ended September 30, 2019
Balances, June 30, 2019	$2,684	$239	$477,412	$152,387	$7,166	$639,888
Net income	—	—	—	12,655	—	12,655
Other comprehensive income	—	—	—	—	986	986
Acquisition of HomeStar Financial Group, Inc.	—	4	10,335	—	—	10,339
Common dividends declared ($0.2425 per share)	—	—	—	(5,962)	—	(5,962)
Common stock repurchased	—	(1)	(1,831)	—	—	(1,832)
Preferred dividends declared	—	—	—	(26)	—	(26)
Preferred stock, premium amortization	(48)	—	—	48	—	—
Redemption of Series H preferred stock	(2,636)	—	—	—	—	(2,636)
Share-based compensation expense	—	—	452	—	—	452
Issuance of common stock under employee benefit plans	—	1	1,657	—	—	1,658
Balances, September 30, 2019	$—	$243	$488,025	$159,102	$8,152	$655,522

For the nine months ended September 30, 2019
Balances, December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	42,992	—	42,992
Other comprehensive income	—	—	—	—	10,260	10,260
Acquisition of HomeStar Financial Group, Inc.	—	4	10,335	—	—	10,339
Common dividends declared ($0.7275 per share)	—	—	—	(17,625)	—	(17,625)
Common stock repurchased	—	(1)	(1,831)	—	—	(1,832)
Preferred dividends declared	—	—	—	(191)	—	(191)
Preferred stock, premium amortization	(145)	—	—	145	—	—
Redemption of Series H preferred stock	(2,636)	—	—	—	—	(2,636)
Share-based compensation expense	—	—	1,791	—	—	1,791
Issuance of common stock under employee benefit plans	—	2	3,897	—	—	3,899
Balances, September 30, 2019	$—	$243	$488,025	$159,102	$8,152	$655,522
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$14,204	$42,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,303	11,680
Depreciation on premises and equipment	5,499	4,947
Amortization of intangible assets	4,948	5,286
Amortization of operating lease right-of-use asset	2,179	2,153
Amortization of loan servicing rights	2,544	2,079
Share-based compensation expense	1,624	1,791
Increase in cash surrender value of life insurance	(2,689)	(2,727)
Investment securities amortization, net	2,445	2,842
Provision for deferred income taxes	(3,518)	—
Gain on sales of investment securities, net	(1,721)	(39)
Loss (gain) on sales of other real estate owned	6	(98)
Impairment on other real estate owned	1,282	16
Origination of loans held for sale	(500,684)	(400,974)
Proceeds from sales of loans held for sale	855,015	766,639
Gain on loans sold and held for sale	(12,128)	(11,580)
Impairment of commercial mortgage servicing rights	9,993	526
Loss (gain) on mortgage servicing rights held for sale	1,075	(585)
Impairment related to branch optimization	12,857	3,229
Net change in operating assets and liabilities:
Accrued interest receivable	(8,715)	560
Other assets	(14,292)	(4,554)
Accrued expenses and other liabilities	1,633	21,921
Net cash provided by operating activities	405,860	446,104
Cash flows from investing activities:
Purchases of investment securities available for sale	(134,799)	(115,847)
Proceeds from sales of investment securities available for sale	—	29,490
Maturities of and payments on investment securities available for sale	154,107	152,252
Purchases of equity securities	(3,280)	(71)
Proceeds from sales of equity securities	—	105
Net increase in loans	(959,915)	(423,747)
Proceeds from sale of commercial FHA origination platform	7,500	—
Proceeds from sales of premises and equipment	7	458
Purchases of premises and equipment	(1,989)	(4,084)
Purchases of nonmarketable equity securities	(6,260)	(13,197)
Proceeds from sales of nonmarketable equity securities	—	10,702
Proceeds from sales of mortgage servicing rights held for sale	—	3,288
Proceeds from sales of other real estate owned	1,900	1,393
Net cash acquired in acquisition	—	69,879
Net cash used in investing activities	(942,729)	(289,379)
Cash flows from financing activities:
Net increase in deposits	484,482	49,261
Net decrease in short-term borrowings	(23,404)	(1,941)
Proceeds from FHLB borrowings	304,000	360,000
Payments made on FHLB borrowings and other borrowings	(103,604)	(448,448)
Proceeds from issuance of subordinated debt, net of issuance costs	—	98,434
Payments made on subordinated debt	(7,250)	—
Cash dividends paid on preferred stock	—	(191)
Redemption of Series H preferred stock	—	(2,636)
Cash dividends paid on common stock	(18,926)	(17,625)
Common stock repurchased	(32,730)	(1,832)
Proceeds from issuance of common stock under employee benefit plans	992	3,899
Net cash provided by financing activities	603,560	38,921
Net increase in cash and cash equivalents	66,691	195,646
Cash and cash equivalents:
Beginning of period	394,505	213,700
End of period	$461,196	$409,346
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$38,905	$41,984
Income tax paid, net of refunds	2,562	612
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	390,628	410,590
Transfer of loans to other real estate owned	12,359	1,793
Transfer of premises and equipment, net to assets held for sale	11,344	952
Pending settlements on securities sold (purchased), net	23,151	(5,241)

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
In addition, multifamily and healthcare facility Federal Housing Administration (“FHA”) loan servicing is provided through Love Funding Corporation (“Love Funding”), our non-bank subsidiary. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank will continue to service Love Funding’s current servicing portfolio of approximately $3.73 billion, which includes approximately $340.1 million in low-cost deposits.
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our income sources also include Love Funding’s commercial FHA loan servicing income. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for credit losses on loans and income tax expense.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2019 Annual Report on Form 10-K. Since December 31, 2019, the Company has adopted ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. See “Accounting Guidance Adopted in 2020” for additional information. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for community banks related to troubled debt restructurings. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented herein, have been included. Certain reclassifications of 2019 amounts have been made to conform to the 2020 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.
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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred loan fees and costs. Accrued interest receivable totaled $20.7 million at September 30, 2020 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
Interest income on mortgage and commercial loans is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off or at an earlier date if collection of principal or interest is considered doubtful.
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
Troubled Debt Restructurings (“TDR”)
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The ACL on loans considered to be a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.
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
In the second quarter of 2020, the Company performed a Step 1 impairment analysis of its goodwill, as an unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations, including our stock price. These events indicated that goodwill may be impaired. As a result of the analysis, we concluded that the Company's estimated fair value was greater than its book value and impairment of goodwill was not required. The Company performed a Step 0 qualitative analysis as of August 31, accelerating its annual measurement date from the previous date of September 30. The Company concluded that its estimated fair value was greater than its book value and impairment of goodwill was not required. No events or circumstances since the August 31, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
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
NOTE 3 – DISPOSITIONS AND ACQUISITIONS
Commercial FHA Origination Platform
On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank will continue to service Love Funding’s current servicing portfolio of approximately $3.73 billion, which includes approximately $340.1 million in low-cost deposits.
HomeStar Financial Group, Inc.
On July 17, 2019, the Company completed its acquisition of HomeStar Financial Group, Inc. ("HomeStar"), and its wholly owned subsidiary, HomeStar Bank and Financial Services ("HomeStar Bank"), which operated five full-service banking centers in northern Illinois. In aggregate, the Company acquired HomeStar for consideration valued at approximately $11.4 million, which consisted of approximately $1.0 million in cash and the issuance of 404,968 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $7.4 million of transaction and integration costs associated with the acquisition were expensed as incurred. As of July 17, 2020, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of HomeStar, resulting in no material change to acquisition accounting adjustments.
NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$32,276	$461	$20	$—	$32,717
Mortgage-backed securities - agency	282,389	6,796	6	—	289,179
Mortgage-backed securities - non-agency	23,712	260	—	—	23,972
State and municipal securities	120,998	7,009	3	2	128,002
Corporate securities	136,652	1,375	1,760	306	135,961
Total available for sale securities	$596,027	$15,901	$1,789	$308	$609,831

	December 31, 2019
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$59,600	$442	$22	N/A	$60,020
Mortgage-backed securities - agency	321,840	3,368	234	N/A	324,974
Mortgage-backed securities - non-agency	17,198	3	53	N/A	17,148
State and municipal securities	119,371	5,195	11	N/A	124,555
Corporate securities	121,159	2,131	554	N/A	122,736
Total available for sale securities	$639,168	$11,139	$874	N/A	$649,433

The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at September 30, 2020. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$28,407	$28,730
After one year through five years	63,844	66,583
After five years through ten years	171,593	173,883
After ten years	26,082	27,484
Mortgage-backed securities	306,101	313,151
Total available for sale securities	$596,027	$609,831

Proceeds and gross realized gains and losses on sales on investment securities available for sale for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Investment securities available for sale
Proceeds from sales(1)	$28,256	$1,025	$28,256	$29,490
Gross realized gains on sales	1,721	25	1,721	151
Gross realized losses on sales	—	—	—	(190)
_____________________________________________________
(1)Proceeds from sales of investment securities available for sale as of September 30, 2020 were pending settlement.

The table below presents a rollforward by major security type for the three and nine months ended September 30, 2020 of the ACL on investment securities available for sale held at period end:

(dollars in thousands)	State and municipal securities	Corporate securities
Change in allowance for credit losses on investment securities for the three months ended September 30, 2020:
Balance, beginning of period	$1	$126
Additions	1	243
Reductions	—	(63)
Balance, end of period	$2	$306
Change in allowance for credit losses on investment securities for the nine months ended September 30, 2020:
Balance, beginning of period	$—	$—
Impact of adopting ASC 326	—	—
Additions	20	389
Reductions	(18)	(83)
Balance, end of period	$2	$306
Unrealized losses and fair values for investment securities available for sale as of September 30, 2020, for which an ACL has not been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2020
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,980	$20	$—	$—	$9,980	$20
Mortgage-backed securities - agency	2,502	6	—	—	2,502	6
Corporate securities	27,916	868	—	—	27,916	868
Total available for sale securities	$40,398	$894	$—	$—	$40,398	$894

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$7,200	$22	$—	$—	$7,200	$22
Mortgage-backed securities - agency	75,336	170	7,170	64	82,506	234
Mortgage-backed securities - non-agency	11,059	53	—	—	11,059	53
State and municipal securities	1,813	11	—	—	1,813	11
Corporate securities	20,269	481	3,915	73	24,184	554
Total available for sale securities	$115,677	$737	$11,085	$137	$126,762	$874

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and other market conditions, and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
At September 30, 2020, 16 investment securities available for sale had unrealized losses with aggregate depreciation of 2.17% from their amortized cost basis. The unrealized losses related principally to the fluctuations in the current rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
Equity Securities
Equity securities are recorded at fair value and totaled $9.1 million and $5.6 million at September 30, 2020 and December 31, 2019, respectively.
Proceeds and gross realized gains on sales of equity securities as well as net unrealized gains on equity securities for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Equity securities
Proceeds from sales	$—	$—	$—	$105
Gross realized gains on sales	—	—	—	78
Net unrealized gains	135	54	317	92
Net unrealized gains on equity securities were recorded as other income in the consolidated statements of income.
NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial:
Commercial	$729,745	$628,056
Commercial other	813,412	427,129
Commercial real estate:
Commercial real estate non-owner occupied	824,311	825,874
Commercial real estate owner occupied	442,692	464,601
Multi-family	149,290	146,795
Farmland	80,465	89,234
Construction and land development	177,894	208,733
Total commercial loans	3,217,809	2,790,422
Residential real estate:
Residential first lien	380,402	456,107
Other residential	90,427	112,184
Consumer:
Consumer	82,912	100,732
Consumer other	774,382	609,384
Lease financing	395,534	332,581
Total loans, gross	$4,941,466	$4,401,410

Total loans include net deferred loan fees of $3.9 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively, and unearned income of $45.1 million and $39.6 million within the lease financing portfolio at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020, the Company had commercial real estate, residential real estate and consumer loans held for sale totaling $62.5 million compared to $16.4 million at December 31, 2019. During the three and nine months ended September 30, 2020, the Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $384.7 million and $855.0 million, respectively. During the three and nine months ended September 30, 2019, the Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $218.8 million and $761.7 million, respectively.

The aggregate loans outstanding to the Company’s directors, executive officers, principal shareholders and their affiliates totaled $20.6 million and $23.0 million at September 30, 2020 and December 31, 2019, respectively. The new loans, other additions, repayments and other reductions for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Beginning balance	$23,806	$24,473	$22,989	$26,536
New loans and other additions	17	143	2,559	3,205
Repayments and other reductions	(3,249)	(1,259)	(4,974)	(6,384)
Ending balance	$20,574	$23,357	$20,574	$23,357
The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the three and nine months ended September 30, 2020 and 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended September 30, 2020:
Balance, beginning of period	$12,213	$20,296	$1,512	$4,830	$2,087	$6,155	$47,093
Provision for credit losses on loans	6,513	4,518	534	(184)	422	(833)	10,970
Charge-offs	(913)	(3,462)	(250)	(101)	(307)	(628)	(5,661)
Recoveries	47	37	6	34	125	120	369
Balance, end of period	$17,860	$21,389	$1,802	$4,579	$2,327	$4,814	$52,771

Changes in allowance for credit losses on loans for the nine months ended September 30, 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Provision for credit losses on loans	9,132	18,661	233	226	994	3,903	33,149
Initial PCD Allowance	1,045	1,311	809	1,015	57	—	4,237
Charge-offs	(4,763)	(13,081)	(324)	(496)	(1,271)	(2,414)	(22,349)
Recoveries	88	122	70	124	499	257	1,160
Balance, end of period	$17,860	$21,389	$1,802	$4,579	$2,327	$4,814	$52,771

Changes in allowance for credit losses on loans for the three months ended September 30, 2019:
Balance, beginning of period	$10,115	$8,639	$316	$2,424	$2,219	$2,212	$25,925
Provision for credit losses on loans	1,619	2,211	(13)	(101)	402	243	4,361
Charge-offs	(2,971)	(2,611)	—	(79)	(519)	(394)	(6,574)
Recoveries	16	854	3	39	165	128	1,205
Balance, end of period	$8,779	$9,093	$306	$2,283	$2,267	$2,189	$24,917

Changes in allowance for credit losses on loans for the nine months ended September 30, 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for credit losses on loans	2,295	6,418	(35)	587	1,057	1,358	11,680
Charge-offs	(3,085)	(2,938)	(44)	(455)	(1,540)	(1,544)	(9,606)
Recoveries	45	890	13	110	596	286	1,940
Balance, end of period	$8,779	$9,093	$306	$2,283	$2,267	$2,189	$24,917

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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status and loans past due 90 days or more and still accruing interest. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Nonaccrual	Nonaccrual with no allowance for credit loss	Nonaccrual	Nonaccrual with no allowance for credit loss
Commercial:
Commercial	$2,844	$380	$1,492	$119
Commercial other	1,558	—	4,351	1,519
Commercial real estate:
Commercial real estate non-owner occupied	12,852	7,277	10,915	4,572
Commercial real estate owner occupied	14,044	9,563	4,396	2,648
Multi-family	10,331	2,325	6,231	1,430
Farmland	—	—	200	150
Construction and land development	7,214	5,035	1,304	1,245
Total commercial loans	48,843	24,580	28,889	11,683
Residential real estate:
Residential first lien	8,720	845	6,140	2,416
Other residential	2,339	—	1,656	912
Consumer:
Consumer	392	—	341	7
Lease financing	2,691	—	1,375	116
Total loans	$62,985	$25,425	$38,401	$15,134

During the first quarter of 2020, as part of the adoption of CECL, $9.8 million of PCD loans were reclassified to nonaccrual loans.

There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2020 and 2019 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $636,000 and $2.6 million for the three and nine months ended September 30, 2020, respectively. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $532,000 and $1.9 million for the three and nine months ended September 30, 2019, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $17,000 and $46,000 for the three and nine months ended September 30, 2020, respectively, and $26,000 and $89,000 for the comparable periods in 2019, respectively.
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
The table below presents the value of collateral dependent loans by loan class as of September 30, 2020:

(dollars in thousands)	September 30, 2020
Commercial real estate:
Commercial real estate non-owner occupied	$8,389
Commercial real estate owner occupied	824
Multi-family	10,196
Construction and land development	5,032
Total collateral dependent loans	$24,441

The aging status of the recorded investment in loans by portfolio as of September 30, 2020 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$469	$232	$—	$701	$2,844	$726,200	$729,745
Commercial Other	4,046	2,409	906	7,361	1,558	804,493	813,412
Commercial real estate:
Commercial real estate non-owner occupied	2,990	306	—	3,296	12,852	808,163	824,311
Commercial real estate owner occupied	2,157	—	—	2,157	14,044	426,491	442,692
Multi-family	62	—	—	62	10,331	138,897	149,290
Farmland	90	—	—	90	—	80,375	80,465
Construction and land development	205	131	—	336	7,214	170,344	177,894
Total commercial loans	10,019	3,078	906	14,003	48,843	3,154,963	3,217,809
Residential real estate:
Residential first lien	—	572	402	974	8,720	370,708	380,402
Other residential	612	33	—	645	2,339	87,443	90,427
Consumer:
Consumer	248	19	—	267	392	82,253	82,912
Consumer Other	5,272	3,283	—	8,555	—	765,827	774,382
Lease financing	3,777	1,275	497	5,549	2,691	387,294	395,534
Total loans	$19,928	$8,260	$1,805	$29,993	$62,985	$4,848,488	$4,941,466

The aging status of the recorded investment in loans by portfolio (excluding PCI) as of December 31, 2019 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial	$5,910	$3,086	$—	$8,996	$5,843	$1,037,268	$1,052,107
Commercial real estate	2,895	399	—	3,294	21,742	1,481,361	1,506,397
Construction and land development	1,539	72	—	1,611	1,304	200,141	203,056
Residential real estate	588	1,561	145	2,294	7,796	545,564	555,654
Consumer	6,701	4,154	—	10,855	341	697,708	708,904
Lease financing	1,783	1,188	218	3,189	1,375	328,017	332,581
Total loans (excluding PCI)	$19,416	$10,460	$363	$30,239	$38,401	$4,290,059	$4,358,699

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
The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019 (3)
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$447	$610	$1,057	$435	$369	$804
Commercial real estate	874	4,879	5,753	1,720	9,834	11,554
Construction and land development	40	977	1,017	45	167	212
Residential real estate	1,264	3,565	4,829	1,083	1,993	3,076
Consumer	28	—	28	35	—	35
Lease financing	—	42	42	—	55	55
Total loans	$2,653	$10,073	$12,726	$3,318	$12,418	$15,736
________________________________________________________
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.
(3)TDRs as of December 31, 2019 exclude PCI loans.

The ACL on TDRs totaled $1.2 million and $2.0 million at September 30, 2020 and December 31, 2019, respectively. The Company had no unfunded commitments in connection with TDRs at September 30, 2020 nor December 31, 2019.
The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2020 and 2019. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three or nine months ended September 30, 2020 or the three or nine months ended September 30, 2019:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended September 30, 2020
Troubled debt restructurings:
Number of loans	—	2	1	9	2	—	14
Pre-modification outstanding balance	$—	$164	$526	$1,037	$9	$—	$1,736
Post-modification outstanding balance	—	129	494	1,025	9	—	1,657
For the nine months ended September 30, 2020
Troubled debt restructurings:
Number of loans	2	4	3	20	2	—	31
Pre-modification outstanding balance	$432	$797	$1,010	$2,055	$9	$—	$4,303
Post-modification outstanding balance	429	735	966	1,928	9	—	4,067
For the three months ended September 30, 2019
Troubled debt restructurings:
Number of loans	—	—	1	7	—	—	8
Pre-modification outstanding balance	$—	$—	$159	$361	$—	$—	$520
Post-modification outstanding balance	—	—	155	347	—	—	502
For the nine months ended For the nine months ended September 30, 2019
Troubled debt restructurings:
Number of loans	1	3	2	16	2	—	24
Pre-modification outstanding balance	$249	$1,924	$221	$691	$15	$—	$3,100
Post-modification outstanding balance	249	1,837	170	664	8	—	2,928

The outstanding balance of modifications made as a result of COVID-19, that were not considered TDRs, totaled $279.3 million at September 30, 2020.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of September 30, 2020 and December 31, 2019:

			September 30, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$85,245	$104,496	$36,765	$42,402	$28,848	$55,073	$329,667	$682,496
		Special mention	326	3,208	5,610	165	647	4,155	14,395	28,506
		Substandard	—	297	1,361	19	291	4,653	9,211	15,832
		Substandard – nonaccrual	—	7	140	990	183	423	1,101	2,844
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	67	—	—	—	—	—	67
		Subtotal	85,571	108,075	43,876	43,576	29,969	64,304	354,374	729,745

	Commercial other	Acceptable credit quality	458,131	182,184	63,581	865	505	831	93,739	799,836
		Special mention	152	302	560	37	68	—	2,651	3,770
		Substandard	230	124	660	4	34	—	6,860	7,912
		Substandard – nonaccrual	270	1,088	191	—	3	—	6	1,558
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	240	96	—	—	—	—	—	336
		Subtotal	459,023	183,794	64,992	906	610	831	103,256	813,412

Commercial real estate	Non-owner occupied	Acceptable credit quality	71,791	110,858	70,537	111,386	119,283	174,832	9,286	667,973
		Special mention	—	20,073	3,332	10,377	10,489	21,382	—	65,653
		Substandard	7,475	5,533	14,096	5,596	12,433	32,408	250	77,791
		Substandard – nonaccrual	—	300	234	3,241	3,448	5,629	—	12,852
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	42	—	—	—	—	—	—	42
		Subtotal	79,308	136,764	88,199	130,600	145,653	234,251	9,536	824,311

	Owner occupied	Acceptable credit quality	48,819	55,658	38,548	57,512	69,572	109,261	4,348	383,718
		Special mention	1,384	4,067	1,157	4,196	1,318	16,547	—	28,669
		Substandard	540	357	796	766	4,616	8,809	377	16,261
		Substandard – nonaccrual	388	197	170	244	—	12,645	400	14,044
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	51,131	60,279	40,671	62,718	75,506	147,262	5,125	442,692

	Multi-family	Acceptable credit quality	8,641	7,752	20,919	28,778	18,592	27,689	693	113,064
		Special mention	468	—	7,625	—	—	1,781	—	9,874
		Substandard	—	10,982	1,000	—	3,964	75	—	16,021
		Substandard – nonaccrual	—	—	—	—	7,879	2,452	—	10,331
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	9,109	18,734	29,544	28,778	30,435	31,997	693	149,290

	Farmland	Acceptable credit quality	12,520	8,362	4,112	9,628	7,321	26,866	2,542	71,351
		Special mention	204	111	181	38	1,158	1,089	—	2,781
		Substandard	2,109	313	812	409	18	2,285	387	6,333
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	14,833	8,786	5,105	10,075	8,497	30,240	2,929	80,465

Construction and land development		Acceptable credit quality	23,098	84,245	13,596	3,678	2,570	7,754	16,554	151,495
		Special mention	1,386	10,823	458	—	—	9	—	12,676
		Substandard	—	696	—	—	—	915	—	1,611
		Substandard – nonaccrual	—	244	—	2,094	154	4,722	—	7,214
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	431	4,467	—	—	—	—	—	4,898
		Subtotal	24,915	100,475	14,054	5,772	2,724	13,400	16,554	177,894

Total
		Acceptable credit quality	708,245	553,555	248,058	254,249	246,691	402,306	456,829	2,869,933
		Special mention	3,920	38,584	18,923	14,813	13,680	44,963	17,046	151,929
		Substandard	10,354	18,302	18,725	6,794	21,356	49,145	17,085	141,761
		Substandard – nonaccrual	658	1,836	735	6,569	11,667	25,871	1,507	48,843
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	713	4,630	—	—	—	—	—	5,343
Total commercial loans			$723,890	$616,907	$286,441	$282,425	$293,394	$522,285	$492,467	$3,217,809

	December 31, 2019
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Total
Acceptable credit quality	$1,005,442	$1,398,400	$194,992	$2,598,834
Special mention	17,435	18,450	2,420	38,305
Substandard	23,387	67,805	1,250	92,442
Substandard – nonaccrual	5,843	21,742	1,304	28,889
Doubtful	—	—	—	—
Not graded	—	—	3,090	3,090
Total (excluding PCI)	$1,052,107	$1,506,397	$203,056	$2,761,560

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of September 30, 2020 and December 31, 2019:

			September 30, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$24,789	$27,808	$54,228	$108,493	$91,674	$63,049	$505	$370,546
		Nonperforming	—	201	772	963	718	7,202	—	9,856
		Subtotal	24,789	28,009	55,000	109,456	92,392	70,251	505	380,402

	Other residential	Performing	699	2,715	3,642	2,341	1,510	2,043	74,608	87,558
		Nonperforming	—	14	22	165	8	176	2,484	2,869
		Subtotal	699	2,729	3,664	2,506	1,518	2,219	77,092	90,427

Consumer	Consumer	Performing	22,404	16,063	19,008	10,488	7,047	4,858	2,624	82,492
		Nonperforming	7	13	46	91	76	185	2	420
		Subtotal	22,411	16,076	19,054	10,579	7,123	5,043	2,626	82,912

	Consumer other	Performing	518,726	193,439	27,724	7,315	6,143	2,823	18,212	774,382
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	518,726	193,439	27,724	7,315	6,143	2,823	18,212	774,382

Leases financing		Performing	137,546	134,196	76,511	25,241	16,437	2,415	—	392,346
		Nonperforming	480	452	1,581	374	209	92	—	3,188
		Subtotal	138,026	134,648	78,092	25,615	16,646	2,507	—	395,534

Total
		Performing	704,164	374,221	181,113	153,878	122,811	75,188	95,949	1,707,324
		Nonperforming	487	680	2,421	1,593	1,011	7,655	2,486	16,333
Total other loans			$704,651	$374,901	$183,534	$155,471	$123,822	$82,843	$98,435	$1,723,657

	December 31, 2019
(dollars in thousands)	Residential real estate	Consumer	Lease financing	Total
Performing	$546,630	$708,528	$330,988	$1,586,146
Nonperforming	9,024	376	1,593	10,993
Total (excluding PCI)	$555,654	$708,904	$332,581	$1,597,139

NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment as of September 30, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Land	$16,158	$19,123
Buildings and improvements	66,067	77,296
Furniture and equipment	32,475	31,846
Total	114,700	128,265
Accumulated depreciation	(39,733)	(37,210)
Premises and equipment, net	$74,967	$91,055

Depreciation expense of $2.2 million and $5.5 million was recorded for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $4.9 million for the comparable periods in 2019, respectively.
In September 2020, the Company announced a series of planned branch and corporate office reductions as part of our ongoing efforts to enhance efficiencies and financial performance. As part of these reductions, we will close or consolidate 13 branches and vacate approximately 23,000 square feet of corporate office space by the end of 2020. As a result of this plan, the Company recorded $12.7 million of asset impairment on existing bank facilities and corporate offices, which was recognized in other expense in the consolidated statements of income, and reclassified $2.3 million of branch and corporate office related assets as held for sale from premises and equipment, net to other assets on the consolidated balance sheet as of September 30, 2020.

NOTE 7 – LEASES
The Company has operating leases for banking centers and operating facilities. Our leases have remaining lease terms of 1 month to 13 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised.
The Company had operating lease right-of-use assets of $9.5 million and $14.2 million as of September 30, 2020 and December 31, 2019, respectively and operating lease liabilities of $12.4 million and $15.4 million at the same dates, respectively.
Information related to operating leases for the three and nine months ended September 30, 2020 and 2019 was as follows:

(dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$883	$2,453
Operating cash flows from leases	942	2,669
Right-of-use assets obtained in exchange for lease obligations	96	1,536
Right-of-use assets derecognized due to terminations or impairment	(4,440)	(4,453)
Weighted average remaining lease term	8.3 years	8.3 years
Weighted average discount rate	2.89%	2.89%

(dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$835	$2,250
Operating cash flows from leases	887	2,370
Right-of-use assets obtained in exchange for lease obligations	6,434	18,715
Weighted average remaining lease term	8.4 years	8.4 years
Weighted average discount rate	2.98%	2.98%

The projected minimum rental payments under the terms of the leases as of September 30, 2020 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2020 remaining	$394
2021	2,346
2022	2,189
2023	1,900
2024	1,545
Thereafter	5,686
Total future minimum lease payments	14,060
Less imputed interest	(1,632)
Total operating lease liabilities	$12,428

NOTE 8 – LOAN SERVICING RIGHTS
Commercial FHA Mortgage Loan Servicing
The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of $3.73 billion and $4.08 billion at September 30, 2020 and December 31, 2019, respectively. Changes in our commercial FHA loan servicing rights for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Loan servicing rights:
Balance, beginning of period	$56,751	$56,462	$57,637	$56,252
Originated servicing	341	526	998	2,089
Amortization	(814)	(684)	(2,357)	(2,037)
Balance, end of period	$56,278	$56,304	$56,278	$56,304
Valuation allowances:
Balance, beginning of period	$13,519	$2,271	$4,944	$2,805
Impairment	1,418	1,060	9,993	1,085
Recapture	—	—	—	(559)
Balance, end of period	$14,937	$3,331	$14,937	$3,331
Loan servicing rights, net	$41,341	$52,973	$41,341	$52,973
Fair value:
At beginning of period	$43,232	$54,191	$52,693	$53,447
At end of period	$41,341	$52,973	$41,341	$52,973

The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.18% and

8.20% at September 30, 2020 and December 31, 2019, respectively, while the weighted average discount rate was 11.45% and 11.02% for the same periods, respectively.
United States Small Business Administration (“SBA”) Loan Servicing
At September 30, 2020 and December 31, 2019, the Company serviced SBA loans for others with unpaid principal balances of $48.3 million and $48.2 million, respectively. At both September 30, 2020 and December 31, 2019, SBA loan servicing rights of $1.1 million are reflected in loan servicing rights in the consolidated balance sheet.
Residential Mortgage Loan Servicing
At September 30, 2020 and December 31, 2019, the Company serviced residential mortgage loans for others with unpaid principal balances of $384.2 million and $381.6 million, respectively. At September 30, 2020 and December 31, 2019, total residential mortgage servicing rights of $1.3 million and $2.0 million, respectively, are reflected in mortgage servicing rights held for sale in the consolidated balance sheet.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at September 30, 2020 and December 31, 2019 is summarized as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Banking	$157,158	$156,120
Commercial FHA origination and servicing	—	10,892
Wealth management	4,746	4,746
Total goodwill	$161,904	$171,758

On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Company will continue to service its current servicing portfolio of approximately $3.73 billion. As a result of this sale, the $10.9 million of goodwill recorded at the Commercial FHA origination and servicing segment was derecognized.
The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$57,012	$(34,737)	$22,275	$57,012	$(30,674)	$26,338
Customer relationship intangibles	14,071	(6,408)	7,663	14,071	(5,523)	8,548
Total intangible assets	$71,083	$(41,145)	$29,938	$71,083	$(36,197)	$34,886

Amortization of intangible assets was $1.6 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $5.3 million for the comparable periods in 2019, respectively.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at September 30, 2020 and December 31, 2019:

	Notional amount		Fair value gain
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivative instruments (included in other assets):
Interest rate lock commitments	$214,403	$222,654	$2,996	$3,350
Forward commitments to sell mortgage-backed securities	153,864	221,052	—	—
Total	$368,267	$443,706	$2,996	$3,350

	Notional amount		Fair value loss
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$45,613	$—	$74	$—

During the three and nine months ended September 30, 2020 the Company recognized net losses of $1.7 million and $428,000, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
During the three and nine months ended September 30, 2019, the Company recognized net gains of $513,000 and net losses of $188,000, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
In the second quarter of 2020, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. These derivative financial instruments at September 30, 2020 consisted of $100.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain Federal Home Loan Bank (“FHLB”) advances. The interest rate swaps have an average remaining life of 5.5 years, a weighted average pay rate of 0.57% and a weighted average receive rate of 0.23%. In addition, the Company has entered into $140.0 million notional amount of future starting receive-fixed, pay-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps are effective beginning in April 2023. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes the amount as part of FHLB advances interest expense on the consolidated statements of income.
Quarterly, the effectiveness evaluation is based on the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the three-month London Inter-bank Offered Rate ("LIBOR") interest received from the counterparty. At September 30, 2020, the $1.1 million fair value of the cash flow hedges was included in other liabilities in the consolidated balance sheets. The tax effected amount of $812,000 was included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the three or nine months ended September 30, 2020, related to ineffectiveness.
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $8.6 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $899,000 and $306,000 at September 30, 2020 and December 31, 2019, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Noninterest-bearing demand	$1,355,188	$1,019,472
Interest-bearing:
Checking	1,581,216	1,342,788
Money market	826,454	787,662
Savings	580,748	522,456
Time	685,130	871,876
Total deposits	$5,028,736	$4,544,254

NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of September 30, 2020 and December 31, 2019:

	Repurchase agreements
(dollars in thousands)	September 30, 2020	December 31, 2019
Outstanding at period-end	$58,625	$82,029
Average amount outstanding	59,592	121,168
Maximum amount outstanding at any month end	77,136	138,907
Weighted average interest rate:
During period	0.35%	0.69%
End of period	0.14%	0.67%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $72.0 million and $87.4 million at September 30, 2020 and December 31, 2019, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $52.7 million and $21.6 million at September 30, 2020 and December 31, 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $66.4 million and $24.3 million at September 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings at September 30, 2020 and December 31, 2019.
At September 30, 2020, the Company had PPP loans available to be pledged to the Paycheck Protection Program Liquidity Facility (“Facility”) that would allow the Company to borrow up to $250.0 million. However, no PPP loans were pledged as of September 30, 2020. Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility are valued at the principal amount of the PPP loan.

At September 30, 2020, the Company had available federal funds lines of credit totaling $20.0 million. These lines of credit were unused at September 30, 2020.
NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Midland States Bancorp, Inc.
Series G redeemable preferred stock - 181 shares at $1,000 per share	$181	$181
Midland States Bank
FHLB advances – fixed rate, fixed term of $128.5 million and $28.1 million, at rates averaging 0.71% and 2.56% at September 30, 2020 and December 31, 2019, respectively – maturing through June 2023	128,459	28,130
FHLB advances – putable fixed rate of $565.0 million and $465.0 million, at rates averaging 2.02% and 2.34% at September 30, 2020 and December 31, 2019, respectively – maturing through February 2030 with call provisions through August 2021	565,000	465,000
Total FHLB advances and other borrowings	$693,640	$493,311

The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.90 billion and $1.94 billion at September 30, 2020 and December 31, 2019, respectively.
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Subordinated debt issued June 2015 – fixed interest rate of 6.00% through June 18, 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, $31,075 and $38,325 at September 30, 2020 and December 31, 2019, respectively - maturing June 18, 2025	$31,075	$38,273
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	545	544
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,545	39,496
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	71,721	71,549
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,816	26,791
Total subordinated debt	$169,702	$176,653

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
NOTE 15 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the three and nine months ended September 30, 2020 excluded antidilutive stock options of 595,660 and 492,443, respectively, and 91,943 for both of the comparable periods in 2019, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$86	$12,655	$14,204	$42,992
Preferred dividends declared	—	(26)	—	(191)
Preferred stock, premium amortization	—	48	—	145
Net income available to common shareholders	86	12,677	14,204	42,946
Common shareholder dividends	(6,047)	(5,914)	(18,732)	(17,481)
Unvested restricted stock award dividends	(64)	(48)	(194)	(144)
Undistributed earnings to unvested restricted stock awards	—	(52)	—	(202)
Undistributed earnings to common shareholders	$(6,025)	$6,663	$(4,722)	$25,119
Basic
Distributed earnings to common shareholders	$6,047	$5,914	$18,732	$17,481
Undistributed earnings to common shareholders	(6,025)	6,663	(4,722)	25,119
Total common shareholders earnings, basic	$22	$12,577	$14,010	$42,600
Diluted
Distributed earnings to common shareholders	$6,047	$5,914	$18,732	$17,481
Undistributed earnings to common shareholders	(6,025)	6,663	(4,722)	25,119
Total common shareholders earnings	22	12,577	14,010	42,600
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	1	—	2
Total common shareholders earnings, diluted	$22	$12,578	$14,010	$42,602
Weighted average common shares outstanding, basic	22,937,837	24,488,422	23,567,000	24,190,574
Options	—	196,107	11,518	209,489
Weighted average common shares outstanding, diluted	22,937,837	24,684,529	23,578,518	24,400,063
Basic earnings per common share	$0.00	$0.51	$0.59	$1.76
Diluted earnings per common share	0.00	0.51	0.59	1.75

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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis as of September 30, 2020 and December 31, 2019, are summarized below:

	September 30, 2020
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$32,717	$—	$32,717	$—
Mortgage-backed securities - agency	289,179	—	289,179	—
Mortgage-backed securities - non-agency	23,972	—	23,972	—
State and municipal securities	128,002	—	128,002	—
Corporate securities	135,961	—	135,001	960
Equity securities	9,143	—	9,143	—
Loans held for sale	62,500		62,500	—
Interest rate lock commitments	2,996	—	2,996	—
Interest rate swap contracts	899	—	899	—
Total	$685,369	$—	$684,409	$960
Liabilities
Forward commitments to sell mortgage-backed securities	$74	$—	$74	$—
Interest rate swap contracts	2,019	—	2,019	—
Total	$2,093	$—	$2,093	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$42,465	$—	$—	$42,465
Mortgage servicing rights held for sale	1,308	—	—	1,308
Nonperforming loans	26,596	—	26,596	—
Other real estate owned	3,287	—	3,287	—
Assets held for sale	4,585	—	4,585	—

	December 31, 2019
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$60,020	$—	$60,020	$—
Mortgage-backed securities - agency	324,974	—	324,974	—
Mortgage-backed securities - non-agency	17,148	—	17,148	—
State and municipal securities	124,555	—	124,555	—
Corporate securities	122,736	—	121,781	955
Equity securities	5,621	—	5,621	—
Loans held for sale	16,431	—	16,431	—
Interest rate lock commitments	3,350	—	3,350	—
Interest rate swap contracts	306	—	306	—
Total	$675,141	$—	$674,186	$955
Liabilities
Interest rate swap contracts	$306	$—	$306	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$53,824	$—	$—	$53,824
Mortgage servicing rights held for sale	1,972	—	—	1,972
Nonperforming loans	14,693	—	12,518	2,175
Assets held for sale	3,974	—	3,974	—

The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, beginning of period	$921	$935	$955	$1,923
Total realized in earnings (1)	—	6	8	48
Total unrealized in other comprehensive income (2)	39	(7)	5	5
Net settlements (principal and interest)	—	(6)	(8)	(1,048)
Balance, end of period	$960	$928	$960	$928
________________________________________________________________
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2020
Corporate securities	$960	Consensus pricing	Net market price	(2.5)% - 2.5% (0%)

December 31, 2019
Corporate securities	$955	Consensus pricing	Net market price	(2.0)% - 2.5% (1.5%)
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
The following table presents gains (losses) recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Loan servicing rights	$(1,418)	$(1,060)	$(9,993)	$(526)
Mortgage servicing rights held for sale	(188)	70	(1,075)	585
Nonperforming loans	(5,467)	(6,187)	(21,681)	(8,420)
Other real estate owned	(25)	—	(1,282)	(16)
Assets held for sale	(10,197)	(3,139)	(10,403)	(3,139)
Total gains (losses) on assets measured on a nonrecurring basis	$(17,295)	$(10,316)	$(44,434)	$(11,516)

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at September 30, 2020 and December 31, 2019:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2020
Loan servicing rights:
Commercial	$41,341	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.18%)
			Discount rate	10.00% - 27.00% (11.45%)

SBA	$1,124	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.60%)
			Discount rate	No range (11.70%)

MSR held for sale	$1,308	Discounted cash flow	Prepayment speed	13.44% - 26.28% (20.28%)
			Discount rate	9.00% - 11.50% (10.13%)

December 31, 2019
Loan servicing rights:
Commercial	$52,693	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.20%)
			Discount rate	10.00% - 14.00% (11.02%)

SBA	$1,131	Discounted cash flow	Prepayment speed	8.31% - 9.21% (8.60%)
			Discount rate	No range (11.70%)

MSR held for sale	$1,972	Discounted cash flow	Prepayment speed	8.64% - 26.28% (12.42%)
			Discount rate	9.50% - 12.50% (10.75%)

Other:
Nonperforming loans	$2,175	Fair value of collateral	Discount for type of property,	4.32% - 8.00% (5.22%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$8,610	$167	$8,443	$8,236	$206	$8,030
Residential loans held for sale	19,629	1,044	18,585	8,195	446	7,749
Consumer loans held for sale	34,261	—	34,261	—	—	—
Total loans held for sale	$62,500	$1,211	$61,289	$16,431	$652	$15,779
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Commercial loans held for sale	$(156)	$(169)	$(38)	$(463)
Residential loans held for sale	(114)	52	555	33
Total loans held for sale	$(270)	$(117)	$517	$(430)

The carrying values and estimated fair value of certain financial instruments not carried at fair value at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$459,473	$459,473	$459,473	$—	$—
Federal funds sold	1,723	1,723	1,723	—	—
Nonmarketable equity securities	50,765	50,765	—	50,765	—
Loans, net	4,888,695	4,954,066	—	—	4,954,066
Accrued interest receivable	25,061	25,061	—	25,061	—

Liabilities
Deposits	$5,028,736	$5,038,033	$—	$5,038,033	$—
Short-term borrowings	58,625	58,625	—	58,625	—
FHLB and other borrowings	693,640	729,192	—	729,192	—
Subordinated debt	169,702	175,392	—	175,392	—
Trust preferred debentures	48,682	49,245	—	49,245	—
Accrued interest payable	4,051	4,051	—	4,051

	December 31, 2019
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$392,694	$392,694	$392,694	$—	$—
Federal funds sold	1,811	1,811	1,811	—	—
Nonmarketable equity securities	44,505	44,505	—	44,505	—
Loans, net	4,373,382	4,385,768	—	—	4,385,768
Accrued interest receivable	16,346	16,346	—	16,346	—

Liabilities
Deposits	$4,544,254	$4,548,327	$—	$4,548,327	$—
Short-term borrowings	82,029	82,029	—	82,029	—
FHLB and other borrowings	493,311	506,832	—	506,832	—
Subordinated debt	176,653	182,189	—	182,189	—
Trust preferred debentures	48,288	53,811	—	53,811	—
Accrued interest payable	6,400	6,400	—	6,400	—

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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$966,620	$725,506
Financial guarantees – standby letters of credit	15,036	106,678

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense included in other expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. At September 30, 2020, the ACL for off-balance sheet credit exposures was $2.4 million.
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2020 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and nine months ended September 30, 2020 and 2019. The liability for unresolved repurchase demands totaled $327,000 and $289,000 at September 30, 2020 and December 31, 2019, respectively.
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

Selected business segment financial information for the three and nine months ended September 30, 2020 and 2019 were as follows:

(dollars in thousands)	Banking	Wealth Management	Commercial FHA Origination and Servicing	Other	Total
Three Months Ended September 30, 2020
Net interest income (expense)	$52,867	$—	$(25)	$(2,862)	$49,980
Provision for credit losses on loans	10,970	—	—	—	10,970
Noninterest income	13,905	5,559	(477)	(68)	18,919
Noninterest expense	49,562	3,599	1,796	(298)	54,659
Income (loss) before income taxes (benefit)	6,240	1,960	(2,298)	(2,632)	3,270
Income taxes (benefit)	205	541	2,330	108	3,184
Net income (loss)	$6,035	$1,419	$(4,628)	$(2,740)	$86
Total assets	$6,627,239	$27,165	$74,698	$(29,057)	$6,700,045
Nine Months Ended September 30, 2020
Net interest income (expense)	$154,844	$—	$(97)	$(9,127)	$145,620
Provision for credit losses on loans	33,149	—	—	—	33,149
Noninterest income	34,465	16,934	(4,296)	(190)	46,913
Noninterest expense	121,930	11,110	5,846	(770)	138,116
Income (loss) before income taxes (benefit)	34,230	5,824	(10,239)	(8,547)	21,268
Income taxes (benefit)	7,185	1,623	110	(1,854)	7,064
Net income (loss)	$27,045	$4,201	$(10,349)	$(6,693)	$14,204
Total assets	$6,627,239	$27,165	$74,698	$(29,057)	$6,700,045
Three Months Ended September 30, 2019
Net interest income (expense)	$52,445	$—	$(203)	$(2,792)	$49,450
Provision for credit losses on loans	4,361	—	—	—	4,361
Noninterest income	10,827	5,998	2,840	(59)	19,606
Noninterest expense	42,125	3,616	2,520	(236)	48,025
Income (loss) before income taxes (benefit)	16,786	2,382	117	(2,615)	16,670
Income taxes (benefit)	3,018	561	585	(149)	4,015
Net income (loss)	$13,768	$1,821	$(468)	$(2,466)	$12,655
Total assets	$6,038,409	$19,903	$79,201	$(23,609)	$6,113,904
Nine Months Ended September 30, 2019
Net interest income (expense)	$149,893	$—	$(517)	$(8,248)	$141,128
Provision for credit losses on loans	11,680	—	—	—	11,680
Noninterest income	28,792	16,455	11,194	(173)	56,268
Noninterest expense	110,852	11,089	8,335	(960)	129,316
Income (loss) before income taxes (benefit)	56,153	5,366	2,342	(7,461)	56,400
Income taxes (benefit)	12,627	1,397	1,207	(1,823)	13,408
Net income (loss)	$43,526	$3,969	$1,135	$(5,638)	$42,992
Total assets	$6,038,409	$19,903	$79,201	$(23,609)	$6,113,904

NOTE 19 – RELATED PARTY TRANSACTIONS
A member of our board of directors has ownership in a building the Company utilizes for office space located in Effingham, Illinois. During the three and nine months ended September 30, 2020, the Company paid rent on this space of $43,000 and $76,000, respectively.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,054	$4,397	$12,536	$12,096
Investment advisory fees	513	548	1,537	1,616
Investment brokerage fees	361	357	1,073	808
Other	631	696	1,788	1,935
Service charges on deposit accounts:
Nonsufficient fund fees	1,335	2,096	4,162	5,651
Other	757	912	2,292	2,516
Interchange revenues	3,283	3,249	9,129	8,939
Other income:
Merchant services revenue	396	367	1,051	1,131
Other	329	908	2,196	2,514
Noninterest income - out-of-scope of Topic 606	7,260	6,076	11,149	19,062
Total noninterest income	$18,919	$19,606	$46,913	$56,268

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2020. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.
In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including the effects of the COVID-19 pandemic and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates and other general economic, business and political conditions, including the effects of widespread disease or pandemics; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; developments and uncertainty related to the future use and availability of some reference rates, such as LIBOR, as well as other alternative reference rates; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three and nine months ended September 30, 2020 and 2019, and our financial condition as of September 30, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Illinois and Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. The Governor of Illinois issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, other than minimum basic operations. This order was effective beginning March 21, 2020, but businesses and social gatherings in Illinois have begun reopening in a phased-in approach since May 1, 2020. In Missouri, the Director of the Missouri Department of Health and Senior Services issued an order that individuals stay at home and that businesses abide by certain limitations on gathering sizes. This order was effective beginning April 6, 2020, and economic and social activity has begun reopening in a phased-in approach since May 4, 2020. These measures have had a lasting impact on the economies of and the customers located in these states. Each state's reopening plans remain subject to roll back, depending on public health developments. The Bank and its branches have remained open during these orders because banking is deemed an essential business, although it has suspended lobby access at its branches since March 17, 2020, and the lobbies remain closed.
Each state has experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Illinois (on a seasonally adjusted basis) was 4.2% in March 2020, increased to 17.2% in April 2020 and was 10.2% in September 2020 (based on preliminary estimates). The unemployment rate in Missouri (on a seasonally adjusted basis) was 3.9% in March 2020, increased to 10.2 % in April 2020 and was 4.9% in September 2020 (based on preliminary estimates), according to the U.S. Bureau of Labor Statistics.
Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching its current range of 0.0 – 0.25%.

•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA, referred to as the paycheck protection program (“PPP”). The Bank participated as a lender in the PPP. After the initial $349.0 billion in funds for the PPP was exhausted, an additional $310.0 billion in funding for PPP loans was authorized. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

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

•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility ("MSNLF"), and (2) the Main Street Expanded Loan Facility ("MSELF"). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is authorized up to $600.0 billion.

•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain, otherwise prohibited, investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The Federal Deposit Insurance Corporation ("FDIC") has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had and will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, ground transportation, long-term healthcare and retail industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our equipment leasing business and loan portfolio, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:
•To protect the health and safety of our employees and customers, we instituted the following measures:
◦On March 17, 2020, we closed our banking center lobbies but continued to serve clients by appointment or through our drive-up lanes. As of September 30, 2020, our banking center lobbies remain closed.

◦On March 23, 2020, we closed our corporate offices, effectively leveraging our investments in technology to transition to working remotely. As of September 30, 2020, these offices remain closed.
•To meet the financial needs of our customers, we have instituted the following measures:
◦The Company has granted requests for payment deferrals on loans. At September 30, 2020, loans totaling $279.3 million are currently on deferral, the majority of which are for principal and interest for a period of 90 days. Loan deferrals decreased from $898.4 million, or 18.6% of total loans at June 30, 2020 to 5.7% at September 30, 2020. We are continuing to work with our customers to address their specific needs.
◦The Bank participated, as a lender, in the PPP and began taking applications on the first day of the program. At September 30, 2020, we had $277.6 million PPP loans outstanding. The origination of PPP loans resulted in $1.2 million and $2.1 million in loan origination fees in the three and nine months ended September 30, 2020, respectively. In addition, PPP loans bear an interest rate of 1%, which negatively impacted our yield on loans for the three and nine months ended September 30, 2020. As of October 9, 2020, $71.6 million of loans have been submitted to the SBA to process loan forgiveness, of which $3.1 million were forgiven.

Adoption of CECL. Effective January 1, 2020, the Company adopted CECL. The CECL model requires a reporting entity to estimate credit losses expected over the “life” of an asset, or pool of assets. The estimate of expected credit losses will consider historical information, current information, and the reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. The ACL on loans and related provision for credit losses on loans was modeled under the provisions of CECL for the three and nine months ended September 30, 2020, as opposed to the incurred loss model for periods prior to January 1, 2020.
Sale of Commercial FHA Origination Platform. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank will continue to service Love Funding’s current servicing portfolio of approximately $3.73 billion, which includes approximately $340.1 million in low-cost deposits.
Branch Network Optimization Plan. On September 3, 2020, the Company announced a series of planned branch and corporate office reductions as part of its ongoing efforts to enhance efficiencies and financial performance. The Company will close or consolidate 13 branches, or 20% of its branch network, and vacate approximately 23,000 square feet of corporate office space by the end of 2020. The Company estimates that the branch and corporate office reductions will result in annual cost savings of approximately $5.0 million in future periods. Additionally, the Company plans to renovate and upgrade five other branches to reduce the size and better utilize those facilities to serve retail and commercial customers. These renovations and upgrades are expected to cost approximately $4.0 million. The Company estimates that these renovations and upgrades will result in annual cost savings of approximately $1.0 million beginning in 2022. As a result of this plan, we recorded $12.7 million of asset impairment on existing banking facilities and $0.8 million in other related charges. We also classified $3.0 million of branch-related assets as held for sale and reclassified this amount from premises and equipment to other assets on the consolidated balance sheet at September 30, 2020.
Issuance of Subordinated Debt. On September 20, 2019, the Company issued, through a private placement, $100.0 million aggregate principal amount of subordinated notes, which was structured into two tranches: $72.75 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029, and $27.25 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034. On January 13, 2020, the Company completed its offer to exchange all $100.0 million aggregate principal amount of subordinated notes for substantially identical subordinated notes that were registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the purchasers of the subordinated notes in the private placement transaction. The Company used a portion of the net proceeds from the offering to repay a $30.0 million senior term loan and is using the remaining net proceeds for general corporate purposes.

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
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Effective January 1, 2020, PCI loans were reclassified as PCD loans, and due to this change, accretion income will decrease in future periods. Our reported net interest margin for the three months ended September 30, 2020 and 2019 was 3.33% and 3.70%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $2.1 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, increasing the reported net interest margin by 14 basis points and 20 basis points for each respective period.
The reported net interest margin for the nine months ended September 30, 2020 and 2019 was 3.37% and 3.73%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $6.1 million and $9.0 million for the nine months ended September 30, 2020 and 2019, respectively, increasing the reported net interest margin by 13 basis points and 21 basis points for each respective period.
Results of Operations

Overview. As discussed in further detail below, the COVID-19 pandemic, the adoption of CECL and our branch network optimization plan had a significant impact on net income for the three and nine months ended September 30, 2020, resulting in the negative period over period comparisons. The following table sets forth condensed income statement information of the Company for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Income Statement Data:
Interest income	$60,314	$65,006	$182,176	$185,074
Interest expense	10,334	15,556	36,556	43,946
Net interest income	49,980	49,450	145,620	141,128
Provision for credit losses on loans	10,970	4,361	33,149	11,680
Noninterest income	18,919	19,606	46,913	56,268
Noninterest expense	54,659	48,025	138,116	129,316
Income before income taxes	3,270	16,670	21,268	56,400
Income taxes	3,184	4,015	7,064	13,408
Net income	86	12,655	14,204	42,992
Preferred stock dividends and premium amortization	—	(22)	—	46
Net income available to common shareholders	$86	$12,677	$14,204	$42,946
Basic earnings per common share	$0.00	$0.51	$0.59	$1.76
Diluted earnings per common share	0.00	0.51	0.59	1.75
During the three months ended September 30, 2020, we generated net income of $86,000, or diluted earnings per common share of $0.00, compared to net income of $12.7 million, or diluted earnings per common share of $0.51 in the three months ended September 30, 2019. Earnings for the third quarter of 2020 compared to third quarter of 2019 declined primarily due to a $6.6 million increase in provision for credit losses on loans, a $0.7 million decrease in noninterest income and a $6.6 million increase in noninterest expense. These results were partially offset by a $0.5 million increase in net interest income and a $0.8 million decrease in income tax expense.
During the nine months ended September 30, 2020, we generated net income of $14.2 million, or diluted earnings per common share of $0.59, compared to net income of $43.0 million, or diluted earnings per common share of $1.75 in the nine months ended September 30, 2019. Earnings for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 declined primarily due to a $21.5 million increase in provision for credit losses on loans, a $9.4 million decrease in noninterest income and an $8.8 million increase in noninterest expense. These results were partially offset by a $4.5 million increase in net interest income and a $6.3 million decrease in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-

equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2020 and 2019.
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
During the three months ended September 30, 2020, net interest income, on a tax-equivalent basis, increased to $50.4 million compared to $50.0 million for the three months ended September 30, 2019. The tax-equivalent net interest margin decreased to 3.33% for the third quarter of 2020 compared to 3.70% in the third quarter of 2019.
During the nine months ended September 30, 2020, net interest income, on a tax-equivalent basis, was $147.0 million with a tax-equivalent net interest margin of 3.37% compared to net interest income, on a tax-equivalent basis of $142.7 million and tax-equivalent net interest margin of 3.73% for the nine months ended September 30, 2019.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2020			2019
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
EARNING ASSETS:
Federal funds sold and cash investments	$491,728	$118	0.10%	$259,427	$1,398	2.14%
Investment securities:
Taxable investment securities	509,432	3,424	2.69	524,748	3,725	2.84
Investment securities exempt from federal income tax (1)	119,273	1,076	3.61	141,409	1,279	3.62
Total securities	628,705	4,500	2.86	666,157	5,004	3.00
Loans:
Loans (2)	4,706,180	54,151	4.58	4,247,593	57,162	5.34
Loans exempt from federal income tax (1)	97,760	974	3.96	105,042	1,111	4.20
Total loans	4,803,940	55,125	4.57	4,352,635	58,273	5.31
Loans held for sale	44,880	329	2.92	31,664	241	3.02
Nonmarketable equity securities	50,765	672	5.26	44,010	592	5.33
Total earning assets	6,020,018	$60,744	4.01%	5,353,893	$65,508	4.85%
Noninterest-earning assets	625,522			636,028
Total assets	$6,645,540			$5,989,921
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,382,535	$1,310	0.22%	$1,930,415	$3,763	0.77%
Savings deposits	584,944	36	0.02	534,205	257	0.19
Time deposits	666,172	2,720	1.62	836,362	4,484	2.13
Brokered deposits	23,182	146	2.49	128,081	816	2.53
Total interest-bearing deposits	3,656,833	4,212	0.46	3,429,063	9,320	1.09
Short-term borrowings	64,010	28	0.17	124,183	212	0.68
FHLB advances and other borrowings	693,721	3,220	1.85	591,516	3,524	2.36
Subordinated debt	169,657	2,365	5.58	106,090	1,671	6.30
Trust preferred debentures	48,618	509	4.16	48,105	829	6.83
Total interest-bearing liabilities	4,632,839	$10,334	0.89%	4,298,957	$15,556	1.44%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	1,303,963			967,192
Other noninterest-bearing liabilities	75,859			72,610
Total noninterest-bearing liabilities	1,379,822			1,039,802
Shareholders’ equity	632,879			651,162
Total liabilities and shareholders’ equity	$6,645,540			$5,989,921
Net interest income / net interest margin (3)		$50,410	3.33%		$49,952	3.70%
____________________________________________________________
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $430,000 and $502,000 for the three months ended September 30, 2020 and 2019, respectively.
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

	Nine Months Ended September 30,
	2020			2019
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
EARNING ASSETS:
Federal funds sold and cash investments	$440,102	$1,352	0.41%	$191,598	$3,287	2.29%
Investment securities:
Taxable investment securities	527,659	11,390	2.88	504,675	11,014	2.91
Investment securities exempt from federal income tax (1)	119,444	3,417	3.81	147,989	3,972	3.58
Total securities	647,103	14,807	3.05	652,664	14,986	3.06
Loans:
Loans (2)	4,528,947	160,863	4.47	4,083,432	162,065	5.31
Loans exempt from federal income tax (1)	99,839	3,026	4.05	106,803	3,505	4.39
Total loans	4,628,786	163,889	4.73	4,190,235	165,570	5.28
Loans held for sale	54,595	1,524	3.73	34,215	991	3.87
Nonmarketable equity securities	48,857	1,957	5.35	44,168	1,810	5.48
Total earning assets	5,819,443	$183,529	4.21%	5,112,880	$186,644	4.88%
Noninterest-earning assets	623,112			624,412
Total assets	$6,442,555			$5,737,292
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,303,857	$7,190	0.42%	$1,826,923	$10,445	0.76%
Savings deposits	560,434	200	0.05	478,166	702	0.20
Time deposits	730,321	10,275	1.88	746,921	10,965	1.96
Brokered deposits	24,776	468	2.52	159,451	3,008	2.52
Total interest-bearing deposits	3,619,388	18,133	0.67	3,211,461	25,120	1.05
Short-term borrowings	59,592	157	0.35	126,752	659	0.70
FHLB advances and other borrowings	639,839	9,092	1.90	623,718	10,912	2.34
Subordinated debt	169,748	7,355	5.78	98,191	4,699	6.38
Trust preferred debentures	48,488	1,819	5.01	47,980	2,556	7.12
Total interest-bearing liabilities	4,537,055	$36,556	1.08%	4,108,102	$43,946	1.43%
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	1,190,789			936,007
Other noninterest-bearing liabilities	75,553			61,680
Total noninterest-bearing liabilities	1,266,342			997,687
Shareholders’ equity	639,158			631,503
Total liabilities and shareholders’ equity	$6,442,555			$5,737,292
Net interest income / net interest margin (3)		$146,973	3.37%		$142,698	3.73%

____________________________________________________________
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.4 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$649	$(1,929)	$(1,280)	$2,517	$(4,452)	$(1,935)
Investment securities:
Taxable investment securities	(106)	(195)	(301)	499	(123)	376
Investment securities exempt from federal income tax	(199)	(4)	(203)	(791)	236	(555)
Total securities	(305)	(199)	(504)	(292)	113	(179)
Loans:
Loans	5,637	(8,648)	(3,011)	16,835	(18,037)	(1,202)
Loans exempt from federal income tax	(76)	(61)	(137)	(218)	(261)	(479)
Total loans	5,561	(8,709)	(3,148)	16,617	(18,298)	(1,681)
Loans held for sale	98	(10)	88	580	(47)	533
Nonmarketable equity securities	89	(9)	80	191	(44)	147
Total earning assets	$6,092	$(10,856)	$(4,764)	$19,613	$(22,728)	$(3,115)
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$558	$(3,011)	(2,453)	$2,113	$(5,368)	$(3,255)
Savings deposits	13	(234)	(221)	75	(577)	(502)
Time deposits	(808)	(956)	(1,764)	(233)	(457)	(690)
Brokered deposits	(663)	(7)	(670)	(2,542)	2	(2,540)
Total interest-bearing deposits	(900)	(4,208)	(5,108)	(587)	(6,400)	(6,987)
Short-term borrowings	(64)	(120)	(184)	(263)	(239)	(502)
FHLB advances and other borrowings	536	(840)	(304)	261	(2,081)	(1,820)
Subordinated debt	943	(249)	694	3,262	(606)	2,656
Trust preferred debentures	6	(326)	(320)	24	(761)	(737)
Total interest-bearing liabilities	$521	$(5,743)	$(5,222)	$2,697	$(10,087)	$(7,390)
Net interest income	$5,571	$(5,113)	$458	$16,916	$(12,641)	$4,275

Interest Income. Interest income, on a tax-equivalent basis, decreased $4.8 million to $60.7 million in the third quarter of 2020 as compared to the same quarter in 2019 primarily due to a decrease in the yields on all earning asset categories. The yield on earning assets decreased 84 basis points to 4.01% from 4.85%. The decrease in yield on earning assets was primarily due to the impact of lower market interest rates, the impact of PPP loan yields and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $2.1 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively.
Average earning assets increased to $6.02 billion in the third quarter of 2020 from $5.35 billion in the same quarter in 2019. The increases were primarily in loans and cash investments, which increased $451.3 million and $232.3 million, respectively. During the second quarter of 2020, the Company originated and funded $313.1 million of PPP loans. Interest recognized on this portfolio totaled $1.9 million and $3.4 million in the three and nine months ended September 30, 2020, respectively, resulting in a yield on PPP loans, including loan origination fees, of 2.69% and 2.86%, respectively, which amounts are lower than yields on the remainder of our loan portfolio. The increase in average loan balances was primarily the result of PPP loans and continued growth in our equipment finance loan and lease and consumer loan portfolios.
For the nine months ended September 30, 2020, interest income, on a tax-equivalent basis, decreased $3.1 million to $183.5 million as compared to the same period in 2019, primarily due to a decrease in the yields on earning assets categories. The yield on earning assets decreased 67 basis points to 4.21% from 4.88%. The decrease in yield on earning assets was primarily due to the impact of lower market interest rates, the impact of PPP loan yields and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $6.1 million and $9.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Average earning assets increased to $5.82 billion in the first nine months of 2020 from $5.11 billion in the same period in 2019. The increases were primarily in loans and cash investments, which increased $438.6 million and $248.5 million, respectively. The increase in average loan balances was primarily the result of PPP loans originated and funded in the nine months ended September, 30, 2020.
Interest Expense. Interest expense decreased $5.2 million to $10.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The cost of interest-bearing liabilities decreased to 0.89% for the third quarter of 2020 compared to 1.44% for the third quarter of 2019 primarily due to lower rates as a result of the Federal Reserve Bank's reduction in rates.

Interest expense on deposits decreased to $4.2 million for the three months ended September 30, 2020 from $9.3 million for the comparable period in 2019. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $227.8 million, or 6.6%, to $3.66 billion for the three months ended September 30, 2020 compared to the same period one year earlier. The increase in volume was primarily attributable to an increase of $349.9 million from our Insured Cash Sweep (“ICS”) product offering and from commercial customers due to PPP-related fund inflows. With the increase in these deposits, we were able to replace, in part, wholesale funds through the intentional decrease in brokered time deposits which in addition to lower market rates, resulted in a lower average rate paid on deposits.

For the nine month period ended September 30, 2020, interest expense decreased $7.4 million to $36.6 million compared to the nine months ended September 30, 2019. The cost of interest-bearing liabilities decreased to 1.08% for the first nine months of 2020 compared to 1.43% for the same period of 2019. Interest expense on deposits decreased to $18.1 million from $25.1 million for the comparable period in 2019, primarily due to a decrease in interest rates on deposits.

Interest expense on subordinated debt increased $2.7 million to $7.4 million for the nine months ended September 30, 2020 due primarily to the issuance of $100.0 million of subordinated debt in September 2019. The increase was partially offset by the redemption of $16.5 million of subordinated debt during the fourth quarter of 2019 and an additional $7.3 million in the first quarter of 2020. In turn, the reported cost of funds for subordinated debt decreased 60 basis points to 5.78% for the nine months ended September 30, 2020.

Provision for Credit Losses on Loans. The provision for credit losses on loans was $11.0 million and $4.4 million for the three months ended September 30, 2020 and 2019, respectively and $33.1 million and $11.7 million for the nine months ended September 30, 2020 and 2019, respectively. The higher provision for credit losses on loans for the three and nine month ended September 30, 2020 compared to prior year periods was driven by the implementation of CECL, which uses an economic forecast that now includes the impact of the COVID-19 pandemic. Continued loan growth in future periods, a decline in our current level of recoveries, a decline our loans' credit quality, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions or credit quality, macroeconomic factors and conditions and loan composition, which drive the allowance for credit losses on loans.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2020	2019		2020	2019
Noninterest income:
Wealth management revenue	$5,559	$5,998	$(439)	$16,934	$16,455	$479
Commercial FHA revenue	926	3,954	(3,028)	5,607	11,607	(6,000)
Residential mortgage banking revenue	3,049	720	2,329	7,527	2,165	5,362
Service charges on deposit accounts	2,092	3,008	(916)	6,454	8,167	(1,713)
Interchange revenue	3,283	3,249	34	9,129	8,939	190
Gain on sales of investment securities, net	1,721	25	1,696	1,721	39	1,682
(Loss) gain on sales of other real estate owned	(12)	44	(56)	(6)	98	(104)
Impairment on commercial mortgage servicing rights	(1,418)	(1,060)	(358)	(9,993)	(526)	(9,467)
Bank owned life insurance	897	916	(19)	2,689	2,727	(38)
Other income	2,822	2,752	70	6,851	6,597	254
Total noninterest income	$18,919	$19,606	$(687)	$46,913	$56,268	$(9,355)

Commercial FHA revenue. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank will continue to service Love Funding’s current servicing portfolio of approximately $3.73 billion, which includes approximately $340.1 million in low-cost deposits. Commercial FHA revenue for the three months ended September 30, 2020 was $0.9 million, a decrease of $3.0 million from the third quarter of 2019. The decline in revenue is primarily attributable to a decline in interest rate locks. Interest rate lock commitments were $64.1 million in the third quarter of 2020, with $42.0 million representing loan modifications which result in lower gain premiums than new originations. For the comparable period in 2019, interest rate lock commitments were $112.8 million, none of which were loan modifications.

For the nine months ended September 30, 2020, commercial FHA revenue was $5.6 million, a decrease of $6.0 million compared to the nine months ended September 30, 2019. Interest rate lock commitments were $212.1 million for the first nine months of 2020, with 47% representing loan modifications, compared to $219.5 million for the comparable period in 2019, none of which were loan modifications.

Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended September 30, 2020 totaled $3.0 million, compared to $0.7 million for the same period in 2019. The increase was primarily attributable to an increase in production as the decrease in the 10-year treasury rate stimulated a significant increase in mortgage activity. Loans originated in the third quarter of 2020 totaled $94.6 million, with 56% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $59.7 million with 40% representing refinance transactions.
For the nine months ended September 30, 2020, residential mortgage banking revenue totaled $7.5 million, compared to $2.2 million for the same period in 2019. Loans originated in the first three quarters of 2020 totaled $241.9 million compared to $140.5 million during the same period one year prior.
Service charges on deposit accounts. Service charges on deposit accounts were $2.1 million for the three months ended September 30, 2020, a decline of $0.9 million from the three months ended September 30, 2019. For the nine months ended September 30, 2020, services charges on deposits totaled $6.5 million, a decline of $1.7 million from the comparable period of 2019. The decrease in revenue was attributable, primarily, to a decline in overdraft-related fees due to decreased business activities as a result of COVID-19.
Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $1.4 million for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019 and $10.0 million for the nine months ended September 30, 2020 compared to $0.5 million for the nine months ended September 30, 2019. Loans serviced for others totaled $3.73 billion and $4.02 billion at September 30, 2020 and 2019, respectively. The impairment resulted from loan prepayments due to borrowers refinancing their loans in this low rate environment, coupled with a reduction in the assumed earnings rates related to escrow and replacement reserves.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2020	2019		2020	2019
Noninterest expense:
Salaries and employee benefits	$21,118	$25,083	$(3,965)	$62,921	$68,256	$(5,335)
Occupancy and equipment	4,866	4,793	73	14,021	14,157	(136)
Data processing	5,396	5,271	125	16,030	14,817	1,213
FDIC insurance	1,098	(37)	1,135	1,652	765	887
Professional	1,861	2,348	(487)	5,322	6,831	(1,509)
Marketing	738	815	(77)	2,513	3,167	(654)
Communications	916	937	(21)	3,152	2,585	567
Loan expense	621	660	(39)	1,868	1,636	232
Other real estate owned	267	131	136	1,779	325	1,454
Amortization of intangible assets	1,557	1,803	(246)	4,948	5,286	(338)
Loss (gain) on mortgage servicing rights held for sale	188	(70)	258	1,075	(585)	1,660
Impairment related to branch optimization	12,651	3,229	9,422	12,857	3,229	9,628
Other expense	3,382	3,062	320	9,978	8,847	1,131
Total noninterest expense	$54,659	$48,025	$6,634	$138,116	$129,316	$8,800

Salaries and employee benefits. For the three and nine months ended September 30, 2020, salaries and employee benefits expense decreased $4.0 million and $5.3 million, respectively, as compared to the same periods in 2019. The Company employed 939 employees at September 30, 2020 compared to 1,152 employees at September 30, 2019. In January 2020, the Company announced a reduction in its staffing by approximately 50 full-time employee positions, representing approximately 5% of the Company’s workforce, and recorded a $0.8 million one-time charge related to this staffing level adjustment in the first quarter of 2020. This charge was offset by a reduction in bonus expenses due to anticipated financial results not meeting established thresholds for these annual awards.

Data processing fees. The $0.1 million and $1.2 million increases in data processing fees during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, respectively, were primarily the result of our continuing investments in technology to better serve our growing customer base.

FDIC insurance. The $1.1 million and $0.9 million increases in FDIC insurance during the three and nine months ended September 30, 2020 compared to the same periods in 2019, respectively, were primarily the result of the small business tax credits received from the FDIC being fully utilized during the quarters ended September 30, 2019 through June 30, 2020, in addition to a larger assessment base due to the HomeStar acquisition.
Professional fees. The $0.5 million and $1.5 million decreases in professional fees during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, respectively, were primarily the result of legal and consulting expenses incurred during the second and third quarters of 2019 related to the acquisition of HomeStar.
Other real estate owned expense. Impairment on other real estate owned increased $1.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019 due to declines in property values compared to the prior year period.
Loss on mortgage servicing rights held for sale. The Company recognized losses of $0.2 million and $1.1 million on mortgage servicing rights held for sale for the three and nine months ended September 30, 2020, respectively. Market disruption as a result of COVID-19 resulted in a decreased demand by potential acquirers and a resulting decrease in value.
Impairment on branch optimization. In the third quarter of 2020, the Company announced it will close or consolidate 13 branches, or 20% of its branch network, and vacate approximately 23,000 square feet of corporate office space by the end of 2020. As a result of this plan, we recorded $12.7 million of asset impairment on existing banking facilities. During the third quarter of 2019, the Company recorded $3.2 million of asset impairment on six banking facilities to be closed related to our branch network consolidation plan as a result of the HomeStar acquisition.

Income Tax Expense. Income tax expense was $3.2 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate was 97.4% for the third quarter of 2020 as compared to 24.1% for the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, income tax expense was $7.1 million and $13.4 million, respectively. The effective tax rate was 33.2% for the first nine months of 2020 as compared to 23.8% for the comparable period in 2019. The significant increase in the effective tax rates resulted from Love Funding's asset sale in the third quarter of 2020, as goodwill of $10.9 million was derecognized and was not deductible for tax purposes, generating tax expense of $3.0 million.
Financial Condition
Assets. Total assets increased to $6.70 billion at September 30, 2020, as compared to $6.09 billion at December 31, 2019.
Loans. The loan portfolio is the largest category of our assets. At September 30, 2020, total loans were $4.94 billion compared to $4.40 billion at December 31, 2019. The following table shows loans by category as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial	$1,543,157	$1,055,185
Commercial real estate	1,496,758	1,526,504
Construction and land development	177,894	208,733
Total commercial loans	3,217,809	2,790,422
Residential real estate	470,829	568,291
Consumer	857,294	710,116
Lease financing	395,534	332,581
Total loans, gross	$4,941,466	$4,401,410
Allowance for credit losses on loans	(52,771)	(28,028)
Total loans, net	$4,888,695	$4,373,382

Total loans increased $540.1 million to $4.94 billion at September 30, 2020 as compared to December 31, 2019. The loan growth was primarily reflected in our commercial loan portfolio, which increased $488.0 million from $1.06 billion at December 31, 2019 to $1.54 billion at September 30, 2020. At September 30, 2020, PPP loans totaled $277.6 million, all of which are included in our commercial loan portfolio. We also continued to see loan growth from our equipment financing business, which is booked in the commercial loans and lease financing portfolios. Consumer loans increased $147.2 million as a result of our relationship with GreenSky. These increases were offset in part by several large loan payoffs and principal reductions in the commercial real estate portfolio, and payoffs and repayments in the residential real estate portfolio. We anticipate that loan growth will remain slow in the future for our commercial real estate and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2020:

	September 30, 2020
	Within One Year		One Year to Five Years		After Five Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$32,586	$375,871	$761,420	$81,483	$188,155	$103,642	$1,543,157
Commercial real estate	293,779	60,867	608,736	173,086	90,966	269,324	1,496,758
Construction and land development	18,917	27,386	32,881	72,756	253	25,701	177,894
Total commercial loans	345,282	464,124	1,403,037	327,325	279,374	398,667	3,217,809
Residential real estate	3,255	8,205	11,549	31,261	193,235	223,324	470,829
Consumer	5,170	2,461	837,651	8,754	3,241	17	857,294
Lease financing	9,374	—	291,942	—	94,218	—	395,534
Total loans	$363,081	$474,790	$2,544,179	$367,340	$570,068	$622,008	$4,941,466

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
Analysis of the Allowance for Credit Losses on Loans. The following table allocates the ACL on loans, or the allowance, by loan category:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Allowance	% (2)	Allowance (1)	% (2)
Commercial	$17,860	1.16%	$10,031	0.95%
Commercial real estate	21,389	1.43	10,272	0.67
Construction and land development	1,802	1.01	290	0.14
Total commercial loans	41,051	1.28	20,593	0.74
Residential real estate	4,579	0.97	2,499	0.44
Consumer	2,327	0.27	2,642	0.37
Lease financing	4,814	1.22	2,294	0.69
Total allowance for credit losses on loans	$52,771	1.07	$28,028	0.64
____________________________________________________________
(1)Information presented as of December 31, 2019 was modeled under the incurred loss model.
(2)Represents the percentage of the allowance to total loans in the respective category.

The allowance represents our estimate of expected credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or relevant factors. We continue to evaluate our level of reserves in light of the COVID-19 pandemic.
The following table provides an analysis of the ACL on loans, provision for credit losses on loans and net charge-offs for the three and nine months ended September 30, 2020 and 2019:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in thousands)	2020	2019(1)	2020	2019(1)
Balance, beginning of period	$47,093	$25,925	$28,028	$20,903
Charge-offs:
Commercial	913	2,971	4,763	3,085
Commercial real estate	3,462	2,611	13,081	2,938
Construction and land development	250	—	324	44
Residential real estate	101	79	496	455
Consumer	307	519	1,271	1,540
Lease financing	628	394	2,414	1,544
Total charge-offs	5,661	6,574	22,349	9,606
Recoveries:
Commercial	47	16	88	45
Commercial real estate	37	854	122	890
Construction and land development	6	3	70	13
Residential real estate	34	39	124	110
Consumer	125	165	499	596
Lease financing	120	128	257	286
Total recoveries	369	1,205	1,160	1,940
Net charge-offs	5,292	5,369	21,189	7,666
Provision for credit losses on loans	10,970	4,361	33,149	11,680
Impact of Adopting ASC 326	—	—	12,783	—
Balance, end of period	$52,771	$24,917	$52,771	$24,917
Gross loans, end of period	$4,941,466	$4,328,835	$4,941,466	$4,328,835
Average loans	$4,803,940	$4,352,634	$4,628,786	$4,190,235
Net charge-offs to average loans	0.44%	0.49%	0.61%	0.24%
Allowance to total loans	1.07%	0.58%	1.07%	0.58%
____________________________________________________________
(1)Information for the three and nine months ended September 30, 2019 was modeled under the incurred loss model.

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
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of September 30,

2020. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts. At December 31, 2019, PCI loans were not reported as nonperforming loans.

(dollars in thousands)	September 30, 2020	December 31, 2019
Nonperforming loans:
Commercial	$5,755	$6,278
Commercial real estate	38,101	23,462
Construction and land development	7,254	1,349
Residential real estate	12,725	9,024
Consumer	420	376
Lease financing	3,188	1,593
Total nonperforming loans	67,443	42,082
Other real estate owned, non-guaranteed	17,352	7,945
Nonperforming assets	$84,795	$50,027
Nonperforming loans to total loans	1.36%	0.96%
Nonperforming assets to total assets	1.27%	0.82%

We did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2020 or 2019 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $636,000 and $2.6 million for the three and nine months ended September 30, 2020, respectively and $532,000 and $1.9 million for the three and nine months ended September 30, 2019, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $17,000 and $46,000 for the three and nine months ended September 30, 2020, respectively, and $26,000 and $89,000 for the comparable periods in 2019, respectively.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial Real Estate		Construction & Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
September 30, 2020	$32,277	$23,296	$106,833	$115,676	$12,677	$1,611	$292,370
December 31, 2019	17,435	22,952	18,450	66,231	2,420	1,250	128,738
___________________________________________________________
(1)Includes only those 8-rated loans that are not included in nonperforming loans.

Commercial real estate loans with a risk rating of 7 increased to $106.8 million as of September 30, 2020, compared to $18.5 million as of December 31, 2019, primarily due to COVID-19 related loan deferral requests. As requests were evaluated, loan risk ratings were adjusted, as necessary. Loan modifications related to the hotel industry totaled $105.6 million with risk rating downgrades applied to $80.7 million of those loans.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at September 30, 2020 and December 31, 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$32,717	5.4%	$60,020	9.2%
Mortgage-backed securities - agency	289,179	47.4	324,974	50.0
Mortgage-backed securities - non-agency	23,972	3.9	17,148	2.7
State and municipal securities	128,002	21.0	124,555	19.2
Corporate securities	135,961	22.3	122,736	18.9
Total available for sale securities, at fair value	$609,831	100.0%	$649,433	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2020. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book Value	% of Total	Weighted Average Yield
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$11,651	1.9%	2.5%
Maturing in one to five years	10,771	1.8	2.5
Maturing in five to ten years	9,980	1.6	1.0
Maturing after ten years	315	0.1	2.5
Total U.S. government sponsored entities and U.S. agency securities	$32,717	5.4%	2.1%

Mortgage-backed securities - agency:
Maturing within one year	$24,728	4.0%	2.6%
Maturing in one to five years	212,641	34.9	2.4
Maturing in five to ten years	7,331	1.2	2.9
Maturing after ten years	44,479	7.3	1.9
Total mortgage-backed securities - agency	$289,179	47.4%	2.4%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	23,972	3.9	2.5
Total mortgage-backed securities - non-agency	$23,972	3.9%	2.5%

State and municipal securities (1):
Maturing within one year	$8,774	1.4%	4.4%
Maturing in one to five years	42,300	6.9	4.0
Maturing in five to ten years	49,759	8.2	3.9
Maturing after ten years	27,169	4.5	3.3
Total state and municipal securities	$128,002	21.0%	3.8%

Corporate securities:
Maturing within one year	$8,305	1.4%	3.3%
Maturing in one to five years	13,512	2.2	3.1
Maturing in five to ten years	114,144	18.7	5.0
Maturing after ten years	—	—	—
Total corporate securities	$135,961	22.3%	4.7%
Total investment securities available for sale	$609,831	100.0%	3.2%
__________________________________________________________________
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings at September 30, 2020 at fair value for our investment securities classified as available for sale.

	September 30, 2020
	Amortized	Estimated	Average Credit Rating
(dollars in thousands)	Cost	Fair Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$32,276	$32,717	$19,689	$13,028	$—	$—	$—	$—
Mortgage-backed securities - agency	282,389	289,179	2,604	286,575	—	—	—	—
Mortgage-backed securities - non-agency	23,712	23,972	23,972	—	—	—	—	—
State and municipal securities	120,998	128,002	19,831	87,846	8,315	2,654	491	8,865
Corporate securities	136,652	135,961	—	—	25,948	105,407	—	4,606
Total investment securities available for sale	$596,027	$609,831	$66,096	$387,449	$34,263	$108,061	$491	$13,471
Cash and Cash Equivalents. Cash and cash equivalents increased $66.7 million to $461.2 million as of September 30, 2020 compared to December 31, 2019. The Company chose to increase its cash holdings and improve liquidity in light of the uncertainties due to COVID-19.
Liabilities. Total liabilities increased to $6.08 billion at September 30, 2020 compared to $5.43 billion at December 31, 2019.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $484.5 million to $5.03 billion at September 30, 2020, as compared to December 31, 2019. The increase primarily resulted from organic deposit growth, primarily from commercial customers, a portion being PPP funds deposited. The growth was partially offset by the intentional reduction of $26.4 million in brokered time deposits. At September 30, 2020, total deposits were comprised of 26.9% of noninterest-bearing demand accounts, 59.4% of interest-bearing transaction accounts and 13.6% of time deposits. At September 30, 2020, brokered time deposits totaled $23.3 million, or 0.5% of total deposits, compared to $49.7 million, or 1.1% of total deposits, at December 31, 2019.
The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposits:
Noninterest-bearing demand	$1,303,963	—	$967,192	—
Interest-bearing:
Checking	1,549,668	0.17%	1,161,313	0.59%
Money market	832,867	0.31	769,102	1.05
Savings	584,944	0.02	534,205	0.19
Time, less than $250,000	577,812	1.63	728,204	2.08
Time, $250,000 and over	88,360	1.60	108,158	2.45
Time, brokered	23,182	2.49	128,081	2.53
Total interest-bearing	$3,656,833	0.46%	$3,429,063	1.08%
Total deposits	$4,960,796	0.34%	$4,396,255	0.84%

The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of September 30, 2020:

	September 30, 2020
	Maturity Within:
(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$17,203	$12,163	$35,074	$22,560	$87,000
Time, brokered	248	4,777	8,968	8,999	22,992
Total	$17,451	$16,940	$44,042	$31,559	$109,992

Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.
Shareholders’ equity decreased $40.0 million to $621.9 million at September 30, 2020 as compared to December 31, 2019. The Company generated net income of $14.2 million during the first nine months of 2020 and had an increase in accumulated other comprehensive income of $2.0 million. Offsetting these increases to shareholders’ equity were $18.9 million of dividends to common shareholders and $32.7 million in stock repurchases. In addition, the Company recorded a $7.2 million reduction to retained earnings related to the adoption of CECL effective January 1, 2020.
On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which amount was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The amended program will be in effect until December 31, 2020, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2020, $36.7 million, or 2,042,551 shares of the Company’s common stock, had been repurchased under the program.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $72.0 million and $87.4 million at September 30, 2020 and December 31, 2019, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $52.7 million and $21.6 million at September 30, 2020 and December 31, 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $66.4 million and $24.3 million at September 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings at September 30, 2020 and December 31, 2019.

The Company has the option of obtaining additional liquidity by participating in the Paycheck Protection Program Liquidity Facility (“Facility”). Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility will be valued at the principal amount of the PPP loan. No loans have been pledged as of September 30, 2020.
At September 30, 2020, the Company had available federal funds lines of credit totaling $20.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2020, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At September 30, 2020, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of well-capitalized.
The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at September 30, 2020:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.34%	10.50%	N/A
Midland States Bank	11.82	10.50	10.00%
Common equity Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.18	7.00	N/A
Midland States Bank	10.96	7.00	6.50
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.40	8.50	N/A
Midland States Bank	10.96	8.50	8.00
Tier 1 leverage ratio
Midland States Bancorp, Inc.	7.72	4.00	N/A
Midland States Bank	9.01	4.00	5.00
______________________________________________________________
(1)Total risk-based capital ratio, Common equity tier 1 risk-based capital ratio and Tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.

Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations at September 30, 2020:

	Payments Due
(dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Deposits without a stated maturity	$4,343,606	$—	$—	$—	$4,343,606
Time deposits	453,833	210,659	20,585	52	685,129
Securities sold under repurchase agreements	58,625	—	—	—	58,625
FHLB advances and other borrowings	112,395	261,064	220,000	100,181	693,640
Operating lease obligations	1,862	3,729	2,261	4,576	12,428
Subordinated debt	—	—	31,620	138,082	169,702
Trust preferred debentures	—	—	—	48,682	48,682
Total contractual obligations	$4,970,321	$475,452	$274,466	$291,573	$6,011,812

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
Interest Rate Risk
Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries, LIBOR and secured overnight financing rate ("SOFR") (basis risk).
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

The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
September 30, 2020:
Dollar change	$(4,726)	$6,935	$13,075
Percent change	(2.4)%	3.6%	6.7%
December 31, 2019:
Dollar change	$(10,540)	$2,404	$1,750
Percent change	(5.4)%	1.2%	0.9%

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for all of the scenarios above at September 30, 2020.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at September 30, 2020, projected that our earnings exhibit increased sensitivity to changes in interest rates compared to December 31, 2019.
The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
September 30, 2020:
Dollar change	$(67,598)	$84,133	$148,715
Percent change	(11.0)%	13.7%	24.2%
December 31, 2019:
Dollar change	$(91,101)	$49,546	$73,267
Percent change	(16.3)%	8.9%	13.1%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
We were within board policy limits for all of the scenarios above at September 30, 2020.
Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from equity investments and in the investment portfolio.

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
The COVID-19 pandemic has had an adverse impact on our business, financial condition and results of operations, and the duration and extent of this impact is subject to a high degree of uncertainty.

The spread of COVID-19 has led to a broad economic recession and elevated levels of unemployment, and has adversely impacted certain industries and markets in which our customers operate, particularly the hospitality, hotel, restaurant, ground transportation, long-term healthcare and retail industries.

These developments have had, and are expected to continue to have, an adverse impact on our business and the credit quality of our loan portfolio. As of September 30, 2020, the Company had loans totaling $279.3 million in deferral related to COVID-19. In addition, the Company's nonperforming loans increased from $42.1 million at December 31, 2019 to $67.4 million at September 30, 2020.

The extent of the pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Illinois and Missouri markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets.

The pandemic has also increased our exposure to related business risks, including the following:

•We have had to modify our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners. The effects of these changes on our business are uncertain and difficult to quantify, but could include decreased efficiency, lower growth and increased risks of fraud.

•Demand for our products and services may decline, and we may determine that we are not able to prudently grow our loan portfolio.

•If the economic downturn or high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for credit losses and charge-offs and reduced income.

•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

•A further and sustained decline in our stock price or the occurrence of other developments could, under certain circumstances, cause our management to perform impairment testing on our goodwill or other intangibles, which could require us to record an impairment charge that would adversely impact our results of operations and the ability of the Bank to pay dividends to us.

•As a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future), the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income.

•Uncertainties created by the pandemic, combined with the disruptions to our own business, will negatively affect our ability to execute our acquisition strategy for the foreseeable future, limiting or delaying our future growth plans.

•Our cybersecurity risks are increased as the result of an increase in the number of our employees and the employees of our third-party vendors and partners working remotely.

•Federal and state taxes may increase, including as a result of the effects of the pandemic on governmental budgets, which could reduce our net income.

•FDIC premiums could increase if the agency experiences additional resolution costs.

In addition, we depend upon the management skills of our executive officers and directors. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2020	320,985	$14.21	320,966	$13,700,908
August 1 - 31, 2020	33,012	14.08	31,966	13,251,206
September 1 - 30, 2020	471	14.44	—	13,251,206
Total	354,468	$14.20	352,932	$13,251,206
__________________________________
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. This program will be in effect until December 31, 2020. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2020, $36.7 million, or 2,042,551 shares of the Company’s common stock, had been repurchased under the program.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2020 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: November 5, 2020	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)