Form 10-K
period 2020-12-31
Midland States Bancorp, Inc.
filed 2021-02-26
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2020 was $324,060,514 (based on the closing price on the Nasdaq Global Select Market on that date of $14.95).
As of February 16, 2021, the Registrant had 22,275,886 shares of outstanding common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2021, to be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such part.

MIDLAND STATES BANCORP, INC.
2020 ANNUAL REPORT ON FORM 10-K

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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in Item 1A – "Risk Factors” or Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:
•the effects of the Coronavirus Disease 2019 ("COVID-19") pandemic and its potential effects on the economic environment, our customers and our operations, as well as any changes to the federal, state or local government laws, regulations or orders in connection with the pandemic;
•business, economic and political conditions, particularly those affecting the financial services industry and our primary market areas;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses on loans;
•the failure of assumptions and estimates underlying the establishment of our allowances for credit losses on loans, including the effects of the implementation of the Current Expected Credit Loss (“CECL”) accounting standard, and estimation of values of collateral and various financial assets and liabilities;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the effects of interest rates, including on our net interest income and the value of our securities portfolio;
•compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Basel III rules and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
•legislative and regulatory changes, including changes in banking, consumer protection, securities, trade and tax laws and regulations and their application by our regulators;
•our ability to identify and address cyber-security risks, fraud and systems errors;
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

•developments and uncertainty related to the future use and availability of some reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”), as well as other alternative reference rates, and the adoption of a substitute;
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
•changes in accounting principles, policies and guidelines; and
•the effects of severe weather, natural disasters, acts of war or terrorism, widespread disease or pandemics, including the effects of COVID-19, and other external events.
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
PART I
ITEM 1 – BUSINESS
Our Company
Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”), an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. The Company completed its initial public offering on May 24, 2016. Our banking subsidiary, Midland States Bank (the “Bank”), an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. As of December 31, 2020, the Company had total assets of $6.87 billion, and our wealth management group had assets under administration of approximately $3.48 billion.
Prior to August 28, 2020, we provided multifamily and healthcare facility Federal Housing Administration (“FHA”) financing through Love Funding Corporation (“Love Funding”), our non-bank subsidiary. On August 28, 2020, the Company completed the sale of Love Funding's commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The transaction was part of the Company’s ongoing effort to enhance efficiency and reduce volatility in its financial performance. The Bank continues to service Love Funding's current servicing portfolio.

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
Our Principal Businesses
Traditional Community Banking. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois and the St. Louis metropolitan area, where we operated 52 full-service banking offices as of December 31, 2020.
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
We market our lending products and services to qualified lending customers through branch offices and high touch personal service. We focus our business development and marketing strategy primarily on middle market businesses. Commercial lending products include owner occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit), real estate construction loans, multifamily loans and loans to purchase farmland and finance agricultural equipment and production.
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
Construction and Land Development Loans. Our construction portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. These loans are typically disbursed as construction progresses and carry interest rates that may vary with LIBOR through December 31, 2021, after which a successor index to LIBOR will be in place.
Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit (“HELOC”), consisting of loans secured by first or second mortgages on primarily owner occupied primary residences.
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
Commercial Equipment Leasing. We originate and manage custom leasing and financing programs for commercial customers on a nationwide basis. The industries we service include manufacturing, construction, transportation and healthcare. The financings generated are typically retained and serviced by the Bank, and are generally leases between $50,000 and $500,000, but can be larger in certain circumstances.
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
FHA Servicing. Prior to the sale of Love Funding’s commercial FHA origination platform to Dwight Capital in August 2020, we conducted our FHA origination business through Love Funding. Until August 2020, Love Funding originated commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, and sold those loans into the secondary market through mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). The Bank continues to service Love Funding’s current servicing portfolio.
Competition
We compete in a number of areas, including commercial and retail banking, residential mortgages, wealth management and commercial equipment leasing. These industries are highly competitive, and the Bank and its subsidiaries face strong direct competition for deposits, loans and leases, wealth management, and other financial-related services. We compete primarily with other community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from so-called "online businesses" with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships set us apart from our competitors.
The following table reflects information on the markets we currently serve:

(dollars in thousands)		June 30, 2020		December 31, 2020
County	State	Deposits	Market Share	# of Banking Offices
Bond	IL	$35,520	9.71%	1
Boone	IL	220,775	31.33	2
Bureau	IL	160,932	14.97	1
Champaign	IL	47,780	0.72	1
Dekalb	IL	23,798	0.90	—
Effingham	IL	681,657	33.21	1
Fayette	IL	51,236	11.34	2
Grundy	IL	84,050	6.14	1
Kankakee	IL	667,555	30.04	8
Kendall	IL	103,781	5.80	2
LaSalle	IL	313,670	10.27	4
Lee	IL	225,479	27.84	1
Livingston	IL	22,159	1.88	1
Marion	IL	75,371	8.39	1
Monroe	IL	86,691	8.60	2
St. Clair	IL	36,275	0.79	1
Stephenson	IL	15,923	0.94	—
Whiteside	IL	177,992	10.26	2
Will	IL	177,333	1.13	3
Winnebago	IL	826,988	12.97	7
Franklin	MO	38,034	1.37	1
Jefferson	MO	40,572	1.28	1
St. Charles	MO	544,703	6.80	2
St. Louis	MO	347,609	0.81	6
St. Louis (City)	MO	1,464	—	1
Human Capital Resources
At December 31, 2020, we had 904 employees, including 41 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

In addition, we are committed to developing our staff through continuing and specialty education within banking. In this regard, we have developed and provided all employees with access to our Midland University training program. This program was developed to provide continuing education required or advisable regarding regulatory matters (such as anti-money laundering, bank secrecy, etc.) as well as other matters important to our organization and culture (e.g., social inclusion, diversity and non-discrimination, etc.). Additionally, our Midland University program provides for continuing education in areas specifically related to our banking and financial services business.

Leadership and professional development is also supported through our MASTERS and Midland WOMEN groups. Our MASTERS program, Midland’s Advanced Study for Talent Enrichment and Resource Strengthening, was created to accelerate the career development of employees exhibiting the growth potential and qualities necessary to ensure the continued success of our Company. A total of 52 employees have participated in this high potential training program since its inception in 2016. Midland WOMEN is an affinity group that focuses on leadership development of women throughout all levels of the organization. Midland WOMEN currently has more than 30 employees participating on various activity committees and offers programs that engage hundreds of Midland employees annually.

Corporate Information
Our principal executive offices are located at 1201 Network Centre Drive, Effingham, Illinois 62401, and our telephone number at that address is (217) 342-7321. Through our website at www.midlandsb.com under “Investors - SEC Filings,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated by reference into this report.
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
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.
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
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic
The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

The Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the Paycheck Protection Program ("PPP") administered through the Small Business Administration ("SBA") and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to the COVID-19 discussion under "Operational, Strategic and Reputational Risks" under Item 1A - "Risk Factors" and "Material Trends and Developments - Impact of COVID-19" under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on the CARES Act, PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.
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
The Basel III Rule requires minimum capital ratios as follows:
•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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
Under the capital regulations of the Federal Reserve, in order to be well-capitalized, a banking organization must maintain:
•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2020: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital; and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. Nevertheless, the Company has not currently determined to elect the CBLR, but it may elect the framework at any time.

Supervision and Regulation of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.
Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “-The Role of Capital” above.
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In 2006, the Company elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration as a result of the COVID-19 pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.
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
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020 stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets.
During the year ended December 31, 2020, the Bank paid supervisory assessments to the DFPR totaling approximately $375,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
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
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified for 2020 before the COVID-19 pandemic were: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks, (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong, (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins, and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. Pandemic planning and business continuity are now important risk management issues as well. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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
Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would also be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering. The USA PATRIOT Act, among other laws, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
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
As of December 31, 2020, the Bank did not exceed these guidelines.

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
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”

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
Credit Risks
A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Our business and operations are sensitive to business and economic conditions in the United States, generally, and particularly the state of Illinois and the St. Louis metropolitan area. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge-offs and delinquencies, which could require increases in our provision for credit losses on loans.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses on loans, which would cause our net income, return on equity and capital to decrease.
Our allowance for credit losses on loans may prove to be insufficient to absorb potential losses in our loan portfolio.
We maintain our allowance for credit losses on loans at a level that management considers adequate to absorb expected credit losses on loans based on an analysis of our portfolio and market environment. The allowance for credit losses on loans represents our estimate of expected losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The actual amount of credit losses on loans is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
As of December 31, 2020, our allowance for credit losses on loans as a percentage of total loans was 1.18% and as a percentage of total nonperforming loans was 111.79%. Although management believed, as of such date, that the allowance for credit losses on loans was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2020, approximately 42.0% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.
Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
Commercial loans represented 66.3% of our total loan portfolio at December 31, 2020. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.
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
Real estate construction loans comprised approximately 3.4% of our total loan portfolio as of December 31, 2020, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.
As of December 31, 2020, we had $20.2 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans.

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
Operational, Strategic and Reputational Risks
The outbreak of COVID-19 has led to an economic recession, had other adverse effects on the U.S. economy, and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.
The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has affected our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We have experienced significant disruptions across our business due to these effects, which may in future periods lead to decreased earnings, significant loan defaults and slowdowns in our loan collections. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.
The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced, and may introduce in the future, programs designed to soften the impact of COVID-19 on small businesses or provide stimulus checks to individuals, our borrowers may still not be able to satisfy their financial obligations to us.
In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the hospitality, hotel, restaurant, ground transportation, long-term healthcare and retail industries and are located in areas that are, or were, quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and our consumer loan portfolios. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.
The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Illinois and St. Louis markets, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.
The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.
As a result of the COVID-19 pandemic, we may experience adverse financial consequences due to a number of other factors, including but not limited to:
•a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
•the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
•the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
•the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
•a decline in demand for our products and services;
•a potential increase in loan delinquencies, problem assets and foreclosures if the economic downturn or high levels of unemployment continue for an extended period of time;
•a potential decline in the net worth and liquidity of loan guarantors;
•the yield on our assets declining to a greater extent than the decline in our cost of interest-bearing liabilities as a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future);
•uncertainties created by the pandemic, combined with the disruptions to our own business, that could negatively affect our ability to execute our acquisition strategy for the foreseeable future, limiting or delaying our future growth plans;
•increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
•an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
•increased cyber and payment fraud risk due to increased online and remote activity; and
•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.
Overall, we believe that the economic impact from COVID-19 could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.
The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding. Congress is also in the process of negotiating additional stimulus bills and other actions in response to COVID-19. In addition to implementing the programs contemplated by these acts, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

•requiring banks to focus on business continuity and pandemic planning;
•adding pandemic scenarios to stress testing;
•encouraging bank use of capital conservation buffers and reserves in lending programs;
•permitting certain regulatory reporting extensions;
•reducing margin requirements on swaps;
•permitting certain otherwise prohibited investments in investment funds;
•issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
•providing credit under the CRA for certain pandemic-related loans, investments, and public service.
The COVID-19 pandemic has significantly affected the financial markets and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The Federal Reserve also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The Main Street Lending Program terminated on January 8, 2021. The impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.
COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.
The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market areas, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have a business continuity plan and other safeguards in place, there is no assurance that such plan and safeguards will be effective. Further, we rely upon third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.
We are subject to potential litigation, regulatory enforcement risk and reputation risk regarding the Bank’s participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties.
The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. After the $349 billion in funds for the PPP were exhausted, the program was reopened with an additional $310 billion. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. As of December 31, 2020, the Company had $184.4 million of PPP loans outstanding to 1,541 borrowers.
Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications or litigation from agents with respect to agent fees. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention our participation in the PPP. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.
The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications and take more aggressive action against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP.

Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

The Bank also has credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which any loans were originated, funded or serviced by the Bank, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.
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
Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of Mr. Ludwig, Mr. Lemke or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas and the difficulty of finding qualified replacement personnel, particularly in light of the fact that we are not headquartered in a major metropolitan area. In addition, although we have non-competition agreements with each of our executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators, loan officers and wealth management professionals are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.
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
We face strong competition from financial services companies and other companies that offer banking, mortgage, leasing, and wealth management services, which could harm our business.
Our operations consist of offering banking and mortgage services, and we also offer trust, wealth management and leasing services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, leasing and wealth management customers, we may be unable to continue to grow our business and our financial condition and results of operations may be adversely affected.
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
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, subordinated debentures, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based instruments; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.
The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
Legal, Accounting and Compliance Risks
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
As a result of the implementation of the Basel III Rule, we are required to meet increased capital requirements. The failure to meet applicable regulatory capital requirements of the Basel III Rule could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally. In addition, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, of 2.5% above the regulatory minimum capital requirements face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank or the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions by the Bank to the Company, or dividends or stock repurchases by the Company, may be prohibited or limited.
Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us that could restrict our future growth or operations.
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
At this time, it is difficult to predict the legislative and regulatory changes that will result from having a new President of the United States. The new administration and Congress may cause broad economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
Market and Interest Rate Risks
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
Liquidity and Funding Risks
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois, 62401. We own our corporate headquarters office building, which was built in 2011 and also houses our primary operations center. We have additional operations centers located in St. Louis, Missouri and Rockford, Illinois, supporting our banking and wealth management businesses. At December 31, 2020, the Bank operated a total of 52 full-service banking centers, including 41 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 43 were owned, and we leased 9 from unaffiliated third parties.
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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholders
As of February 16, 2021, the Company had 1,042 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol MSBI, was $21.29 per share.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company's common stock from May 24, 2016 (the date of the Company’s initial public offering and listing on Nasdaq) through December 31, 2020. The graph compares the Company's common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on May 24, 2016 and reinvestment of all quarterly dividends. Measurement points are May 24, 2016 and the last trading day of the second quarter and fourth quarter of each subsequent year through December 31, 2020. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Comparison of 56 Month Cumulative Total Return

$280
$250
$220
$190
$160
$130
$100
$70
5/24/16
6/30/16
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
Midland States Bancorp, Inc.
Nasdaq Composite
Nasdaq Bank

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2020	147,358	$14.02	142,384	$11,257,022
November 1 - 30, 2020	301,937	16.91	285,284	6,408,463
December 1 - 31, 2020	2,810	17.13	2,517	6,365,612
Total	452,105	$15.97	430,185	$6,365,612
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. On December 2, 2020, the Company announced that the Board had extended the expiration date of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2020, $43.6 million, or 2,472,736 shares of the Company’s common stock, had been repurchased under the program.

Unregistered Sales of Equity Securities
None.

ITEM 6 – SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for each of the five years ended December 31, 2020. This information should be read in connection with our audited consolidated financial statements and related notes in Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$6,868,540	$6,087,017	$5,637,673	$4,412,701	$3,233,723
Total loans, gross	5,103,331	4,401,410	4,137,551	3,226,678	2,319,976
Allowance for credit losses on loans	(60,443)	(28,028)	(20,903)	(16,431)	(14,862)
Loans held for sale	138,090	16,431	30,401	50,089	70,565
Investment securities	686,135	655,054	660,785	450,525	325,011
Deposits	5,101,016	4,544,254	4,074,170	3,131,089	2,404,366
Short-term borrowings	68,957	82,029	124,235	156,126	131,557
FHLB advances and other borrowings	779,171	493,311	640,631	496,436	237,518
Subordinated debt	169,795	176,653	94,134	93,972	54,508
Trust preferred debentures	48,814	48,288	47,794	45,379	37,405
Preferred shareholders' equity	—	—	2,781	2,970	—
Common shareholders' equity	621,391	661,911	605,744	446,575	321,770
Total shareholders' equity	621,391	661,911	608,525	449,545	321,770
Tangible common equity(1)	431,105	455,267	403,695	331,019	265,747

Income Statement Data:
Interest income	$244,888	$249,518	$223,367	$153,113	$121,249
Interest expense	45,752	59,703	43,280	23,451	15,995
Net interest income	199,136	189,815	180,087	129,662	105,254
Provision for credit losses	44,361	16,985	9,430	9,556	5,591
Noninterest income	61,249	75,282	71,791	59,362	72,057
Noninterest expense	184,010	175,641	191,643	152,997	121,289
Income before taxes	32,014	72,471	50,805	26,471	50,431
Provision for income taxes	9,477	16,687	11,384	10,415	18,889
Net income	22,537	55,784	39,421	16,056	31,542
Preferred stock dividends and premium amortization	—	46	141	83	—
Net income available to common shareholders	$22,537	$55,738	$39,280	$15,973	$31,542

Credit Quality Data:
Loans 30-89 days past due	$31,460	$29,876	$25,213	$15,405	$10,767
Loans 30-89 days past due to total loans	0.62%	0.68%	0.61%	0.48%	0.46%
Nonperforming loans(2)	$54,070	$42,082	$42,899	$26,760	$31,603
Nonperforming loans to total loans(2)	1.06%	0.96%	1.04%	0.83%	1.36%
Nonperforming assets(3)	$75,432	$50,027	$45,899	$30,894	$34,550
Nonperforming assets to total assets(3)	1.10%	0.82%	0.81%	0.70%	1.07%
Allowance for credit losses on loans to total loans(2)	1.18	0.64	0.51	0.51	0.64
Allowance for credit losses on loans to nonperforming loans(2)	111.79	66.60	48.73	61.40	47.03
Net charge-offs to average loans	0.50	0.23	0.13	0.28	0.31

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Per Share Data (Common Stock):
Earnings:
Basic	$0.95	$2.28	$1.69	$0.89	$2.22
Diluted(4)	0.95	2.26	1.66	0.87	2.17
Dividends declared	1.07	0.97	0.88	0.80	0.72
Book value(5)	27.83	27.10	25.50	23.35	20.78
Tangible book value(1)	19.31	18.64	17.00	17.31	17.16
Market price	17.87	28.96	22.34	32.48	36.18
Weighted average shares outstanding:
Basic	23,336,881	24,288,793	23,130,475	17,781,631	14,130,552
Diluted	23,346,126	24,493,431	23,549,025	18,283,214	14,428,839
Shares outstanding at period end	22,325,471	24,420,345	23,751,798	19,122,049	15,483,499

Performance Metrics:
Return on average assets	0.35%	0.96%	0.72%	0.41%	1.03%
Return on average shareholders' equity	3.55	8.74	6.92	4.02	10.95
Return on average common shareholders' equity	3.55	8.76	6.93	4.02	10.95
Return on average tangible common equity(1)	5.18	12.82	10.40	5.19	13.43
Yield on earning assets	4.17	4.83	4.65	4.43	4.51
Cost of average interest bearing liabilities	1.00	1.43	1.11	0.82	0.72
Net interest spread	3.17	3.40	3.54	3.61	3.79
Net interest margin(6)	3.40	3.69	3.76	3.77	3.92
Efficiency ratio(1)	59.42	61.53	66.08	66.66	68.66
Common stock dividend payout ratio(7)	112.63	42.54	52.07	89.89	32.43
Loan to deposit ratio	100.05	96.86	101.56	103.05	96.49
Core deposits/total deposits(8)	97.72	96.09	92.35	91.69	88.70
Net non-core funding dependence ratio(1)	11.20	7.77	17.89	19.95	15.23

Regulatory and Other Capital Ratios - Consolidated:
Total risk-based capital ratio	13.24%	14.72%	12.79%	13.26%	13.85%
Tier 1 risk-based capital ratio	9.20	10.52	10.25	10.19	11.27
Common equity tier 1 risk-based capital ratio	7.99	9.20	8.76	8.45	9.35
Tier 1 leverage ratio	7.50	8.74	8.53	8.63	9.76
Tangible common equity to tangible assets(1)	6.46	7.74	7.43	7.70	8.36

Regulatory and Other Capital Ratios - Bank Only:
Total risk-based capital ratio	11.77%	13.22%	12.76%	12.32%	12.17%
Tier 1 risk-based capital ratio	10.78	12.62	12.27	11.84	11.61
Common equity tier 1 risk-based capital ratio	10.78	12.62	12.27	11.84	11.61
Tier 1 leverage ratio	8.78	10.48	10.22	10.04	10.05
(1)Tangible common equity, tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets, efficiency ratio and net non-core funding dependence ratio are non-GAAP financial measures. See “—Non-GAAP Financial Measures,” below for a reconciliation of these measures to their most comparable GAAP measures.
(2)Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings (“TDR”). For periods prior to 2020, nonperforming loans excluded purchased credit impaired loans (“PCI loans”) from acquisitions. PCI loans had carrying values of $42.7 million, $43.0 million, $22.5 million and $28.3 million as of December 31, 2019, 2018, 2017 and 2016, respectively. Furthermore, PCI loans, as well as other loans acquired in a business combination, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for credit losses on loans. Accordingly, our ratios that are computed using nonperforming loans and/or allowance for credit losses on loans may not be comparable to similar ratios of our peers.
(3)Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets. As discussed in footnote 2 above, for the periods prior to 2020, nonperforming loans excluded PCI loans. This ratio may therefore not be comparable to similar ratios of our peers.
(4)Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and common stock warrants using the treasury stock method.

(5)For purposes of computing book value per common share, book value equals total common shareholders’ equity.
(6)Net interest margin is presented on a fully taxable equivalent (“FTE”) basis.
(7)Common stock dividend payout ratio represents dividends per share divided by basic earnings per share.
(8)Core deposits are defined as total deposits less certificate of deposits greater than $250,000 and less brokered certificates of deposits.
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

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Shareholders' Equity to Tangible Common Equity:
Total shareholders' equity-GAAP	$621,391	$661,911	$608,525	$449,545	$321,770
Adjustments:
Preferred stock	—	—	(2,781)	(2,970)	—
Goodwill	(161,904)	(171,758)	(164,673)	(98,624)	(48,836)
Other intangibles, net	(28,382)	(34,886)	(37,376)	(16,932)	(7,187)
Tangible common equity	$431,105	$455,267	$403,695	$331,019	$265,747

Total Assets to Tangible Assets:
Total assets-GAAP	$6,868,540	$6,087,017	$5,637,673	$4,412,701	$3,233,723
Adjustments:
Goodwill	(161,904)	(171,758)	(164,673)	(98,624)	(48,836)
Other intangibles, net	(28,382)	(34,886)	(37,376)	(16,932)	(7,187)
Tangible assets	$6,678,254	$5,880,373	$5,435,624	$4,297,145	$3,177,700

Common shares outstanding	22,325,471	24,420,345	23,751,798	19,122,049	15,483,499

Tangible common equity to tangible assets ratio	6.46%	7.74%	7.43%	7.70%	8.36%
Tangible book value per share	$19.31	$18.64	$17.00	$17.31	$17.16
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

	As of and for the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Net income available to common shareholders	$22,537	$55,738	$39,280	$15,973	$31,542

Average Shareholders' Equity to Average Tangible Common Equity:
Average total shareholders' equity-GAAP	$634,995	$638,307	$569,537	$399,061	$288,010
Adjustments:
Preferred stock	—	(1,561)	(2,882)	(1,707)	—
Goodwill	(168,821)	(166,721)	(151,546)	(76,394)	(46,537)
Other intangibles, net	(31,501)	(35,344)	(37,507)	(13,437)	(6,575)
Average tangible common equity	$434,673	$434,681	$377,602	$307,523	$234,898
Return on average tangible common equity	5.18%	12.82%	10.40%	5.19%	13.43%
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

	As of and for the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Noninterest expense	$184,010	$175,641	$191,643	$152,997	$121,289
Adjustments to noninterest expense:
Net expense from FDIC loss share termination agreement	—	—	—	—	(351)
Impairment related to facilities optimization	(12,847)	(3,577)	—	(1,952)	(2,099)
(Loss) gain on mortgage servicing rights held for sale	(1,692)	490	(458)	(4,059)	—
FHLB advances prepayment fees	(4,872)	—	—	—	—
Loss on repurchase of subordinated debt	(193)	(1,778)	—	—	(511)
Integration and acquisition expenses	(2,309)	(5,493)	(24,015)	(17,738)	(2,343)
Adjusted noninterest expense	$162,097	$165,283	$167,170	$129,248	$115,985

Net interest income	$199,136	$189,815	$180,087	$129,662	$105,254
Effect of tax-exempt income	1,766	2,045	2,095	2,691	2,579
Adjusted net interest income	200,902	191,860	182,182	132,353	107,833

Noninterest income	61,249	75,282	71,791	59,362	72,057
Adjustments to noninterest income:
Impairment (recapture) on commercial servicing rights	12,337	2,139	(449)	2,324	3,135
Gain on sales of investment securities, net	(1,721)	(674)	(464)	(222)	(14,702)
Other income	17	29	(90)	67	608
Adjusted noninterest income	71,882	76,776	70,788	61,531	61,098

Adjusted total revenue	$272,784	$268,636	$252,970	$193,884	$168,931

Efficiency ratio	59.42%	61.53%	66.08%	66.66%	68.66%
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

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Short term investments:
Interest bearing bank balances including federal funds	$274,940	$317,940	$132,444	$147,478	$146,485
FHLB stock	265	325	104	43	413
Securities with maturities less than 1 year	33,833	45,906	61,742	19,242	96,671
Short-term investments	$309,038	$364,171	$194,290	$166,763	$243,569

Long-term assets:
Total securities	$742,731	$699,560	$703,257	$482,047	$343,850
Less non-marketable equity securities	56,596	44,505	42,472	34,796	19,485
Less securities with maturities less than 1 year	33,833	45,906	61,742	19,242	96,671
Long-term securities	652,302	609,149	599,043	428,009	227,694
Total net loans including loans held for sale	5,180,978	4,389,813	4,147,049	3,264,936	2,375,679
Other real estate owned	20,247	6,745	3,483	5,708	3,560
Long-term assets	$5,853,527	$5,005,707	$4,749,575	$3,698,653	$2,606,933

Non-core liabilities
CDs & IRAs greater than $250K	$88,299	$122,707	$75,976	$69,873	$52,919
Repurchase Agreements	68,957	82,029	124,235	156,126	131,557
Other borrowed money	778,999	493,130	607,609	459,141	237,517
Brokered deposits	28,119	55,025	236,167	219,404	218,720
Total non-core liabilities	964,374	752,891	1,043,987	904,544	640,713
Less short-term investments	309,038	364,171	194,290	166,763	243,569
Net non-core funding	$655,336	$388,720	$849,697	$737,781	$397,144

Net non-core funding dependence ratio	11.20%	7.77%	17.89%	19.95%	15.23%
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 - “Selected Financial Data,” our consolidated financial statements and related notes thereto, included in Item 8 - "Financial Statements and Supplementary Data", and other financial data appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” Item 1A – "Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.
Overview
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. As of December 31, 2020, we had $6.87 billion in assets, $5.10 billion of deposits and $621.4 million of shareholders’ equity.
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

Our principal lines of business include traditional community banking and wealth management. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and has grown to $3.48 billion of assets under administration as of December 31, 2020.
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; commercial FHA mortgage loan servicing; residential mortgage loan originations and sales; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for credit losses and income tax expense.
Material Trends and Developments
Community Banking. We believe the most important trends affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, increasing regulatory burdens generally, including the implementation of the Dodd-Frank Act and the regulations promulgated and to be promulgated thereunder, and net interest margin compression. We expect that community banks will face increased competition for lower cost capital as a result of regulatory policies that may offer larger financial institutions greater access to government assistance than is available for smaller institutions, including community banks. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well-capitalized, healthy community banks to grow in their communities. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise, and we believe we possess these characteristics.
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
Credit Reserves. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against estimated losses in our loan portfolio. In 2020, our provision for credit losses on loans was $43.1 million compared to $17.0 million in 2019 and $9.4 million in 2018.
Effective January 1, 2020, the Company adopted CECL. The CECL model requires a reporting entity to estimate credit losses expected over the “life” of an asset, or pool of assets. The estimate of expected credit losses will consider historical information, current information, and the reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. The allowance for credit losses ("ACL") on loans and related provision for credit losses on loans was modeled under the provisions of CECL for the twelve months ended December 31, 2020, as opposed to the incurred loss model for periods prior to January 1, 2020.
Regulatory Environment. As a result of regulatory changes, including the Dodd-Frank Act and the Basel III Rule, we expect to be subject to more restrictive capital requirements, more stringent asset concentration and growth limitations and new and potentially heightened examination and reporting requirements. We also expect to face a more challenging environment for customer loan demand due to the increased costs that could be ultimately borne by borrowers, and to incur higher costs to comply with these new regulations. This uncertain regulatory environment could have a detrimental impact on our ability to manage our business consistent with historical practices and cause difficulty in executing our growth plan. See Item 1A - "Risk Factors—Legal, Accounting and Compliance Risks” and Item 1 - "Business—Supervision and Regulation.”
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the twelve months ended December 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Illinois and Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. Both Illinois and Missouri were subject to stay-at-home orders and limitations on business activity beginning in March 2020, with economic and social activity reopening in a phased-in approach since May 2020. These measures have had, and current measures continue to have, a lasting impact on the economies of and the customers located in these states. Each state's reopening plans remain subject to roll back, depending on public health developments. The Bank and its branches have remained open during these orders because banking is deemed an essential business, although it has suspended lobby access at its branches since March 17, 2020, and the lobbies remain closed.
Each state has experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Illinois (on a seasonally adjusted basis) was 4.2% in March 2020, increased to 17.2% in April 2020 and was 7.6% in December 2020 (based on preliminary estimates). The unemployment rate in Missouri (on a seasonally adjusted basis) was 3.9% in March 2020, increased to 10.2 % in April 2020 and was 5.8% in December 2020 (based on preliminary estimates), according to the U.S. Bureau of Labor Statistics.
Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:
•The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching its current range of 0.0 – 0.25%.
•On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA, referred to as the PPP. The Bank participates as a lender in the PPP. After the initial $349.0 billion in funds for the PPP was exhausted, an additional $310.0 billion in funding for PPP loans was authorized. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding, and Congress is in the process of negotiating additional stimulus bills and other actions in response to COVID-19.
•In addition, the CARES Act, as extended by the Coronovirus Response and Relief Supplemental Appropriations Act (a part of the Consolidated Appropriations Act, 2021), provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.
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
•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility ("MSNLF"), and (2) the Main Street Expanded Loan Facility ("MSELF"). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is authorized up to $600.0 billion. The Main Street Business Lending Program terminated on January 8, 2021.
•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain, otherwise prohibited, investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.
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
Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:
•To protect the health and safety of our employees and customers, we instituted the following measures:
◦On March 17, 2020, we closed our banking center lobbies but continued to serve clients by appointment or through our drive-up lanes. As of December 31, 2020, our banking center lobbies remained closed.
◦On March 23, 2020, we closed our corporate offices, effectively leveraging our investments in technology to transition to working remotely. As of December 31, 2020, these offices remained closed.
•To meet the financial needs of our customers, we have instituted the following measures:
◦The Company has granted requests for payment deferrals on loans related to the impact of COVID-19 on such borrowers. At December 31, 2020, loans totaling $209.1 million are currently on deferral, the majority of which are for principal and interest for a period of 90 days. Deferrals of $82.6 million related to the hotel and motel industry and $44.1 million related to transit and ground transportation account for 61% of our deferrals at December 31, 2020. Loan deferrals decreased from $898.4 million, or 18.6% of total loans at June 30, 2020 to 4.1% at December 31, 2020. We are continuing to work with our customers to address their specific needs.
◦The Bank participates, as a lender, in the PPP and began taking applications on the first day of the program. At December 31, 2020, we had $184.4 million of PPP loans outstanding to 1,541 customers. Income recognized on PPP loans totaled $7.1 million in 2020, including loan origination fees of $5.2 million. The resulting yield of 3.99% is lower than yields on the remainder of our loan portfolio. As of December 31, 2020, $155.6 million of loans had been submitted to the SBA to process loan forgiveness, of which $93.2 million were forgiven.
Additional Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations and financial condition in 2020, 2019 and 2018, and may affect the comparability of financial information we report in future fiscal periods.
FHLB Advance Prepayments. In the fourth quarter of 2020, the Company pre-paid $114.2 million of FHLB advances with a weighted average interest rate of 2.10% and maturity dates ranging from 2021 to 2024. As a result, we paid prepayment fees of $4.9 million in that quarter.
Facilities Optimization Plan. On September 3, 2020, the Company announced a series of planned branch and corporate office reductions as part of its ongoing efforts to enhance efficiencies and financial performance. The Company closed 13 branches, or 20% of its branch network, and vacated approximately 23,000 square feet of corporate office space between September 3, 2020 and December 31, 2020. The Company estimates that the branch and corporate office reductions will result in annual cost savings of approximately $5.0 million in future periods. Additionally, the Company plans to renovate and upgrade five other branches to reduce the size of and better utilize those facilities to serve retail and commercial customers.

These renovations and upgrades are expected to cost approximately $4.0 million. The Company estimates that these renovations and upgrades will result in annual cost savings of approximately $1.0 million beginning in 2022. As a result of this plan, we recorded $12.7 million of asset impairment on existing banking facilities and $0.8 million in other related charges. We had $4.2 million of facility-related assets classified as held for sale in other assets on the consolidated balance sheet at December 31, 2020.

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

Sale of Commercial FHA Origination Platform. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service Love Funding’s current servicing portfolio of approximately $3.50 billion.

Capital Raising Transactions. On September 20, 2019, the Company issued, through a private placement, $100.0 million aggregate principal amount of subordinated notes, which were structured into two tranches: $72.75 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029, and $27.25 million aggregate principal amount of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034. On January 13, 2020, the Company completed its offer to exchange all $100.0 million aggregate principal amount of subordinated notes for substantially identical subordinated notes that were registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the purchasers of the subordinated notes in the private placement transaction. The Company used a portion of the net proceeds from the offering to repay a $30.0 million senior term loan and is using the remaining net proceeds for general corporate purposes.
Preferred Stock Repurchase. On July 29, 2019, the Company redeemed, in whole, the shares of Series H preferred stock. The price paid by the Company for such shares was equal to $1,000 per share plus any unpaid dividends.

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
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Effective January 1, 2020, PCI loans were reclassified as purchased credit deteriorated ("PCD") loans, and due to this change, accretion income will decrease in future periods. Our reported net interest margins for 2020, 2019 and 2018 were 3.40%, 3.69% and 3.76%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $7.7 million, $12.6 million and $13.4 million in 2020, 2019 and 2018, respectively, increasing the reported net interest margins by 13, 22,and 24 basis points for each respective period.
Results of Operations
For discussion of the results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018, refer to Item 7 of the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on February 28, 2020, which is incorporated herein by reference.

Overview. The COVID-19 pandemic, the adoption of CECL, the FHLB advance prepayments and our facilities optimization plan had a significant impact on our net income for the year ended December 31, 2020. The following table sets forth condensed income statement information of the Company for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
Income Statement Data:
Interest income	$244,888	$249,518	$223,367
Interest expense	45,752	59,703	43,280
Net interest income	199,136	189,815	180,087
Provision for credit losses	44,361	16,985	9,430
Noninterest income	61,249	75,282	71,791
Noninterest expense	184,010	175,641	191,643
Income before taxes	32,014	72,471	50,805
Provision for income taxes	9,477	16,687	11,384
Net income	22,537	55,784	39,421
Preferred stock dividends and premium amortization	—	46	141
Net income available to common shareholders	$22,537	$55,738	$39,280
Basic earnings per share	$0.95	$2.28	$1.69
Diluted earnings per share	$0.95	$2.26	$1.66
In 2020, we generated net income of $22.5 million, or diluted earnings per common share of $0.95, compared to net income of $55.7 million, or diluted earnings per common share of $2.26 in 2019. Earnings in 2020 declined primarily due to a $27.4 million increase in provision for credit losses, a $14.0 million decrease in noninterest income and an $8.4 million increase in noninterest expense. These results were partially offset by a $9.3 million increase in net interest income and a $7.2 million decrease in income tax expense. These are discussed in further detail below.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a federal income tax rate of 21% for 2020 and 2019.
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
In 2020, net interest income, on a tax-equivalent basis, was $200.9 million with a tax-equivalent net interest margin of 3.40% compared to net interest income, on a tax-equivalent basis, of $191.9 million and tax-equivalent net interest margin of 3.69% in 2019.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2020			2019			2018
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate	Average Balance	Interest & Fees	Yield / Rate	Average Balance	Interest & Fees	Yield / Rate
EARNING ASSETS:
Federal funds sold and cash investments	$433,965	$1,479	0.34%	$245,772	$4,951	2.01%	$168,902	$3,176	1.88%
Investment securities:
Taxable investment securities	533,985	14,789	2.77	502,557	14,690	2.92	503,375	13,894	2.76
Investment securities exempt from federal income tax (1)	119,612	4,471	3.74	144,721	5,187	3.58	160,997	5,764	3.58
Total securities	653,597	19,260	2.95	647,278	19,877	3.07	664,372	19,658	2.96
Loans:
Loans (2)	4,622,651	217,459	4.70	4,127,374	218,416	5.29	3,832,357	194,688	5.08
Loans exempt from federal income tax (1)	99,173	3,937	3.97	105,436	4,549	4.31	96,717	4,211	4.35
Total loans	4,721,824	221,396	4.69	4,232,810	222,965	5.27	3,929,074	198,899	5.06
Loans held for sale	52,233	1,881	3.60	34,910	1,375	3.94	43,235	1,749	4.05
Nonmarketable equity securities	49,623	2,638	5.32	44,061	2,395	5.44	39,839	1,980	4.97
Total earning assets	5,911,242	246,654	4.17	5,204,831	251,563	4.83	4,845,422	225,462	4.65
Noninterest-earning assets	617,984			630,255			610,401
Total assets	$6,529,226			$5,835,086			$5,455,823
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$2,330,657	$7,879	0.34%	$1,888,354	$14,390	0.76%	$1,794,407	$9,699	0.54%
Savings deposits	567,398	245	0.04	489,270	892	0.18	426,525	749	0.18
Time deposits	712,344	12,760	1.79	767,583	15,470	2.02	624,113	7,664	1.23
Brokered deposits	24,387	614	2.52	136,503	3,442	2.52	188,993	3,942	2.09
Total interest-bearing deposits	3,634,786	21,498	0.59	3,281,710	34,194	1.04	3,034,038	22,054	0.73
Short-term borrowings	60,306	178	0.30	121,168	835	0.69	138,135	698	0.51
FHLB advances and other borrowings	650,683	12,033	1.85	600,454	13,935	2.32	579,624	11,347	1.96
Subordinated debt	169,748	9,730	5.73	119,353	7,404	6.20	94,055	6,056	6.44
Trust preferred debentures	48,554	2,313	4.76	48,043	3,335	6.94	47,551	3,125	6.57
Total interest-bearing liabilities	4,564,077	45,752	1.00	4,170,728	59,703	1.43	3,893,403	43,280	1.11
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	1,255,031			959,363			947,328
Other noninterest-bearing liabilities	75,123			66,688			45,555
Total noninterest-bearing liabilities	1,330,154			1,026,051			992,883
Shareholders’ equity	634,995			638,307			569,537
Total liabilities and shareholders’ equity	$6,529,226			$5,835,086			$5,455,823
Net interest income / net interest margin (3)		$200,902	3.40%		$191,860	3.69%		$182,182	3.76%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a statutory federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.8 million, $2.0 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	Year Ended December 31, 2020 Compared with Year Ended December 31, 2019			Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
INTEREST-EARNING ASSETS:
Federal funds sold & cash investments	$2,216	$(5,688)	$(3,472)	$1,498	$277	$1,775
Investment securities:
Taxable investment securities	895	(796)	99	(23)	819	796
Investment securities exempt from federal income tax	(919)	203	(716)	(584)	7	(577)
Total securities	(24)	(593)	(617)	(607)	826	219
Loans:
Loans	24,754	(25,711)	(957)	15,300	8,428	23,728
Loans exempt from federal income tax	(259)	(353)	(612)	377	(39)	338
Total loans	24,495	(26,064)	(1,569)	15,677	8,389	24,066
Loans held for sale	653	(147)	506	(332)	(42)	(374)
Nonmarketable equity securities	299	(56)	243	219	196	415
Total earning assets	$27,639	$(32,548)	$(4,909)	$16,455	$9,646	$26,101
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,432	$(8,944)	$(6,512)	$612	$4,079	$4,691
Savings deposits	88	(735)	(647)	113	30	143
Time deposits	(1,051)	(1,659)	(2,710)	2,326	5,480	7,806
Brokered deposits, time	(2,824)	(3)	(2,827)	(1,209)	709	(500)
Total interest-bearing deposits	(1,355)	(11,341)	(12,696)	1,842	10,298	12,140
Short-term borrowings	(300)	(357)	(657)	(101)	238	137
FHLB advances and other borrowings	1,047	(2,949)	(1,902)	445	2,143	2,588
Subordinated debt	3,007	(681)	2,326	1,599	(251)	1,348
Trust preferred debentures	30	(1,052)	(1,022)	33	177	210
Total interest-bearing liabilities	$2,429	$(16,380)	$(13,951)	$3,818	$12,605	$16,423
Net interest income	$25,210	$(16,168)	$9,042	$12,637	$(2,959)	$9,678
Interest Income. Interest income, on a tax-equivalent basis, decreased $4.9 million to $246.7 million in 2020 as compared to 2019 primarily due to a decrease in the yields on most earning asset categories. The yield on earning assets decreased 66 basis points to 4.17% from 4.83%. The decrease in yield on earning assets was primarily due to the impact of lower market interest rates due to the Federal Reserve's decreases in the target federal funds interest rate, the impact of PPP loan yields and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $7.7 million and $12.6 million in 2020 and 2019, respectively.
Average earning assets increased to $5.91 billion in 2020 from $5.20 billion in 2019. The increases were primarily in loans and cash investments, which increased $489.0 million and $188.2 million, respectively. During the second quarter of 2020, the Company originated and funded $313.1 million of PPP loans. Income recognized on this portfolio totaled $7.1 million in 2020, including loan origination fees of $5.2 million, resulting in a yield on PPP loans of 3.99%, which amount is lower than yields on the remainder of our loan portfolio. The increase in average loan balances was primarily the result of PPP loans and continued growth in our equipment finance loan and lease and consumer loan portfolios.
Interest Expense. Interest expense decreased $14.0 million to $45.8 million in 2020 compared to 2019. The cost of interest-bearing liabilities decreased to 1.00% in 2020 compared to 1.43% for the prior year primarily due to lower rates as a result of the Federal Reserve Bank's reduction in rates.

Interest expense on deposits decreased to $21.5 million in 2020 from $34.2 million in 2019. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $353.1 million, or 10.8%, to $3.63 billion for the year ended December 31, 2020 compared to 2019. The increase in volume was primarily attributable to an increase of $311.8 million from our Insured Cash Sweep (“ICS”) product offering and from commercial customers due to PPP-related fund inflows. With the increase in these deposits, we were able to replace, in part, wholesale funds through the intentional decrease in brokered time deposits which, in addition to lower market rates, resulted in a lower average rate paid on deposits.

Interest expense on subordinated debt increased $2.3 million to $9.7 million for 2020 due primarily to the issuance of $100.0 million of subordinated debt in September 2019. The increase was partially offset by the redemption of $16.5 million of subordinated debt during the fourth quarter of 2019 and an additional $7.3 million in the first quarter of 2020. In turn, the reported cost of funds for subordinated debt decreased 47 basis points to 5.73% for 2020.

Provision for Credit Losses on Loans. The provision for credit losses on loans totaled $43.1 million in 2020 compared to $17.0 million in 2019. The higher provision for credit losses on loans was driven by higher net charge-offs, primarily in the first quarter of 2020, and by the implementation of CECL, which uses an economic forecast that now includes the impact of the COVID-19 pandemic. Continued loan growth in future periods, a decline in our current level of recoveries, a decline in our loans' credit quality, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions or credit quality, macroeconomic factors and conditions and loan composition, which drive the allowance for credit losses on loans.
Noninterest Income. The following table sets forth the major components of our noninterest income for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,			2020 Compared to 2019		2019 Compared to 2018
(dollars in thousands)	2020	2019	2018	Increase (decrease)		Increase (decrease)
Noninterest income:
Wealth management revenue	$22,802	$21,832	$20,513	$970	4.4%	$1,319	6.4%
Commercial FHA revenue	6,007	15,309	10,531	(9,302)	(60.8)	4,778	45.4
Residential mortgage banking revenue	9,812	2,928	5,729	6,884	235.1	(2,801)	(48.9)
Service charges on deposit accounts	8,603	11,027	10,440	(2,424)	(22.0)	587	5.6
Interchange revenue	12,266	11,992	10,674	274	2.3	1,318	12.3
Gain on sales of investment securities, net	1,721	674	464	1,047	155.3	210	45.3
(Impairment) recapture on commercial mortgage servicing rights	(12,337)	(2,139)	449	(10,198)	476.8	(2,588)	(576.4)
Bank owned life insurance	3,581	3,640	4,288	(59)	(1.6)	(648)	(15.1)
Other income	8,794	10,019	8,703	(1,225)	(12.2)	1,316	15.1
Total noninterest income	$61,249	$75,282	$71,791	$(14,033)	(18.6)%	$3,491	4.9%
Commercial FHA revenue. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service Love Funding’s current servicing portfolio of approximately $3.50 billion. Commercial FHA revenue for 2020 was $6.0 million, a decrease of $9.3 million compared to 2019. The decline in revenue is attributable to the sale of the loan origination platform in August resulting in a decline in interest rate locks. Interest rate lock commitments were $199.2 million in 2020, with 47% representing loan modifications which result in lower gain premiums than new originations. In 2019, interest rate lock commitments were $307.9 million, 1% of which were loan modifications.
Residential mortgage banking revenue. Residential mortgage banking revenue for 2020 totaled $9.8 million, compared to $2.9 million in 2019. The increase was primarily attributable to an increase in production as the decrease in the 10-year treasury rate stimulated a significant increase in mortgage activity. Loans originated in 2020 totaled $321.9 million, with 59% representing refinance transactions versus purchase transactions. Loans originated during the prior year totaled $156.8 million with 33% representing refinance transactions.
Service charges on deposit accounts. Service charges on deposit accounts were $8.6 million for 2020, a decline of $2.4 million from 2019. The decrease in revenue was attributable, primarily, to a decline in overdraft-related fees due to decreased business activities as a result of COVID-19.

Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $12.3 million for 2020 compared to $2.1 million for 2019. Loans serviced for others totaled $3.50 billion and $4.08 billion at December 31, 2020 and 2019, respectively. The impairment resulted from loan prepayments due to borrowers refinancing their loans in this low rate environment, coupled with a reduction in the assumed earnings rates related to escrow and replacement reserves.
Other noninterest income. The decrease of $1.2 million in other noninterest income primarily reflected a decrease in bridge loan fees from Love Funding in 2020 compared to 2019.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,			2020 Compared to 2019		2019 Compared to 2018
(dollars in thousands)	2020	2019	2018	Increase (decrease)		Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$85,557	$91,906	$97,410	$(6,349)	(6.9)%	$(5,504)	(5.7)%
Occupancy and equipment	17,552	18,811	18,994	(1,259)	(6.7)	(183)	(1.0)
Data processing	22,643	21,390	25,691	1,253	5.9	(4,301)	(16.7)
Professional	7,234	8,783	12,789	(1,549)	(17.6)	(4,006)	(31.3)
Marketing	3,498	3,927	4,757	(429)	(10.9)	(830)	(17.4)
Communications	4,052	3,693	5,010	359	9.7	(1,317)	(26.3)
Amortization of intangible assets	6,504	7,090	6,956	(586)	(8.3)	134	1.9
Loss (gain) on mortgage servicing rights held for sale	1,692	(490)	458	2,182	(445.3)	(948)	(207.0)
Impairment related to facilities optimization	12,847	3,577	—	9,270	259.2	3,577	100.0
FHLB advances prepayment fees	4,872	—	—	4,872	100.0	—	—
Other expense	17,559	16,954	19,578	605	3.6	(2,624)	(13.4)
Total noninterest expense	$184,010	$175,641	$191,643	$8,369	4.8%	$(16,002)	(8.3)%
Salaries and employee benefits. Salaries and employee benefits expense for 2020 totaled $85.6 million, compared to $91.9 million in 2019. The Company employed 904 employees at December 31, 2020 compared to 1,100 employees at December 31, 2019. The reduction in staff was primarily due to a reduction of 50 full-time employee positions announced in January 2020, the sale of our commercial FHA loan origination platform in August 2020 and the closure of 13 banking facilities in December 2020. Bonus expense was less in 2020 compared to 2019 due to anticipated financial results not meeting established thresholds for these annual awards.
Occupancy and equipment expense. The $1.3 million decrease in expense was primarily due to the Company operating fewer offices in 2020 compared to 2019. The Company closed six offices in the third quarter of 2019 related to our branch network consolidation plan as a result of the HomeStar acquisition. In the third quarter of 2020, we vacated the Love Funding offices as a result of the sale of the commercial FHA loan origination platform, and in December 2020, we closed 13 branches and vacated approximately 23,000 square feet of corporate office space. At December 31, 2020, the Company operated 52 full-service banking centers.
Data processing fees. The $1.3 million increase in data processing fees during 2020, as compared to 2019, was primarily the result of our continuing investments in technology to better serve our growing customer base.

Professional fees. The $1.5 million decrease in professional fees in 2020 as compared to 2019 was primarily the result of legal and consulting expenses incurred during the second and third quarters of 2019 related to the acquisition of HomeStar.
Loss on mortgage servicing rights held for sale. The Company recognized losses of $1.7 million on mortgage servicing rights held for sale in 2020 compared to a gain of $0.5 million in 2019. Market disruption as a result of COVID-19 resulted in a decreased demand by potential acquirers and a resulting decrease in value.
Impairment on facilities optimization. In the third quarter of 2020, the Company announced it would close or consolidate 13 branches, or 20% of its branch network, and vacate approximately 23,000 square feet of corporate office space by the end of 2020. As a result of this plan, we recorded $12.8 million of asset impairment on existing banking facilities. In 2019, the Company recorded $3.6 million of asset impairment on six banking facilities related to our branch network consolidation plan as a result of the HomeStar acquisition.

FHLB advances prepayment fees. In the fourth quarter of 2020, the Company pre-paid $114.2 million of FHLB advances with a weighted average interest rate of 2.10% and maturity dates ranging from 2021 to 2024. As a result, we paid prepayment fees of $4.9 million.
Income Tax Expense. Income tax expense was $9.5 million in 2020 compared to $16.7 million in 2019. Effective tax rates for 2020 and 2019 were 29.6% and 23.0%, respectively. The significant increase in the effective tax rates resulted from Love Funding's asset sale in the third quarter of 2020, as goodwill of $10.9 million was derecognized and was not deductible for tax purposes, generating tax expense of $3.0 million.
Financial Condition
Assets. Total assets increased to $6.87 billion at December 31, 2020, as compared to $6.09 billion at December 31, 2019.
Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2020, 2019, 2018, 2017 and 2016:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Book Value	%	Book Value	%	Book Value	%	Book Value	%	Book Value	%
Loans:
Commercial	$1,685,575	33.0%	$1,055,185	24.0%	$810,884	19.6%	$555,930	17.2%	$457,827	19.7%
Commercial real estate	1,525,973	29.9	1,526,504	34.7	1,639,155	39.6	1,440,011	44.6	969,615	41.8
Construction and land development	172,737	3.4	208,733	4.7	232,229	5.6	200,587	6.2	177,325	7.7
Total commercial loans	3,384,285		2,790,422		2,682,268		2,196,528		1,604,767
Residential real estate	442,880	8.7	568,291	12.9	578,048	14.0	453,552	14.1	253,713	10.9
Consumer	866,102	17.0	710,116	16.1	613,184	14.8	371,455	11.5	270,017	11.6
Lease financing	410,064	8.0	332,581	7.6	264,051	6.4	205,143	6.4	191,479	8.3
Total loans, gross	5,103,331		4,401,410		4,137,551		3,226,678		2,319,976
Allowance for credit losses on loans	(60,443)	1.2	(28,028)	0.6	(20,903)	0.5	(16,431)	0.5	(14,862)	0.6
Total loans, net	$5,042,888		$4,373,382		$4,116,648		$3,210,247		$2,305,114
Total loans increased $701.9 million to $5.10 billion at December 31, 2020 as compared to December 31, 2019. The loan growth was primarily reflected in our commercial loan portfolio, which increased $630.4 million from $1.06 billion at December 31, 2019 to $1.69 billion at December 31, 2020. At December 31, 2020, PPP loans totaled $184.4 million, all of which were included in our commercial loan portfolio. Advances on our HUD warehouse lines of credit increased $219.2 million to $273.3 million at December 31, 2020, which are included in our commercial loan portfolio. We also continued to see loan growth from our equipment financing business, which is booked in the commercial loans and lease financing portfolios. Consumer loans increased $156.0 million as a result of our relationship with GreenSky. These increases were offset in part by payoffs and repayments in the residential real estate portfolio. We anticipate that loan growth will remain slow in the future for our commercial real estate and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.
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

	For the Year Ended December 31,
	2020		2019		2018
(dollars in thousands)	Acquired	Net Growth (Attrition)	Acquired	Net Growth (Attrition)	Acquired	Net Growth (Attrition)
Commercial	$—	$630,390	$36,094	$208,207	$198,866	$56,088
Commercial real estate	—	(531)	98,617	(211,268)	347,360	(148,216)
Construction and land development	—	(35,996)	13,649	(37,145)	44,856	(13,214)
Total commercial loans	—	593,863	148,360	(40,206)	591,082	(105,342)
Residential real estate	—	(125,411)	58,081	(67,838)	120,645	3,851
Consumer	—	155,986	4,629	92,303	74,459	167,270
Lease financing	—	77,483	—	68,530	—	58,908
Total loans	$—	$701,921	$211,070	$52,789	$786,186	$124,687
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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2020:

	December 31, 2020
	Within One Year		One Year to Five Years		After Five Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Loans:
Commercial	$66,245	$549,184	$794,981	$76,430	$97,406	$101,329	$1,685,575
Commercial real estate	259,328	49,129	665,984	233,137	92,859	225,536	1,525,973
Construction and land development	9,685	28,396	45,542	72,773	194	16,147	172,737
Total commercial loans	335,258	626,709	1,506,507	382,340	190,459	343,012	3,384,285
Residential real estate	3,079	8,541	17,174	33,700	176,956	203,430	442,880
Consumer	4,345	2,957	849,534	7,642	1,624	—	866,102
Lease financing	9,575	—	356,340	—	44,149	—	410,064
Total loans	$352,257	$638,207	$2,729,555	$423,682	$413,188	$546,442	$5,103,331
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
Analysis of the Allowance for Credit Losses on Loans. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Allowance	% (2)	Allowance(1)	% (2)	Allowance(1)	% (2)	Allowance(1)	% (2)	Allowance(1)	% (2)
Loans:
Commercial	$19,851	1.18%	$10,031	0.95%	$9,524	1.17%	$5,256	0.95%	$5,920	1.29%
Commercial real estate	25,465	1.67	10,272	0.67	4,723	0.29	5,044	0.35	3,225	0.33
Construction and land development	1,433	0.83	290	0.14	372	0.16	518	0.26	345	0.19
Total commercial loans	46,749	1.38	20,593	0.74	14,619	0.55	10,818	0.49	9,490	0.59
Residential real estate	3,929	0.89	2,499	0.44	2,041	0.35	2,750	0.61	2,929	1.15
Consumer	2,338	0.27	2,642	0.37	2,154	0.35	1,344	0.36	930	0.34
Lease financing	7,427	1.81	2,294	0.69	2,089	0.79	1,519	0.74	1,513	0.79
Total allowance for credit losses on loans	$60,443	1.18	$28,028	0.64	$20,903	0.51	$16,431	0.51	$14,862	0.64
(1)Information presented prior to December 31, 2020 was modeled under the incurred loss model.
(2)Represents the percentage of the allowance to total loans in the respective category.
As discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements, our policies and procedures related to accounting for credit losses changed on January 1, 2020 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of models which measure (i) probability of default, which is the likelihood that loan will stop performing/default, (ii) loss given default, which is the expected loss rate for loans in default, (iii) assumed prepayment speed, which is the likelihood that a loan will prepay or pay-off prior to maturity, and (iv) exposure at default , which is the estimated outstanding principal balance of the loans upon default. We continue to evaluate our level of reserves in light of the COVID-19 pandemic.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the years indicated:

	As of and for the Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$28,028	$20,903	$16,431	$14,862	$15,988
Charge-offs:
Commercial	5,589	3,412	1,236	737	4,252
Commercial real estate	13,637	3,339	492	6,552	1,177
Construction and land development	376	44	—	—	1
Residential real estate	522	1,076	361	698	966
Consumer	1,624	1,946	1,876	794	301
Lease financing	3,706	2,251	3,024	1,041	1,039
Total charge-offs	25,454	12,068	6,989	9,822	7,736
Recoveries:
Commercial	147	67	563	191	263
Commercial real estate	324	949	378	492	264
Construction and land development	107	15	81	63	94
Residential real estate	184	142	169	518	174
Consumer	645	667	530	254	100
Lease financing	530	368	310	317	124
Total recoveries	1,937	2,208	2,031	1,835	1,019
Net charge-offs	23,517	9,860	4,958	7,987	6,717
Provision for credit losses on loans	43,149	16,985	9,430	9,556	5,591
Balance, end of period	$60,443	$28,028	$20,903	$16,431	$14,862
Gross loans, end of period	$5,103,331	$4,401,410	$4,137,551	$3,226,678	$2,319,976
Average total loans	$4,721,823	$4,232,810	$3,929,074	$2,841,604	$2,143,787
Net charge-offs to average loans	0.50%	0.23%	0.13%	0.28%	0.31%
Allowance to total loans	1.18%	0.64%	0.51%	0.51%	0.64%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.50% and 0.23% for 2020 and 2019, respectively.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of December 31, 2020. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts. Purchased credit impaired loans were not reported as nonperforming loans in periods prior to January 1, 2020. Effective January 1, 2020, PCI loans were reclassified as PCD loans as a result of the adoption of CECL, and due to this change, are included in nonperforming loans.

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonperforming loans:
Commercial	$7,995	$6,278	$8,928	$4,103	$6,548
Commercial real estate	27,269	23,462	23,868	13,997	18,398
Construction and land development	2,863	1,349	1,307	843	84
Residential real estate	13,030	9,024	7,270	6,184	5,029
Consumer	303	376	569	287	213
Lease financing	2,610	1,593	957	1,346	1,331
Total nonperforming loans	54,070	42,082	42,899	26,760	31,603
Other real estate owned and other repossessed assets	21,362	7,945	3,000	4,134	2,947
Nonperforming assets	$75,432	$50,027	$45,899	$30,894	$34,550
Nonperforming loans to total loans	1.06%	0.96%	1.04%	0.83%	1.36%
Nonperforming assets to total assets	1.10%	0.82%	0.81%	0.70%	1.07%
    We did not recognize interest income on nonaccrual loans during the years ended December 31, 2020, 2019 and 2018 while they were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $3.3 million, $2.2 million and $1.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $70,000 in 2020, $117,000 in 2019 and $97,000 in 2018.
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
We use a ten grade risk rating system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 7, which are "special mention," and loans with a risk grade of 8, which are "substandard" loans that are not considered to be nonperforming. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank's senior management team. Additionally, the Company initiated a re-evaluation of the accuracy of loan grades assigned to its commercial loan portfolio during the second quarter of 2020. Effects as a result of the pandemic may continue, potentially resulting in additional loans being identified.
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial Real Estate		Construction & Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
December 31, 2020	$43,890	$29,708	$83,424	$166,769	$454	$11,176	$335,421
December 31, 2019	17,435	22,952	18,450	66,231	2,420	1,250	128,738
December 31, 2018	34,857	12,956	14,934	45,263	3,448	—	111,458
December 31, 2017	12,588	27,419	12,260	14,770	—	—	67,037
December 31, 2016	10,930	12,037	8,735	11,039	—	450	43,191
(1)Includes only those 8-rated loans that are not included in nonperforming loans.

Commercial real estate loans with a risk rating of 7 or 8 increased to $250.2 million as of December 31, 2020, compared to $84.7 million as of December 31, 2019, primarily due to COVID-19 related loan deferral requests. As requests were evaluated, loan risk ratings were adjusted as necessary. Loan modifications related to the hotel industry totaled $82.6 million with risk rating downgrades applied to $76.7 million of those loans.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table sets forth the book value and percentage of each category of investment securities at December 31, 2020, 2019 and 2018. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31,
	2020		2019		2018
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$—	—	$—	—%	$24,650	3.8%
U.S government sponsored entities and U.S. agency securities	35,567	5.2	60,020	9.2	75,684	11.5
Mortgage-backed securities - agency	344,577	50.9	324,974	50.0	326,305	49.6
Mortgage-backed securities - non-agency	20,744	3.1	17,148	2.7	—	—
State and municipal securities	129,765	19.2	124,555	19.2	159,262	24.2
Corporate securities	146,058	21.6	122,736	18.9	71,550	10.9
Total investment securities available for sale, at fair value	$676,711	100.0%	$649,433	100.0%	$657,451	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2020. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31, 2020
(dollars in thousands)	Book Value	% of Total	Weighted Average Yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$17,024	2.5%	2.5%
Maturing in one to five years	2,718	0.4	2.4
Maturing in five to ten years	9,903	1.5	1.0
Maturing after ten years	5,922	0.9	2.0
Total U.S. government sponsored entities and U.S. agency securities	$35,567	5.3%	2.0%

Mortgage-backed securities - agency:
Maturing within one year	$38,604	5.7%	2.3%
Maturing in one to five years	165,422	24.4	2.3
Maturing in five to ten years	30,319	4.5	1.9
Maturing after ten years	110,232	16.3	1.8
Total mortgage-backed securities - agency	$344,577	50.9%	2.1%

Mortgage-backed securities - non-agency:
Maturing within one year	$4,595	0.7%	2.5%
Maturing in one to five years	16,149	2.4	2.3
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total mortgage-backed securities - non-agency	$20,744	3.1%	2.4%

State and municipal securities (1):
Maturing within one year	$6,033	0.9%	4.0%
Maturing in one to five years	44,284	6.5	3.9
Maturing in five to ten years	49,162	7.3	3.5
Maturing after ten years	30,286	4.5	3.1
Total state and municipal securities	$129,765	19.2%	3.6%

Corporate securities:
Maturing within one year	$8,272	1.2%	3.4%
Maturing in one to five years	16,468	2.4	2.8
Maturing in five to ten years	121,318	17.9	4.9
Maturing after ten years	—	—	—
Total corporate securities	$146,058	21.5%	4.6%
Total investment securities available for sale	$676,711	100.0%	2.9%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal statutory income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at December 31, 2020:

	December 31, 2020
	Amortized Cost	Estimated Fair Value	Average Credit Rating
(dollars in thousands)			AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$35,287	$35,567	$17,024	$18,543	$—	$—	$—	$—
Mortgage-backed securities - agency	338,340	344,577	2,586	341,991	—	—	—	—
Mortgage-backed securities - non-agency	20,411	20,744	20,744	—	—	—	—	—
State and municipal securities	122,488	129,765	18,203	93,956	7,431	1,604	491	8,080
Corporate securities	145,187	146,058	—	—	29,123	113,185	—	3,750
Total investment securities available for sale	$661,713	$676,711	$58,557	$454,490	$36,554	$114,789	$491	$11,830
    Operating Lease Right-of-Use Asset. Operating lease ROU assets totaled $9.2 million at December 31, 2020 compared to $14.2 million at December 31, 2019. The Company terminated or impaired $4.1 million ROU assets related to its facilities optimization plan and sale of its commercial FHA origination platform.
Goodwill and Other Intangible Assets. Goodwill was $161.9 million at December 31, 2020 compared to $171.8 million at December 31, 2019. Goodwill represents the excess of consideration paid in an acquisition over the fair value of the net assets acquired. The $9.9 million decrease in 2020 primarily resulted from goodwill derecognized as a result of the sale of our commercial FHA origination platform in the third quarter of 2020.
Our other intangible assets, which consist of core deposit and trust relationship intangibles, were $28.4 million and $34.9 million at December 31, 2020 and 2019, respectively. The decrease in other intangibles was due to amortization expense of $6.5 million.
Liabilities. Total liabilities increased to $6.25 billion at December 31, 2020 compared to $5.43 billion at December 31, 2019.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $556.8 million to $5.10 billion at December 31, 2020, as compared to December 31, 2019. The increase primarily resulted from organic deposit growth of $140.4 million in commercial deposits, $122.6 million in retail deposits, $154.1 million in servicing deposits and $152.7 million in our ICS product. Commercial deposit growth included increases from PPP funds deposited. The growth was partially offset by the intentional reduction of $26.7 million in brokered time deposits. At December 31, 2020, total deposits were comprised of 28.8% of noninterest-bearing demand accounts, 57.9% of interest-bearing transaction accounts and 13.3% of time deposits. At December 31, 2020, brokered time deposits totaled $23.1 million, or 0.5% of total deposits, compared to $49.7 million, or 1.1% of total deposits, at December 31, 2019.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020		2019		2018
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposits
Noninterest-bearing demand	$1,255,031	—	$959,363	—	$947,328	—
Interest-bearing:
Checking	1,499,199	0.27%	1,112,879	0.59%	981,768	0.36%
Money market	831,458	0.46	775,475	1.00	812,639	0.76
Savings	567,398	0.04	489,270	0.18	426,526	0.18
Time, less than $250,000	611,570	1.78	664,850	1.97	545,295	1.21
Time, $250,000 and over	100,774	1.88	102,733	2.32	78,817	1.39
Time, brokered	24,387	2.52	136,503	2.52	188,993	2.09
Total interest-bearing	3,634,786	0.59	3,281,710	1.04	3,034,038	0.73
Total deposits	$4,889,817	0.44%	$4,241,073	0.81%	$3,981,366	0.55%
    The following table sets forth the maturity of time deposits of $250,000 or more and brokered deposits as of December 31, 2020:

	December 31, 2020
	Maturity Within:
(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$15,519	$26,614	$38,298	$7,868	$88,299
Time, brokered	4,655	1,142	8,784	8,245	22,826
Total	$20,174	$27,756	$47,082	$16,113	$111,125
Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings were $69.0 million at December 31, 2020 compared to $82.0 million at December 31, 2019. The decrease was driven by customers migrating to a new deposit product. The weighted average interest rate on our short-term borrowings was 0.12% and 0.67% at December 31, 2020 and 2019, respectively.
FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $779.2 million and $493.3 million as of December 31, 2020 and 2019, respectively. As mentioned previously, the Company pre-paid $114.2 million of FHLB advances with a weighted average interest rate of 2.10% and maturity dates ranging from 2021 to 2024. At year-end, the Company borrowed an additional $200.0 million from the FHLB as a result of advances on its HUD warehouse lines. These borrowings were at a rate of 0.25% with terms of less than 30 days. The weighted average cost of the FHLB borrowings was 1.32% at December 31, 2020.
Operating Lease Liabilities. Operating lease liabilities totaled $12.0 million at December 31, 2020 compared to $15.4 million at December 31, 2019. Operating lease obligations of $2.1 million were assumed by the buyer in the sale of our commercial FHA origination platform.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.
Shareholders’ equity decreased $40.5 million to $621.4 million at December 31, 2020 as compared to December 31, 2019. The Company generated net income of $22.5 million during 2020 and had an increase in accumulated other comprehensive income of $4.0 million. Offsetting these increases to shareholders’ equity were $25.0 million of dividends to common shareholders and $39.6 million in common stock repurchases. In addition, the Company recorded a $7.2 million reduction to retained earnings related to the adoption of CECL effective January 1, 2020.
On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which amount was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. On December 2, 2020, the Company announced that the Board had extended the term of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2020, $43.4 million, or 2,472,736 shares of the Company’s common stock, had been repurchased under the program.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $76.5 million and $87.4 million at December 31, 2020 and December 31, 2019, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $54.4 million and $21.6 million at December 31, 2020 and December 31, 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $68.1 million and $24.3 million at December 31, 2020 and 2019, respectively. There were no outstanding borrowings at December 31, 2020 and 2019.
The Company has the option of obtaining additional liquidity by participating in the Paycheck Protection Program Liquidity Facility (“Facility”). Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility will be valued at the principal amount of the PPP loan. No loans have been pledged under the Facility as of December 31, 2020.
At December 31, 2020, the Company had available federal funds lines of credit totaling $20.0 million, which were unused.
At December 31, 2020 and 2019, we had capacity to borrow $334.0 million and $481.0 million, respectively, from the FHLB. The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling $1.86 billion and $1.94 billion at December 31, 2020 and 2019, respectively.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at December 31, 2020, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
In December 2018, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.
At December 31, 2020, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.
The following table presents the Company and the Bank’s capital ratios and the minimum requirements at December 31, 2020:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	13.24%	10.50%	N/A
Midland States Bank	11.77	10.50	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	9.20	8.50	N/A
Midland States Bank	10.78	8.50	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	7.99	7.00	N/A
Midland States Bank	10.78	7.00	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	7.50	4.00	N/A
Midland States Bank	8.78	4.00	5.00
(1)Total risk-based capital ratio, Common equity tier 1 risk-based capital ratio and Tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.
Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations at December 31, 2020:

	Payments Due
(dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Deposits without a stated maturity	$4,422,304	$—	$—	$—	$4,422,304
Time deposits	540,931	116,598	21,131	52	678,712
Securities sold under repurchase agreements	68,957	—	—	—	68,957
FHLB advances and other borrowings	304,000	225,000	150,000	100,171	779,171
Operating lease obligations	1,893	3,624	1,998	4,443	11,958
Subordinated debt	—	—	31,620	138,175	169,795
Trust preferred debentures	—	—	—	48,814	48,814
Total contractual obligations	$5,338,085	$345,222	$204,749	$291,655	$6,179,711
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
We actively manage interest rate risk, as changes in market interest rates may have a significant impact on reported earnings. Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. Our Board of Directors’ Risk Policy and Compliance Committee oversees interest rate, as well as the establishment of risk measures, limits, and policy guidelines for managing the amount of interest rate and mortgage price risk and its effect on net interest income and capital. Responsibility for measuring and the management of interest rate risk resides with Corporate Treasury. Our Risk Policy and Compliance Committee meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.
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
NII at risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are our best estimates based on studies conducted by the treasury group. The treasury group uses a data warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to continuously refine assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed periodically.
We also have longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. The Risk Policy and Compliance Committee uses EVE to study the impact of long-term cash flows on earnings and on capital. EVE involves discounting present values of all cash flows of on and off-balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our EVE. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow us to measure longer-term repricing and option risk in the balance sheet.
The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
December 31, 2020:
Dollar change	$(6,585)	$5,790	$10,376
Percent change	(3.1)%	2.7%	4.9%
December 31, 2019:
Dollar change	$(10,540)	$2,404	$1,750
Percent change	(5.4)%	1.2%	0.9%
December 31, 2018:
Dollar change	$(8,497)	$2,694	$4,623
Percent change	(4.3)%	1.4%	2.4%
    We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models

−100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for the +100 and +200 and the -100 basis point scenarios at December 31, 2020.
Tolerance levels for risk management require the continuing development of remediation plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at December 31, 2020, projected that our earnings exhibited decreased sensitivity at −100 basis point scenario to changes in interest rates compared to December 31, 2019.
The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	100	200
December 31, 2020:
Dollar change	$(90,487)	$74,568	$131,224
Percent change	(13.9)%	11.5%	20.2%
December 31, 2019:
Dollar change	$(91,101)	$49,546	$73,267
Percent change	(16.3)%	8.9%	13.1%
December 31, 2018:
Dollar change	$(80,035)	$40,599	$69,461
Percent change	(12.7)%	6.4%	11.0%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
The EVE reported at December 31, 2020 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within board policy limits for the +100 and +200 basis point scenarios at December 31, 2020 and out of compliance for the -100 basis point scenario. The Bank is reviewing strategies to bring this position into policy compliance.
Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from mortgage-backed securities, derivative instruments, and equity investments.
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
Accounting policies, as described in detail in the notes to our consolidated financial statements, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates that are likely to occur from period to period, or using different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.
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
The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on equity securities and trading securities flow directly through earnings during the periods in which they arise. Trading, equity and investment securities available for sale are measured at fair value each reporting period. Unrealized gains and losses on investment securities available for sale are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or it is determined that a credit loss exists. If a credit loss exists, an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recorded in other comprehensive income.
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
Allowance for Credit Losses on Loans. The allowance for credit losses on loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. The accounting policy related to the allowance for credit losses on loans is considered to be critical as this policy involves considerable subjective judgment and estimation by management. As discussed in Note 1 - Summary of Significant Accounting Policies, our policy related to the allowance for credit losses on loans changed on January 1, 2020 in connection with the adoption of CECL. The allowance for credit losses on loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the loan. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors.
We utilize a probability of default/loss given default methodology in in combination with qualitative factors in to determine expected future credit losses for performing loans. This method, a form of migration analysis, combines the estimated probability of loans experiencing default events and the losses ultimately associated with the loans experiencing those defaults. The probability of default is the risk that the borrower will be unable or unwilling to repay its debt in full or on time. Probability of default is generally associated with financial characteristics such as inadequate cash flow to service debt, declining revenues or operating margins, high leverage, declining or marginal liquidity, and the inability to successfully implement a business plan. The loss given default component is the percentage of defaulted loan balance that is ultimately charged off. Multiplying one by the other gives the Company its loss rate, which is then applied to the loan portfolio balance to determine expected future losses. The model utilizes linear regression analysis to develop default rates based on forecasted macroeconomic variables that correlate to and are predictive of losses. The selected variables were evaluated based on regression analysis output to determine the statistical fit of the variables used to forecasted expected credit losses. Qualitative factors include items such as changes in lending policies or procedures, asset specific risks, the impact of COVID-19 on customers' operations and economic uncertainty in forward-looking forecasts.

The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations. The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.
Goodwill. For acquisitions, we are required to record the assets acquired, including identified intangible assets such as goodwill, and the liabilities assumed at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill resides.

In the second quarter of 2020, the Company performed a Step 1 impairment analysis of its goodwill, as an unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations, including our stock price. These events indicated that goodwill may be impaired. As a result of the analysis, we concluded that our goodwill was not impaired. The Company performed its required annual impairment test as of August 31, 2020, accelerating its annual measurement date from the previous date of September 30. The Company concluded that its estimated fair value was greater than its book value and impairment of goodwill was not required. No events or circumstances since the August 31, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
On a quarterly basis, we will continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future. A prolonged economic downturn or deterioration in the economic outlook may lead management to conclude that an interim quantitative impairment test of our goodwill is required prior to the annual impairment test conducted on August 31.
Loan Servicing Rights. On a periodic basis, the Company sells residential mortgage loans, commercial FHA mortgage loans and SBA loans in the secondary market. Loan servicing rights resulting from us retaining the right to service the loans sold are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Loan servicing rights are amortized in proportion to and over the period of estimated net servicing income.
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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are included under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of Midland States Bancorp, Inc.
Effingham, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2020, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
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
Allowance for Credit Losses on Loans
On January 1, 2020 the Company adopted ASC 326, Financial Instruments – Credit Losses, which, among other things, modified the allowance calculation to consider expected losses over the estimated life of loans instead of incurred losses. The Company recorded a reduction to retained earnings net of tax of $7,172,000 as a cumulative-effect adjustment as a result of the adoption of the standard on January 1, 2020. See change in accounting principle explanatory paragraph above. As of December 31, 2020, the Company’s allowance for credit losses on loans was $60,443,000, and the provision for credit losses on loans was $43,149,000 for the year then ended. Refer to Notes 1 and 5 of the consolidated financial statements for information on the allowance for credit losses under CECL.
Upon adoption and in continued application of CECL, the Company employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The estimated PD and LGD rates are applied to the estimated exposure at default (“EAD”) to calculate expected credit losses. The Company’s CECL model utilizes linear regression analysis to develop default rates based on forecasted macroeconomic variables that correlate to and are predictive of losses. The methodologies utilized to develop and implement the macroeconomic factors that drive the loss estimates in the forecasting model were complex in their use of linear regression modeling techniques. The process involved the selection of the macroeconomic variables and the evaluation of regression analysis outputs to determine the statistical fit of the macroeconomic variables used to forecast expected credit losses. The Company also developed a qualitative analysis framework to address asset specific risks, changes in economic and business conditions, the impact of COVID-19 on its customers’ operations and/or other factors that were not inherently considered by the model for each portfolio segment. Significant management judgment was required in evaluating the qualitative adjustments used in the analysis.
The audit procedures over the modeling techniques used to determine loss estimates and the selection and application of the macroeconomic variables involved a high degree of auditor judgment and required significant audit effort, including the use of more experienced audit personnel and use of our credit and valuation specialists due to its complexity. Additionally, the audit procedures over the qualitative adjustments utilized in management’s methodology involved challenging and subjective auditor judgment. Therefore, we identified auditing the CECL modeling techniques and qualitative risk factors as a critical audit matter.
The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of the Company’s controls over:
◦The Company’s allowance committee’s oversight and approval of management’s application of accounting policies, and selection and implementation of PD and LGD assumptions.
◦Management’s review relating to selection and implementation of relevant macroeconomic variables and their appropriateness.
◦Management’s review over the calculation methodologies, adjustments, and validation of the allowance model.
◦The completeness and accuracy of internal data used in the loss estimation models and in the qualitative analysis framework.
◦Management’s review over the relevance and reliability of external data used in the loss estimation model and qualitative analysis framework.
◦The mathematical accuracy of the qualitative adjustments.
•Evaluated the reasonableness and appropriateness of the methodologies employed for suitability under the standard including, but not limited to, evaluating their conceptual soundness and testing the PD models and LGD assumptions and judgments in estimating expected credit losses.
•Tested the internal data used in the loss estimation model for completeness and accuracy.
•Specific to qualitative analysis we performed the following procedures, among others:
◦Assessed the appropriateness and reasonableness of the framework developed for the qualitative analysis including evaluating management’s judgments as to which factors impacted the qualitative analysis for each portfolio segment.
◦Evaluated the reasonableness and the relevance of data used in the qualitative analysis methodology.
◦Performed testing over the accuracy of inputs utilized in the calculation of qualitative analysis for each portfolio segment.
◦Tested the mathematical accuracy of the calculation of the qualitative adjustments.
Commercial FHA Servicing Rights – Determining the Fair Value
As described in Notes 1 and 8 to the consolidated financial statements, as part of its commercial mortgage banking activities, the Company holds mortgage servicing rights (“MSR’s”) resulting from the right to service loans that are sold in the secondary market. These MSR’s are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value.
Determining the fair value of the MSR is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements. The fair value is estimated by using a cash flow valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, escrow and replacement reserves, and other economic factors which are estimated based on current market conditions.
We identified the fair value determination of the commercial FHA mortgage servicing rights as a critical audit matter as the valuation methodology is complex and includes assumptions and estimates over unobservable inputs which require significant judgment to evaluate. Changes in these estimates and assumptions may have a material impact on the Company’s financial position or the results of operations. Auditing these elements involved challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of the Company’s controls over:
◦The review of the completeness and accuracy of the data that is provided to the third-party valuation firm.
◦The review and approval by management of the valuation model, including the independent review of the significant assumptions and inputs used and the concluded placement within the calculated range.
•Used a third-party valuation specialist to assist in the evaluation of the reasonableness of fair value of the commercial FHA mortgage servicing rights.

•Tested the mathematical accuracy of the calculation.
•Tested the completeness and accuracy of the internal loan data used in the valuation model.

Crowe LLP
We have served as the Company’s auditor since 2017.
Indianapolis, Indiana
February 26, 2021

MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$337,080	$392,694
Federal funds sold	4,560	1,811
Cash and cash equivalents	341,640	394,505
Investment securities available for sale, at fair value (allowance for credit losses of $366 at December 31, 2020)	676,711	649,433
Equity securities, at fair value	9,424	5,621
Loans	5,103,331	4,401,410
Allowance for credit losses on loans	(60,443)	(28,028)
Total loans, net	5,042,888	4,373,382
Loans held for sale	138,090	16,431
Premises and equipment, net	74,124	91,055
Operating lease right-of-use assets	9,177	14,224
Other real estate owned	20,247	6,745
Nonmarketable equity securities	56,596	44,505
Accrued interest receivable	23,545	16,346
Loan servicing rights, at lower of cost or fair value	39,276	53,824
Goodwill	161,904	171,758
Other intangible assets, net	28,382	34,886
Cash surrender value of life insurance policies	146,004	142,423
Other assets	100,532	71,879
Total assets	$6,868,540	$6,087,017

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,469,579	$1,019,472
Interest-bearing	3,631,437	3,524,782
Total deposits	5,101,016	4,544,254
Short-term borrowings	68,957	82,029
FHLB advances and other borrowings	779,171	493,311
Subordinated debt	169,795	176,653
Trust preferred debentures	48,814	48,288
Operating lease liabilities	11,958	15,369
Other liabilities	67,438	65,202
Total liabilities	6,247,149	5,425,106

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,325,471 and 24,420,345 shares issued and outstanding at December 31, 2020 and 2019, respectively	223	244
Capital surplus	453,410	488,305
Retained earnings	156,327	165,920
Accumulated other comprehensive income	11,431	7,442
Total shareholders’ equity	621,391	661,911
Total liabilities and shareholders’ equity	$6,868,540	$6,087,017
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest income:
Loans:
Taxable	$217,459	$218,416	$194,688
Tax exempt	3,110	3,593	3,327
Loans held for sale	1,881	1,375	1,749
Investment securities:
Taxable	14,789	14,690	13,894
Tax exempt	3,532	4,098	4,553
Nonmarketable equity securities	2,638	2,395	1,980
Federal funds sold and cash investments	1,479	4,951	3,176
Total interest income	244,888	249,518	223,367
Interest expense:
Deposits	21,498	34,194	22,054
Short-term borrowings	178	835	698
FHLB advances and other borrowings	12,033	13,935	11,347
Subordinated debt	9,730	7,404	6,056
Trust preferred debentures	2,313	3,335	3,125
Total interest expense	45,752	59,703	43,280
Net interest income	199,136	189,815	180,087
Provision for credit losses:
Provision for credit losses on loans	43,149	16,985	9,430
Provision for credit losses on unfunded commitments	846	—	—
Provision for other credit losses	366	—	—
Total provision for credit losses	44,361	16,985	9,430
Net interest income after provision for credit losses	154,775	172,830	170,657
Noninterest income:
Wealth management revenue	22,802	21,832	20,513
Commercial FHA revenue	6,007	15,309	10,531
Residential mortgage banking revenue	9,812	2,928	5,729
Service charges on deposit accounts	8,603	11,027	10,440
Interchange revenue	12,266	11,992	10,674
Gain on sales of investment securities, net	1,721	674	464
(Impairment) recapture on commercial mortgage servicing rights	(12,337)	(2,139)	449
Bank owned life insurance	3,581	3,640	4,288
Other income	8,794	10,019	8,703
Total noninterest income	61,249	75,282	71,791
Noninterest expense:
Salaries and employee benefits	85,557	91,906	97,410
Occupancy and equipment	17,552	18,811	18,994
Data processing	22,643	21,390	25,691
Professional	7,234	8,783	12,789
Marketing	3,498	3,927	4,757
Communications	4,052	3,693	5,010
Amortization of intangible assets	6,504	7,090	6,956
Loss (gain) on mortgage servicing rights held for sale	1,692	(490)	458
Impairment related to facilities optimization	12,847	3,577	—
FHLB advances prepayment fees	4,872	—	—
Other expense	17,559	16,954	19,578
Total noninterest expense	184,010	175,641	191,643
Income before income taxes	32,014	72,471	50,805
Income taxes	9,477	16,687	11,384
Net income	22,537	55,784	39,421
Preferred stock dividends and premium amortization	—	46	141
Net income available to common shareholders	$22,537	$55,738	$39,280
Per common share data:
Basic earnings per common share	$0.95	$2.28	$1.69
Diluted earnings per common share	$0.95	$2.26	$1.66
Weighted average common shares outstanding	23,336,881	24,288,793	23,130,475
Weighted average diluted common shares outstanding	23,346,126	24,493,431	23,549,025
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$22,537	$55,784	$39,421
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	6,454	13,847	(4,845)
Provision for credit loss expense	366	—	—
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(1,721)	(674)	(464)
Income tax effect	(1,402)	(3,623)	1,443
Change in investment securities available for sale, net of tax	3,697	9,550	(3,866)
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	403	—	—
Income tax effect	(111)	—	—
Change in cash flow hedges, net of tax	292	—	—
Other comprehensive income (loss), net of tax	3,989	9,550	(3,866)
Total comprehensive income	$26,526	$65,334	$35,555
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balance at December 31, 2017	$2,970	$191	$330,148	$114,478	$1,758	$449,545
Net income	—	—	—	39,421	—	39,421
Other comprehensive loss	—	—	—	—	(3,866)	(3,866)
Acquisition of Alpine Bancorporation, Inc.	—	45	139,876	—	—	139,921
Preferred dividends declared	—	—	—	(330)	—	(330)
Preferred stock, premium amortization	(189)	—	—	189	—	—
Common dividends declared ($0.88 per share)	—	—	—	(19,977)	—	(19,977)
Share-based compensation expense	—	—	1,533	—	—	1,533
Issuance of common stock under employee benefit plans	—	2	2,276	—	—	2,278
Balance at December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	55,784	—	55,784
Other comprehensive income	—	—	—	—	9,550	9,550
Acquisition of HomeStar Financial Group, Inc.	—	4	10,335	—	—	10,339
Preferred dividends declared	—	—	—	(191)	—	(191)
Preferred stock, premium amortization	(145)	—	—	145	—	—
Redemption of Series H preferred stock	(2,636)	—	—	—	—	(2,636)
Common dividends declared ($0.97 per share)	—	—	—	(23,599)	—	(23,599)
Common stock repurchased	—	(2)	(4,017)	—	—	(4,019)
Share-based compensation expense	—	—	2,364	—	—	2,364
Issuance of common stock under employee benefit plans	—	4	5,790	—	—	5,794
Balance at December 31, 2019	$—	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(7,172)	—	(7,172)
Balances, January 1, 2020	—	244	488,305	158,748	7,442	654,739
Net income	—	—	—	22,537	—	22,537
Other comprehensive income	—	—	—	—	3,989	3,989
Common dividends declared ($1.07 per share)	—	—	—	(24,958)	—	(24,958)
Common stock repurchased	—	(23)	(39,592)	—	—	(39,615)
Share-based compensation expense	—	—	2,175	—	—	2,175
Issuance of common stock under employee benefit plans	—	2	2,522	—	—	2,524
Balance at December 31, 2020	$—	$223	$453,410	$156,327	$11,431	$621,391
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$22,537	$55,784	$39,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,361	16,985	9,430
Depreciation on premises and equipment	6,942	6,583	6,166
Amortization of intangible assets	6,504	7,090	6,956
Amortization of operating lease right-of-use asset	2,547	2,937	—
Amortization of loan servicing rights	3,518	2,820	2,949
Share-based compensation expense	2,175	2,364	1,533
Increase in cash surrender value of life insurance	(3,581)	(3,640)	(3,579)
Investment securities amortization, net	3,411	3,757	3,898
Gain on sales of investment securities, net	(1,721)	(674)	(464)
Gain on sales of other real estate owned	(78)	(185)	(544)
Impairment on other real estate owned	1,390	16	301
Origination of loans held for sale	(786,203)	(504,973)	(557,305)
Proceeds from sales of loans held for sale	1,218,950	949,745	590,282
Gain on loans sold and held for sale	(14,071)	(15,082)	(11,165)
Impairment (recapture) on commercial mortgage servicing rights	12,337	2,139	(449)
Loss (gain) on mortgage servicing rights held for sale	1,692	(490)	458
Impairment related to facilities optimization	12,847	3,577	—
Gain on proceeds from bank-owned life insurance	—	—	(709)
Net change in operating assets and liabilities:
Accrued interest receivable	(7,199)	1,399	(431)
Other assets	(31,961)	(4,701)	(5,745)
Accrued expenses and other liabilities	4,750	13,202	16,090
Net cash provided by operating activities	499,147	538,653	97,093
Cash flows from investing activities:
Purchases of investment securities available for sale	(266,514)	(200,231)	(76,289)
Proceeds from sales of investment securities available for sale	28,256	33,464	20,178
Maturities and payments on investment securities available for sale	214,036	239,760	131,220
Purchases of equity securities	(3,345)	(82)	(59)
Proceeds from sales of equity securities	—	105	7,733
Net increase in loans	(1,279,913)	(505,501)	(131,114)
Proceeds from sale of commercial FHA origination platform	7,502	—	—
Purchases of premises and equipment	(2,589)	(5,538)	(7,200)
Purchases of nonmarketable equity securities	(12,091)	(14,263)	(20,737)
Proceeds from sales of nonmarketable equity securities	—	12,684	15,099
Proceeds from sales of mortgage servicing rights held for sale	—	3,288	12,994
Proceeds from sales of other real estate owned	2,225	1,647	3,879
Proceeds from settlements of bank-owned life insurance	—	—	1,449
Net cash acquired in acquisitions	—	69,879	36,153
Net cash used in investing activities	(1,312,433)	(364,788)	(6,694)
Cash flows from financing activities:
Net increase (decrease) in deposits	556,762	148,344	(168,049)
Net decrease in short-term borrowings	(13,072)	(42,206)	(31,891)
Proceeds from FHLB borrowings	729,000	360,000	1,017,080
Payments made on FHLB borrowings and other borrowings	(447,832)	(515,047)	(891,012)
FHLB advances prepayment fees	4,872	—	—
Proceeds from issuance of subordinated debt, net of issuance costs	—	98,265	—
Payments made on subordinated debt	(7,443)	(19,543)	—
Subordinated debt prepayment fees	193	1,778	—
Cash dividends paid on preferred stock	—	(191)	(330)
Redemption of preferred stock	(10)	(2,636)	—
Cash dividends paid on common stock	(24,958)	(23,599)	(19,977)
Common stock repurchased	(39,615)	(4,019)	—
Proceeds from issuance of common stock under employee benefit plans	2,524	5,794	2,278
Net cash provided by (used in) financing activities	760,421	6,940	(91,901)
Net (decrease) increase in cash and cash equivalents	(52,865)	180,805	(1,502)
Cash and cash equivalents:
Beginning of period	394,505	213,700	215,202
End of period	$341,640	$394,505	$213,700
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
In addition, we provided multifamily and healthcare facility Federal Housing Administration (“FHA”) financing through Love Funding Corporation, our non-bank subsidiary. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service Love Funding's current servicing portfolio of approximately $3.50 billion.
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; commercial FHA mortgage loan servicing; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for credit losses and income tax expense.
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2019 and 2018 amounts have been made to conform to the 2020 presentation but do not have an effect on net income or shareholders’ equity.
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
Subsequent Events
    Management has evaluated subsequent events for recognition and disclosure through February 26, 2021, which is the date the financial statements were available to be issued.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, tangible and intangible identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree are recorded at fair value as of the acquisition date. The Company includes the results of operations of the acquired company in the consolidated statements of income from the date of acquisition. Transaction costs and costs to restructure the acquired company are expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. If the fair value of the net assets acquired is greater than the acquisition price, a bargain purchase gain is recognized and recorded in noninterest income.

Cash and Cash Equivalents and Cash Flows
For the presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash on hand, amounts due from banks, which includes amounts on deposit with the Federal Reserve, interest-bearing deposits with banks or other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods, but not longer than 30 days.
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$47,712	$58,158	$40,956
Income tax paid, net of refunds	2,977	479	580
Supplemental disclosures of noncash investing and financing activities:
Transfer of investment securities available for sale to equity securities	—	—	2,830
Transfer of loans to loans held for sale	542,060	419,215	—
Transfer of loans to other real estate owned	16,736	3,819	1,104
Transfer of premises and equipment, net to assets held for sale	11,344	4,350	—
Investment Securities
The Company classifies its debt investment securities as available for sale or held to maturity at the time of purchase. Securities held to maturity are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other debt securities are classified as available for sale. As of December 31, 2020, all investment securities were classified as available for sale. Investment securities available for sale are recorded at fair value with the unrealized gains and losses, net of the related tax effect, included in other comprehensive income. The related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.
Available-for-sale debt securities in an unrealized loss position are evaluated, at least quarterly, for impairment related to credit losses. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, and the present value of cash flows expected to be collected from the security is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recorded in other comprehensive income.
Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Purchase premiums are amortized over the estimated life or to the earliest call date and purchase discounts are accreted over the estimated life of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of investment securities available for sale are determined using the specific identification method and are included in noninterest income. Also, when applicable, realized gains and losses are reported as a reclassification adjustment, net of tax, in other comprehensive income.
Equity Securities
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as portfolio loans and carried at amortized cost, i.e., the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $19.9 million at December 31, 2020 and was reported in accrued interest receivable on the consolidated balance sheets.
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
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery or cash-basis method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Leases. The Company provides financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximately level rate of return on the unrecovered lease investment.
Purchased Credit Deteriorated Loans. The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL on loans is determined using the same methodology as other loans held for investment. The initial ACL on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL on loans are recorded through provision expense.
Nonperforming Loans. A loan is considered nonperforming when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and performing troubled debt restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment based upon either the present value of expected future cash flows discounted at the effective interest rate, the observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount is charged-off to the allowance if deemed not collectible or is set up as a specific reserve.
Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications. unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
Management estimates the allowance balance using relevant information, from internal and external sources, relating to historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current loan-specific risk characteristics, environmental conditions or other relevant factors. ACL on loans is measured on a collective basis and reflects impairment in groups of loans aggregated on the basis of similar risk characteristics. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.
In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles may include internal credit ratings, risk ratings or classification, financial asset type, collateral type, size, industry of the borrower, historical or expected credit loss patterns, and reasonable and supportable forecast periods. For modeling purposes, our loan pools include (i) commercial, (ii) commercial real estate, (iii) construction and land development, (iv) residential real estate, (v) consumer, and (vi) lease financing. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.
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

For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of models which measure (i) probability of default (“PD”), which is the likelihood that loan will stop performing/default, (ii) loss given default (“LGD”), which is the expected loss rate for loans in default, (iii) assumed prepayment speed, which is the likelihood that a loan will prepay or pay-off prior to maturity, and (iv) exposure at default (“EAD”), which is the estimated outstanding principal balance of the loans upon default, including the expected funding of unfunded commitments outstanding as of the measurement date. For certain commercial loan portfolios, the PD is calculated using a transition matrix to determine the likelihood of a customer’s risk grade migrating from one specified range of risk grades to a different specified range. Expected credit losses are calculated as the product of PD (adjusted for prepayment), LGD and EAD. This methodology builds on default probabilities already incorporated into our risk grading process by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for current macroeconomic assumptions, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time we measure expected credit losses, we assess the relevancy of historical loss information and consider any necessary adjustments to address any differences in asset-specific characteristics.
The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in our modeling processes include, among other things, (i) origination date, (ii) maturity date, (iii) payment type, (iv) collateral type and amount, (v) current risk grade, (vi) current unpaid balance and commitment utilization rate, (vii) payment status/delinquency history and (viii) expected recoveries of previously charged-off amounts. Significant macroeconomic variables utilized in our modeling processes include, among other things, (i) US and Illinois Disposable Income and Gross Domestic Product, (ii) selected market interest rates including U.S. Treasury rates and government bond rates, among others, (iii) Consumer Price Index, (iv) commercial and residential property prices in Illinois and the US as a whole, and (v) Illinois Housing Starts and Retail Sales for the State of Illinois and US.
The probability of default and prepayment assumptions were estimated by analyzing internally-sourced data related to historical performance of each loan pool. They are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. We have determined that we are reasonably able to forecast the macroeconomic variables used in our modeling processes with an acceptable degree of confidence for a total of two years with the last twelve months of the forecast period encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a straight line basis. The macroeconomic variables utilized as inputs in our modeling processes were subjected to a variety of analysis procedures and were selected primarily based on statistical relevancy and correlation to our historical credit losses. By reverting these modeling inputs to their historical mean and considering loan/borrower specific attributes, our models are intended to yield a measurement of expected credit losses that reflects our average historical loss rates for periods subsequent to the twelve-month reversion period. The LGD is based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a two-year forecast period, with the final twelve months of the forecast period encompassing a reversion process, which management considers to be both reasonable and supportable. This same forecast/reversion period is used for all macroeconomic variables used in all of our models.
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in economic and business conditions and developments that affect the collectibility of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.
In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis.
Specific reserves reflect expected credit losses on loans identified for evaluation or individually considered nonperforming. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write-offs, or cash collections that have been fully applied to principal on the basis of nonaccrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include, nonaccrual loans with an effective balance greater than $500,000, accruing loans 90 days past due or greater with an effective balance greater than $100,000, specialty lending relationships and other loans as determined by management. ACL for consumer and residential loans are, primarily, determined by meaningful pools of similar loans and are evaluated on a quarterly basis.
The provision for credit losses on loans individually evaluated is recognized on the basis of the present value of expected future cash flows discounted at the effective interest rate, the fair value of collateral adjusted for estimated costs to sell, or the observable market price as of the relevant date. ACL on loans adjustments for estimated costs to sell are not appropriate when the repayment of the collateral-dependent loan is expected from the operation of the collateral.
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
Operating Lease Right of Use Assets and Liabilities
The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Company’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract.
The operating lease right of use assets represent the Company’s right to use an underlying asset for the lease term, and the operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right of use assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.
Other Real Estate Owned
Other real estate owned (“OREO”) represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the ACL on loans. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value. Revenue from the operations of OREO is included in other income in the consolidated statements of income and expense from the operations of OREO and decreases in valuations are included in other expense in the consolidated statements of income.
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
Loan servicing rights do not trade in an active market with readily observable prices. The fair value of loan servicing rights and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of distinct portfolios of government-insured residential and commercial mortgages, conventional residential mortgages and Small Business Administration (“SBA”) loans. The Company periodically evaluates its loan servicing rights asset for impairment. Impairment is assessed based on the fair value of net servicing cash flows at each reporting date using estimated prepayment speeds of the underlying loans serviced and stratifications based on the risk characteristics of the underlying loans. The fair value of our servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, replacement reserves and other economic factors which are determined based on current market conditions. A valuation allowance is established, through a charge to earnings. To the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification, the Company records an impairment expense and reduces the carrying value of the loan servicing rights.
We recognize revenue from servicing commercial FHA mortgages, residential mortgages and SBA loans as earned based on the specific contractual terms. This revenue, along with amortization of and changes in impairment on servicing rights, is reported in commercial FHA revenue, residential mortgage banking revenue and other noninterest income, respectively, in the consolidated statements of income.
Mortgage Servicing Rights Held for Sale
    Mortgage servicing rights held for sale consist of residential mortgage servicing rights that management has committed to a plan to sell and has the ability to sell to a buyer in their present condition. Mortgage servicing rights held for sale are carried at the lower of their carrying value or fair value less estimated costs to sell. Decreases in the valuation of mortgage servicing rights held for sale are included in loss (gain) on mortgage servicing rights held for sale in the consolidated statements of income.

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
Allowance for Credit Losses on Unfunded Commitments
In the ordinary course of business, the Company has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded.
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. The allowance for credit losses on unfunded commitments totaled $2.4 million and $1.2 million at December 31, 2020 and 2019, respectively.

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
Accounting Guidance Adopted in 2020
FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” – On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).” The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments within its scope, including loans held for investment purposes and other off-balance sheet (“OBS”) credit exposures, including commitments to extend credit, held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for the in-scope financial assets at the date of origination or acquisition, and at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The current expected credit loss measurement will be used to estimate the allowance for credit losses over the life of the financial assets. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.
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
(dollars in thousands)
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
FASB ASU No. 2017-04, “Intangibles: Goodwill and Other (Topic 820): Simplifying the Test for Goodwill Impairment” – In January 2017, the FASB issued ASU No. 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update became effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and did not have a material impact on the financial statements.
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
FASB ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” – In August 2018, the FASB issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update became effective for the Company on January 1, 2020. The Company previously evaluated costs incurred for software developed or obtained for internal use or a hosting arrangement that is a service contract to determine which implementation costs should be capitalized as an asset and which costs should be expensed; therefore, the adoption of this new guidance did not have an impact on its consolidated financial statements.
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU No. 2019-12 which removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815 (a Consensus of the Emerging Issues Task Force) – In January 2020, the FASB issued ASU No. 2020-01 which clarifies the interactions ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the amendments are to be applied prospectively. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU No. 2020-04 to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rates. The new guidance provides the following optional expedients that reduce costs and complexity of account for reference rate reform: (1) simplifies accounting analyses for contract modifications; (2) allows hedging relationships to continue without de-designation if there are qualifying changes in the critical terms of an existing hedging relationship due to reference rate reform; (3) allows a change in the systematic and rational method used to recognize in earnings the compounds excluded from the assessment of hedge effectiveness; (4) allows a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship; (5) allows the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship; (6) simplifies the assessment of hedge effectiveness and provides temporary optional expedients for cash flow hedging relationships affected by reference rate reform; (7) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and are classified as held to maturity before January 1, 2020.
The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in the ASU are effective March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
NOTE 2 – DISPOSITIONS AND ACQUISITIONS
Commercial FHA Origination Platform
On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service Love Funding’s current servicing portfolio of approximately $3.50 billion.
HomeStar Financial Group, Inc.
On July 17, 2019, the Company completed its acquisition of HomeStar, and its wholly-owned banking subsidiary, HomeStar Bank, which operated five full-service banking centers in northern Illinois. The Company acquired HomeStar for consideration valued at approximately $11.4 million, which consisted of approximately $1.0 million in cash and the issuance of 404,968 shares of the Company’s common stock. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values, while $7.4 million of transaction and integration costs associated with the acquisition were expensed during 2020 and 2019 as incurred. As of July 17, 2020, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Homestar, resulting in no material change to acquisition accounting adjustments.
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

A summary of the fair value of the assets acquired, liabilities assumed and resulting goodwill are included in the table below.

(dollars in thousands)	HomeStar	Alpine
Assets acquired:
Cash and cash equivalents	$70,900	$69,459
Investment securities available for sale	54,963	293,428
Equity securities	2,153	8,372
Loans	211,070	786,186
Loans held for sale	3,562	3,416
Premises and equipment	4,049	18,126
Operating lease right-of-use asset	5,177	—
Other real estate owned	1,092	53
Nonmarketable equity securities	454	2,038
Accrued interest receivable	1,185	4,414
Loan servicing rights	1,089	—
Mortgage servicing rights held for sale	1,701	3,068
Intangible assets	4,600	27,400
Cash surrender value of life insurance policies	—	22,578
Deferred tax assets, net	2,732	—
Other assets	1,541	4,770
Total assets acquired	366,268	1,243,308
Liabilities assumed:
Deposits	321,740	1,111,130
Short-term borrowings	—	—
FHLB advances and other borrowings	31,369	18,127
Trust preferred debentures	—	—
Accrued interest payable	115	539
Operating lease liabilities	6,232	—
Deferred tax liabilities, net	—	1,749
Other liabilities	3,575	4,500
Total liabilities assumed	363,031	1,136,045
Net assets acquired	3,237	107,263
Goodwill	8,123	65,964
Total consideration paid	$11,360	$173,227

Intangible assets:
Core deposit intangible	$4,300	$21,100
Customer relationship intangible	300	6,300
Total intangible assets	$4,600	$27,400
Estimated useful lives:
Core deposit intangible	12 years	13 years
Customer relationship intangible	6 years	13 years
Goodwill arising from the acquisitions consisted largely of synergies and economies of scale expected from the combining of the operations of companies. The goodwill is assigned as part of the Company’s banking reporting unit. The portion of the consideration paid allocated to goodwill will not be deductible for tax purposes.

The identifiable assets acquired from HomeStar and Alpine included core deposit intangibles and customer relationship intangibles, which are being amortized on an accelerated basis as shown above.
NOTE 3 – CASH AND DUE FROM BANKS
The Bank is required to maintain cash reserves based on the level of certain of its deposit accounts. This reserve requirement may be met by funds on deposit with the FRB and cash on hand. In response to the COVID-19 pandemic, the Federal Reserve lowered the reserve requirement ratios to 0% effective March 26, 2020, and therefore, the Bank had no required reserve balance at December 31, 2020. The required balance at December 31, 2019 was $36.9 million..
The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk from cash and cash equivalents.
NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at December 31, 2020 and 2019 were as follows:

	2020
(dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$35,287	$377	$97	$—	$35,567
Mortgage-backed securities - agency	338,340	6,284	47	—	344,577
Mortgage-backed securities - non-agency	20,411	333	—	—	20,744
State and municipal securities	122,488	7,311	5	29	129,765
Corporate securities	145,187	2,205	997	337	146,058
Total investment securities available for sale	$661,713	$16,510	$1,146	$366	$676,711

	2019
(dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$59,600	$442	$22	N/A	$60,020
Mortgage-backed securities - agency	321,840	3,368	234	N/A	324,974
Mortgage-backed securities - non-agency	17,198	3	53	N/A	17,148
State and municipal securities	119,371	5,195	11	N/A	124,555
Corporate securities	121,159	2,131	554	N/A	122,736
Total investment securities available for sale	$639,168	$11,139	$874	N/A	$649,433
The following is a summary of the amortized cost and fair value of investment securities available for sale, by maturity, at December 31, 2020. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$30,924	$31,329
After one year through five years	60,927	63,470
After five years through ten years	176,530	180,383
After ten years	34,581	36,208
Mortgage-backed securities	358,751	365,321
Total investment securities available for sale	$661,713	$676,711
Proceeds from the sale of investment securities available for sale and the resulting gross realized gains and losses for the years ended December 31, 2020, 2019 and 2018 are summarized below:

(dollars in thousands)	2020	2019	2018
Investment securities available for sale
Proceeds from sales	$28,256	$33,464	$20,178
Gross realized gains on sales	1,721	786	542
Gross realized losses on sales	—	(190)	(25)
The table below presents a rollforward by major security type for the year ended December 31, 2020 of the ACL on investment securities available for sale held at period end:

(dollars in thousands)	State and municipal securities	Corporate securities
Allowance for credit losses
Balance, beginning of period	$—	$—
Current-period provision for expected credit losses	29	337
Balance, end of period	$29	$337
Unrealized losses and fair values for investment securities available for sale at December 31, 2020, for which an ACL has not been recorded, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	2020
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,903	$97	$—	$—	$9,903	$97
Mortgage-backed securities - agency	26,172	47	—	—	26,172	47
Mortgage-backed securities - non-agency	—	—	—	—	—	—
State and municipal securities	—	—	—	—	—	—
Corporate securities	20,010	522	—	—	20,010	522
Total investment securities available for sale	$56,085	$666	$—	$—	$56,085	$666

	2019
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$7,200	$22	$—	$—	$7,200	$22
Mortgage-backed securities - agency	75,336	170	7,170	64	82,506	234
Mortgage-backed securities - non-agency	11,059	53	—	—	11,059	53
State and municipal securities	1,813	11	—	—	1,813	11
Corporate securities	20,269	481	3,915	73	24,184	554
Total investment securities available for sale	$115,677	$737	$11,085	$137	$126,762	$874
For all of the above investment securities available for sale, the unrealized losses are generally due to changes in interest rates, and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
At December 31, 2020, 22 investment securities available for sale had unrealized losses with aggregate depreciation of 1.17% from their amortized cost basis. The unrealized losses relate principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
Equity Securities
Equity securities are recorded at fair value and totaled $9.4 million and $5.6 million at December 31, 2020 and 2019, respectively.
Proceeds and gross realized gains and losses on sales of equity securities as well as net unrealized gains and losses on equity securities for the years ended December 31, 2020, 2019 and 2018 are summarized below:

(dollars in thousands)	2020	2019	2018
Equity securities
Proceeds from sales	$—	$105	$7,733
Gross realized gains on sales	—	78	—
Gross realized losses on sales	—	—	(53)
Net unrealized gains (losses)	577	93	(10)
Net unrealized gains and losses on equity securities were recorded in other income in the consolidated statements of income.

NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, at December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Commercial:
Commercial	$937,382	$628,056
Commercial other	748,193	427,129
Commercial real estate:
Commercial real estate non-owner occupied	871,451	825,874
Commercial real estate owner occupied	423,257	464,601
Multi-family	151,534	146,795
Farmland	79,731	89,234
Construction and land development	172,737	208,733
Total commercial loans	3,384,285	2,790,422
Residential real estate:
Residential first lien	358,329	456,107
Other residential	84,551	112,184
Consumer:
Consumer	80,642	100,732
Consumer other	785,460	609,384
Lease financing	410,064	332,581
Total loans, gross	$5,103,331	$4,401,410
Total loans include net deferred loan fees of $0.7 million and $2.2 million at December 31, 2020 and 2019, respectively, and unearned discounts of $46.5 million and $39.6 million within the lease financing portfolio at December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, the Company had commercial real estate and residential real estate loans held for sale totaling $138.1 million and $16.4 million, respectively. During the years ended December 31, 2020 and 2019, the Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $1.22 billion and $949.7 million, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its ACL on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. PPP loans of $184.4 million as of December 31, 2020 were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $19.7 million and $23.0 million at December 31, 2020 and 2019, respectively. The new loans, other additions, repayments and other reductions for the years ended December 31, 2020 and 2019, are summarized as follows:

(dollars in thousands)	2020	2019
Beginning balance	$22,989	$26,536
New loans and other additions	2,563	3,400
Repayments and other reductions	(5,859)	(6,947)
Ending balance	$19,693	$22,989

The following table presents, by loan portfolio, a summary of changes in the ACL on loans for the years ended December 31, 2020, 2019 and 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for credit losses on loans in 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Impact of adopting ASC 326 - PCD loans	1,045	1,311	809	1,015	57	—	4,237
Provision for credit losses on loans	11,890	23,091	(121)	(458)	1,212	7,535	43,149
Charge-offs	(5,589)	(13,637)	(376)	(522)	(1,624)	(3,706)	(25,454)
Recoveries	147	324	107	184	645	530	1,937
Balance, end of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443

Changes in allowance for credit losses on loans in 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for credit losses on loans	3,852	7,939	(53)	1,392	1,767	2,088	16,985
Charge-offs	(3,412)	(3,339)	(44)	(1,076)	(1,946)	(2,251)	(12,068)
Recoveries	67	949	15	142	667	368	2,208
Balance, end of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028

Changes in allowance for credit losses on loans in 2018:
Balance, beginning of period	$5,256	$5,044	$518	$2,750	$1,344	$1,519	$16,431
Provision for credit losses on loans	4,941	(207)	(227)	(517)	2,156	3,284	9,430
Charge-offs	(1,236)	(492)	—	(361)	(1,876)	(3,024)	(6,989)
Recoveries	563	378	81	169	530	310	2,031
Balance, end of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903

The following table presents, by loan portfolio, details regarding the balance in the allowance for credit losses on loans and the recorded investment in loans as of December 31, 2019 by impairment evaluation method:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Lease Financing	Total
Allowance for credit losses on loans:
Loans individually evaluated for impairment	$3,563	$5,968	—	$290	—	$156	$9,977
Loans collectively evaluated for impairment	69	100	14	444	39	122	788
Non-impaired loans collectively evaluated for impairment	6,380	3,643	272	1,269	2,500	2,016	16,080
Loans acquired with deteriorated credit quality (1)	19	561	4	496	103	—	1,183
Total allowance for credit losses on loans	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Recorded investment (loan balance):
Impaired loans individually evaluated for impairment	$5,767	$22,698	$1,245	$5,329	—	$697	$35,736
Impaired loans collectively evaluated for impairment	511	764	104	3,695	376	896	6,346
Non-impaired loans collectively evaluated for impairment	1,045,829	1,482,935	201,707	546,630	708,528	330,988	4,316,617
Loans acquired with deteriorated credit quality (1)	3,078	20,107	5,677	12,637	1,212	—	42,711
Total recorded investment (loan balance)	$1,055,185	$1,526,504	$208,733	$568,291	$710,116	$332,581	$4,401,410
(1)Loans acquired with deteriorated credit quality were originally recorded at fair value at the acquisition date, and the risk of credit loss was recognized at that date based on estimates of expected cash flows.
The Company utilizes the PD/LGD methodology in determining expected future credit losses. PD is the risk that the borrower will be unable or unwilling to repay its debt in full or on time. The risk of default is derived by analyzing the obligor’s capacity to repay the debt in accordance with contractual terms. PD is generally associated with financial characteristics such as inadequate cash flow to service debt, declining revenues or operating margins, high leverage, declining or marginal liquidity, and the inability to successfully implement a business plan. In addition to these quantifiable factors, the borrower’s willingness to repay also must be evaluated.
The PD is forecasted, for most commercial and retail loans, using a regression model that determine the likelihood of default within the twelve month time horizon. The regression model uses forward-looking economic forecasts including variables such as gross domestic product, housing price index, and real disposable income to predict default rates. The forecasting method for the Equipment Financing portfolio assumes a rolling twelve month average of the through-the-cycle default mean, to predict default rates for the twelve month time horizon.
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
For the initial implementation, the Company’s CECL estimate applied a 12-month forecast that incorporated historical loss experience, the then current political environment and macroeconomic trends including unemployment rates and real estate prices. Management also took into consideration forecast assumptions used in budgeting, capital planning and stress testing. These considerations influenced the selection of a 12-month period, combined with a 12-month reversion period, for a 24-month period before historic loss experience is applied to the expected loss estimate, consistently for every loan pool.
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

Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of December 31, 2020 and 2019:

	2020			2019
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with	with no	Total	with	with no	Total
(dollars in thousands)	Allowance	Allowance	Nonaccrual	Allowance	Allowance	Nonaccrual
Commercial:
Commercial	$3,498	$—	$3,498	$1,373	$119	$1,492
Commercial Other	2,634	—	2,634	2,832	1,519	4,351
Commercial real estate:
Commercial real estate non-owner occupied	5,509	3,823	9,332	6,343	4,572	10,915
Commercial real estate owner occupied	3,598	3,227	6,825	1,748	2,648	4,396
Multi-family	7,921	2,325	10,246	4,801	1,430	6,231
Farmland	—	—	—	50	150	200
Construction and land development	2,131	693	2,824	59	1,245	1,304
Total commercial loans	25,291	10,068	35,359	17,206	11,683	28,889
Residential real estate:
Residential first lien	8,534	1,071	9,605	3,724	2,416	6,140
Other residential	2,437	—	2,437	744	912	1,656
Consumer:
Consumer	262	—	262	334	7	341
Consumer Other	—	—	—	—	—	—
Lease financing	1,965	—	1,965	1,259	116	1,375
Total loans	$38,489	$11,139	$49,628	$23,267	$15,134	$38,401
During the first quarter of 2020, as part of the adoption of CECL, $9.8 million of PCD loans were reclassified to nonaccrual loans.
There was no interest income recognized on nonaccrual loans during the years ended December 31, 2020, 2019 and 2018 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.3 million, $2.2 million and $1.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million during each of the years ended December 31, 2020, 2019 and 2018.
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

The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of December 31, 2020:

(dollars in thousands)	2020
Commercial
Commercial Other	$—
Commercial Real Estate
Non-Owner Occupied	8,159
Owner Occupied	—
Multi-Family	10,121
Construction and Land Development	693
Residential Real Estate
Residential First Lien	—
Total Collateral Dependent Loans	$18,973
All loans included in the above table are secured by real estate.

The aging status of the recorded investment in loans by portfolio as of December 31, 2020 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due loans	Nonaccrual loans	Current loans	Total loans
Commercial:
Commercial	$389	$27	$—	$416	$3,498	$933,468	$937,382
Commercial other	4,007	3,901	896	8,804	2,634	736,755	748,193
Commercial real estate:
Commercial real estate non-owner occupied	6,684	—	—	6,684	9,332	855,435	871,451
Commercial real estate owner occupied	2,145	—	—	2,145	6,825	414,287	423,257
Multi-family	61	—	—	61	10,246	141,227	151,534
Farmland	—	—	—	—	—	79,731	79,731
Construction and land development	863	—	—	863	2,824	169,050	172,737
Total commercial loans	14,149	3,928	896	18,973	35,359	3,329,953	3,384,285
Residential real estate:
Residential first lien	127	207	—	334	9,605	348,390	358,329
Other residential	240	135	—	375	2,437	81,739	84,551
Consumer:
Consumer	325	57	—	382	262	79,998	80,642
Consumer other	4,334	2,874	—	7,208	—	778,252	785,460
Lease financing	4,539	545	645	5,729	1,965	402,370	410,064
Total loans	$23,714	$7,746	$1,541	$33,001	$49,628	$5,020,702	$5,103,331
The aging status of the recorded investment in loans by portfolio, excluding PCI, as of December 31, 2019 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due loans	Nonaccrual loans	Current loans	Total loans
Commercial	$5,910	$3,086	—	$8,996	$5,843	$1,037,268	$1,052,107
Commercial real estate	2,895	399	—	3,294	21,742	1,481,361	1,506,397
Construction and land development	1,539	72	—	1,611	1,304	200,141	203,056
Residential real estate	588	1,561	145	2,294	7,796	545,564	555,654
Consumer	6,701	4,154	—	10,855	341	697,708	708,904
Lease financing	1,783	1,188	218	3,189	1,375	328,017	332,581
Total loans (excluding PCI)	$19,416	$10,460	$363	$30,239	$38,401	$4,290,059	$4,358,699
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
Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.
If a bank elects, which the Bank has, a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The outstanding balance of modifications made as a result of COVID-19, that were not considered TDRs, totaled $209.1 million at December 31, 2020.
The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of December 31, 2020 and 2019:

	2020			2019(3)
(dollars in thousands)	Accruing(1)	Non-accrual(2)	Total	Accruing(1)	Non-accrual(2)	Total
Commercial	$967	$558	$1,525	$435	$369	$804
Commercial real estate	866	4,314	5,180	1,720	9,834	11,554
Construction and land development	39	909	948	45	167	212
Residential real estate	988	3,705	4,693	1,083	1,993	3,076
Consumer	41	—	41	35	—	35
Lease financing	—	38	38	—	55	55
Total loans	$2,901	$9,524	$12,425	$3,318	$12,418	$15,736
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.
(3)TDRs as of December 31, 2019 exclude PCI loans.
The ACL on TDRs totaled $0.8 million and $2.0 million as of December 31, 2020 and 2019, respectively. The Company had no unfunded commitments in connection with TDRs at December 31, 2020 and 2019.

The following table presents a summary of loans by portfolio that were restructured during the years ended December 31, 2020, 2019 and 2018. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the years ended December 31, 2020, 2019 and 2018:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the year ended December 31, 2020:
Troubled debt restructurings:
Number of loans	4	4	3	22	4	—	37
Pre-modification outstanding balance	$989	$797	$1,010	$2,334	$34	$—	$5,164
Post-modification outstanding balance	967	383	900	2,172	33	—	4,455

For the year ended December 31, 2019:
Troubled debt restructurings:
Number of loans	1	3	2	25	5	1	37
Pre-modification outstanding balance	$249	$1,924	$221	$1,422	$26	$55	$3,897
Post-modification outstanding balance	249	1,322	167	1,322	25	55	3,140

For the year ended December 31, 2018:
Troubled debt restructurings:
Number of loans	2	2	—	7	25	—	36
Pre-modification outstanding balance	$423	$1,571	$—	$708	$130	$—	$2,832
Post-modification outstanding balance	408	1,565	—	696	130	—	2,799
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
The Company considers all loans with Risk Grades 1 -6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered "watch credits" categorized as special mention and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 - 10 are considered problematic and require special care. Risk Grade 8 is categorized as substandard, 9 as substandard - nonaccrual and 10 as doubtful. Further, loans with Risk Grades of 7 - 10 are managed regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company's Special Assets Group. Loans not graded in the commercial loan portfolio are monitored by aging status and payment activity.

The following tables present the recorded investment of the commercial loan portfolio by risk category as of December 31, 2020 and 2019:

			2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$117,792	$107,915	$35,649	$34,753	$22,025	$51,593	$517,929	$887,656
		Special mention	244	201	4,897	3,729	4,968	881	7,721	22,641
		Substandard	544	1,953	1,259	104	248	4,861	14,618	23,587
		Substandard – nonaccrual	2	31	640	936	154	458	1,277	3,498
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	118,582	110,100	42,445	39,522	27,395	57,793	541,545	937,382

	Commercial other	Acceptable credit quality	416,306	157,232	52,843	739	303	677	88,250	716,350
		Special mention	1,871	10,691	3,810	31	79	—	5,315	21,797
		Substandard	255	260	1,078	3	12	—	5,351	6,959
		Substandard – nonaccrual	—	1,984	641	—	4	—	5	2,634
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	453	—	—	—	—	—	—	453
		Subtotal	418,885	170,167	58,372	773	398	677	98,921	748,193

Commercial real estate	Non-owner occupied	Acceptable credit quality	168,788	109,602	63,435	91,763	97,293	156,958	5,248	693,087
		Special mention	3,011	9,107	3,231	483	14,294	17,816	4,279	52,221
		Substandard	7,469	16,306	13,813	23,169	16,897	38,907	250	116,811
		Substandard – nonaccrual	125	325	101	—	3,438	5,343	—	9,332
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	179,393	135,340	80,580	115,415	131,922	219,024	9,777	871,451

	Owner occupied	Acceptable credit quality	68,688	55,502	38,471	55,526	63,105	91,986	4,066	377,344
		Special mention	1,882	3,578	225	4,142	1,038	7,289	—	18,154
		Substandard	4,078	468	1,023	760	5,861	8,430	314	20,934
		Substandard – nonaccrual	373	200	170	241	—	5,441	400	6,825
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	75,021	59,748	39,889	60,669	70,004	113,146	4,780	423,257

	Multi-family	Acceptable credit quality	12,865	6,921	19,204	32,934	10,674	24,375	1,281	108,254
		Special mention	465	—	8,442	—	—	1,323	—	10,230
		Substandard	—	10,945	1,518	—	10,266	75	—	22,804
		Substandard – nonaccrual	—	—	—	—	7,804	2,442	—	10,246
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	13,330	17,866	29,164	32,934	28,744	28,215	1,281	151,534

	Farmland	Acceptable credit quality	18,556	6,846	3,873	8,803	6,013	23,921	1,814	69,826
		Special mention	274	1,387	180	38	298	784	—	2,961
		Substandard	2,241	307	802	127	877	2,435	155	6,944
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	21,071	8,540	4,855	8,968	7,188	27,140	1,969	79,731

Construction and land development		Acceptable credit quality	36,488	83,440	11,625	3,554	2,506	4,263	15,941	157,817
		Special mention	—	—	454	—	—	—	—	454
		Substandard	1,386	8,875	—	—	—	914	—	11,175
		Substandard – nonaccrual	—	242	—	—	152	2,430	—	2,824
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	467	—	—	—	—	—	—	467
		Subtotal	38,341	92,557	12,079	3,554	2,658	7,607	15,941	172,737

Total		Acceptable credit quality	839,483	527,458	225,100	228,072	201,919	353,773	634,529	3,010,334
		Special mention	7,747	24,964	21,239	8,423	20,677	28,093	17,315	128,458
		Substandard	15,973	39,114	19,493	24,163	34,161	55,622	20,688	209,214
		Substandard – nonaccrual	500	2,782	1,552	1,177	11,552	16,114	1,682	35,359
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	920	—	—	—	—	—	—	920
Total Commercial loans			$864,623	$594,318	$267,384	$261,835	$268,309	$453,602	$674,214	$3,384,285

	2019
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Total
Acceptable credit quality	$748,296	$1,536,127	$218,798	$2,503,221
Special mention	35,103	15,306	3,448	53,857
Substandard	14,139	46,976	—	61,115
Substandard – nonaccrual	8,489	21,494	1,171	31,154
Doubtful	—	—	—	—
Not graded	—	—	481	481
Total (excluding PCI)	$806,027	$1,619,903	$223,898	$2,649,828
The Company evaluates the credit quality of its other loan portfolio, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming at December 31, 2020 and 2019:

			2020
			Term Loans Amortized Cost Basis by Origination Year
			2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$32,322	$27,071	$49,039	$99,658	$81,525	$58,107	$405	$348,127
		Nonperforming	—	196	1,074	933	1,030	6,969	—	10,202
		Subtotal	32,322	27,267	50,113	100,591	82,555	65,076	405	358,329

	Other residential	Performing	975	2,430	3,281	2,091	1,348	1,825	69,773	81,723
		Nonperforming	—	13	21	146	7	165	2,476	2,828
		Subtotal	975	2,443	3,302	2,237	1,355	1,990	72,249	84,551

Consumer	Consumer	Performing	28,449	14,084	16,692	8,737	5,067	3,834	3,476	80,339
		Nonperforming	31	6	57	81	64	63	1	303
		Subtotal	28,480	14,090	16,749	8,818	5,131	3,897	3,477	80,642

	Consumer other	Performing	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460

Leases financing		Performing	177,068	125,611	70,059	21,047	12,410	1,259	—	407,454
		Nonperforming	468	192	1,080	600	207	63	—	2,610
		Subtotal	177,536	125,803	71,139	21,647	12,617	1,322	—	410,064

Total
		Performing	853,578	286,250	160,465	138,047	106,446	67,505	90,812	1,703,103
		Nonperforming	499	407	2,232	1,760	1,308	7,260	2,477	15,943
Total other loans			$854,077	$286,657	$162,697	$139,807	$107,754	$74,765	$93,289	$1,719,046

	2019
(dollars in thousands)	Residential real estate	Consumer	Lease financing	Total
Performing	$546,630	$708,528	$330,988	$1,586,146
Impaired	9,024	376	1,593	10,993
Total (excluding PCI)	$555,654	$708,904	$332,581	$1,597,139

NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment at December 31, 2020 and 2019 is as follows:

(dollars in thousands)	2020	2019
Land	$16,158	$19,123
Buildings and improvements	65,932	77,296
Furniture and equipment	33,202	31,846
Total	115,292	128,265
Accumulated depreciation	(41,168)	(37,210)
Premises and equipment, net	$74,124	$91,055
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $6.9 million, $6.6 million, and $6.2 million, respectively.
In September 2020, the Company announced a series of planned branch and corporate office reductions as part of our ongoing efforts to enhance efficiencies and financial performance. As part of these reductions we have closed or consolidated 13 branches and have vacated approximately 23,000 square feet of corporate office space. As a result of this plan, the Company recorded $10.4 million of asset impairment on existing bank facilities and corporate offices, which was recognized in other expense in the consolidated statements of income, reclassified $2.3 million of branch and corporate office related assets as held for sale from premises and equipment to other assets on the consolidated balance sheet as of December 31, 2020.
During the third quarter of 2019, the Company committed to a branch network consolidation plan, which included the closing of one facility and consolidation of two additional facilities during the fourth quarter of 2019 as a result of the acquisition of HomeStar, as further discussed in Note 2 to the consolidated financial statements. The Company also consolidated three other existing facilities in other areas of its footprint; one of which closed in 2019 and the remaining two facilities closed in the first quarter of 2020. Consequently, during the year ended December 31, 2019, the Company recorded $3.2 million of asset impairment on banking facilities to be closed, which was recognized in other expense in the consolidated statements of income.
Assets held for sale were $4.2 million and $4.0 million at December 31, 2020 and 2019, respectively, which are included in other assets in our consolidated balance sheets.
NOTE 7 – LEASES
The Company had operating lease ROU assets of $9.2 million and $14.2 million as of December 31, 2020 and 2019, respectively and operating lease liabilities totaled $12.0 million and $15.4 million at the same dates, respectively. As a result of the branch and corporate office reductions discussed in Note 6, the Company recorded $2.4 million of asset impairment on existing ROU assets, which was recognized in other expense in the consolidated statements of income.
The operating leases, primarily for banking offices and operating facilities, have remaining lease terms of 8 months to 12 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised.
Information related to operating leases for the years ended December 31, 2020 and 2019 was as follows:

(dollars in thousands)	2020	2019
Operating lease cost	$2,943	$2,752
Operating cash flows related to leases	3,280	3,241
Right-of-use assets obtained in exchange for lease obligations	1,616	18,482
Right-of-use assets derecognized due to terminations or impairment	(4,467)	—
Weighted average remaining lease term	8.10 years	8.00 years
Weighted average discount rate	2.90%	2.98%
Net rent expense under operating leases, included in occupancy and equipment expense, was $2.3 million, $2.8 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The projected minimum rental payments under the terms of the leases as of December 31, 2020 are as follows:

(dollars in thousands)	Amount
Year ending December 31,
2021	$2,200
2022	2,184
2023	1,899
2024	1,546
2025	762
Thereafter	4,924
Total future minimum lease payments	13,515
Less imputed interest	(1,557)
Total operating lease liabilities	$11,958
NOTE 8 – LOAN SERVICING RIGHTS
Commercial FHA Mortgage Loan Servicing
The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of approximately $3.50 billion and $4.08 billion at December 31, 2020 and 2019, respectively. Changes in our commercial FHA loan servicing rights for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

(dollars in thousands)	2020	2019	2018
Loan servicing rights:
Balance, beginning of period	$57,637	$56,252	$55,714
Originated servicing	1,128	4,124	3,174
Amortization	(3,162)	(2,739)	(2,636)
Permanent impairment	(17,281)	—	—
Balance, end of period	38,322	57,637	56,252
Valuation allowances:
Balance, beginning of period	4,944	2,805	3,254
Additions	12,337	2,698	931
Reductions	(17,281)	(559)	(1,380)
Balance, end of period	—	4,944	2,805
Loan servicing rights, net	$38,322	$52,693	$53,447
Fair value:
At beginning of period	$52,693	$53,447	$52,460
At end of period	$38,322	$52,693	$53,447
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.18% and 8.20% at December 31, 2020 and 2019, respectively, while the weighted average discount rate was 11.48% and 11.02% for the same periods, respectively.
United States Small Business Administration Loan Servicing
At December 31, 2020 and 2019, the Company serviced SBA loans for others with unpaid principal balances of $49.2 million and $48.2 million, respectively. At December 31, 2020 and 2019, SBA loan servicing rights of $1.0 million and $1.1 million, respectively, are reflected in loan servicing rights in the consolidated balance sheet.

Residential Mortgage Loan Servicing
At December 31, 2020 and 2019, the Company serviced residential mortgage loans for others with unpaid principal balances of $382.3 million and $381.6 million, respectively. During the years ended December 31, 2019 and 2018, the Company sold mortgage servicing rights held for sale of $3.3 million and $10.2 million, respectively, while no mortgage servicing rights held for sale were sold in the year ended December 31, 2020. At December 31, 2020 and 2019, residential mortgage servicing rights of $0.9 million and $2.0 million, respectively, are reflected in other assets in the consolidated balance sheet.
NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2020 and 2019, goodwill totaled $161.9 million and $171.8 million, respectively. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. As a result of this sale, the $10.9 million of goodwill recorded at the Commercial FHA origination and servicing segment was derecognized. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its most recent annual goodwill impairment test as of August 31, 2020 and concluded that no impairment existed as of that date. No events or circumstances since the August 31, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists, for any of the Company's segments.
The carrying amount of goodwill by segment at December 31, 2020 and 2019 is summarized as follows:

(dollars in thousands)	2020	2019
Banking	$157,158	$156,120
Commercial FHA origination and servicing	—	10,892
Wealth management	4,746	4,746
Total goodwill	$161,904	$171,758
The Company’s intangible assets consist of core deposit and customer relationship intangibles. Intangible assets are assessed for impairment at least annually or more frequently if events and circumstances exists that indicate that an intangible impairment test should be performed. The Company has not identified any events or changes in circumstances that would indicate a change in the recoverability of the carrying value of intangible assets and, therefore, no impairment was recognized during 2020 or 2019.
The Company's intangible assets as of December 31, 2020 and 2019 are summarized as follows:

	2020			2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Core deposit intangibles	$57,012	$(36,005)	$21,007	$57,012	$(30,674)	$26,338
Customer relationship intangibles	14,071	(6,696)	7,375	14,071	(5,523)	8,548
Total intangible assets	$71,083	$(42,701)	$28,382	$71,083	$(36,197)	$34,886
    Amortization of intangible assets was $6.5 million, $7.1 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2021	$5,675
2022	4,900
2023	4,125
2024	3,409
2025	2,659
Thereafter	7,614
Total	$28,382
NOTE 10 – DERIVATIVE INSTRUMENTS
As part of the Company’s overall management of interest rate sensitivity, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including interest rate lock commitments, forward commitments to sell mortgage-backed securities, cash flow hedges and interest rate swap contracts.
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
The following tables summarize the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at December 31, 2020 and 2019:

	Notional Amount		Fair Value Gain
(dollars in thousands)	2020	2019	2020	2019
Derivative Instruments (included in other assets):
Interest rate lock commitments	$136,227	$222,654	$2,217	$3,350
Forward commitments to sell mortgage-backed securities	218,126	221,052	—	—
Total	$354,353	$443,706	$2,217	$3,350

	Notional Amounts		Fair Value Loss
(dollars in thousands)	2020	2019	2020	2019
Derivative Instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$33,240	$—	$309	$—
During the years ended December 31, 2020, 2019 and 2018, the Company recognized net losses of $1.4 million, $1.1 million and $2.0 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Cash Flow Hedges
In the second quarter of 2020, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. These derivative financial instruments at December 31, 2020 consisted of $100.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain FHLB advances. The interest rate swaps have an average remaining life of 5.3 years, a weighted average pay rate of 0.57% and a weighted average receive rate of 0.22%. In addition, the Company has entered into $140.0 million notional amount of future starting pay-fixed, receive-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps are effective beginning in April 2023. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes the amount as part of FHLB advances interest expense on the consolidated statements of income.
Quarterly, the effectiveness evaluation is based on the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the three-month LIBOR interest received from the counterparty. At December 31, 2020, the $0.4 million fair value of the cash flow hedges was included in other assets in the consolidated balance sheets. The tax effected amount of $0.3 million was included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the year ended December 31, 2020, related to ineffectiveness.
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
The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $8.5 million and $9.0 million at December 31, 2020 and 2019, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.8 million and $0.3 million at December 31, 2020 and 2019, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits at December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Noninterest-bearing demand	$1,469,579	$1,019,472
Interest-bearing:
Checking	1,568,888	1,342,788
Money market	785,871	787,662
Savings	597,966	522,456
Time	678,712	871,876
Total deposits	$5,101,016	$4,544,254
Included in time deposits are time certificates of $250,000 or more and brokered certificates of deposits of $88.3 million and $22.8 million as of December 31, 2020, respectively, and $122.7 million and $49.7 million as of December 31, 2019, respectively.
Investment securities with a carrying amount of $327.0 million and $234.1 million were pledged for public deposits at December 31, 2020 and 2019, respectively. Standby letters of credit issued by the FHLB on our behalf of $80.0 million were pledged for public deposits at December 31, 2019. No standby letters of credit were pledged at December 31, 2020.

As of December 31, 2020, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2021	$540,932
2022	84,818
2023	31,779
2024	9,420
2025	11,711
Thereafter	52
Total	$678,712
NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates for each of the years ended December 31, 2020 and 2019:

	Repurchase Agreements
(dollars in thousands)	2020	2019
Outstanding at period-end	$68,957	$82,029
Average amount outstanding	60,306	121,168
Maximum amount outstanding at any month end	77,136	138,907
Weighted average interest rate:
During period	0.30%	0.69%
End of period	0.12%	0.67%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $76.5 million and $87.4 million at December 31, 2020 and 2019, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $54.4 million and $21.6 million at December 31, 2020 and 2019, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $68.1 million and $24.3 million at December 31, 2020 and 2019, respectively. There were no outstanding borrowings at December 31, 2020 and 2019.
At December 31, 2020, the Company had PPP loans available to be pledged to the Paycheck Protection Program Liquidity Facility ("Facility") that would allow the Company to borrow up to $184.4 million. However, no PPP loans were pledged as of December 31, 2020. Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility are valued at the principal amount of the PPP loan.
At December 31, 2020, the Company had federal funds lines of credit totaling $20.0 million. These lines of credit were unused at December 31, 2020.

NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings at December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Midland States Bancorp, Inc.
Series G redeemable preferred stock – 171 and 181 shares at December 31, 2020 and 2019, respectively at $1,000 per share	$171	$181
Midland States Bank
FHLB advances – fixed rate, fixed term at rates averaging 0.24% and 2.56% at December 31, 2020 and 2019, respectively – maturing through May 2021	304,000	28,130
FHLB advances – putable fixed rate at rates averaging 2.01% and 2.34% at December 31, 2020 and 2019, respectively – maturing through February 2030 with call provisions through August 2021	475,000	465,000
Total FHLB advances and other borrowings	$779,171	$493,311
The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling $1.86 billion and $1.94 billion at December 31, 2020 and 2019, respectively.
Contractual payments over the next five years for FHLB advances and other borrowings were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2021	$304,000
2022	—
2023	225,000
2024	70,000
2025	80,000
Thereafter	100,171
Total	$779,171
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Subordinated debt issued June 2015 – fixed interest rate of 6.00% through June 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, which was 4.59% at December 31, 2020, $31,075 and $38,325 at December 31, 2020 and 2019, respectively – maturing June 18, 2025	$31,075	$38,273
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 – maturing June 18, 2025	545	544
Subordinated debt issued October 2017 - fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 – maturing October 15, 2027	39,561	39,496
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 – maturing September 30, 2029	71,785	71,549
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 – maturing September 30, 2034	26,829	26,791
Total subordinated debt	$169,795	$176,653
In June 2015, the Company issued, through a private placement, $55.3 million aggregate principal amount of subordinated debentures. The transaction was structured in two tranches: (1) $40.3 million, maturing on June 18, 2025 with a redemption option on or after June 18, 2020, with a fixed rate of interest of 6.00% for the first five years, payable semiannually in arrears beginning December 18, 2015, and a floating rate of interest equivalent to the three-month LIBOR plus 435 basis points thereafter, payable quarterly beginning on September 18, 2020; and (2) $15.0 million, maturing on June 18, 2025, with a fixed rate of interest of 6.50%, payable semiannually in arrears beginning December 18, 2015. The value of the subordinated debentures was reduced by $0.9 million of debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date of the subordinated debentures. During the fourth quarter of 2019, the Company repurchased $2.0 million of the $40.3 million subordinated debentures and during the first quarter of 2020 repurchased an additional $7.3 million of the remaining $38.3 million. The Company recognized losses of $1.4 million and $0.2 million, respectively, which included the premium paid for the repurchase and the remaining unamortized debt issuance costs on such repurchases. The Company also repurchased $14.5 million of the $15.0 million subordinated debentures during the fourth quarter of 2019 and recognized a loss of $0.4 million which included the premium paid for the repurchase and the remaining unamortized debt issuance costs on such repurchases. These losses were recognized in other noninterest expense in the consolidated statements of income.
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
On September 20, 2019, the Company issued, through a private placement, $100.0 million aggregate principal amount of subordinated debentures. The transaction was structured in two tranches: (1) $72.8 million, maturing on September 30, 2029 with a redemption option on or after September 30, 2024, with a fixed rate of interest of 5.00% for the first five years, payable semiannually in arrears beginning March 30, 2020, and a floating rate of interest equivalent to the three-month Secured Overnight Financing Rate (“SOFR”) plus 361.0 basis points thereafter, payable quarterly in arrears beginning on December 30, 2024; and (2) $27.3 million, maturing on September 30, 2034 with a redemption option on or after September 30, 2029, with a fixed rate of interest of 5.50% for the first ten years, payable semiannually in arrears beginning March 30, 2020, and a floating rate of interest equivalent to the three-month SOFR plus 404.5 basis points thereafter, payable quarterly in arrears beginning on December 30, 2029. The value of the subordinated debentures was reduced by $1.6 million of debt issuance costs, which are being amortized on a straight line basis through the redemption option of the subordinated debentures.
All of the subordinated debentures mentioned above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 15 – TRUST PREFERRED DEBENTURES
The following table summarizes the Company’s trust preferred debentures at December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 2.96% and 4.68% at December 31, 2020 and 2019, respectively – $10,310 maturing April 23, 2034	$10,276	$10,274
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 3.06% and 4.79%, at December 31, 2020 and 2019, respectively – $3,093 maturing January 23, 2034	2,314	2,263
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 1.97% and 3.64% at December 31, 2020 and 2019, respectively – $20,619 maturing December 31, 2036	14,442	14,251
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 1.70% and 3.36% at December 31, 2020 and 2018, respectively – $20,619 maturing September 6, 2037	13,621	13,428
Centrue Statutory Trust II - variable interest rate equal to LIBOR plus 2.65%, which was 2.88% and 4.55% at December 31, 2020 and 2018, respectively - $10,310 maturing June 17, 2034	8,161	8,072
Total trust preferred debentures	$48,814	$48,288
On March 26, 2004, the Company formed Midland States Preferred Securities Trust (“Midland Trust”), a statutory trust under the Delaware Statutory Trust Act. Midland Trust issued a pool of $10.0 million of floating rate cumulative trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $10.3 million of subordinated debentures to the Midland Trust in exchange for ownership of all the common securities of the Midland Trust. The Company is not considered the primary beneficiary of the Midland Trust; therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures, net of unamortized debt issuance costs, are shown as a liability. The Company’s investment in the common stock of the trust was $0.3 million and is included in other assets.
In conjunction with the acquisition of Grant Park Bancshares, Inc. (“Grant Park”) on June 5, 2013, the Company assumed $3.1 million of subordinated debentures that were recorded at a fair value of $1.8 million at the time of acquisition. On December 19, 2003, Grant Park Statutory Trust I (“Grant Park Trust”) issued 3,000 shares of preferred securities with a liquidation amount of $1,000 per security. Grant Park issued $3.1 million of subordinated debentures to the Grant Park Trust in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of the Grant Park Trust; therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures, net of unamortized purchase discount, are shown as a liability. The Company’s investment in the common stock of the trust was $0.1 million and is included in other assets.
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
In conjunction with the acquisition of Centrue on June 9, 2017, the Company assumed $10.3 million of subordinated debentures that were recorded at a fair value of $7.6 million at the time of acquisition. In April 2004, Centrue Statutory Trust II (“Centrue Trust II”) issued 10,000 shares of trust preferred securities with a liquidation amount of $1,000 per preferred security. Centrue issued $10.3 million of subordinated debentures to Centrue Trust II in exchange for ownership of all the common securities of the trust. The Company is not considered the primary beneficiary of Centrue Trust II; therefore, the trust is not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures, net of unamortized purchase discount, are shown as a liability, and the Company’s investment in the common stock of Centrue Trust II of $0.3 million is included in other assets.
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
NOTE 16 – INCOME TAXES
The components of income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows:

(dollars in thousands)	2020	2019	2018
Federal:
Current	$10,924	$2,318	$55
Deferred	(3,852)	8,287	6,748
State:
Current	1,271	1,761	807
Deferred	1,134	4,321	3,774
Total income tax expense	$9,477	$16,687	$11,384

The Company’s income tax expense differed from the statutory federal rate of 21% for the years ended December 31, 2020, 2019 and 2018 as follows:

(dollars in thousands)	2020	2019	2018
Expected income taxes	$6,723	$15,218	$10,665
Less income tax effect of:
Tax-exempt income, net	(2,398)	(2,568)	(2,622)
State tax, net of federal benefit	1,900	4,805	4,028
Equity-based compensation benefit	239	(484)	(62)
Non-deductible transaction costs	—	110	71
Disposition of nondeductible goodwill	2,287	—	—
Valuation allowance	10	62	(409)
Other	716	(456)	(287)
Actual income tax expense	$9,477	$16,687	$11,384
Deferred tax assets, net in the accompanying consolidated balance sheets at December 31, 2020 and 2019 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2020	2019
Assets:
Allowance for credit losses on loans	$16,622	$7,708
Deferred compensation	2,152	2,332
Loans	2,772	5,386
Tax credits	1,047	1,049
Net operating losses	11,231	15,510
Fair value adjustment on investments	1,067	1,217
Premises and equipment	433	—
Operating lease liabilities	3,289	4,227
Other, net	3,861	2,961
Deferred tax assets	42,474	40,390
Valuation allowance	(71)	(62)
Deferred tax assets, net of valuation allowance	42,403	40,328
Liabilities:
Premises and equipment	—	1,735
Unrealized gain on securities	4,169	2,846
Mortgage servicing rights	8,315	11,436
Fair value adjustment on trust preferred debentures	4,417	4,560
Deferred loan costs, net of fees	3,632	3,539
Intangible assets	6,921	8,380
Software development costs	1,522	1,638
Leased equipment	17,910	12,313
Operating lease right-of-use assets	2,524	3,912
Other, net	1,315	1,247
Deferred tax liabilities	50,725	51,606
Deferred tax liabilities, net	$(8,322)	$(11,278)
At December 31, 2020 and 2019, the accumulation of the prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
The tax expense associated with the disposition of nondeductible goodwill is related to Love Funding Corporation's asset disposition discussed in Note 2.
The Company had $51.0 million of federal net operating loss carryforwards expiring 2022 through 2035, $7.0 million of Illinois post-apportioned net operating loss carryforwards expiring in 2025 and 2026, and $51.0 million of Missouri pre-

apportioned net operating loss carryforwards expiring 2021 through 2035, at December 31, 2020. The utilization of the federal and Missouri net operating losses are subject to the limitations of Internal Revenue Code Section 382.
At December 31, 2019, the Company had a federal alternative minimum tax credit carryforward of $1.6 million presented in income taxes receivable. The Company made the election to recover one hundred percent of this credit for the 2018 tax year pursuant to IRC Section 53(e)(5) as amended by the CARES Act signed into law on March 27, 2020. In making the election, the Company recovered the original credit carry forward to tax year 2019 in the 2018 tax year.
The Company has state tax credit carryforwards of $1.3 million with a 5 year carryforward period, expiring between 2021 and 2025. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.
We had no unrecognized tax benefits as of December 31, 2020 and 2019, and did not recognize any increase of unrecognized benefits during 2020 relative to any tax positions taken during the year.
Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2020 and 2019.
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2020, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to capital loss carry forwards. An addition was made to the $0.1 million valuation allowance from December 31, 2019 in the amount of $0.01 million, resulting in a valuation allowance of $0.1 million at December 31, 2020 for the estimated capital losses that will not be able to be utilized in the future. For the Company's remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.
The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2017 through 2019 and by state taxing authorities are 2016 through 2019.
NOTE 17 – RETIREMENT PLANS
We sponsor the Midland States Bank 401(k) Profit Sharing Plan, which provides retirement benefits to substantially all of our employees. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2020, 2019 and 2018. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the participant withdraws the funds. The Company matches 50% of participant contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.7 million, $1.7 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Certain directors and executive officers participate in a nonqualified deferred compensation arrangement. Through May 1, 2019, we matched 25% of the amount deferred by directors who deferred all of their director fees into a Company stock unit account. At December 31, 2020 and 2019, the accrued liability for these arrangements totaled $4.6 million and $5.0 million, respectively, and was reflected in other liabilities in the consolidated balance sheets.
    Expenses associated with these arrangements were $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, there were distributions made of $1.3 million, $0.1 million and $0.4 million, respectively.
In November 2015, the Company entered into a supplemental retirement agreement with its former Chief Executive Officer (“Former CEO”). Pursuant to the agreement, the Former CEO (who retired on December 31, 2018) received supplemental retirement payments in 2020 and 2019 equal to $0.2 million and $0.3 million, respectively, and is eligible to receive supplemental retirement payments in 2021 equal to $0.2 million. The Company expensed $0.3 million for the year ended December 31, 2018 for this arrangement, with no expense in the years ended December 31, 2020 or 2019.
Midland participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory defined benefit pension plan for certain former employees of Heartland Bank who have met prescribed eligibility requirements. The multiple-employer plan operates as a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the amounts contributed by the participating institutions are maintained in the aggregate. The plan is funded based on an annual valuation performed by the plan administrator. Benefits under the plan were frozen in 2004. The funded status of the plan (market value of assets divided by funding target) was 117.60% as of July 1, 2020, the latest actuarial valuation date. Future costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits will be expensed as incurred. The minimum required contribution for these costs in 2020 and 2019 was $0.2 million and $0.1 million, respectively.
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
Total compensation cost that has been charged against income under the plans was $2.2 million, $2.0 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock
In 2020 and 2019, the Company granted 94,998 and 129,717 shares of restricted stock awards, respectively. These awards have a vesting period of four years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of grant.
A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

	Number outstanding	Weighted average grant due fair value
Nonvested, beginning of year	254,057	$28.24
Granted during the year	94,998	14.85
Vested during the year	74,611	28.42
Forfeited during the year	33,756	28.75
Nonvested, end of year	240,688	22.83
As of December 31, 2020, there was $4.8 million of total unrecognized compensation cost related to the nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 2.7 years.
The weighted average grant date fair value for restricted stock awards was $14.85, $27.67 and $28.47 during the years ended December 31, 2020, 2019 and 2018, respectively.
Stock Options
The Company did not grant stock options in any of the years ended December 31, 2020, 2019 and 2018. All stock options outstanding are related to grants from prior years.

The summary of our stock option activity during the years ended December 31, 2020 and 2019 is as follows:

	2020			2019
	Shares	Weighted average exercise price	Weighted average remaining contractual life	Shares	Weighted average exercise price	Weighted average remaining contractual life
Option outstanding, beginning of year	623,122	$20.83		1,006,144	$19.48
Options granted	—	—		—	—
Options exercised	(39,500)	17.90		(360,776)	16.46
Options forfeited	(3,268)	28.89		(16,362)	30.45
Options expired	(112,865)	19.26		(5,884)	31.30
Options outstanding, end of year	467,489	21.40	4.1 years	623,122	20.83	4.8 years
Options exercisable	463,590	21.31	4.1 years	586,081	20.40	4.6 years
Options vested and expected to vest	467,060	21.39	4.1 years	619,032	20.79	4.8 years
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2020 was $200,000. As of December 31, 2020, there was $4,000 of total unrecognized compensation cost related to nonvested stock options granted under our 2010 Incentive Plan. This cost is expected to be recognized over a period of three months.
The total intrinsic value and cash received from options exercised under share-based payment arrangements was $0.2 million and $0.7 million, respectively, for the year ended December 31, 2020, $3.6 million and $5.9 million, respectively, for the year ended December 31, 2019, and $1.6 million and $1.8 million, respectively, for the year ended December 31, 2018.
The following table summarizes information about the Company’s nonvested stock option activity for 2020:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2019	37,041	$3.26
Granted	—	—
Vested	(29,874)	3.09
Forfeited	(3,268)	3.50
Nonvested at December 31, 2020	3,899	4.33
NOTE 19 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the years ended December 31, 2020, 2019 and 2018 excluded antidilutive stock options of 364,272, 91,097 and 31,259, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective years. Presented below are the calculations for basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018:

(dollars in thousands, except share and per share data)	2020	2019	2018
Net income	$22,537	$55,784	$39,421
Preferred dividends declared	—	(191)	(330)
Preferred stock, premium amortization	—	145	189
Net income available to common shareholders	22,537	55,738	39,280
Common shareholder dividends	(24,699)	(23,389)	(19,838)
Unvested restricted stock award dividends	(259)	(210)	(139)
Undistributed earnings to unvested restricted stock awards	—	(267)	(123)
Undistributed earnings to common shareholders	$(2,421)	$31,872	$19,180
Basic
Distributed earnings to common shareholders	$24,699	$23,389	$19,838
Undistributed earnings to common shareholders	(2,421)	31,872	19,180
Total common shareholders earnings, basic	$22,278	$55,261	$39,018
Diluted
Distributed earnings to common shareholders	$24,699	$23,389	$19,838
Undistributed earnings to common shareholders	(2,421)	31,872	19,180
Total common shareholders earnings	22,278	55,261	39,018
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	2	2
Total common shareholders earnings, diluted	$22,278	$55,263	$39,020
Weighted average common shares outstanding, basic	23,336,881	24,288,793	23,130,475
Options	9,245	204,638	418,550
Weighted average common shares outstanding, diluted	23,346,126	24,493,431	23,549,025
Basic earnings per common share	$0.95	$2.28	$1.69
Diluted earnings per common share	0.95	2.26	1.66
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
In December 2018, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.
At December 31, 2020, the Company and the Bank exceeded the regulatory minimums to which they were subject and exceeded the regulatory definition of well-capitalized.
At December 31, 2020 and 2019, the Company’s and the Bank’s actual and required capital ratios were as follows:

	Actual		Fully Phased-In Regulatory Guidelines Minimum		Required to be Well Capitalized Under Prompt Corrective Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total risk-based capital ratio
Midland States Bancorp, Inc.	$710,417	13.24%	$563,610	10.50%	N/A	N/A
Midland States Bank	631,585	11.77	563,420	10.50	$536,591	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	494,043	9.20	456,256	8.50	N/A	N/A
Midland States Bank	578,681	10.78	456,102	8.50	429,273	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	429,092	7.99	375,740	7.00	N/A	N/A
Midland States Bank	578,681	10.78	375,614	7.00	348,784	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	494,043	7.50	263,651	4.00	N/A	N/A
Midland States Bank	578,681	8.78	263,537	4.00	329,421	5.00

December 31, 2019
Total risk-based capital ratio
Midland States Bancorp, Inc.	$772,572	14.72%	$515,548	10.50%	N/A	N/A
Midland States Bank	648,291	13.22	515,035	10.50	$490,509	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	516,647	10.52	417,348	8.50	N/A	N/A
Midland States Bank	619,019	12.62	416,933	8.50	392,407	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	451,696	9.20	343,699	7.00	N/A	N/A
Midland States Bank	619,019	12.62	343,356	7.00	318,831	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	516,647	8.74	236,504	4.00	N/A	N/A
Midland States Bank	619,019	10.48	236,214	4.00	295,267	5.00

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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2020 or 2019 for assets measured at fair value on a recurring basis. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 2).
Loans held for sale. The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).
Derivative instruments. The fair value of derivative instruments are determined based on derivative valuation models using observable market data as of the measurement date (Level 2).
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and non-recurring basis at December 31, 2020 and 2019, are summarized below:

	2020
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$35,567	$—	$35,567	$—
Mortgage-backed securities - agency	344,577	—	344,577	—
Mortgage-backed securities - non-agency	20,744	—	20,744	—
State and municipal securities	129,765	—	129,765	—
Corporate securities	146,058	—	145,099	959
Equity securities	9,424	9,424	—	—
Loans held for sale	138,090	—	138,090	—
Interest rate lock commitments	2,217	—	2,217	—
Interest rate swap contracts	1,206	—	1,206	—
Total	$827,648	$9,424	$817,265	$959
Liabilities
Forward commitments to sell mortgage-backed securities	$309	$—	$309	$—
Interest rate swap contracts	803	—	803	—
Total	$1,112	$—	$1,112	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$39,276	$—	$—	$39,276
Mortgage servicing rights held for sale	878	—	—	878
Nonperforming loans	13,333	—	12,054	1,279
Other real estate owned	20,247	—	20,247	—
Assets held for sale	4,157	—	4,157	—

	2019
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$60,020	$—	$60,020	$—
Mortgage-backed securities - agency	324,974	—	324,974	—
Mortgage-backed securities - non-agency	17,148	—	17,148	—
State and municipal securities	124,555	—	124,555	—
Corporate securities	122,736	—	121,781	955
Equity securities	5,621	5,621	—	—
Loans held for sale	16,431	—	16,431	—
Interest rate lock commitments	3,350	—	3,350	—
Interest rate swap contracts	306	—	306	—
Total	$675,141	$5,621	$668,565	$955
Liabilities
Interest rate swap contracts	$306	$—	$306	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$53,824	$—	$—	$53,824
Mortgage servicing rights held for sale	1,972	—	—	1,972
Impaired loans	14,693	—	12,518	2,175
Assets held for sale	3,974	—	3,974	—
The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Corporate Securities
(dollars in thousands)	2020	2019
Balance, beginning of period	$955	$1,923
Total realized in earnings (1)	8	52
Total unrealized in other comprehensive income (2)	4	32
Net settlements (principal and interest)	(8)	(1,052)
Balance, end of period	$959	$955
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2020 and 2019:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
December 31, 2020
Corporate securities	$959	Consensus pricing	Net market price	(2.0)%	—	4.9%	(2.0)%

December 31, 2019
Corporate securities	$955	Consensus pricing	Net market price	(2.0)%	—	2.5%	(1.5)%
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
The significant unobservable inputs used in the fair value measurement of the Company's corporate securities is net market price. The corporate securities are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. Significant changes in any of the inputs in isolation would result in a significant change in the fair value measurement. Generally, net market price increases when market interest rates decline and declines when market interest rates increase.
The following table presents (gains) losses recognized on assets measured on a non-recurring basis for the years ended December 31, 2020, 2019 and 2018:

(dollars in thousands)	2020	2019	2018
Loan servicing rights	$12,337	$2,139	$(449)
Mortgage servicing rights held for sale	1,692	(490)	458
Nonperforming loans	24,611	10,259	5,800
Other real estate owned	1,390	16	301
Assets held for sale	10,404	3,577	—
Total loss on assets measured on a nonrecurring basis	$50,434	$15,501	$6,110

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements of Level 3 assets measured on a non-recurring basis at December 31, 2020 and 2019:

(dollars in thousands)	Fair Value	Valuation technique	Unobservable input / assumptions	Range (weighted average)
December 31, 2020
Loan servicing rights:
Commercial MSR	$38,322	Discounted cash flow	Prepayment speed	8.00%	-	18.00%	(8.18)%
			Discount rate	10.00%	-	27.00%	(11.48)%

SBA servicing rights	$954	Discounted cash flow	Prepayment speed	12.01%	-	12.52%	(12.25)%
			Discount rate	No range			(11.00)%

MSR held for sale	$878	Discounted cash flow	Prepayment speed	14.40%	-	26.28%	(20.34)%
			Discount rate	9.00%	-	11.50%	(10.13)%

December 31, 2019
Loan servicing rights:
Commercial MSR	$52,693	Discounted cash flow	Prepayment speed	8.00%	-	18.00%	(8.20)%
			Discount rate	10.00%	-	14.00%	(11.02)%

SBA servicing rights	$1,131	Discounted cash flow	Prepayment speed	8.31%	—	9.21%	(8.60)%
			Discount rate	No range			(11.70)%

MSR held for sale	$1,972	Discounted cash flow	Prepayment speed	8.64%	—	26.28%	(12.42)%
			Discount rate	9.50%	—	12.50%	(10.75)%

Other:
Impaired loans	$2,175	Fair value of collateral	Discount for type of property,	4.32%	-	8.00%	(5.22)%
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at December 31, 2020 and 2019:

	2020			2019
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$126,123	$67	$126,056	$8,236	$206	$8,030
Residential loans held for sale	11,967	743	11,224	8,195	446	7,749
Total loans held for sale	$138,090	$810	$137,280	$16,431	$652	$15,779
    The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2020, 2019 and 2018:

(dollars in thousands)	2020	2019	2018
Commercial loans held for sale	$(139)	$(389)	$252
Residential loans held for sale	318	7	6
Total loans held for sale	$179	$(382)	$258

The carrying values and estimated fair value of financial instruments not carried at fair value at December 31, 2020 and 2019 were as follows:

	2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$337,080	$337,080	$337,080	$—	$—
Federal funds sold	4,560	4,560	4,560	—	—
Nonmarketable equity securities	56,596	56,596	—	56,596	—
Loans, net	5,042,888	5,006,223	—		5,006,223
Accrued interest receivable	23,545	23,545	—	23,545	—

Liabilities
Deposits	$5,101,016	$5,108,360	$—	$5,108,360	$—
Short-term borrowings	68,957	68,957	—	68,957	—
FHLB and other borrowings	779,171	807,493	—	807,493	—
Subordinated debt	169,795	176,504	—	176,504	—
Trust preferred debentures	48,814	50,165	—	50,165	—

	2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$210,780	$210,780	$210,780	$—	$—
Federal funds sold	2,920	2,920	2,920	—	—
Nonmarketable equity securities	42,472	42,472	—	42,472	—
Loans, net	4,116,648	4,091,438	—	—	4,091,438
Accrued interest receivable	16,560	16,560	—	16,560	—

Liabilities
Deposits	$4,074,170	$4,069,098	$—	$4,069,098	$—
Short-term borrowings	124,235	124,235	—	124,235	—
FHLB and other borrowings	640,631	641,050	—	641,050	—
Subordinated debt	94,134	91,926	—	91,926	—
Trust preferred debentures	47,794	56,805	—	56,805	—
In accordance with our adoption of ASU 2016-1 in 2019, the methods utilized to measure the fair value of financial instruments at December 31, 2020 and 2019 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 22 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
As previously disclosed, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China and continues to unfold across the U.S. The spread of the COVID-19 virus had an impact on our operations as of December 31, 2020, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments at December 31, 2020 and 2019 were as follows:

(dollars in thousands)	2020	2019
Commitments to extend credit	$894,212	$725,506
Financial guarantees – standby letters of credit	15,889	106,678
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2020 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. As a result of make-whole requests and loan repurchases, the Company incurred losses totaling $0.01 million for the year ended December 31, 2018. There were no losses as a result of make-whole requests and loan repurchases for the years ended December 31, 2020 and 2019. The liability for unresolved repurchase demands totaled $0.3 million at December 31, 2020 and 2019.
NOTE 23 – SEGMENT INFORMATION
During the third quarter of 2020, the Company sold its commercial FHA loan origination platform. During the year ended December 31, 2019, the commercial FHA origination and servicing segment’s net income was $1.6 million and its assets totaled $91.5 million at December 31, 2019. In conjunction with this sale, the Company re-evaluated its business segments. Previously, the Company chose to report data about this segment as we believed it to material to understanding our financial operations. However, due the sale of the commercial FHA loan origination platform, the data is not material to understanding our business and operations. The commercial FHA origination and servicing segment is aggregated with Banking for all periods presented.
Our business segments are defined as Banking, Wealth Management, and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment leasing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The wealth management segment consists of trust and fiduciary services, brokerage and retirement planning services. The other segment includes the operating results of the parent company, our captive insurance business unit, and the elimination of intercompany transactions.

Selected business segment financial information as of and for the years ended December 31, 2020, 2019 and 2018 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
December 31, 2020
Net interest income (expense)	$211,120	$—	$(11,984)	$199,136
Provision for credit losses on loans	44,361	—	—	44,361
Noninterest income	38,706	22,802	(259)	61,249
Noninterest expense	170,025	14,938	(953)	184,010
Income (loss) before income taxes (benefit)	35,440	7,864	(11,290)	32,014
Income taxes (benefit)	10,020	2,194	(2,737)	9,477
Net income (loss)	$25,420	$5,670	$(8,553)	$22,537
Total assets	$6,985,011	$27,313	$(143,784)	$6,868,540

December 31, 2019
Net interest income (expense)	$201,534	$—	$(11,719)	$189,815
Provision for credit losses on loans	16,985	—	—	16,985
Noninterest income	53,683	21,832	(233)	75,282
Noninterest expense	160,364	14,850	427	175,641
Income (loss) before income taxes (benefit)	77,868	6,982	(12,379)	72,471
Income taxes (benefit)	18,195	1,850	(3,358)	16,687
Net income (loss)	$59,673	$5,132	$(9,021)	$55,784
Total assets	$6,086,947	$26,015	$(25,945)	$6,087,017

December 31, 2018
Net interest income (expense)	$190,461	$298	$(10,672)	$180,087
Provision for credit losses on loans	9,430	—	—	9,430
Noninterest income	51,769	20,484	(462)	71,791
Noninterest expense	179,989	12,492	(838)	191,643
Income (loss) before income taxes (benefit)	52,811	8,290	(10,296)	50,805
Income taxes (benefit)	11,558	2,130	(2,304)	11,384
Net income (loss)	$41,253	$6,160	$(7,992)	$39,421
Total assets	$5,657,179	$23,899	$(43,405)	$5,637,673
NOTE 24 – RELATED PARTY TRANSACTIONS
The Company utilizes the services of a company to act as a general manager for the construction of new facilities. A member of our board of directors is a substantial shareholder of this company and currently serves as its Chairman. During the years ended December 31, 2019 and 2018, the Company paid $0.6 million and $0.4 million, respectively, to this company for work on various projects. There were no payments to this company during the year ended December 31, 2020.
A former member of our board of directors, who retired in 2020, has an ownership interest in a building the Company utilized for office space located in Effingham, Illinois. During the years ended December 31, 2020, 2019 and 2018, the Company paid rent on this space of $0.1 million, $0.1 million and $42,000, respectively.
NOTE 25 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, 2019 and 2018.

(dollars in thousands)	2020	2019	2018
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$16,953	$16,114	$16,099
Investment advisory fees	2,009	2,171	2,041
Investment brokerage fees	1,465	1,165	1,065
Other	2,375	2,382	1,308
Service charges on deposit accounts:
Nonsufficient fund fees	5,589	7,721	7,672
Other	3,014	3,306	2,768
Interchange revenues	12,266	11,992	10,674
Other income:
Merchant services revenue	1,381	1,506	1,650
Other	3,161	3,475	2,935
Noninterest income - out-of-scope of Topic 606	13,036	25,450	25,579
Total noninterest income	$61,249	$75,282	$71,791
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
NOTE 26 – PARENT COMPANY ONLY FINANCIAL INFORMATION
The following tables present condensed financial information for Midland States Bancorp, Inc. at December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2020	2019
Assets:
Cash	$58,904	$52,673
Investment in common stock of subsidiaries	772,758	832,681
Other assets	11,317	4,934
Total assets	$842,979	$890,288
Liabilities:
Subordinated debt	$169,795	$176,653
Trust preferred debentures	48,814	48,288
Other borrowings	171	181
Other liabilities	2,808	3,255
Total liabilities	221,588	228,377
Shareholders’ equity	621,391	661,911
Total liabilities and shareholders’ equity	$842,979	$890,288

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2020	2019	2018
Dividends from subsidiaries	$89,890	$43,900	$17,000
Other income	—	—	6
Interest expense	(12,054)	(11,798)	(10,714)
Other expense	(1,309)	(2,753)	(1,180)
Income before income tax benefit and equity in undistributed (loss) income of subsidiaries	76,527	29,349	5,112
Income tax benefit	2,749	3,371	2,312
Income before equity in undistributed (loss) income of subsidiaries	79,276	32,720	7,424
Equity in undistributed (loss) income of subsidiaries	(56,739)	23,064	31,997
Net income	$22,537	$55,784	$39,421

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$22,537	$55,784	$39,421
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	56,739	(23,064)	(31,997)
Share-based compensation expense	2,175	2,364	1,533
Change in other assets	(6,382)	(2,604)	3,273
Change in other liabilities	471	1,528	2,863
Net cash provided by operating activities	75,540	34,008	15,093
Cash flows from investing activities:
Net cash paid in acquisition	—	(1,021)	(32,890)
Net cash used in investing activities	—	(1,021)	(32,890)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net of issuance costs	—	98,265	—
Payments made on subordinated debt	(7,443)	(19,543)	—
Subordinated debt prepayment fees	193	1,778	—
Payments made on other borrowings	—	(56,475)	(4,286)
Common stock repurchased	(39,615)	(4,019)	—
Redemption of Series G preferred stock	(10)	—	—
Redemption of Series H preferred stock	—	(2,636)	—
Cash dividends paid on common stock	(24,958)	(23,599)	(19,977)
Cash dividends paid on preferred stock	—	(191)	(330)
Proceeds from issuance of common stock under employee benefit plans	2,524	5,794	2,278
Net cash used in by financing activities	(69,309)	(626)	(22,315)
Net increase (decrease) in cash	6,231	32,361	(40,112)
Cash:
Beginning of period	52,673	20,312	60,424
End of period	$58,904	$52,673	$20,312

NOTE 27 – QUARTERLY CONDENSED FINANCIAL INFORMATION (UNAUDITED)
The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2020 and 2019:

	2020 Quarter Ended
(dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$61,314	$60,548	$60,314	$62,712
Interest expense	14,663	11,559	10,334	9,196
Net interest income	46,651	48,989	49,980	53,516
Provision for credit losses	11,578	10,997	11,728	10,058
Net interest income after provision for credit losses	35,073	37,992	38,252	43,458
Noninterest income	8,598	19,396	18,919	14,336
Noninterest expense	41,666	41,395	53,901	47,048
Income before income taxes	2,005	15,993	3,270	10,746
Income taxes	456	3,424	3,184	2,413
Net income	$1,549	$12,569	$86	$8,333
Per common share data:
Basic earnings per common share	$0.06	$0.53	$0.00	$0.36
Diluted earnings per common share	0.06	0.53	0.00	0.36

	2019 Quarter Ended
(dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$59,432	$60,636	$65,006	$64,444
Interest expense	13,831	14,559	15,556	15,757
Net interest income	45,601	46,077	49,450	48,687
Provision for credit losses	3,243	4,076	4,361	5,305
Net interest income after provision for credit losses	42,358	42,001	45,089	43,382
Noninterest income	17,075	19,587	19,606	19,014
Noninterest expense	41,097	40,194	48,025	46,325
Income before income taxes	18,336	21,394	16,670	16,071
Income taxes	4,354	5,039	4,015	3,279
Net income	13,982	16,355	12,655	12,792
Preferred stock dividends and premium amortization	34	34	(22)	—
Net income available to common shareholders	$13,948	$16,321	$12,677	$12,792
Per common share data:
Basic earnings per common share	$0.58	$0.67	$0.51	$0.52
Diluted earnings per common share	0.57	0.67	0.51	0.51
NOTE 28 – SUBSEQUENT EVENTS
On February 10, 2021, the Company announced that it had entered into a definitive agreement to purchase substantially all of the trust assets of ATG Trust Company (“ATG Trust”), a trust company based in Chicago, Illinois with approximately $387 million in assets under management and annual revenue of approximately $3.5 million. The transaction is expected to increase the size of Midland’s Wealth Management group to more than $3.8 billion in assets under administration and more than 90 financial professionals. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in the second quarter of 2021 and is expected to result in minimal tangible book value dilution.

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION

None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item can be found in the sections titled “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item can be found in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors” and “Compensation Committee Report” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2020. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 18 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	453,907	$19.63	898,991
Equity compensation plans not approved by shareholders (3)	225,585	29.41	—
Total	679,492	$21.40	898,991

(1)The weighted average exercise price only relates to outstanding option awards.
(2)Column (a) includes 382,687 outstanding stock options granted from the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan, 1,783 outstanding restricted stock units granted from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan, and 69,437 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with the director’s election following the director’s separation from service or at a date certain from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. Column (c) reflects 704,834 shares remaining available for issuance under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and 194,157 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019).
(3)Column (a) includes 84,802 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement, and 140,783 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with the director’s election following the director’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item can be found in the section titled “Proposal 3 – Ratification of the Appointment of Crowe LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under Item 8 - "Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Income – Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows – Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.
(3)Exhibits:
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

4.2
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2020).

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

10.4*	Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey Ludwig - filed herewith.

10.5*	Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey Mefford - filed herewith.

10.6*	Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker - filed herewith.

10.7*	Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Eric T. Lemke - filed herewith.

10.8*	Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bank and Jeff Brunoehler - filed herewith.

10.9*	Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bank and James R. Stewart - filed herewith.

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

10.13*	Midland States Bancorp, Inc. Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2017).

10.14*
Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019) (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.15
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

10.18*
Form of Incentive Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.19*
Form of Nonqualified Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.20*
Form of Restricted Stock Unit Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.21*
Form of Restricted Stock Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.22*
Midland States Bancorp, Inc. Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

23.1	Consent of Crowe LLP – filed herewith.

31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	The Inline XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document – filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document– filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document– filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document– filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Management contract or compensatory plan or arrangement

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND STATES BANCORP, INC.
Date: February 26, 2021	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	Jeffrey C. Smith	Chairman of the Board of Directors	February 26, 2021
Jeffrey C. Smith

/s/	Jeffrey G. Ludwig	President,	February 26, 2021
	Jeffrey G. Ludwig	Chief Executive Officer and Director (Principal Executive Officer)
February 26, 2021
/s/	Eric T. Lemke	Chief Financial Officer
	Eric T. Lemke	(Principal Financial Officer)

/s/	Donald J. Spring	Chief Accounting Officer	February 26, 2021
	Donald J. Spring	(Principal Accounting Officer)

/s/	R. Dean. Bingham	Director	February 26, 2021
R. Dean. Bingham

/s/	Jennifer L. DiMotta	Director	February 26, 2021
Jennifer L. DiMotta

/s/	Deborah A. Golden	Director	February 26, 2021
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	February 26, 2021
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	February 26, 2021
Jeffrey M. McDonnell

/s/	Dwight A. Miller	Director	February 26, 2021
Dwight A. Miller

/s/	Richard T. Ramos	Director	February 26, 2021
Richard T. Ramos

/s/	Robert F. Schultz	Director	February 26, 2021
Robert F. Schultz