Form 10-Q
period 2021-03-31
Midland States Bancorp, Inc.
filed 2021-05-06
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of April 23, 2021, the Registrant had 22,364,850 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$628,450	$337,080
Federal funds sold	2,769	4,560
Cash and cash equivalents	631,219	341,640
Investment securities available for sale, at fair value (allowance for credit losses of $516 and $366 at March 31, 2021 and December 31, 2020, respectively)	681,007	676,711
Equity securities, at fair value	9,383	9,424
Loans	4,910,806	5,103,331
Allowance for credit losses on loans	(62,687)	(60,443)
Total loans, net	4,848,119	5,042,888
Loans held for sale	55,174	138,090
Premises and equipment, net	73,255	74,124
Operating lease right-of-use asset	8,813	9,177
Other real estate owned	20,304	20,247
Nonmarketable equity securities	53,096	56,596
Accrued interest receivable	24,679	23,545
Loan servicing rights, at lower of cost or fair value	36,876	39,276
Goodwill	161,904	161,904
Other intangible assets, net	26,867	28,382
Cash surrender value of life insurance policies	146,864	146,004
Other assets	107,226	100,532
Total assets	$6,884,786	$6,868,540
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,522,433	$1,469,579
Interest-bearing	3,818,080	3,631,437
Total deposits	5,340,513	5,101,016
Short-term borrowings	71,728	68,957
FHLB advances and other borrowings	529,171	779,171
Subordinated debt	169,888	169,795
Trust preferred debentures	48,954	48,814
Operating lease liabilities	11,221	11,958
Other liabilities	77,844	67,438
Total liabilities	6,249,319	6,247,149

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,351,740 and 22,325,471 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	224	223
Capital surplus	454,264	453,410
Retained earnings	168,564	156,327
Accumulated other comprehensive income	12,415	11,431
Total shareholders’ equity	635,467	621,391
Total liabilities and shareholders’ equity	$6,884,786	$6,868,540
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans:
Taxable	$54,554	$53,539
Tax exempt	670	836
Loans held for sale	442	191
Investment securities:
Taxable	3,280	4,094
Tax exempt	781	987
Nonmarketable equity securities	680	605
Federal funds sold and cash investments	96	1,062
Total interest income	60,503	61,314
Interest expense:
Deposits	3,183	8,362
Short-term borrowings	24	101
FHLB advances and other borrowings	2,570	2,967
Subordinated debt	2,367	2,509
Trust preferred debentures	491	724
Total interest expense	8,635	14,663
Net interest income	51,868	46,651
Provision for credit losses:
Provision for credit losses on loans	3,950	10,569
Provision for credit losses on unfunded commitments	(535)	934
Provision for other credit losses	150	75
Total provision for credit losses	3,565	11,578
Net interest income after provision for credit losses	48,303	35,073
Noninterest income:
Wealth management revenue	5,931	5,677
Commercial FHA revenue	292	1,267
Residential mortgage banking revenue	1,574	1,755
Service charges on deposit accounts	1,826	2,656
Interchange revenue	3,375	2,833
Impairment on commercial mortgage servicing rights	(1,275)	(8,468)
Company-owned life insurance	860	900
Other income	2,233	1,978
Total noninterest income	14,816	8,598
Noninterest expense:
Salaries and employee benefits	20,528	21,063
Occupancy and equipment	3,940	4,869
Data processing	5,993	5,477
Professional	2,185	1,855
Marketing	477	981
Communications	822	1,290
Amortization of intangible assets	1,515	1,762
Other expense	3,619	4,369
Total noninterest expense	39,079	41,666
Income before income taxes	24,040	2,005
Income taxes	5,502	456
Net income	$18,538	$1,549
Per common share data:
Basic earnings per common share	$0.81	$0.06
Diluted earnings per common share	$0.81	$0.06
Weighted average common shares outstanding	22,522,983	24,433,975
Weighted average diluted common shares outstanding	22,578,553	24,538,002
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$18,538	$1,549
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(6,741)	1,321
Provision for credit loss expense	150	75
Income tax effect	1,813	(384)
Change in investment securities available for sale, net of tax	(4,778)	1,012
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	8,284	—
Reclassification adjustment for gains realized in net income	(336)	—
Income tax effect	(2,186)	—
Change in cash flow hedges, net of tax	5,762	—
Other comprehensive income (loss), net of tax	984	1,012
Total comprehensive income	$19,522	$2,561
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balances, December 31, 2020	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	18,538	—	18,538
Other comprehensive income	—	—	—	984	984
Common dividends declared ($0.28 per share)	—	—	(6,301)	—	(6,301)
Common stock repurchased	(1)	(1,207)	—	—	(1,208)
Share-based compensation expense	—	502	—	—	502
Issuance of common stock under employee benefit plans	2	1,559	—	—	1,561
Balances, March 31, 2021	$224	$454,264	$168,564	$12,415	$635,467

Balances, December 31, 2019	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 2)	—	—	(7,172)	—	(7,172)
Balances, January 1, 2020	244	488,305	158,748	7,442	654,739
Net income	—	—	1,549	—	1,549
Other comprehensive income	—	—	—	1,012	1,012
Common dividends declared ($0.2675 per share)	—	—	(6,575)	—	(6,575)
Common stock repurchased	(10)	(20,552)	—	—	(20,562)
Share-based compensation expense	—	602	—	—	602
Issuance of common stock under employee benefit plans	—	395	—	—	395
Balances, March 31, 2020	$234	$468,750	$153,722	$8,454	$631,160
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$18,538	$1,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,565	11,578
Depreciation on premises and equipment	1,436	1,677
Amortization of intangible assets	1,515	1,762
Amortization of operating lease right-of-use asset	407	670
Amortization of loan servicing rights	858	790
Share-based compensation expense	502	602
Increase in cash surrender value of life insurance	(860)	(900)
Investment securities amortization, net	1,067	702
Loss (gain) on sales of other real estate owned	9	(15)
Impairment on other real estate owned	104	605
Origination of loans held for sale	(199,721)	(69,332)
Proceeds from sales of loans held for sale	332,685	112,166
Gain on loans sold and held for sale	(1,234)	(2,178)
Impairment on commercial mortgage servicing rights	1,275	8,468
Loss on mortgage servicing rights held for sale	—	496
Impairment related to facilities optimization	—	146
Net change in operating assets and liabilities:
Accrued interest receivable	(1,134)	(186)
Other assets	(6,986)	(5,670)
Accrued expenses and other liabilities	6,349	(8,327)
Net cash provided by operating activities	158,375	54,603
Cash flows from investing activities:
Purchases of investment securities available for sale	(56,983)	(50,442)
Maturities and payments on investment securities available for sale	56,870	44,242
Purchases of equity securities	(154)	(23)
Net decrease (increase) in loans	142,019	(125,024)
Purchases of premises and equipment	(574)	(765)
Proceeds from sale of premises and equipment	75	—
Purchases of nonmarketable equity securities	3,500	(1,563)
Proceeds from sales of other real estate owned	131	120
Net cash provided by (used in) investing activities	144,884	(133,455)
Cash flows from financing activities:
Net increase in deposits	239,497	106,386
Net increase (decrease) in short-term borrowings	2,771	(38,451)
Proceeds from FHLB borrowings	250,000	100,000
Payments made on FHLB borrowings and other borrowings	(500,008)	(200)
FHLB advances prepayment fees	8	—
Payments made on subordinated debt	—	(7,443)
Subordinated debt prepayment fees	—	193
Cash dividends paid on common stock	(6,301)	(6,575)
Common stock repurchased	(1,208)	(20,562)
Proceeds from issuance of common stock under employee benefit plans	1,561	395
Net cash (used in) provided by financing activities	(13,680)	133,743
Net increase in cash and cash equivalents	289,579	54,891
Cash and cash equivalents:
Beginning of period	341,640	394,505
End of period	$631,219	$449,396
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$9,436	$13,985
Income tax paid (net of refunds)	1,650	898
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	48,494	138,740
Transfer of loans to other real estate owned	306	1,813
Pending settlements on securities purchased	11,663	—
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)
NOTE 1 – BUSINESS DESCRIPTION
Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”) is a diversified financial holding company headquartered in Effingham, Illinois. Our wholly owned banking subsidiary, Midland States Bank (the “Bank”), has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management services, and insurance and financial planning services.
In addition, we provided multifamily and healthcare facility Federal Housing Administration (“FHA”) financing through Love Funding Corporation (“Love Funding”), our non-bank subsidiary. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service Love Funding's current servicing portfolio of approximately $3.30 billion as of March 31, 2021.
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2020 Annual Report on Form 10-K. Certain reclassifications of 2020 amounts have been made to conform to the 2021 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.
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
Accounting Guidance Adopted in 2021
FASB ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes – In December 2019, the Financial Accounting Standard Board ("FASB") issued ASU No. 2019-12 which removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this update became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2019-12 on January 1, 2021 did not have a material impact on the Company's consolidated financial statements.
FASB ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815 (a Consensus of the Emerging Issues Task Force) – In January 2020, the FASB issued ASU No. 2020-01 which clarifies the interactions ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this update became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the amendments are to be applied prospectively. The Company does not use the equity method of accounting for any equity securities, and its equity securities without a readily determinable fair value are recorded at cost, minus any impairment; therefore, the adoption of this new guidance did not have an impact on the Company's consolidated financial statements.
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU No. 2020-04 to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rates. The new guidance provides the following optional expedients that reduce costs and complexity of account for reference rate reform: (1) simplifies accounting analyses for contract modifications; (2) allows hedging relationships to continue without de-designation if there are qualifying changes in the critical terms of an existing hedging relationship due to reference rate reform; (3) allows a change in the systematic and rational method used to recognize in earnings the compounds excluded from the assessment of hedge effectiveness; (4) allows a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship; (5) allows the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship; (6) simplifies the assessment of hedge effectiveness and provides temporary optional expedients for cash flow hedging relationships affected by reference rate reform; and (7) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and are classified as held to maturity before January 1, 2020.
The amendments in ASU No. 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in the ASU are effective March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
NOTE 3 – DISPOSITIONS AND ACQUISITONS
On February 10, 2021, the Company announced that it had entered into a definitive agreement to purchase substantially all of the trust assets of ATG Trust Company (“ATG Trust”), a trust company based in Chicago, Illinois, with approximately $387 million in assets under management and annual revenue of approximately $3.5 million. The transaction is expected to increase the size of Midland’s Wealth Management group to more than $3.8 billion in assets under administration and more than 90 financial professionals. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in the second quarter of 2021 and is expected to result in minimal tangible book value dilution.
On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York.

NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$325	$—	$—	$—	$325
U.S. government sponsored entities and U.S. agency securities	32,256	264	555	—	31,965
Mortgage-backed securities - agency	339,071	4,606	4,657	—	339,020
Mortgage-backed securities - non-agency	23,868	251	92	28	23,999
State and municipal securities	119,234	5,984	207	28	124,983
Corporate securities	157,996	3,878	699	460	160,715
Total available for sale securities	$672,750	$14,983	$6,210	$516	$681,007

	December 31, 2020
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$35,287	$377	$97	$—	$35,567
Mortgage-backed securities - agency	338,340	6,284	47	—	344,577
Mortgage-backed securities - non-agency	20,411	333	—	—	20,744
State and municipal securities	122,488	7,311	5	29	129,765
Corporate securities	145,187	2,205	997	337	146,058
Total available for sale securities	$661,713	$16,510	$1,146	$366	$676,711
    The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at March 31, 2021. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$25,646	$25,907
After one year through five years	60,211	62,450
After five years through ten years	184,124	188,832
After ten years	39,830	40,799
Mortgage-backed securities	362,939	363,019
Total available for sale securities	$672,750	$681,007

During both the three months ended March 31, 2021 and 2020, there were no sales of investment securities available for sale.
The table below presents a rollforward by security type for the three months ended March 31, 2021 and 2020 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	Mortgage-backed securities - non-agency	State and municipal securities	Corporate securities
Changes in allowance for credit losses on investment securities available for sale:
For the three months ended March 31, 2021
Balance, beginning of period	$—	$29	$337
Current-period provision for expected credit losses	28	(1)	123
Balance, end of period	$28	$28	$460
For the three months ended March 31, 2020
Balance, beginning of period	$—	$—	$—
Current-period provision for expected credit losses	—	19	56
Balance, end of period	$—	$19	$56
Unrealized losses and fair values for investment securities available for sale as of March 31, 2021 and December 31, 2020, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,445	$555	$—	$—	$9,445	$555
Mortgage-backed securities - agency	172,444	4,657	—	—	172,444	4,657
Mortgage-backed securities - non-agency	—	—	—	—	—	—
State and municipal securities	8,764	108	—	—	8,764	108
Corporate securities	15,342	386	1,925	75	17,267	461
Total available for sale securities	$205,995	$5,706	$1,925	$75	$207,920	$5,781

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,903	$97	$—	$—	$9,903	$97
Mortgage-backed securities - agency	26,172	47	—	—	26,172	47
Mortgage-backed securities - non-agency	—	—	—	—	—	—
State and municipal securities	—	—	—	—	—	—
Corporate securities	20,010	522	—	—	20,010	522
Total available for sale securities	$56,085	$666	$—	$—	$56,085	$666
    For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.

At March 31, 2021, 62 investment securities available for sale had unrealized losses with aggregate depreciation of 2.71% from their amortized cost basis. The unrealized losses related principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
Equity Securities
Equity securities are recorded at fair value and totaled $9.4 million at both March 31, 2021 and December 31, 2020.
During both the three months ended March 31, 2021 and 2020, there were no sales of equity securities. Net unrealized gains and losses on equity securities for the three months ended March 31, 2021 and 2020 are summarized below:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Equity securities
Net unrealized gains (losses)	$81	$(1)
Net unrealized gains and losses on equity securities were recorded in other income in the consolidated statements of income.
NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial:
Commercial	$808,262	$937,382
Commercial other	766,632	748,193
Commercial real estate:
Commercial real estate non-owner occupied	853,110	871,451
Commercial real estate owner occupied	443,403	423,257
Multi-family	120,784	151,534
Farmland	76,734	79,731
Construction and land development	191,870	172,737
Total commercial loans	3,260,795	3,384,285
Residential real estate:
Residential first lien	321,857	358,329
Other residential	76,644	84,551
Consumer:
Consumer	76,943	80,642
Consumer other	772,021	785,460
Lease financing	402,546	410,064
Total loans, gross	$4,910,806	$5,103,331
Total loans include net deferred loan fees of $0.6 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively, and unearned income of $45.3 million and $46.5 million within the lease financing portfolio at March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021, the Company had commercial real estate and residential real estate loans held for sale totaling $55.2 million compared to $138.1 million at December 31, 2020. During the three months ended March 31, 2021 and 2020, the Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $332.7 million and $112.2 million, respectively.

Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Paycheck Protection Program ("PPP") loans of $211.6 million and $184.4 million as of March 31, 2021 and December 31, 2020, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $19.4 million and $19.7 million at March 31, 2021 and December 31, 2020, respectively. The new loans, other additions, repayments and other reductions for the three months ended March 31, 2021 and 2020, are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Beginning balance	$19,693	$22,988
New loans and other additions	543	80
Repayments and other reductions	(864)	(1,333)
Ending balance	$19,372	$21,735

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2021 and 2020:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended March 31, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	(2,021)	7,127	11	68	53	(1,288)	3,950
Charge-offs	(506)	(773)	(271)	(110)	(242)	(253)	(2,155)
Recoveries	15	2	66	94	122	150	449
Balance, end of period	$17,339	$31,821	$1,239	$3,981	$2,271	$6,036	$62,687

Changes in allowance for credit losses on loans for the three months ended March 31, 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Impact of adopting ASC 326 - PCD loans	1,045	1,311	809	1,015	57	—	4,237
Provision for credit losses on loans	1,730	5,755	(549)	257	256	3,120	10,569
Charge-offs	(3,398)	(7,873)	(12)	(388)	(598)	(948)	(13,217)
Recoveries	5	14	59	44	191	69	382
Balance, end of period	$11,740	$13,583	$1,321	$4,638	$1,954	$5,309	$38,545
The Company utilizes a combination of models which measure probability of default ("PD") and loss given default ("LGD") methodology in determining expected future credit losses. PD is the risk that the borrower will be unable or unwilling to repay its debt in full or on time. The risk of default is derived by analyzing the obligor’s capacity to repay the debt in accordance with contractual terms. PD is generally associated with financial characteristics such as inadequate cash flow to service debt, declining revenues or operating margins, high leverage, declining or marginal liquidity, and the inability to successfully implement a business plan. In addition to these quantifiable factors, the borrower’s willingness to repay also must be evaluated.
The PD is forecasted, for most commercial and retail loans, using a regression model that determines the likelihood of default within the twelve month time horizon. The regression model uses forward-looking economic forecasts including variables such as gross domestic product, housing price index, and real disposable income to predict default rates. The forecasting method for the Equipment Financing portfolio assumes a rolling twelve month average of the through-the-cycle default mean, to predict default rates for the twelve month time horizon.
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$9,644	$2,966	$12,610	$3,498	$—	$3,498
Commercial other	3,796	—	3,796	2,634	—	2,634
Commercial real estate:
Commercial real estate non-owner occupied	3,588	4,174	7,762	5,509	3,823	9,332
Commercial real estate owner occupied	3,471	2,124	5,595	3,598	3,227	6,825
Multi-family	107	2,325	2,432	7,921	2,325	10,246
Farmland	—	—	—	—	—	—
Construction and land development	1,443	864	2,307	2,131	693	2,824
Total commercial loans	22,049	12,453	34,502	25,291	10,068	35,359
Residential real estate:
Residential first lien	7,626	1,060	8,686	8,534	1,071	9,605
Other residential	2,483	—	2,483	2,437	—	2,437
Consumer:
Consumer	240	—	240	262	—	262
Lease financing	3,211	—	3,211	1,965	—	1,965
Total loans	$35,609	$13,513	$49,122	$38,489	$11,139	$49,628
    There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2021 and 2020 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million and $20,000 for the three months ended March 31, 2021 and 2020, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of March 31, 2021 and December 31, 2020:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Other	Total
March 31, 2021
Commercial
Commercial	$—	$9,838	$—	$705	$10,543
Commercial Real Estate
Non-Owner Occupied	7,293	—	—	—	7,293
Owner Occupied	2,166	—	—	—	2,166
Multi-Family	2,324				2,324
Construction and Land Development	864	—	—	—	864
Lease financing	—	—	468	—	468
Total Collateral Dependent Loans	$12,647	$9,838	$468	$705	$23,658

December 31, 2020
Commercial Real Estate
Non-Owner Occupied	$8,159	$—	$—	$—	$8,159
Multi-Family	10,121	—	—	—	10,121
Construction and Land Development	693	—	—	—	693
Total Collateral Dependent Loans	$18,973	$—	$—	$—	$18,973

The aging status of the recorded investment in loans by portfolio as of March 31, 2021 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$3,974	$96	$—	$4,070	$12,610	$791,582	$808,262
Commercial other	4,857	1,435	436	6,728	3,796	756,108	766,632
Commercial real estate:
Commercial real estate non-owner occupied	1,944	717	—	2,661	7,762	842,687	853,110
Commercial real estate owner occupied	800	1,552	—	2,352	5,595	435,456	443,403
Multi-family	—	—	—	—	2,432	118,352	120,784
Farmland	299	—	—	299	—	76,435	76,734
Construction and land development	478	—	—	478	2,307	189,085	191,870
Total commercial loans	12,352	3,800	436	16,588	34,502	3,209,705	3,260,795
Residential real estate:
Residential first lien	197	—	—	197	8,686	312,974	321,857
Other residential	113	5	—	118	2,483	74,043	76,644
Consumer:
Consumer	158	24	—	182	240	76,521	76,943
Consumer other	2,937	2,634	2	5,573	—	766,448	772,021
Lease financing	2,326	273	415	3,014	3,211	396,321	402,546
Total loans	$18,083	$6,736	$853	$25,672	$49,122	$4,836,012	$4,910,806

The aging status of the recorded investment in loans by portfolio as of December 31, 2020 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$389	$27	$—	$416	$3,498	$933,468	$937,382
Commercial other	4,007	3,901	896	8,804	2,634	736,755	748,193
Commercial real estate:
Commercial real estate non-owner occupied	6,684	—	—	6,684	9,332	855,435	871,451
Commercial real estate owner occupied	2,145	—	—	2,145	6,825	414,287	423,257
Multi-family	61	—	—	61	10,246	141,227	151,534
Farmland	—	—	—	—	—	79,731	79,731
Construction and land development	863	—	—	863	2,824	169,050	172,737
Total commercial loans	14,149	3,928	896	18,973	35,359	3,329,953	3,384,285
Residential real estate:
Residential first lien	127	207	—	334	9,605	348,390	358,329
Other residential	240	135	—	375	2,437	81,739	84,551
Consumer:			—
Consumer	325	57	—	382	262	79,998	80,642
Consumer other	4,334	2,874	—	7,208	—	778,252	785,460
Lease financing	4,539	545	645	5,729	1,965	402,370	410,064
Total loans	$23,714	$7,746	$1,541	$33,001	$49,628	$5,020,702	$5,103,331
Troubled Debt Restructurings ("TDRs")
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
The CARES Act, as amended by Section 541 of the Consolidated Appropriations Act, provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the termination of the national emergency declared by President Trump on March 13, 2020:
(i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.
If a bank elects, which the Bank has, a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The outstanding balance of modifications made as a result of COVID-19, that were not considered TDRs, totaled $219.1 million and $209.1 million at March 31, 2021 and December 31, 2020, respectively.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$917	$229	$1,146	$967	$558	$1,525
Commercial real estate	859	4,086	4,945	866	4,314	5,180
Construction and land development	37	486	523	39	909	948
Residential real estate	975	3,673	4,648	988	3,705	4,693
Consumer	63	—	63	41	—	41
Lease financing	—	34	34	—	38	38
Total loans	$2,851	$8,508	$11,359	$2,901	$9,524	$12,425
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.
The allowance for credit losses on TDRs totaled $0.7 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company had no unfunded commitments in connection with TDRs at March 31, 2021 and December 31, 2020.
The following table presents a summary of loans by portfolio that were restructured during the three months ended March 31, 2021 and 2020. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2021 or 2020:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended March 31, 2021
Troubled debt restructurings:
Number of loans	—	—	1	2	2	—	5
Pre-modification outstanding balance	$—	$—	$49	$55	$31	$—	$135
Post-modification outstanding balance	—	—	40	56	31	—	127

For the three months ended March 31, 2020
Troubled debt restructurings:
Number of loans	—	—	—	6	—	—	6
Pre-modification outstanding balance	$—	$—	$—	$675	$—	$—	$675
Post-modification outstanding balance	—	—	—	670	—	—	670
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of March 31, 2021 and December 31, 2020:

			March 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$19,309	$100,024	$99,919	$30,305	$32,980	$65,471	$415,206	$763,214
		Special mention	—	45	353	4,166	24	549	2,309	7,446
		Substandard	148	680	1,624	1,750	3,731	9,324	6,880	24,137
		Substandard – nonaccrual	—	72	122	640	698	414	10,664	12,610
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	855	855
		Subtotal	19,457	100,821	102,018	36,861	37,433	75,758	435,914	808,262

	Commercial other	Acceptable credit quality	124,852	340,725	144,339	46,939	569	371	76,840	734,635
		Special mention	39	1,861	11,033	3,796	31	76	4,921	21,757
		Substandard	150	31	75	923	2	12	5,251	6,444
		Substandard – nonaccrual	—	166	2,856	768	—	—	6	3,796
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	125,041	342,783	158,303	52,426	602	459	87,018	766,632

Commercial real estate	Non-owner occupied	Acceptable credit quality	32,270	184,864	97,569	53,200	81,505	206,628	5,561	661,597
		Special mention	—	38	9,972	3,185	357	24,110	4,080	41,742
		Substandard	3,358	9,921	20,908	20,003	23,169	64,246	404	142,009
		Substandard – nonaccrual	289	121	25	—	—	7,327	—	7,762
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	35,917	194,944	128,474	76,388	105,031	302,311	10,045	853,110

	Owner occupied	Acceptable credit quality	30,252	69,181	53,949	36,724	52,602	149,702	3,447	395,857
		Special mention	—	1,334	3,528	224	3,719	10,767	—	19,572
		Substandard	—	4,592	459	1,009	1,124	14,881	314	22,379
		Substandard – nonaccrual	—	567	200	446	146	3,836	400	5,595
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	30,252	75,674	58,136	38,403	57,591	179,186	4,161	443,403

	Multi-family	Acceptable credit quality	19,630	13,901	5,648	4,757	10,289	29,365	1,818	85,408
		Special mention	—	461	—	8,427	—	1,315	—	10,203
		Substandard	—	—	10,906	1,518	—	10,317	—	22,741
		Substandard – nonaccrual	—	—	—	—	—	2,432	—	2,432
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	19,630	14,362	16,554	14,702	10,289	43,429	1,818	120,784

	Farmland	Acceptable credit quality	3,452	18,083	5,847	3,779	8,582	26,272	1,760	67,775
		Special mention	—	238	1,366	179	—	767	—	2,550
		Substandard	—	2,183	306	788	122	2,807	203	6,409
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	3,452	20,504	7,519	4,746	8,704	29,846	1,963	76,734

Construction and land development		Acceptable credit quality	4,124	51,058	79,127	25,979	2,975	6,244	8,947	178,454
		Special mention	—	—	—	453	—	—	—	453
		Substandard	—	1,386	8,875	—	—	50	—	10,311
		Substandard – nonaccrual	—	—	69	—	—	2,238	—	2,307
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	69	276	—	—	—	—	—	345
		Subtotal	4,193	52,720	88,071	26,432	2,975	8,532	8,947	191,870

Total		Acceptable credit quality	233,889	777,836	486,398	201,683	189,502	484,053	513,579	2,886,940
		Special mention	39	3,977	26,252	20,430	4,131	37,584	11,310	103,723
		Substandard	3,656	18,793	43,153	25,991	28,148	101,637	13,052	234,430
		Substandard – nonaccrual	289	926	3,272	1,854	844	16,247	11,070	34,502
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	69	276	—	—	—	—	855	1,200
Total commercial loans			$237,942	$801,808	$559,075	$249,958	$222,625	$639,521	$549,866	$3,260,795

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$117,792	$107,915	$35,649	$34,753	$22,025	$51,593	$517,929	$887,656
		Special mention	244	201	4,897	3,729	4,968	881	7,721	22,641
		Substandard	544	1,953	1,259	104	248	4,861	14,618	23,587
		Substandard – nonaccrual	2	31	640	936	154	458	1,277	3,498
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	118,582	110,100	42,445	39,522	27,395	57,793	541,545	937,382

	Commercial other	Acceptable credit quality	416,306	157,232	52,843	739	303	677	88,250	716,350
		Special mention	1,871	10,691	3,810	31	79	—	5,315	21,797
		Substandard	255	260	1,078	3	12	—	5,351	6,959
		Substandard – nonaccrual	—	1,984	641	—	4	—	5	2,634
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	453	—	—	—	—	—	—	453
		Subtotal	418,885	170,167	58,372	773	398	677	98,921	748,193

Commercial real estate	Non-owner occupied	Acceptable credit quality	168,788	109,602	63,435	91,763	97,293	156,958	5,248	693,087
		Special mention	3,011	9,107	3,231	483	14,294	17,816	4,279	52,221
		Substandard	7,469	16,306	13,813	23,169	16,897	38,907	250	116,811
		Substandard – nonaccrual	125	325	101	—	3,438	5,343	—	9,332
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	179,393	135,340	80,580	115,415	131,922	219,024	9,777	871,451

	Owner occupied	Acceptable credit quality	68,688	55,502	38,471	55,526	63,105	91,986	4,066	377,344
		Special mention	1,882	3,578	225	4,142	1,038	7,289	—	18,154
		Substandard	4,078	468	1,023	760	5,861	8,430	314	20,934
		Substandard – nonaccrual	373	200	170	241	—	5,441	400	6,825
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	75,021	59,748	39,889	60,669	70,004	113,146	4,780	423,257

	Multi-family	Acceptable credit quality	12,865	6,921	19,204	32,934	10,674	24,375	1,281	108,254
		Special mention	465	—	8,442	—	—	1,323	—	10,230
		Substandard	—	10,945	1,518	—	10,266	75	—	22,804
		Substandard – nonaccrual	—	—	—	—	7,804	2,442	—	10,246
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	13,330	17,866	29,164	32,934	28,744	28,215	1,281	151,534

	Farmland	Acceptable credit quality	18,556	6,846	3,873	8,803	6,013	23,921	1,814	69,826
		Special mention	274	1,387	180	38	298	784	—	2,961
		Substandard	2,241	307	802	127	877	2,435	155	6,944
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	21,071	8,540	4,855	8,968	7,188	27,140	1,969	79,731

Construction and land development		Acceptable credit quality	36,488	83,440	11,625	3,554	2,506	4,263	15,941	157,817
		Special mention	—	—	454	—	—	—	—	454
		Substandard	1,386	8,875	—	—	—	914	—	11,175
		Substandard – nonaccrual	—	242	—	—	152	2,430	—	2,824
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	467	—	—	—	—	—	—	467
		Subtotal	38,341	92,557	12,079	3,554	2,658	7,607	15,941	172,737

Total		Acceptable credit quality	839,483	527,458	225,100	228,072	201,919	353,773	634,529	3,010,334
		Special mention	7,747	24,964	21,239	8,423	20,677	28,093	17,315	128,458
		Substandard	15,973	39,114	19,493	24,163	34,161	55,622	20,688	209,214
		Substandard – nonaccrual	500	2,782	1,552	1,177	11,552	16,114	1,682	35,359
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	920	—	—	—	—	—	—	920
Total Commercial loans			$864,623	$594,318	$267,384	$261,835	$268,309	$453,602	$674,214	$3,384,285

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of March 31, 2021 and December 31, 2020:

			March 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$3,258	$35,369	$26,285	$42,704	$83,234	$121,286	$445	$312,581
		Nonperforming	—	—	193	1,062	1,025	6,996	—	9,276
		Subtotal	3,258	35,369	26,478	43,766	84,259	128,282	445	321,857

	Other residential	Performing	234	907	2,228	2,791	1,890	2,840	62,886	73,776
		Nonperforming	—	18	13	19	141	162	2,515	2,868
		Subtotal	234	925	2,241	2,810	2,031	3,002	65,401	76,644

Consumer	Consumer	Performing	10,811	21,849	12,725	14,613	6,875	6,136	3,631	76,640
		Nonperforming	30	25	5	53	82	101	7	303
		Subtotal	10,841	21,874	12,730	14,666	6,957	6,237	3,638	76,943

	Consumer other	Performing	108,362	521,611	94,407	17,722	5,576	7,513	16,828	772,019
		Nonperforming	—	2	—	—	—	—	—	2
		Subtotal	108,362	521,613	94,407	17,722	5,576	7,513	16,828	772,021

Leases financing		Performing	37,273	155,416	115,095	91,048	88	—	—	398,920
		Nonperforming	—	727	1,756	1,143	—	—	—	3,626
		Subtotal	37,273	156,143	116,851	92,191	88	—	—	402,546

Total		Performing	159,938	735,152	250,740	168,878	97,663	137,775	83,790	1,633,936
		Nonperforming	30	772	1,967	2,277	1,248	7,259	2,522	16,075
Total other loans			$159,968	$735,924	$252,707	$171,155	$98,911	$145,034	$86,312	$1,650,011

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$32,322	$27,071	$49,039	$99,658	$81,525	$58,107	$405	$348,127
		Nonperforming	—	196	1,074	933	1,030	6,969	—	10,202
		Subtotal	32,322	27,267	50,113	100,591	82,555	65,076	405	358,329

	Other residential	Performing	975	2,430	3,281	2,091	1,348	1,825	69,773	81,723
		Nonperforming	—	13	21	146	7	165	2,476	2,828
		Subtotal	975	2,443	3,302	2,237	1,355	1,990	72,249	84,551

Consumer	Consumer	Performing	28,449	14,084	16,692	8,737	5,067	3,834	3,476	80,339
		Nonperforming	31	6	57	81	64	63	1	303
		Subtotal	28,480	14,090	16,749	8,818	5,131	3,897	3,477	80,642

	Consumer other	Performing	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460

Leases financing		Performing	177,068	125,611	70,059	21,047	12,410	1,259	—	407,454
		Nonperforming	468	192	1,080	600	207	63	—	2,610
		Subtotal	177,536	125,803	71,139	21,647	12,617	1,322	—	410,064

Total
		Performing	853,578	286,250	160,465	138,047	106,446	67,505	90,812	1,703,103
		Nonperforming	499	407	2,232	1,760	1,308	7,260	2,477	15,943
Total other loans			$854,077	$286,657	$162,697	$139,807	$107,754	$74,765	$93,289	$1,719,046
NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment at March 31, 2021 and December 31, 2020 is as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Land	$16,158	$16,158
Buildings and improvements	66,231	65,932
Furniture and equipment	33,401	33,202
Total	115,790	115,292
Accumulated depreciation	(42,535)	(41,168)
Premises and equipment, net	$73,255	$74,124
    Depreciation expense for the three months ended March 31, 2021 and 2020 was $1.4 million and $1.7 million, respectively.

NOTE 7 – LEASES
The Company had operating lease right-of-use assets of $8.8 million and $9.2 million as of March 31, 2021 and December 31, 2020, respectively, and operating lease liabilities of $11.2 million and $12.0 million at the same dates, respectively.
The operating leases, primarily for banking offices and operating facilities, have remaining lease terms of 5 months to 12 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised.

Information related to operating leases for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Operating lease cost	$523	$781
Operating cash flows from leases	783	945
Right-of-use assets obtained in exchange for lease obligations	80	524
Right-of-use assets derecognized due to terminations or impairment	(122)	(13)
Weighted average remaining lease term	8.16 years	7.83 years
Weighted average discount rate	2.91%	2.97%
    The projected minimum rental payments under the terms of the leases as of March 31, 2021 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2021 remaining	$1,522
2022	2,083
2023	1,847
2024	1,550
2025	762
Thereafter	4,924
Total future minimum lease payments	12,688
Less imputed interest	(1,467)
Total operating lease liabilities	$11,221

NOTE 8 – LOAN SERVICING RIGHTS
Commercial FHA Mortgage Loan Servicing
The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of $3.30 billion and $3.50 billion at March 31, 2021 and December 31, 2020, respectively. Changes in our commercial FHA loan servicing rights for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Loan servicing rights:
Balance, beginning of period	$38,322	$57,637
Originated servicing	—	—
Amortization	(783)	(728)
Refinancing fee received from third party	(267)	—
Permanent impairment	(1,275)	—
Balance, end of period	35,997	56,909
Valuation allowances:
Balance, beginning of period	—	4,944
Additions	—	8,468
Reductions	—	—
Balance, end of period	—	13,412
Loan servicing rights, net	$35,997	$43,497
Fair value:
At beginning of period	$38,322	$52,693
At end of period	$35,997	$43,497
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.49% and 8.18% at March 31, 2021 and December 31, 2020, respectively, while the weighted average discount rate was 11.51% and 11.48% for the same periods, respectively.
United States Small Business Administration (“SBA”) Loan Servicing
At March 31, 2021 and December 31, 2020, the Company serviced SBA loans for others with unpaid principal balances of $49.6 million and $49.2 million, respectively. At March 31, 2021 and December 31, 2020, SBA loan servicing rights of $0.9 million and $1.0 million, respectively, are reflected in loan servicing rights in the consolidated balance sheet.
Residential Mortgage Loan Servicing Held for Sale
At March 31, 2021 and December 31, 2020, the Company serviced residential mortgage loans for others with unpaid principal balances of $361.1 million and $382.3 million, respectively. At March 31, 2021 and December 31, 2020, residential mortgage servicing rights of $0.9 million were deemed held for sale and were reflected in other assets in the consolidated balance sheet.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at March 31, 2021 and December 31, 2020 is summarized as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904
    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$57,012	$(37,239)	$19,773	$57,012	$(36,005)	$21,007
Customer relationship intangibles	14,071	(6,977)	7,094	14,071	(6,696)	7,375
Total intangible assets	$71,083	$(44,216)	$26,867	$71,083	$(42,701)	$28,382
Amortization of intangible assets was $1.5 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at March 31, 2021 and December 31, 2020:

	Notional amount		Fair value gain
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivative instruments (included in other assets):
Interest rate lock commitments	$109,213	$136,227	$1,013	$2,217
Forward commitments to sell mortgage-backed securities	142,048	218,126	425	—
Total	$251,261	$354,353	$1,438	$2,217

	Notional amount		Fair value loss
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$—	$33,240	$—	$309

    During the three months ended March 31, 2021, the Company recognized net losses of $0.5 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. During the three months ended March 31, 2020, the Company recognized net gains of $0.6 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
The Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain Federal Home Loan Bank ("FHLB") advances at March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Notional Amount	$50,000	$100,000
Average remaining life in years	6.0	5.3
Weighted average pay rate	0.60%	0.57%
Weighted average receive rate	0.24%	0.22%
During the first quarter of 2021, the Company terminated an interest rate swap agreement consisting of a $50.0 million notional amount of receive-fixed, pay-variable interest rate swap in conjunction with the repayment of a $50.0 million FHLB advance. A net gain of $0.3 million was recognized in other income in the consolidated statements of income.
In addition, the Company has entered into $140.0 million notional amount of future-starting receive-fixed, pay-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps are effective beginning in April 2023. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes the amount as part of FHLB advances interest expense on the consolidated statements of income.
Quarterly, the effectiveness evaluation is based on the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the three-month LIBOR interest received from the counterparty. At March 31, 2021, the $8.4 million fair value of the cash flow hedges was included in other assets in the consolidated balance sheets. At December 31, 2020, the $0.4 million fair value of cash flow hedges was included in other liabilities in the consolidated balance sheets. The tax effected amounts of $6.1 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively, were included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the three months ended March 31, 2021, related to ineffectiveness.
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $8.3 million and $8.5 million at March 31, 2021 and December 31, 2020, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.5 million and $0.8 million at March 31, 2021 and December 31, 2020, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$1,522,433	$1,469,579
Interest-bearing:
Checking	1,601,449	1,568,888
Money market	819,455	785,871
Savings	653,256	597,966
Time	743,920	678,712
Total deposits	$5,340,513	$5,101,016

NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of March 31, 2021 and December 31, 2020:

	Repurchase agreements
(dollars in thousands)	As of and for the Three Months Ended March 31, 2021	As of and for the Year Ended December 31, 2020
Outstanding at period-end	$71,728	$68,957
Average amount outstanding	75,544	60,306
Maximum amount outstanding at any month end	77,497	77,136
Weighted average interest rate:
During period	0.13%	0.30%
End of period	0.13%	0.12%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $77.4 million and $76.5 million at March 31, 2021 and December 31, 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $57.3 million and $54.4 million at March 31, 2021 and December 31, 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $67.9 million and $68.1 million at March 31, 2021 and December 31, 2020, respectively. There were no outstanding borrowings under these lines at March 31, 2021 and December 31, 2020.
At March 31, 2021, the Company had PPP loans available to be pledged to the Paycheck Protection Program Liquidity Facility (“Facility”) that would allow the Company to borrow up to $211.6 million. However, no PPP loans were pledged to the Facility as of March 31, 2021. Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility are valued at the principal amount of the PPP loan.
At March 31, 2021, the Company had available federal funds lines of credit totaling $20.0 million. These lines of credit were unused at March 31, 2021.

NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Midland States Bancorp, Inc.
Series G redeemable preferred stock - 171 shares at $1,000 per share	$171	$171
Midland States Bank
FHLB advances – fixed rate, fixed term at rates averaging 0.23% and 0.24% at March 31, 2021 and December 31, 2020, respectively – maturing through May 2021	54,000	304,000
FHLB advances – putable fixed rate at rates averaging 2.01% at March 31, 2021 and December 31, 2020 – maturing through February 2030 with call provisions through August 2021	475,000	475,000
Total FHLB advances and other borrowings	$529,171	$779,171
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $1.97 billion and $1.86 billion at March 31, 2021 and December 31, 2020, respectively.
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Subordinated debt issued June 2015 – fixed interest rate of 6.00% through June 18, 2020 and a variable interest rate equivalent to three month LIBOR plus 4.35% thereafter, which was 4.54% and 4.59% at March 31, 2021 and December 31, 2020, respectively, $31,075 - maturing June 18, 2025	$31,075	$31,075
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	546	545
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,577	39,561
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	71,850	71,785
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,840	26,829
Total subordinated debt	$169,888	$169,795
The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 15 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the three months ended March 31, 2021 and 2020 excluded antidilutive stock options of 77,556 and 89,603, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Net income	$18,538	$1,549
Common shareholder dividends	(6,237)	(6,510)
Unvested restricted stock award dividends	(64)	(65)
Undistributed earnings to unvested restricted stock awards	(125)	—
Undistributed earnings to common shareholders	$12,112	$(5,026)
Basic
Distributed earnings to common shareholders	$6,237	$6,510
Undistributed earnings to common shareholders	12,112	(5,026)
Total common shareholders earnings, basic	$18,349	$1,484
Diluted
Distributed earnings to common shareholders	$6,237	$6,510
Undistributed earnings to common shareholders	12,112	(5,026)
Total common shareholders earnings	18,349	1,484
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders earnings, diluted	$18,349	$1,484
Weighted average common shares outstanding, basic	22,522,983	24,433,975
Options	55,570	104,027
Weighted average common shares outstanding, diluted	22,578,553	24,538,002
Basic earnings per common share	$0.81	$0.06
Diluted earnings per common share	0.81	0.06
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020, are summarized below:

	March 31, 2021
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$325	$325	$—	$—
U.S. government sponsored entities and U.S. agency securities	31,965	—	31,965	—
Mortgage-backed securities - agency	339,020	—	339,020	—
Mortgage-backed securities - non-agency	23,999	—	23,999	—
State and municipal securities	124,983	—	124,983	—
Corporate securities	160,715	—	159,756	959
Equity securities	9,383	9,383	—	—
Loans held for sale	55,174	—	55,174	—
Derivative assets	10,293	—	10,293	—
Total	$755,857	$9,708	$745,190	$959
Liabilities
Derivative liabilities	$504	$—	$504	$—
Total	$504	$—	$504	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$36,876	$—	$—	$36,876
Mortgage servicing rights held for sale	903	—	—	903
Nonperforming loans	3,703	2,003	1,040	660
Other real estate owned	794	—	794	—
Assets held for sale	3,826	—	3,826	—

	December 31, 2020
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$35,567	$—	$35,567	$—
Mortgage-backed securities - agency	344,577	—	344,577	—
Mortgage-backed securities - non-agency	20,744	—	20,744	—
State and municipal securities	129,765	—	129,765	—
Corporate securities	146,058	—	145,099	959
Equity securities	9,424	9,424	—	—
Loans held for sale	138,090	—	138,090	—
Derivative assets	3,423	—	3,423	—
Total	$827,648	$9,424	$817,265	$959
Liabilities
Derivative liabilities	$1,112	$—	$1,112	$—
Total	$1,112	$—	$1,112	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$39,276	$—	$—	$39,276
Mortgage servicing rights held for sale	878	—	—	878
Nonperforming loans	13,333	—	12,054	1,279
Other real estate owned	20,247	—	20,247	—
Assets held for sale	4,157	—	4,157	—
    The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance, beginning of period	$959	$955
Total realized in earnings (1)	2	2
Total unrealized in other comprehensive income (2)	—	(30)
Net settlements (principal and interest)	(2)	(2)
Balance, end of period	$959	$925
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
March 31, 2021
Corporate securities	$959	Consensus pricing	Net market price	0.0% - 5.4% (3.4)%

December 31, 2020
Corporate securities	$959	Consensus pricing	Net market price	(2.0)% - 4.9% (2.0)%
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Loan servicing rights	$1,275	$8,468
Mortgage servicing rights held for sale	—	496
Nonperforming loans	1,977	12,919
Other real estate owned	103	605
Assets held for sale	—	146
Total losses on assets measured on a nonrecurring basis	$3,355	$22,634

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at March 31, 2021 and December 31, 2020:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
March 31, 2021
Loan servicing rights:
Commercial MSR	$35,997	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.49%)
			Discount rate	10.00% - 27.00% (11.51%)

SBA servicing rights	879	Discounted cash flow	Prepayment speed	12.41% - 13.20% (12.78%)
			Discount rate	10.00% - 12.00% (11.00%)

MSR held for sale	903	Discounted cash flow	Prepayment speed	13.62% -26.28% (17.22%)
			Discount rate	9.00% - 11.50% (10.13%)

Other:
Nonperforming loans	660	Fair value of collateral	Discount for type of property,	4.97% - 6.79% (5.90%)
			age of appraisal and current status

December 31, 2020
Loan servicing rights:
Commercial MSR	$38,322	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.18%)
			Discount rate	10.00% - 27.00% (11.48%)

SBA servicing rights	954	Discounted cash flow	Prepayment speed	12.01% - 12.52% (12.25%)
			Discount rate	No range (11.00%)

MSR held for sale	878	Discounted cash flow	Prepayment speed	14.40% - 26.28% (20.34%)
			Discount rate	9.00% - 11.50% (10.13%)

Other:
Nonperforming loans	1,279	Fair value of collateral	Discount for type of property,	5.76% - 6.43% (6.14%)
			age of appraisal and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$42,328	$24	$42,304	$126,123	$67	$126,056
Residential loans held for sale	12,846	359	12,487	11,967	743	11,224
Total loans held for sale	$55,174	$383	$54,791	$138,090	$810	$137,280
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Commercial loans held for sale	$(44)	$(158)
Residential loans held for sale	(383)	255
Total loans held for sale	$(427)	$97
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$628,450	$628,450	$628,450	$—	$—
Federal funds sold	2,769	2,769	2,769	—	—
Loans, net	4,848,119	4,932,787	—	—	4,932,787
Accrued interest receivable	24,679	24,679	—	24,679	—

Liabilities
Deposits	$5,340,513	$5,346,432	$—	$5,346,432	$—
Short-term borrowings	71,728	71,728	—	71,728	—
FHLB and other borrowings	529,171	552,250	—	552,250	—
Subordinated debt	169,888	178,013	—	178,013	—
Trust preferred debentures	48,954	52,998	—	52,998	—

	December 31, 2020
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$337,080	$337,080	$337,080	$—	$—
Federal funds sold	4,560	4,560	4,560	—	—
Loans, net	5,042,888	5,006,223	—	—	5,006,223
Accrued interest receivable	23,545	23,545	—	23,545	—

Liabilities
Deposits	$5,101,016	$5,108,360	$—	$5,108,360	$—
Short-term borrowings	68,957	68,957	—	68,957	—
FHLB and other borrowings	779,171	807,493	—	807,493	—
Subordinated debt	169,795	176,504	—	176,504	—
Trust preferred debentures	48,814	50,165	—	50,165	—
In accordance with our adoption of ASU 2016-1 in 2019, the methods utilized to measure fair value of financial instruments at March 31, 2021 and December 31, 2020 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 17 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The spread of the COVID-19 virus had an impact on our operations as of March 31, 2021 and December 31, 2020, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$916,320	$894,212
Financial guarantees – standby letters of credit	13,637	15,889
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2021 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three months ended March 31, 2021 and 2020. The liability for unresolved repurchase demands totaled $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively.
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
Selected business segment financial information for the three months ended March 31, 2021 and 2020 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended March 31, 2021
Net interest income (expense)	$54,718	$—	$(2,850)	$51,868
Provision for credit losses	3,565	—	—	3,565
Noninterest income	8,864	5,931	21	14,816
Noninterest expense	35,516	4,001	(438)	39,079
Income (loss) before income taxes (benefit)	24,501	1,930	(2,391)	24,040
Income taxes (benefit)	5,789	540	(827)	5,502
Net income (loss)	$18,712	$1,390	$(1,564)	$18,538
Total assets	$6,914,348	$27,915	$(57,477)	$6,884,786

Three Months Ended March 31, 2020
Net interest income (expense)	$49,863	$—	$(3,212)	$46,651
Provision for credit losses	11,578	—	—	11,578
Noninterest income	2,981	5,677	(60)	8,598
Noninterest expense	37,924	3,848	(106)	41,666
Income (loss) before income taxes (benefit)	3,342	1,829	(3,166)	2,005
Income taxes (benefit)	973	512	(1,029)	456
Net income (loss)	$2,369	$1,317	$(2,137)	$1,549
Total assets	$6,209,546	$26,686	$(28,002)	$6,208,230

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,459	$4,209
Investment advisory fees	453	529
Investment brokerage fees	400	395
Other	619	544
Service charges on deposit accounts:
Nonsufficient fund fees	1,142	1,866
Other	684	790
Interchange revenues	3,375	2,833
Other income:
Merchant services revenue	337	351
Other	792	938
Noninterest income - out-of-scope of Topic 606	2,555	(3,857)
Total noninterest income	$14,816	$8,598
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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including the effects of the COVID-19 pandemic and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates and other general economic, business and political conditions; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; developments and uncertainty related to the future use and availability of some reference rates, such as London Inter-Bank Offered Rate ("LIBOR"), as well as other alternative reference rates, and the adoption of a substitute; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
Critical Accounting Policies
The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2020.
Significant Developments and Transactions
Each item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2021 and 2020, and our financial condition as of March 31, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2021 and 2020, and is expected to continue to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Illinois and Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. Our customers in both Illinois and Missouri were subject to stay-at-home orders and limitations on business activity beginning in March 2020, with economic and social activity reopening in a phased-in approach since May 2020. These measures have had, and current measures continue to have, an impact on the economies of and the customers located in these states. Each state's reopening plans remain subject to roll back, depending on public health developments. The Bank and its branches have remained open during these orders because banking is deemed an essential business, although it suspended lobby access at its branches beginning on March 17, 2020. On February 22, 2021, the Bank reopened the lobbies to customers at nine banking centers while the remaining lobbies reopened on March 8, 2021.
Each state has experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Illinois (on a seasonally adjusted basis)

was 3.7% in March 2020, increased to 16.5% in April 2020 and was 7.1% in March 2021 (based on preliminary estimates). The unemployment rate in Missouri (on a seasonally adjusted basis) was 3.7% in March 2020, increased to 12.5 % in April 2020 and was 4.2% in March 2021 (based on preliminary estimates), according to the U.S. Bureau of Labor Statistics. The increase in unemployment rates in our market areas have affected our customers and their usage of the Bank’s products and services.
Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:
•The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching its current range of 0.0 – 0.25%.
•On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA, referred to as the PPP. The Bank participates as a lender in the PPP. In April 2020, after the initial $349.0 billion in funds for the PPP was exhausted, an additional $310.0 billion in funding for PPP loans was authorized. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that included an additional $284.5 billion in PPP funding. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package that includes additional cash payments to individuals, supplemental unemployment insurance benefits, COVID-19 funding for vaccines, testing and contact tracing, funding for municipality budget shortfalls, education and housing, and small business assistance, including modification and expansion of the PPP. In addition, on March 30, 2021, President Biden signed the PPP Extension Act of 2021 to extend the PPP application deadline to May 31, 2021.
•In addition, the CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act (a part of the Consolidated Appropriations Act, 2021), provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs until the earlier of January 1, 2022 or 60 days after the national emergency termination date, to account for the effects of COVID-19.
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
Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had and will continue to have a significant impact on our business. In particular, a significant portion of the Bank’s borrowers in the hotel, restaurant, ground transportation, long-term healthcare and retail industries have endured significant economic distress, which has caused, and we anticipate will continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our equipment leasing business and loan portfolio, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:
•The Bank has granted requests for payment deferrals on loans related to the impact of COVID-19 on such borrowers. At March 31, 2021, loans totaling $219.1 million are currently on deferral, the majority of which are for principal and interest for a period of 90 days. Deferrals of $117.4 million related to the hotel and motel industry and $36.2 million related to transit and ground transportation accounted for 70% of our deferrals at March 31, 2021. Loan deferrals increased from $209.1 million, or 4.1% of total loans at December 31, 2020 to $219.1 million, or 4.5% of total loans at March 31, 2021. We are continuing to work with our customers to address their specific needs.
•The Bank participates as a lender in the PPP and began taking applications on the first day of the program. We funded $394.6 million in PPP loans since its inception, and at March 31, 2021, we had $211.6 million of PPP loans outstanding to 1,716 customers. Income recognized on PPP loans totaled $2.6 million in the three months ended March 31, 2021, including net deferred fee accretion of $2.1 million. The resulting yield for the first quarter of 2021 was 5.64%. No income from PPP loans was recognized in the three months ended March 31, 2020, as the program was not established until March 27, 2020.

Branch Network Optimization Plan. The Company closed 13 branches, or 20% of its branch network, and vacated approximately 23,000 square feet of corporate office space between September 3, 2020 and December 31, 2020. The Company estimates that the branch and corporate office reductions will result in annual cost savings of approximately $5.0 million beginning in 2021. Additionally, the Company plans to renovate and upgrade five other branches to reduce the size of and better utilize those facilities to serve retail and commercial customers. These renovations and upgrades are expected to cost approximately $4.0 million. The Company estimates that these renovations and upgrades will result in annual cost savings of approximately $1.0 million beginning in 2022. We had $3.8 million of facility-related assets classified as held for sale in other assets on the consolidated balance sheet at March 31, 2021.
Sale of Commercial FHA Origination Platform. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service Love Funding’s current servicing portfolio of approximately $3.30 billion as of March 31, 2021.
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Effective January 1, 2020, PCI loans were reclassified as PCD loans, and due to this change, accretion income will decrease in future periods. Our reported net interest margin for the three months ended March 31, 2021 and 2020 was 3.45% and 3.48%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.2 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively, increasing the reported net interest margin by 8 basis points and 16 basis points for each respective period.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Income Statement Data:
Interest income	$60,503	$61,314
Interest expense	8,635	14,663
Net interest income	51,868	46,651
Provision for credit losses	3,565	11,578
Noninterest income	14,816	8,598
Noninterest expense	39,079	41,666
Income before income taxes	24,040	2,005
Income taxes	5,502	456
Net income	$18,538	$1,549
Basic earnings per common share	$0.81	$0.06
Diluted earnings per common share	$0.81	$0.06
During the three months ended March 31, 2021, we generated net income of $18.5 million, or diluted earnings per common share of $0.81, compared to net income of $1.5 million, or diluted earnings per common share of $0.06 in the three months ended March 31, 2020. Earnings for the first quarter of 2021 compared to the first quarter of 2020 increased primarily due to a $5.2 million increase in net interest income, an $8.0 million decrease in provision for credit losses, a $6.2 million increase in noninterest income and a $2.6 million decrease in noninterest expense. These results were partially offset by a $5.0 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2021 and 2020.

As described above, one of the factors that impacts net interest income is interest rate fluctuations. In response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. This significant decrease impacts the comparability of net interest income between 2020 and 2021.
During the three months ended March 31, 2021, net interest income, on a tax-equivalent basis, increased to $52.3 million compared to $47.1 million for the three months ended March 31, 2020. The tax-equivalent net interest margin decreased to 3.45% for the first quarter of 2021 compared to 3.48% in the first quarter of 2020.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2021			2020
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$350,061	$96	0.11%	$337,851	$1,062	1.26%
Investment securities:
Taxable investment securities	562,182	3,280	2.33	536,895	4,094	3.05
Investment securities exempt from federal income tax (1)	118,020	989	3.35	125,555	1,250	3.98
Total securities	680,202	4,269	2.51	662,450	5,344	3.23
Loans:
Loans (2)	4,905,288	54,554	4.51	4,282,828	53,539	5.03
Loans exempt from federal income tax (1)	87,514	848	3.93	101,378	1,058	4.20
Total loans	4,992,802	55,402	4.50	4,384,206	54,597	5.01
Loans held for sale	65,365	442	2.74	19,844	191	3.87
Nonmarketable equity securities	55,935	680	4.93	45,124	605	5.39
Total interest-earning assets	6,144,365	60,889	4.02	5,449,475	61,799	4.56
Noninterest-earning assets	602,017			624,594
Total assets	$6,746,382			$6,074,069
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,403,468	$663	0.11%	$2,191,295	$3,795	0.70%
Savings deposits	620,128	38	0.03	525,994	130	0.10
Time deposits	681,347	2,348	1.40	803,996	4,258	2.13
Brokered deposits	52,165	134	1.04	28,230	179	2.55
Total interest-bearing deposits	3,757,108	3,183	0.34	3,549,515	8,362	0.95
Short-term borrowings	75,544	24	0.13	55,616	101	0.73
FHLB advances and other borrowings	617,504	2,570	1.69	532,733	2,967	2.24
Subordinated debt	169,844	2,367	5.57	170,026	2,509	5.90
Trust preferred debentures	48,887	491	4.08	48,357	724	6.02
Total interest-bearing liabilities	4,668,887	8,635	0.75	4,356,247	14,663	1.35
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,370,604			986,178
Other noninterest-bearing liabilities	82,230			78,943
Total noninterest-bearing liabilities	1,452,834			1,065,121
Shareholders’ equity	624,661			652,701
Total liabilities and shareholders’ equity	$6,746,382			$6,074,069
Net interest income / net interest margin (3)		$52,254	3.45%		$47,136	3.48%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $386,000 and $485,000 for the three months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended March 31, 2021 compared with Three Months Ended March 31, 2020
	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$16	$(982)	$(966)
Investment securities:
Taxable investment securities	170	(984)	(814)
Investment securities exempt from federal income tax	(69)	(192)	(261)
Total securities	101	(1,176)	(1,075)
Loans:
Loans	7,098	(6,083)	1,015
Loans exempt from federal income tax	(143)	(67)	(210)
Total loans	6,955	(6,150)	805
Loans held for sale	371	(120)	251
Nonmarketable equity securities	135	(60)	75
Total interest-earning assets	$7,578	$(8,488)	$(910)
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$195	$(3,327)	(3,132)
Savings deposits	14	(106)	(92)
Time deposits	(551)	(1,359)	(1,910)
Brokered deposits	105	(150)	(45)
Total interest-bearing deposits	(237)	(4,942)	(5,179)
Short-term borrowings	20	(97)	(77)
FHLB advances and other borrowings	398	(795)	(397)
Subordinated debt	(2)	(140)	(142)
Trust preferred debentures	4	(237)	(233)
Total interest-bearing liabilities	$183	$(6,211)	$(6,028)
Net interest income	$7,395	$(2,277)	$5,118
    Interest Income. Interest income, on a tax-equivalent basis, decreased $0.9 million to $60.9 million in the first quarter of 2021 as compared to the same quarter in 2020 primarily due to a decrease in the yields on all earning asset categories. The yield on earning assets decreased 54 basis points to 4.02% from 4.56%, primarily due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $1.2 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.
Average earning assets increased to $6.14 billion in the first quarter of 2021 from $5.45 billion in the same quarter in 2020. Increases in average loans and loans held for sale of $608.6 million and $45.5 million, respectively, account for the majority of the $694.9 million increase in average earning assets. Average commercial loans and consumer loans increased $561.7 million and $137.5 million, respectively, in the first quarter of 2021 compared to the first quarter of 2020. Included in commercial loans are HUD warehouse lines and PPP loans. HUD warehouse lines accounted for $240.8 million of the increase in average commercial loan balances. PPP loan balances averaged $186.8 million in first quarter of 2021 and generated income of $2.6 million in the first three months of 2021, including loan origination fees of $2.1 million. The PPP loan portfolio yield was 5.64% for the three months ended March 31, 2021. Average consumer loan balances increased primarily as a result of our relationship with GreenSky. These increases were partially offset by payoffs and repayments in the residential real estate portfolio.
Interest Expense. Interest expense decreased $6.0 million to $8.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The cost of interest-bearing liabilities decreased to 0.75% for the first quarter of 2021 compared to 1.35% for the first quarter of 2020 primarily due to lower rates as a result of the Federal Reserve Bank's reduction in the federal funds target rates.
Interest expense on deposits decreased $5.2 million to $3.2 million for the three months ended March 31, 2021 from the comparable period in 2020. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $207.6 million, or 5.8%, to $3.76 billion for the three months ended March 31, 2021 compared to the same period one year earlier. The increase in volume was primarily attributable to an increase of $140.8 million from our Insured Cash Sweep (“ICS”) product offering and from commercial customers due to PPP-related fund inflows.
Provision for Credit Losses. The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2021, the provision for credit losses on loans totaled $4.0 million, or 0.32% of average loans on an annualized basis, compared with $10.6 million, or 0.97% of average loans on an annualized basis, during the first quarter of 2020. The decrease in the provision for credit losses during the three months ended March 31, 2021 compared to same period of 2020 was primarily due to the recent developments related to the COVID-19 pandemic and the resulting improved impact on the economic assumptions used in the Company's CECL model.
Net charge-offs totaled $1.7 million, or 0.14% on an annualized basis of average loans outstanding during the three months ended March 31, 2021, compared with $12.8 million, or 1.18% on an annualized basis of average loans outstanding during the same period of 2020. The higher level of net charge-offs during the three months ended March 31, 2020 were related to three loans that had been on non-performing status with specific reserves held against them for at least one year. These charge-offs were unrelated to the impact of the COVID-19 pandemic.
The provision for credit losses on loans made during the three months ended March 31, 2021 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2021	2020
Noninterest income:
Wealth management revenue	$5,931	$5,677	$254
Commercial FHA revenue	292	1,267	(975)
Residential mortgage banking revenue	1,574	1,755	(181)
Service charges on deposit accounts	1,826	2,656	(830)
Interchange revenue	3,375	2,833	542
Impairment on commercial mortgage servicing rights	(1,275)	(8,468)	7,193
Company-owned life insurance	860	900	(40)
Other income	2,233	1,978	255
Total noninterest income	$14,816	$8,598	$6,218
Wealth management revenue. Income from our wealth management business increased $0.3 million for the three months ended March 31, 2021 as compared to the same period in 2020. Assets under administration increased to $3.56 billion at March 31, 2021 from $2.97 billion at March 31, 2020, primarily due to the increase in the market performance as a result of the economic recovery between the two dates. This was partially offset by a decrease in estate fees in the first quarter of 2021 of $0.2 million compared to the same period one year ago.

Commercial FHA revenue. On August 28, 2020, the Company completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. Commercial FHA revenue for the three months ended March 31, 2021 was $0.3 million, a decrease of $1.0 million from the first quarter of 2020. The decline in revenue is attributable to the sale of the loan origination platform in August, resulting in a decline in interest rate locks.
Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended March 31, 2021 totaled $1.6 million, compared to $1.8 million for the same period in 2020, primarily attributable to a decrease in production. Loans originated in the first quarter of 2021 totaled $68.2 million, with 69% representing refinance transactions versus purchase transactions compared to loans originated during the same period one year prior, which totaled $72.4 million with 49% representing refinance transactions.
Service charges on deposit accounts. Service charges on deposit accounts were $1.8 million for the three months ended March 31, 2021, a decline of $0.8 million from the three months ended March 31, 2020. The decrease in revenue was primarily attributable to a decline in overdraft-related fees due to decreased business activities as a result of COVID-19.
Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $1.3 million for the three months ended March 31, 2021 compared to $8.5 million for the three months ended March 31, 2020. Loans serviced for others totaled $3.30 billion and $4.01 billion at March 31, 2021 and 2020, respectively. The impairment resulted from loan prepayments as borrowers refinanced their loans in the current low interest rate environment.
Other Income. The $0.3 million increase in other income was primarily due to $0.3 million of income recognized on the termination of a hedged interest rate swap in the first quarter of 2021.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2021	2020
Noninterest expense:
Salaries and employee benefits	$20,528	$21,063	$(535)
Occupancy and equipment	3,940	4,869	(929)
Data processing	5,993	5,477	516
Professional	2,185	1,855	330
Marketing	477	981	(504)
Communications	822	1,290	(468)
Amortization of intangible assets	1,515	1,762	(247)
Other expense	3,619	4,369	(750)
Total noninterest expense	$39,079	$41,666	$(2,587)
    Salaries and employee benefits. For the three months ended March 31, 2021, salaries and employee benefits expense decreased $0.5 million as compared to the same period in 2020. The Company employed 901 employees at March 31, 2021 compared to 1,027 employees at March 31, 2020. The reduction in staff was primarily due to the sale of our commercial FHA loan origination platform in August 2020 and the closure of 13 banking facilities in December 2020.
Occupancy and equipment expense. The $0.9 million decrease in occupancy and equipment expense was primarily due to the Company operating fewer offices in the first quarter of 2021 compared to the same period of 2020. In the third quarter of 2020, we vacated the Love Funding offices as a result of the sale of the commercial FHA loan origination platform, and in December 2020, we closed 13 branches and vacated approximately 23,000 square feet of corporate office space. At March 31, 2021, the Company operated 52 full-service banking centers compared to 68 banking centers at March 31, 2020.
Data processing fees. The $0.5 million increase in data processing fees during the three months ended March 31, 2021, as compared to the same period in 2020 was primarily the result of our continuing investments in technology to better serve our customer base.
Professional fees. The $0.3 million increase in professional fees during the three March 31, 2021, as compared to the same period in 2020, was primarily the result of increased business activity, including recruiting expenses and legal expenses related to the purchase of assets from ATG Trust Company, which is expected to close in the second quarter of 2021.

Marketing Expense. Marketing expense decreased $0.5 million during the three months ended March 31, 2021, as compared to the same period in 2020. The Company utilized more efficient marketing channels in the first quarter of 2021 compared to one year prior. In addition, in early 2020 as the pandemic was starting to impact the communities we serve, the Company provided increased financial support to organizations in those markets in the first quarter of 2020.
Communication expense. The decrease in communication expense of $0.5 million for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the decrease in the number of banking center offices along with the continued standardization and optimization of services throughout our footprint.
Other expense. Other expense decreased $0.8 million during the three months ended March 31, 2021, as compared to the same period in 2020. FDIC insurance expense was $0.9 million and $0.0 million in the first quarters of 2021 and 2020, respectively. The Bank utilized small business tax credits received from the FDIC in the first quarter of 2020 to eliminate all of this expense. This increase was partially offset by lower travel costs in the most recent quarter. The first quarter of 2020 was negatively impacted by higher impairment charges on OREO and mortgage servicing rights held for sale.
Income Tax Expense. Income tax expense was $5.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was 22.9% for the first quarter of 2021 as compared to 22.7% for the first quarter of 2020.
Financial Condition
Assets. Total assets increased to $6.88 billion at March 31, 2021, as compared to $6.87 billion at December 31, 2020.
Loans. The loan portfolio is the largest category of our assets. At March 31, 2021, total loans were $4.91 billion compared to $5.10 billion at December 31, 2020. The following table shows loans by category as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$1,574,894	32.1%	$1,685,575	33.0%
Commercial real estate	1,494,031	30.4	1,525,973	29.9
Construction and land development	191,870	3.9	172,737	3.4
Total commercial loans	3,260,795	66.4	3,384,285	66.3
Residential real estate	398,501	8.1	442,880	8.7
Consumer	848,964	17.3	866,102	17.0
Lease financing	402,546	8.2	410,064	8.0
Total loans, gross	$4,910,806		$5,103,331
Allowance for credit losses on loans	(62,687)	1.3	(60,443)	1.2
Total loans, net	$4,848,119		$5,042,888
    Total loans decreased $192.5 million to $4.91 billion at March 31, 2021 as compared to December 31, 2020. The decrease was primarily attributable to elevated payoffs and paydowns across most of the Company’s major portfolios. Commercial loans totaled $1.57 billion at March 31, 2021, a decline of $110.7 million from December 31, 2020. Advances on our HUD warehouse lines of credit decreased $68.2 million to $205.1 million at March 31, 2021, compared to $273.3 million at December 31, 2020. This decline was partially offset by an increase in PPP loans following the origination of $79.3 million of loans in the second round of the program. PPP loans totaled $211.6 million and $184.4 million at March 31, 2021 and December 31, 2020, respectively. We anticipate that loan growth will remain slow in the future for our commercial real estate and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2021:

	March 31, 2021
	Within One Year		One Year to Five Years		After Five Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$65,651	$449,572	$802,704	$76,583	$83,245	$97,139	$1,574,894
Commercial real estate	252,372	55,366	636,612	251,625	94,676	203,380	1,494,031
Construction and land development	14,014	26,060	48,436	80,498	2,629	20,233	191,870
Total commercial loans	332,037	530,998	1,487,752	408,706	180,550	320,752	3,260,795
Residential real estate	3,881	8,871	14,873	30,451	163,853	176,572	398,501
Consumer	4,262	2,476	833,549	7,260	1,417	—	848,964
Lease financing	9,023	—	353,486	—	40,037	—	402,546
Total loans	$349,203	$542,345	$2,689,660	$446,417	$385,857	$497,324	$4,910,806
Loan Quality
We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile, credit and geographic concentration for our loan portfolio. We also have what we believe to be a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our allowance for credit losses on loans, our purchase discounts on acquired loans provide additional protections against credit losses.

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans increased $2.2 million to $62.7 million at March 31, 2021, or 1.28% to total loans. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$17,339	1.10%	$19,851	1.18%
Commercial real estate	31,821	2.13	25,465	1.67
Construction and land development	1,239	0.65	1,433	0.83
Total commercial loans	50,399	1.38	46,749	1.38
Residential real estate	3,981	1.00	3,929	0.89
Consumer	2,271	0.27	2,338	0.27
Lease financing	6,036	1.50	7,427	1.81
Total allowance for credit losses on loans	$62,687	1.28	$60,443	1.18
(1)Represents the percentage of the allowance to total loans in the respective category.
We measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan and borrower attributes and certain macroeconomic variables. Models are adjusted to reflect the impact of certain current macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.
The allowance allocated to commercial and industrial loans totaled $17.3 million, or 1.10% of total commercial and industrial loans, at March 31, 2021, decreasing $2.5 million from $19.9 million at December 31, 2020. Modeled expected credit losses decreased $5.8 million and qualitative factor ("Q-Factor") adjustments related to commercial and industrial loans decreased $1.2 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased from $1.2 million at December 31, 2020 to $5.6 million at March 31, 2021.
The allowance allocated to commercial real estate loans totaled $31.8 million, or 2.13% of total commercial real estate loans, at March 31, 2021, increasing $6.4 million, from $25.5 million, or 1.67% of total commercial real estate loans, at December 31, 2020. Modeled expected credit losses related to commercial real estate loans increased $1.4 million and Q-Factor adjustments related to commercial real estate loans increased $6.2 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $1.4 million at December 31, 2020 to $0.1 million at March 31, 2021.
The allowance allocated to the lease portfolio totaled $6.0 million, or 1.50% of total commercial leases, at March 31, 2021, decreasing $1.4 million, from $7.4 million, or 1.81% of total commercial leases at December 31, 2020. Modeled expected credit losses related to commercial leases decreased $1.3 million and Q-Factor adjustments related to commercial leases decreased $0.4 million. Specific allocations for commercial leases that were evaluated for expected credit losses on an individual basis increased from $0.2 million at December 31, 2020 to $0.5 million at March 31, 2021.
As previously stated, the overall loan portfolio decreased $192.5 million, or 3.8%, which included a $110.7 million, or 6.6%, decrease in commercial and industrial loans and a $32.9 million, or 2.1%, decrease in commercial real estate loans partly offset by a $19.1 million, or 11.1%, increase in construction and land development loans. The weighted average risk grade for commercial and industrial loans of 4.65 at March 31, 2021, did not change significantly from 4.68 at December 31, 2020. Commercial and industrial loans graded “special mention” (risk grade 7) decreased $14.7 million during the first quarter of 2021 while classified commercial and industrial loans (risk grade of 8 or 9) increased $10.3 million. The weighted-average risk grade for commercial real estate loans improved slightly to 5.40 at March 31, 2021 from 5.42 at December 31, 2020.
In estimating expected credit losses as of March 31, 2021, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) ranging from 3.0% to 6.0% during 2021; (ii) U.S. unemployment rate improving to 5.7% by the fourth quarter of 2021 with Illinois unemployment rates slightly higher; and (iii) an average 10 year Treasury rate forecasted at 1.55% in the fourth quarter of 2021. These economic metrics forecast an improving economy in 2021.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of March 31, 2021, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 41 basis points of total loans, increasing slightly from 30 basis points at December 31, 2020. The Q-Factor adjustment at March 31, 2021 was based on an expected positive impact associated with changes in loan portfolio attributes, and changes in the volumes and severity of loan delinquencies within commercial and industrial loans; and a negative impact from other risk factors associated with our commercial real estate portfolio, particularly the risks related to continued decline in commercial real estate prices, and, to a certain level, changes in the volume and severity of delinquent commercial real estate loans.
Management also made certain other qualitative adjustments for loans within certain industries that are expected to be more significantly impacted by the COVID-19 pandemic. As of December 31, 2020, we provided an additional qualitative adjustment of $2.3 million for our hotel and motel and our transit and ground transportation loan portfolios. This adjustment was estimated based on continued customer requests for loan modifications, and remained unchanged at March 31,2021.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three months ended March 31, 2021 and 2020:

	As of and for the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance, beginning of period	$60,443	$40,811
Charge-offs:
Commercial	506	3,398
Commercial real estate	773	7,873
Construction and land development	271	12
Residential real estate	110	388
Consumer	242	598
Lease financing	253	948
Total charge-offs	2,155	13,217
Recoveries:
Commercial	15	5
Commercial real estate	2	14
Construction and land development	66	59
Residential real estate	94	44
Consumer	122	191
Lease financing	150	69
Total recoveries	449	382
Net charge-offs	1,706	12,835
Provision for credit losses on loans	3,950	10,569
Balance, end of period	$62,687	$38,545
Gross loans, end of period	$4,910,806	$4,376,204
Average total loans	$4,992,802	$4,384,206
Net charge-offs to average loans	0.14%	1.18%
Allowance to total loans	1.28%	0.88%
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

Net charge-offs for the first quarter of 2021 totaled $1.7 million, compared to $12.8 million for the same period one year ago. Approximately $10.2 million of the net charge-offs in the first quarter of 2020 were related to three loans that had been on non-performing status with specific reserves held against them for at least one year. These charge-offs were unrelated to the impact of the COVID-19 pandemic.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of March 31, 2021 and December 31, 2020. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming loans:
Commercial	$17,759	$7,995
Commercial real estate	16,648	27,269
Construction and land development	2,344	2,863
Residential real estate	12,144	13,030
Consumer	305	303
Lease financing	3,626	2,610
Total nonperforming loans	52,826	54,070
Other real estate owned and other repossessed assets	22,178	21,362
Nonperforming assets	$75,004	$75,432
Nonperforming loans to total loans	1.08%	1.06%
Nonperforming assets to total assets	1.09%	1.10%
Nonperforming loans totaled $52.8 million at March 31, 2021, a decrease of $1.2 million from December 31, 2020. A commercial loan relationship, totaling $9.4 million, was transferred to nonaccrual in the first quarter of 2021. Offsetting this increase, two unrelated commercial real estate loans, totaling $11.1 million, were paid in full in the first quarter of 2021.
We did not recognize interest income on nonaccrual loans during the three months ended March 31, 2021 or 2020 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million and $20,000 for the three months ended March 31, 2021 and 2020, respectively.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
March 31, 2021	$29,203	$29,792	$73,927	$192,819	$453	$10,311	$336,505
December 31, 2020	43,890	29,708	83,424	166,769	454	11,176	335,421
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 decreased to $59.0 million as of March 31, 2021, compared to $73.6 million as of December 31, 2020, primarily due to a $9.5 million relationship moving to nonaccrual status and loan paydowns received in the first quarter of 2021. Commercial real estate loans with a risk rating of 7 or 8 increased to $266.7 million as of March 31, 2021, compared to $250.2 million as of December 31, 2020, primarily due to downgrades of 2 hotel related relationships and 1 retirement facility relationship totaling $18.8 million.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table sets forth the book value and percentage of each category of investment securities at March 31, 2021 and December 31, 2020. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$325	—%	$—	—%
U.S. government sponsored entities and U.S. agency securities	31,965	4.7	35,567	5.2
Mortgage-backed securities - agency	339,020	49.8	344,577	50.9
Mortgage-backed securities - non-agency	23,999	3.5	20,744	3.1
State and municipal securities	124,983	18.4	129,765	19.2
Corporate securities	160,715	23.6	146,058	21.6
Total investment securities, available for sale, at fair value	$681,007	100.0%	$676,711	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2021. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	325	—	0.1
Maturing in five to ten years	—	—	—
Maturing after ten years	—	0.0	—
Total U.S. Treasury securities	$325	—%	0.1%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$14,437	2.1%	2.6%
Maturing in one to five years	2,289	0.3	2.5
Maturing in five to ten years	9,445	1.4	1.1
Maturing after ten years	5,794	0.9	2.1
Total U.S. government sponsored entities and U.S. agency securities	$31,965	4.7%	2.0%

Mortgage-backed securities - agency:
Maturing within one year	$35,434	5.2%	2.2%
Maturing in one to five years	131,716	19.4	2.4
Maturing in five to ten years	111,068	16.3	1.8
Maturing after ten years	60,802	8.9	2.0
Total mortgage-backed securities - agency	$339,020	49.8%	2.1%

Mortgage-backed securities - non-agency:
Maturing within one year	$9,357	1.4%	2.5%
Maturing in one to five years	14,642	2.1	1.8
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total mortgage-backed securities - non-agency	$23,999	3.5%	2.1%

State and municipal securities (1):
Maturing within one year	$7,469	1.1%	3.8%
Maturing in one to five years	43,479	6.5	4.1
Maturing in five to ten years	45,905	6.7	3.4
Maturing after ten years	28,130	4.1	3.1
Total state and municipal securities	$124,983	18.4%	3.6%

Corporate securities:
Maturing within one year	$4,001	0.6%	2.7%
Maturing in one to five years	16,357	2.4	2.8
Maturing in five to ten years	133,482	19.6	4.6
Maturing after ten years	6,875	1.0	3.7
Total corporate securities	$160,715	23.6%	4.4%
Total investment securities, available for sale	$681,007	100.0%	2.9%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at March 31, 2021.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$325	$325	$325	$—	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	32,256	31,965	14,437	17,528	—	—	—	—
Mortgage-backed securities - agency	339,071	339,020	7,656	331,364	—	—	—	—
Mortgage-backed securities - non-agency	23,868	23,999	16,468	7,531	—	—	—	—
State and municipal securities	119,234	124,983	17,748	90,012	7,362	1,600	491	7,770
Corporate securities	157,996	160,715	—	—	39,644	117,211	—	3,860
Total investment securities, available for sale	$672,750	$681,007	$56,634	$446,435	$47,006	$118,811	$491	$11,630
Cash and Cash Equivalents. Cash and cash equivalents increased $289.6 million to $631.2 million at March 31, 2021 compared to December 31, 2020, primarily from stimulus payments and PPP loan advances deposited with the Bank.
Loans Held for Sale. Loans held for sale totaled $55.2 million at March 31, 2021, comprised of $42.3 million of commercial real estate and $12.8 million of residential real estate loans, compared to $138.1 million at December 31, 2020, comprised of $126.1 million of commercial real estate and $12.0 million of residential real estate loans. The commercial real estate loans represent modified loans, originated by Love Funding, that are sold into the secondary market.
Liabilities. Total liabilities totaled $6.25 billion at March 31, 2021 and December 31, 2020.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $239.5 million to $5.34 billion at March 31, 2021, as compared to December 31, 2020. Retail deposits increased $150.9 million from year end due in large part to customers' receipt of payments from the American Rescue Plan Act of 2021 stimulus package in mid-March 2021. Commercial deposits increased $130.9 million during the same period, primarily from funds from PPP loan advances. These increases were partially offset by a decrease in servicing deposits. At March 31, 2021, total deposits were comprised of 28.5% of noninterest-bearing demand accounts, 57.6% of interest-bearing transaction accounts and 13.9% of time deposits. At March 31, 2021, brokered time deposits totaled $25.1 million, or 0.5% of total deposits, compared to $23.1 million, or 0.5% of total deposits, at December 31, 2020.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
(dollars in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate
Deposits:
Noninterest-bearing demand	$1,370,604	—	$986,178	—
Interest-bearing:
Checking	1,605,876	0.12%	1,379,661	0.58%
Money market	797,592	0.09	811,634	0.89
Savings	620,128	0.03	525,994	0.10
Time, less than $250,000	571,595	1.43	685,933	2.08
Time, $250,000 and over	109,752	1.20	118,063	2.40
Time, brokered	52,165	1.04	28,230	2.55
Total interest-bearing	$3,757,108	0.34%	$3,549,515	0.95%
Total deposits	$5,127,712	0.25%	$4,535,693	0.74%
    The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of March 31, 2021:

	Maturity within:
(dollars in thousands)	Three months or less	Three to six months	Six to twelve months	After twelve months	Total
Time, $250,000 and over	$31,045	$20,200	$26,574	$63,973	$141,792
Time, brokered	1,044	8,068	5,150	10,870	25,132
Total	$32,089	$28,268	$31,724	$74,843	$166,924
    FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $529.2 million and $779.2 million as of March 31, 2021 and December 31, 2020, respectively. The decrease in borrowings was due to FHLB advances totaling $200.0 million being repaid in accordance with contract terms and not being replaced due to the Company's excess liquidity, and a $50.0 million FHLB advance being repaid early in conjunction with the termination of an interest rate swap.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity increased $14.1 million to $635.5 million at March 31, 2021 as compared to December 31, 2020. The Company generated net income of $18.5 million during the first three months of 2021, had an increase in accumulated other comprehensive income of $1.0 million and issued $1.6 million of common stock related to employee benefit plans. Offsetting these increases to shareholders’ equity were $6.3 million of dividends to common shareholders and $1.2 million in stock repurchases.
On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. On December 2, 2020, the Company announced that the Board had extended the term of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2021, $44.8 million, or 2,538,576 shares of the Company’s common stock, had been repurchased under the program, with approximately $5.2 million of remaining repurchase authority.

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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $77.4 million and $76.5 million at March 31, 2021 and December 31, 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $57.3 million and $54.4 million at March 31, 2021 and December 31, 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $67.9 million and $68.1 million at March 31, 2021 and December 31, 2020, respectively. There were no outstanding borrowings under these lines at March 31, 2021 and December 31, 2020.
The Company has the option of obtaining additional liquidity by participating in the Paycheck Protection Program Liquidity Facility (“Facility”). Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility will be valued at the principal amount of the PPP loan. No loans have been pledged to the Facility as of March 31, 2021.
At March 31, 2021, the Company had available federal funds lines of credit totaling $20.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at March 31, 2021, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
In December 2018, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the CECL accounting standard. In March 2020, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.
At March 31, 2021, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at March 31, 2021:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.73%	10.50%	N/A
Midland States Bank	12.18	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.62	8.50	N/A
Midland States Bank	11.15	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.39	7.00	N/A
Midland States Bank	11.15	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	7.79	4.00	N/A
Midland States Bank	9.03	4.00	5.00
(1)Total risk-based capital ratio, Tier 1 risk-based capital ratio and Common equity tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.
Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations at March 31, 2021:

	Payments due
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Deposits without a stated maturity	$4,596,593	$—	$—	$—	$4,596,593
Time deposits	519,626	175,344	48,922	28	743,920
Securities sold under repurchase agreements	71,728	—	—	—	71,728
FHLB advances and other borrowings	54,000	240,000	135,000	100,171	529,171
Operating lease obligations	1,762	3,409	1,742	4,308	11,221
Subordinated debt	—	—	31,621	138,267	169,888
Trust preferred debentures	—	—	—	48,954	48,954
Total contractual obligations	$5,243,709	$418,753	$217,285	$291,728	$6,171,475
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

We actively manage interest rate risk, as changes in market interest rates may have a significant impact on reported earnings. Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. Our Board of Directors’ Risk Policy and Compliance Committee oversees interest rate risk, as well as the establishment of risk measures, limits, and policy guidelines for managing the amount of interest rate risk and mortgage price risk and its effect on net interest income and capital. Responsibility for measuring and the management of interest rate risk resides with Corporate Treasury. Our Risk Policy and Compliance Committee meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.
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

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
March 31, 2021:
Dollar change	$(6,614)	$3,255	$5,946
Percent change	(3.3)%	1.6%	3.0%
December 31, 2020:
Dollar change	$(6,585)	$5,790	$10,376
Percent change	(3.1)%	2.7%	4.9%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for the -100, +100 and +200 basis point scenarios at March 31, 2021.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at March 31, 2021, projects that our earnings exhibit reduced sensitivity to changes in interest rates except in the -100 basis point scenario compared to December 31, 2020.
The following table shows EVE at the dates indicated:

	Economic value of equity sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
March 31, 2021:
Dollar change	$(104,297)	$54,673	$97,656
Percent change	(16.4)%	8.6%	15.3%
December 31, 2020:
Dollar change	$(90,487)	$74,568	$131,224
Percent change	(13.9)%	11.5%	20.2%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
The EVE reported at March 31, 2021 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within board policy limits for the +100 and +200 basis point scenarios at March 31, 2021 and out of compliance for the -100 basis point scenario. The Bank is reviewing strategies to bring this position into policy compliance.
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
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2021.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2021	51,263	$18.24	49,660	$5,460,068
February 1 - 28, 2021	18,638	18.99	16,180	5,157,488
March 1 - 31, 2021	4,606	28.10	—	5,157,488
Total	74,507	$19.04	65,840	$5,157,488
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. On December 2, 2020, the Company announced that the Board had extended the expiration date of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2021, $44.8 million, or 2,538,576 shares of the Company’s common stock, had been repurchased under the program, with approximately $5.2 million of remaining repurchase authority.

ITEM 6 – EXHIBITS

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2021 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: May 6, 2021	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)