Form 10-Q
period 2021-06-30
Midland States Bancorp, Inc.
filed 2021-08-05
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of July 23, 2021, the Registrant had 22,395,002 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$418,782	$337,080
Federal funds sold	6,318	4,560
Cash and cash equivalents	425,100	341,640
Investment securities available for sale, at fair value (allowance for credit losses of $326 and $366 at June 30, 2021 and December 31, 2020, respectively)	747,325	676,711
Equity securities, at fair value	9,506	9,424
Loans	4,835,866	5,103,331
Allowance for credit losses on loans	(58,664)	(60,443)
Total loans, net	4,777,202	5,042,888
Loans held for sale	12,187	138,090
Premises and equipment, net	71,803	74,124
Operating lease right-of-use asset	8,896	9,177
Other real estate owned	12,768	20,247
Nonmarketable equity securities	48,673	56,596
Accrued interest receivable	22,623	23,545
Loan servicing rights, at lower of cost or fair value	34,577	39,276
Goodwill	161,904	161,904
Other intangible assets, net	27,900	28,382
Cash surrender value of life insurance policies	148,277	146,004
Other assets	121,269	100,532
Total assets	$6,630,010	$6,868,540
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,366,453	$1,469,579
Interest-bearing	3,829,898	3,631,437
Total deposits	5,196,351	5,101,016
Short-term borrowings	75,985	68,957
FHLB advances and other borrowings	440,171	779,171
Subordinated debt	138,906	169,795
Trust preferred debentures	49,094	48,814
Operating lease liabilities	11,306	11,958
Other liabilities	70,011	67,438
Total liabilities	5,981,824	6,247,149

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,380,492 and 22,325,471 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	224	223
Capital surplus	455,215	453,410
Retained earnings	182,361	156,327
Accumulated other comprehensive income	10,386	11,431
Total shareholders’ equity	648,186	621,391
Total liabilities and shareholders’ equity	$6,630,010	$6,868,540
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans:
Taxable	$52,490	$53,173	$107,044	$106,712
Tax exempt	650	785	1,320	1,621
Loans held for sale	261	1,004	703	1,195
Investment securities:
Taxable	3,451	3,872	6,731	7,966
Tax exempt	794	862	1,575	1,849
Nonmarketable equity securities	609	680	1,289	1,285
Federal funds sold and cash investments	142	172	238	1,234
Total interest income	58,397	60,548	118,900	121,862
Interest expense:
Deposits	2,992	5,559	6,175	13,921
Short-term borrowings	20	28	44	129
FHLB advances and other borrowings	2,470	2,905	5,040	5,872
Subordinated debt	2,316	2,481	4,683	4,990
Trust preferred debentures	489	586	980	1,310
Total interest expense	8,287	11,559	16,922	26,222
Net interest income	50,110	48,989	101,978	95,640
Provision for credit losses:
Provision for credit losses on loans	—	11,610	3,950	22,179
Provision for credit losses on unfunded commitments	(265)	(665)	(800)	269
Provision for other credit losses	(190)	52	(40)	127
Total provision for credit losses	(455)	10,997	3,110	22,575
Net interest income after provision for credit losses	50,565	37,992	98,868	73,065
Noninterest income:
Wealth management revenue	6,529	5,698	12,460	11,375
Commercial FHA revenue	342	3,414	634	4,681
Residential mortgage banking revenue	1,562	2,723	3,136	4,478
Service charges on deposit accounts	1,916	1,706	3,742	4,362
Interchange revenue	3,797	3,013	7,172	5,846
Gain on sales of investment securities, net	377	—	377	—
Impairment on commercial mortgage servicing rights	(1,148)	(107)	(2,423)	(8,575)
Company-owned life insurance	863	892	1,723	1,792
Other income	3,179	2,057	5,412	4,035
Total noninterest income	17,417	19,396	32,233	27,994
Noninterest expense:
Salaries and employee benefits	22,071	20,740	42,599	41,803
Occupancy and equipment	3,796	4,286	7,736	9,155
Data processing	6,288	5,458	12,281	10,935
Professional	5,549	1,606	7,734	3,461
Marketing	700	794	1,177	1,775
Communications	824	946	1,646	2,236
Amortization of intangible assets	1,470	1,629	2,985	3,391
FHLB advances prepayment fees	3,669	—	3,677	—
Other expense	4,574	5,936	8,185	10,305
Total noninterest expense	48,941	41,395	88,020	83,061
Income before income taxes	19,041	15,993	43,081	17,998
Income taxes	(1,083)	3,424	4,419	3,880
Net income	$20,124	$12,569	$38,662	$14,118
Per common share data:
Basic earnings per common share	$0.88	$0.53	$1.70	$0.59
Diluted earnings per common share	$0.88	$0.53	$1.69	$0.58
Weighted average common shares outstanding	22,591,127	23,338,890	22,557,728	23,886,215
Weighted average diluted common shares outstanding	22,677,515	23,339,964	22,633,040	23,922,888
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$20,124	$12,569	$38,662	$14,118
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	565	4,073	(6,176)	5,394
Provision for credit loss expense	(190)	52	(40)	127
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(377)	—	(377)	—
Income tax effect	—	(1,134)	1,813	(1,518)
Change in investment securities available for sale, net of tax	(2)	2,991	(4,780)	4,003
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(2,797)	(983)	5,152	(983)
Income tax effect	770	270	(1,417)	270
Change in cash flow hedges, net of tax	(2,027)	(713)	3,735	(713)
Other comprehensive income (loss), net of tax	(2,029)	2,278	(1,045)	3,290
Total comprehensive income	$18,095	$14,847	$37,617	$17,408
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balances, March 31, 2021	$224	$454,264	$168,564	$12,415	$635,467
Net income	—	—	20,124	—	20,124
Other comprehensive loss	—	—	—	(2,029)	(2,029)
Common dividends declared ($0.28 per share)	—	—	(6,327)	—	(6,327)
Share-based compensation expense	—	484	—	—	484
Issuance of common stock under employee benefit plans	—	467	—	—	467
Balances, June 30, 2021	$224	$455,215	$182,361	$10,386	$648,186

Balances, December 31, 2020	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	38,662	—	38,662
Other comprehensive loss	—	—	—	(1,045)	(1,045)
Common dividends declared ($0.56 per share)	—	—	(12,628)	—	(12,628)
Common stock repurchased	(1)	(1,207)	—	—	(1,208)
Share-based compensation expense	—	986	—	—	986
Issuance of common stock under employee benefit plans	2	2,026	—	—	2,028
Balances, June 30, 2021	$224	$455,215	$182,361	$10,386	$648,186

Balances, March 31, 2020	$234	$468,750	$153,722	$8,454	$631,160
Net income	—	—	12,569	—	12,569
Other comprehensive income	—	—	—	2,278	2,278
Common dividends declared ($0.2675 per share)	—	—	(6,240)	—	(6,240)
Common stock repurchased	(5)	(7,152)	—	—	(7,157)
Share-based compensation expense	—	616	—	—	616
Issuance of common stock under employee benefit plans	—	363	—	—	363
Balances, June 30, 2020	$229	$462,577	$160,051	$10,732	$633,589

Balances, December 31, 2019	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 2)	—	—	(7,172)	—	(7,172)
Balances, January 1, 2020	244	488,305	158,748	7,442	654,739
Net income	—	—	14,118	—	14,118
Other comprehensive income	—	—	—	3,290	3,290
Common dividends declared ($0.535 per share)	—	—	(12,815)	—	(12,815)
Common stock repurchased	(15)	(27,704)	—	—	(27,719)
Share-based compensation expense	—	1,218	—	—	1,218
Issuance of common stock under employee benefit plans	—	758	—	—	758
Balances, June 30, 2020	$229	$462,577	$160,051	$10,732	$633,589
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$38,662	$14,118
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,110	22,575
Depreciation on premises and equipment	2,851	3,321
Amortization of intangible assets	2,985	3,391
Amortization of operating lease right-of-use asset	845	1,351
Amortization of loan servicing rights	1,708	1,668
Share-based compensation expense	986	1,218
Increase in cash surrender value of life insurance	(1,723)	(1,792)
Investment securities amortization, net	2,148	1,539
Gain on sales of investment securities, net	(377)	—
Gain on sales of other real estate owned	(450)	(6)
Impairment on other real estate owned	417	1,257
Origination of loans held for sale	(317,350)	(288,239)
Proceeds from sales of loans held for sale	494,541	470,309
Gain on sale of loans held for sale	(2,728)	(7,623)
Impairment on commercial mortgage servicing rights	2,423	8,575
Impairment on mortgage servicing rights held for sale	143	887
Impairment related to facilities optimization	—	206
Net change in operating assets and liabilities:
Accrued interest receivable	922	(5,494)
Other assets	(12,237)	(7,617)
Accrued expenses and other liabilities	(223)	(3,075)
Net cash provided by operating activities	216,653	216,569
Cash flows from investing activities:
Purchases of investment securities available for sale	(206,033)	(75,256)
Proceeds from sales of investment securities available for sale	12,617	—
Maturities and payments on investment securities available for sale	114,808	97,860
Purchases of equity securities	(186)	(3,219)
Net decrease (increase) in loans	212,886	(650,890)
Purchases of premises and equipment	(1,000)	(1,349)
Proceeds from sale of premises and equipment	590	7
Purchases of nonmarketable equity securities	—	(6,260)
Proceeds from sales of nonmarketable equity securities	7,923	—
Proceeds from sales of other real estate owned	8,069	368
Purchases of company-owned life insurance	(550)	—
Net cash paid on acquisition	(2,797)	—
Net cash provided by (used in) investing activities	146,327	(638,739)
Cash flows from financing activities:
Net increase in deposits	95,335	398,853
Net increase (decrease) in short-term borrowings	7,028	(4,893)
Proceeds from FHLB borrowings	300,000	204,000
Payments made on FHLB borrowings and other borrowings	(639,000)	(3,401)
Payments made on subordinated debt	(31,075)	(7,250)
Cash dividends paid on common stock	(12,628)	(12,815)
Common stock repurchased	(1,208)	(27,719)
Proceeds from issuance of common stock under employee benefit plans	2,028	758
Net cash (used in) provided by financing activities	(279,520)	547,533
Net increase in cash and cash equivalents	83,460	125,363
Cash and cash equivalents:
Beginning of period	341,640	394,505
End of period	$425,100	$519,868
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$17,369	$28,237
Income tax paid (net of refunds)	12,907	909
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	48,494	192,577
Transfer of loans to other real estate owned	485	7,557
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2020 Annual Report on Form 10-K. Certain reclassifications of 2020 amounts have been made to conform to the 2021 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.
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
NOTE 3 – ACQUISITIONS AND DISPOSITIONS
On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust Company (“ATG Trust”), a trust company based in Chicago, Illinois, with approximately $399.7 million in assets under management. In aggregate, the Company acquired the assets of ATG Trust for $2.8 million in cash. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired at their estimated acquisition date fair values, while $0.2 million of transaction and integration costs associated with the acquisition have been expensed during 2021, and remaining integration costs will be expensed in future periods as incurred.
Management's preliminary valuation of the tangible and intangible assets acquired, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid is reflected in the table below. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

(dollars in thousands)	ATG Trust
Assets acquired:
Intangible assets	$2,503
Other assets	614
Total assets acquired and consideration paid	3,117
Liabilities assumed:
Other liabilities	320
Total liabilities assumed	320
Net assets acquired and consideration paid	$2,797

Intangible assets:
Customer relationship intangible	$2,503
Estimated useful life	6 years
On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York.
NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$325	$—	$—	$—	$325
U.S. government sponsored entities and U.S. agency securities	53,310	188	465	—	53,033
Mortgage-backed securities - agency	309,838	3,714	3,260	—	310,292
Mortgage-backed securities - non-agency	35,523	116	125	113	35,401
State and municipal securities	138,337	6,378	174	—	144,541
Corporate securities	201,547	4,399	2,000	213	203,733
Total available for sale securities	$738,880	$14,795	$6,024	$326	$747,325

	December 31, 2020
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$35,287	$377	$97	$—	$35,567
Mortgage-backed securities - agency	338,340	6,284	47	—	344,577
Mortgage-backed securities - non-agency	20,411	333	—	—	20,744
State and municipal securities	122,488	7,311	5	29	129,765
Corporate securities	145,187	2,205	997	337	146,058
Total available for sale securities	$661,713	$16,510	$1,146	$366	$676,711
    The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at June 30, 2021. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$17,952	$18,175
After one year through five years	67,222	69,386
After five years through ten years	267,073	271,472
After ten years	41,272	42,599
Mortgage-backed securities	345,361	345,693
Total available for sale securities	$738,880	$747,325

Proceeds and gross realized gains on sales of investment securities available for sale for the three and six months ended June 30, 2021 and 2020, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Investment securities available for sale
Proceeds from sales	$12,617	$—	$12,617	$—
Gross realized gains on sales	377	—	377	—

The table below presents a rollforward by security type for the three and six months ended June 30, 2021 and 2020 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	Mortgage-backed securities - non-agency	State and municipal securities	Corporate securities	Total
Changes in allowance for credit losses on investment securities available for sale:
For the three months ended June 30, 2021
Balance, beginning of period	$28	$28	$460	$516
Current-period provision for expected credit losses	85	(28)	(247)	(190)
Balance, end of period	$113	$—	$213	$326
For the six months ended June 30, 2021
Balance, beginning of period	$—	$29	$337	$366
Current-period provision for expected credit losses	113	(29)	(124)	(40)
Balance, end of period	$113	$—	$213	$326
For the three months ended June 30, 2020
Balance, beginning of period	$—	$19	$56	$75
Current-period provision for expected credit losses	—	(18)	70	52
Balance, end of period	$—	$1	$126	$127
For the six months ended June 30, 2020
Balance, beginning of period	$—	$—	$—	$—
Current-period provision for expected credit losses	—	1	126	127
Balance, end of period	$—	$1	$126	$127
Unrealized losses and fair values for investment securities available for sale as of June 30, 2021 and December 31, 2020, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$17,285	$465	$—	$—	$17,285	$465
Mortgage-backed securities - agency	172,022	3,260	—	—	172,022	3,260
Mortgage-backed securities - non-agency	—	—	—	—	—	—
State and municipal securities	15,993	174	—	—	15,993	174
Corporate securities	18,370	2,000	—	—	18,370	2,000
Total available for sale securities	$223,670	$5,899	$—	$—	$223,670	$5,899

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,903	$97	$—	$—	$9,903	$97
Mortgage-backed securities - agency	26,172	47	—	—	26,172	47
Mortgage-backed securities - non-agency	—	—	—	—	—	—
State and municipal securities	—	—	—	—	—	—
Corporate securities	20,010	522	—	—	20,010	522
Total available for sale securities	$56,085	$666	$—	$—	$56,085	$666
    At June 30, 2021, 67 investment securities available for sale had unrealized losses with aggregate depreciation of 2.57% from their amortized cost basis. For all of these investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial:
Commercial	$719,642	$937,382
Commercial other	704,438	748,193
Commercial real estate:
Commercial real estate non-owner occupied	908,787	871,451
Commercial real estate owner occupied	440,722	423,257
Multi-family	116,176	151,534
Farmland	74,804	79,731
Construction and land development	212,508	172,737
Total commercial loans	3,177,077	3,384,285
Residential real estate:
Residential first lien	296,256	358,329
Other residential	70,356	84,551
Consumer:
Consumer	74,627	80,642
Consumer other	810,389	785,460
Lease financing	407,161	410,064
Total loans, gross	$4,835,866	$5,103,331
Total loans include net deferred loan costs of $0.8 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively, and unearned income of $45.5 million and $46.5 million within the lease financing portfolio as of the same dates.
At June 30, 2021, the Company had residential real estate loans held for sale totaling $12.2 million compared to commercial real estate and residential real estate loans held for sale totaling $138.1 million at December 31, 2020. The Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $161.9 million and $494.5 million during the three and six months ended June 30, 2021, respectively, and $358.1 million and $470.3 million during the comparable periods in 2020, respectively.

Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Paycheck Protection Program ("PPP") loans of $146.7 million and $184.4 million as of June 30, 2021 and December 31, 2020, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $18.8 million and $19.7 million at June 30, 2021 and December 31, 2020, respectively. The new loans, other additions, repayments and other reductions with respect to such persons for the three and six months ended June 30, 2021 and 2020, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Beginning balance	$19,372	$21,735	$19,693	$22,989
New loans and other additions	404	2,462	1,024	2,542
Repayments and other reductions	(1,014)	(391)	(1,955)	(1,725)
Ending balance	$18,762	$23,806	$18,762	$23,806

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and six months ended June 30, 2021 and 2020:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended June 30, 2021:
Balance, beginning of period	$17,339	$31,821	$1,239	$3,981	$2,271	$6,036	$62,687
Provision for credit losses on loans	5	(168)	414	(177)	84	(158)	—
Charge-offs	(2,634)	(946)	(1)	(141)	(218)	(516)	(4,456)
Recoveries	139	11	81	20	155	27	433
Balance, end of period	$14,849	$30,718	$1,733	$3,683	$2,292	$5,389	$58,664

Changes in allowance for credit losses on loans for the six months ended June 30, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	(2,016)	6,959	425	(109)	137	(1,446)	3,950
Charge-offs	(3,140)	(1,719)	(272)	(251)	(460)	(769)	(6,611)
Recoveries	154	13	147	114	277	177	882
Balance, end of period	$14,849	$30,718	$1,733	$3,683	$2,292	$5,389	$58,664

Changes in allowance for credit losses on loans for the three months ended June 30, 2020:
Balance, beginning of period	$11,740	$13,583	$1,321	$4,638	$1,954	$5,309	$38,545
Provision for credit losses on loans	889	8,388	248	153	316	1,616	11,610
Charge-offs	(452)	(1,746)	(62)	(7)	(366)	(838)	(3,471)
Recoveries	36	71	5	46	183	68	409
Balance, end of period	$12,213	$20,296	$1,512	$4,830	$2,087	$6,155	$47,093

Changes in allowance for credit losses on loans for the six months ended June 30, 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Impact of adopting ASC 326 - PCD loans	1,045	1,311	809	1,015	57	—	4,237
Provision for credit losses on loans	2,619	14,143	(301)	410	572	4,736	22,179
Charge-offs	(3,850)	(9,619)	(74)	(395)	(964)	(1,786)	(16,688)
Recoveries	41	85	64	90	374	137	791
Balance, end of period	$12,213	$20,296	$1,512	$4,830	$2,087	$6,155	$47,093
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
The PD is forecasted, for most commercial and retail loans, using a regression model that determines the likelihood of default within the twelve month time horizon. The regression model uses forward-looking economic forecasts including variables such as gross domestic product, housing price index, unemployment rates, and real disposable income to predict default rates. The forecasting method for the equipment financing portfolio assumes a rolling twelve month average of the through-the-cycle default mean, to predict default rates for the twelve month time horizon.
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$5,232	$4,890	$10,122	$3,498	$—	$3,498
Commercial other	4,054	—	4,054	2,634	—	2,634
Commercial real estate:
Commercial real estate non-owner occupied	6,706	14,065	20,771	5,509	3,823	9,332
Commercial real estate owner occupied	2,514	2,135	4,649	3,598	3,227	6,825
Multi-family	1,394	996	2,390	7,921	2,325	10,246
Construction and land development	1,302	—	1,302	2,131	693	2,824
Total commercial loans	21,202	22,086	43,288	25,291	10,068	35,359
Residential real estate:
Residential first lien	7,252	1,053	8,305	8,534	1,071	9,605
Other residential	2,306	—	2,306	2,437	—	2,437
Consumer:
Consumer	185	—	185	262	—	262
Lease financing	2,797	—	2,797	1,965	—	1,965
Total loans	$33,742	$23,139	$56,881	$38,489	$11,139	$49,628
    There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2021 and 2020 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2020, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $20,000 and $72,000 for the three and six months ended June 30, 2021, respectively, and $9,000 and $29,000 for the three and six months ended June 30, 2020, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of June 30, 2021 and December 31, 2020:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
June 30, 2021
Commercial
Commercial	$—	$7,518	$—	$7,518
Commercial Real Estate
Non-Owner Occupied	20,481	—	—	20,481
Owner Occupied	2,132	—	—	2,132
Multi-Family	2,290	—	—	2,290
Lease financing	—	—	468	468
Total Collateral Dependent Loans	$24,903	$7,518	$468	$32,889

December 31, 2020
Commercial Real Estate
Non-Owner Occupied	$8,159	$—	$—	$8,159
Multi-Family	10,121	—	—	10,121
Construction and Land Development	693	—	—	693
Total Collateral Dependent Loans	$18,973	$—	$—	$18,973

The aging status of the recorded investment in loans by portfolio as of June 30, 2021 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$1,255	$63	$—	$1,318	$10,122	$708,202	$719,642
Commercial other	6,048	1,860	—	7,908	4,054	692,476	704,438
Commercial real estate:
Commercial real estate non-owner occupied	598	452	55	1,105	20,771	886,911	908,787
Commercial real estate owner occupied	1,091	—	—	1,091	4,649	434,982	440,722
Multi-family	59	—	—	59	2,390	113,727	116,176
Farmland	242	—	—	242	—	74,562	74,804
Construction and land development	400	—	—	400	1,302	210,806	212,508
Total commercial loans	9,693	2,375	55	12,123	43,288	3,121,666	3,177,077
Residential real estate:
Residential first lien	94	779	—	873	8,305	287,078	296,256
Other residential	24	43	25	92	2,306	67,958	70,356
Consumer:
Consumer	78	168	—	246	185	74,196	74,627
Consumer other	2,914	1,874	—	4,788	—	805,601	810,389
Lease financing	1,801	381	—	2,182	2,797	402,182	407,161
Total loans	$14,604	$5,620	$80	$20,304	$56,881	$4,758,681	$4,835,866

The aging status of the recorded investment in loans by portfolio as of December 31, 2020 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$389	$27	$—	$416	$3,498	$933,468	$937,382
Commercial other	4,007	3,901	896	8,804	2,634	736,755	748,193
Commercial real estate:
Commercial real estate non-owner occupied	6,684	—	—	6,684	9,332	855,435	871,451
Commercial real estate owner occupied	2,145	—	—	2,145	6,825	414,287	423,257
Multi-family	61	—	—	61	10,246	141,227	151,534
Farmland	—	—	—	—	—	79,731	79,731
Construction and land development	863	—	—	863	2,824	169,050	172,737
Total commercial loans	14,149	3,928	896	18,973	35,359	3,329,953	3,384,285
Residential real estate:
Residential first lien	127	207	—	334	9,605	348,390	358,329
Other residential	240	135	—	375	2,437	81,739	84,551
Consumer:			—
Consumer	325	57	—	382	262	79,998	80,642
Consumer other	4,334	2,874	—	7,208	—	778,252	785,460
Lease financing	4,539	545	645	5,729	1,965	402,370	410,064
Total loans	$23,714	$7,746	$1,541	$33,001	$49,628	$5,020,702	$5,103,331
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
If a bank elects, which the Bank has, a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The outstanding balance of modifications made as a result of COVID-19, that were not considered TDRs, totaled $107.3 million and $209.1 million at June 30, 2021 and December 31, 2020, respectively.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$795	$827	$1,622	$967	$558	$1,525
Commercial real estate	2,282	3,863	6,145	866	4,314	5,180
Construction and land development	35	396	431	39	909	948
Residential real estate	706	3,918	4,624	988	3,705	4,693
Consumer	79	—	79	41	—	41
Lease financing	505	31	536	—	38	38
Total loans	$4,402	$9,035	$13,437	$2,901	$9,524	$12,425
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.
The allowance for credit losses on TDRs totaled $0.9 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company had no unfunded commitments in connection with TDRs at June 30, 2021 and December 31, 2020.
The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2021 and 2020. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2021 or 2020:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended June 30, 2021
Troubled debt restructurings:
Number of loans	5	1	—	1	1	1	9
Pre-modification outstanding balance	$609	$1,432	$—	$136	$19	$505	$2,701
Post-modification outstanding balance	609	1,432	—	139	19	505	2,704

For the six months ended June 30, 2021
Troubled debt restructurings:
Number of loans	5	1	1	3	3	1	14
Pre-modification outstanding balance	$609	$1,432	$49	$191	$50	$505	$2,836
Post-modification outstanding balance	609	1,432	40	195	50	505	2,831

For the three months ended June 30, 2020
Troubled debt restructurings:
Number of loans	2	2	2	5	—	—	11
Pre-modification outstanding balance	$432	$633	$484	$343	$—	$—	$1,892
Post-modification outstanding balance	431	606	472	233	—	—	1,742

For the six months ended June 30, 2020
Troubled debt restructurings:
Number of loans	2	2	2	11	—	—	17
Pre-modification outstanding balance	$432	$633	$484	$1,018	$—	$—	$2,567
Post-modification outstanding balance	431	606	472	903	—	—	2,412

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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of June 30, 2021 and December 31, 2020:

			June 30, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$41,515	$90,431	$73,288	$27,900	$26,192	$54,717	$368,714	$682,757
		Special mention	260	11	326	1,958	21	165	279	3,020
		Substandard	148	613	1,569	2,226	3,639	8,873	6,675	23,743
		Substandard – nonaccrual	55	—	115	710	517	406	8,319	10,122
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	41,978	91,055	75,298	32,794	30,369	64,161	383,987	719,642

	Commercial other	Acceptable credit quality	184,797	242,848	129,947	40,644	463	312	75,626	674,637
		Special mention	—	2,096	11,437	4,299	6	—	3,392	21,230
		Substandard	160	13	57	913	—	—	3,254	4,397
		Substandard – nonaccrual	—	261	3,005	784	—	—	4	4,054
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	120	—	—	—	—	—	—	120
		Subtotal	185,077	245,218	144,446	46,640	469	312	82,276	704,438

Commercial real estate	Non-owner occupied	Acceptable credit quality	144,795	171,142	102,730	39,029	73,057	185,287	5,244	721,284
		Special mention	27	37	9,910	4,214	347	22,588	4,036	41,159
		Substandard	3,985	9,674	14,562	19,843	23,120	53,986	403	125,573
		Substandard – nonaccrual	199	119	6,358	—	—	14,095	—	20,771
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	149,006	180,972	133,560	63,086	96,524	275,956	9,683	908,787

	Owner occupied	Acceptable credit quality	68,449	68,216	52,151	34,320	46,633	124,031	2,521	396,321
		Special mention	—	1,301	2,450	223	—	7,881	—	11,855
		Substandard	—	4,574	8,196	996	529	13,288	314	27,897
		Substandard – nonaccrual	—	543	198	436	85	3,387	—	4,649
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	68,449	74,634	62,995	35,975	47,247	148,587	2,835	440,722

	Multi-family	Acceptable credit quality	48,839	7,351	3,823	2,780	1,892	24,769	2,218	91,672
		Special mention	—	458	—	8,380	—	1,306	—	10,144
		Substandard	1,013	—	184	514	—	10,259	—	11,970
		Substandard – nonaccrual	—	—	—	—	—	2,390	—	2,390
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	49,852	7,809	4,007	11,674	1,892	38,724	2,218	116,176

	Farmland	Acceptable credit quality	12,112	16,635	4,484	4,066	8,336	21,642	1,600	68,875
		Special mention	—	237	1,365	167	—	282	—	2,051
		Substandard	647	239	146	318	121	2,206	201	3,878
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	12,759	17,111	5,995	4,551	8,457	24,130	1,801	74,804

Construction and land development		Acceptable credit quality	20,102	71,273	56,003	25,805	2,856	4,909	14,644	195,592
		Special mention	—	—	4,319	643	—	—	—	4,962
		Substandard	—	1,336	8,875	—	—	—	—	10,211
		Substandard – nonaccrual	—	—	69	—	—	1,233	—	1,302
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	223	218	—	—	—	—	—	441
		Subtotal	20,325	72,827	69,266	26,448	2,856	6,142	14,644	212,508

Total		Acceptable credit quality	520,609	667,896	422,426	174,544	159,429	415,667	470,567	2,831,138
		Special mention	287	4,140	29,807	19,884	374	32,222	7,707	94,421
		Substandard	5,953	16,449	33,589	24,810	27,409	88,612	10,847	207,669
		Substandard – nonaccrual	254	923	9,745	1,930	602	21,511	8,323	43,288
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	343	218	—	—	—	—	—	561
Total commercial loans			$527,446	$689,626	$495,567	$221,168	$187,814	$558,012	$497,444	$3,177,077

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$117,792	$107,915	$35,649	$34,753	$22,025	$51,593	$517,929	$887,656
		Special mention	244	201	4,897	3,729	4,968	881	7,721	22,641
		Substandard	544	1,953	1,259	104	248	4,861	14,618	23,587
		Substandard – nonaccrual	2	31	640	936	154	458	1,277	3,498
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	118,582	110,100	42,445	39,522	27,395	57,793	541,545	937,382

	Commercial other	Acceptable credit quality	416,306	157,232	52,843	739	303	677	88,250	716,350
		Special mention	1,871	10,691	3,810	31	79	—	5,315	21,797
		Substandard	255	260	1,078	3	12	—	5,351	6,959
		Substandard – nonaccrual	—	1,984	641	—	4	—	5	2,634
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	453	—	—	—	—	—	—	453
		Subtotal	418,885	170,167	58,372	773	398	677	98,921	748,193

Commercial real estate	Non-owner occupied	Acceptable credit quality	168,788	109,602	63,435	91,763	97,293	156,958	5,248	693,087
		Special mention	3,011	9,107	3,231	483	14,294	17,816	4,279	52,221
		Substandard	7,469	16,306	13,813	23,169	16,897	38,907	250	116,811
		Substandard – nonaccrual	125	325	101	—	3,438	5,343	—	9,332
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	179,393	135,340	80,580	115,415	131,922	219,024	9,777	871,451

	Owner occupied	Acceptable credit quality	68,688	55,502	38,471	55,526	63,105	91,986	4,066	377,344
		Special mention	1,882	3,578	225	4,142	1,038	7,289	—	18,154
		Substandard	4,078	468	1,023	760	5,861	8,430	314	20,934
		Substandard – nonaccrual	373	200	170	241	—	5,441	400	6,825
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	75,021	59,748	39,889	60,669	70,004	113,146	4,780	423,257

	Multi-family	Acceptable credit quality	12,865	6,921	19,204	32,934	10,674	24,375	1,281	108,254
		Special mention	465	—	8,442	—	—	1,323	—	10,230
		Substandard	—	10,945	1,518	—	10,266	75	—	22,804
		Substandard – nonaccrual	—	—	—	—	7,804	2,442	—	10,246
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	13,330	17,866	29,164	32,934	28,744	28,215	1,281	151,534

	Farmland	Acceptable credit quality	18,556	6,846	3,873	8,803	6,013	23,921	1,814	69,826
		Special mention	274	1,387	180	38	298	784	—	2,961
		Substandard	2,241	307	802	127	877	2,435	155	6,944
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	21,071	8,540	4,855	8,968	7,188	27,140	1,969	79,731

Construction and land development		Acceptable credit quality	36,488	83,440	11,625	3,554	2,506	4,263	15,941	157,817
		Special mention	—	—	454	—	—	—	—	454
		Substandard	1,386	8,875	—	—	—	914	—	11,175
		Substandard – nonaccrual	—	242	—	—	152	2,430	—	2,824
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	467	—	—	—	—	—	—	467
		Subtotal	38,341	92,557	12,079	3,554	2,658	7,607	15,941	172,737

Total		Acceptable credit quality	839,483	527,458	225,100	228,072	201,919	353,773	634,529	3,010,334
		Special mention	7,747	24,964	21,239	8,423	20,677	28,093	17,315	128,458
		Substandard	15,973	39,114	19,493	24,163	34,161	55,622	20,688	209,214
		Substandard – nonaccrual	500	2,782	1,552	1,177	11,552	16,114	1,682	35,359
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	920	—	—	—	—	—	—	920
Total commercial loans			$864,623	$594,318	$267,384	$261,835	$268,309	$453,602	$674,214	$3,384,285

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of June 30, 2021 and December 31, 2020:

			June 30, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$65,471	$37,060	$25,746	$34,980	$14,745	$108,864	$508	$287,374
		Nonperforming	999	1,044	190	—	—	6,649	—	8,882
		Subtotal	66,470	38,104	25,936	34,980	14,745	115,513	508	296,256

	Other residential	Performing	1,705	2,552	2,054	801	329	2,525	57,930	67,896
		Nonperforming	137	19	12	—	—	154	2,138	2,460
		Subtotal	1,842	2,571	2,066	801	329	2,679	60,068	70,356

Consumer	Consumer	Performing	5,775	12,543	11,820	20,363	15,258	4,486	4,118	74,363
		Nonperforming	65	11	4	46	30	102	6	264
		Subtotal	5,840	12,554	11,824	20,409	15,288	4,588	4,124	74,627

	Consumer other	Performing	251,750	437,735	77,825	15,362	4,761	6,764	16,192	810,389
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	251,750	437,735	77,825	15,362	4,761	6,764	16,192	810,389

Leases financing		Performing	6,826	50,476	107,577	152,279	80,679	6,022	—	403,859
		Nonperforming	—	389	886	1,670	234	123	—	3,302
		Subtotal	6,826	50,865	108,463	153,949	80,913	6,145	—	407,161

Total		Performing	331,527	540,366	225,022	223,785	115,772	128,661	78,748	1,643,881
		Nonperforming	1,201	1,463	1,092	1,716	264	7,028	2,144	14,908
Total other loans			$332,728	$541,829	$226,114	$225,501	$116,036	$135,689	$80,892	$1,658,789

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$32,322	$27,071	$49,039	$99,658	$81,525	$58,107	$405	$348,127
		Nonperforming	—	196	1,074	933	1,030	6,969	—	10,202
		Subtotal	32,322	27,267	50,113	100,591	82,555	65,076	405	358,329

	Other residential	Performing	975	2,430	3,281	2,091	1,348	1,825	69,773	81,723
		Nonperforming	—	13	21	146	7	165	2,476	2,828
		Subtotal	975	2,443	3,302	2,237	1,355	1,990	72,249	84,551

Consumer	Consumer	Performing	28,449	14,084	16,692	8,737	5,067	3,834	3,476	80,339
		Nonperforming	31	6	57	81	64	63	1	303
		Subtotal	28,480	14,090	16,749	8,818	5,131	3,897	3,477	80,642

	Consumer other	Performing	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460

Leases financing		Performing	177,068	125,611	70,059	21,047	12,410	1,259	—	407,454
		Nonperforming	468	192	1,080	600	207	63	—	2,610
		Subtotal	177,536	125,803	71,139	21,647	12,617	1,322	—	410,064

Total
		Performing	853,578	286,250	160,465	138,047	106,446	67,505	90,812	1,703,103
		Nonperforming	499	407	2,232	1,760	1,308	7,260	2,477	15,943
Total other loans			$854,077	$286,657	$162,697	$139,807	$107,754	$74,765	$93,289	$1,719,046
NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment at June 30, 2021 and December 31, 2020 is as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Land	$15,696	$16,158
Buildings and improvements	66,426	65,932
Furniture and equipment	33,473	33,202
Total	115,595	115,292
Accumulated depreciation	(43,792)	(41,168)
Premises and equipment, net	$71,803	$74,124
    Depreciation expense for the three and six months ended June 30, 2021 was $1.4 million and $2.9 million, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2020, respectively.

NOTE 7 – LEASES
The Company had operating lease right-of-use assets of $8.9 million and $9.2 million as of June 30, 2021 and December 31, 2020, respectively, and operating lease liabilities of $11.3 million and $12.0 million at the same dates, respectively.
The operating leases, primarily for banking offices and operating facilities, have remaining lease terms of 3 months to 12 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised.

Information related to operating leases for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$514	$789	$1,037	$1,570
Operating cash flows from leases	603	782	1,386	1,727
Right-of-use assets obtained in exchange for lease obligations	609	916	689	1,440
Right-of-use assets derecognized due to terminations or impairment	(88)	—	(210)	(13)
Weighted average remaining lease term	7.9 years	7.6 years	7.9 years	7.6 years
Weighted average discount rate	2.86%	2.89%	2.86%	2.89%
    The projected minimum rental payments under the terms of the leases as of June 30, 2021 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2021 remaining	$969
2022	2,244
2023	2,014
2024	1,718
2025	814
Thereafter	4,947
Total future minimum lease payments	12,706
Less imputed interest	(1,400)
Total operating lease liabilities	$11,306

NOTE 8 – LOAN SERVICING RIGHTS
Commercial FHA Mortgage Loan Servicing
The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of $3.15 billion and $3.50 billion at June 30, 2021 and December 31, 2020, respectively. Changes in our commercial FHA loan servicing rights for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Loan servicing rights:
Balance, beginning of period	$35,997	$56,909	$38,322	$57,637
Originated servicing	—	657	—	657
Amortization	(780)	(815)	(1,563)	(1,543)
Refinancing fee received from third party	(337)	—	(604)	—
Permanent impairment	(1,148)	—	(2,423)	—
Balance, end of period	33,732	56,751	33,732	56,751
Valuation allowances:
Balance, beginning of period	—	13,412	—	4,944
Additions	—	107	—	8,575
Reductions	—	—	—	—
Balance, end of period	—	13,519	—	13,519
Loan servicing rights, net	$33,732	$43,232	$33,732	$43,232
Fair value:
At beginning of period	$35,997	$43,497	$38,322	$52,693
At end of period	$34,255	$43,232	$34,255	$43,232
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.20% and 8.18% at June 30, 2021 and December 31, 2020, respectively, while the weighted average discount rate was 11.54% and 11.48% for the same periods, respectively.
United States Small Business Administration (“SBA”) Loan Servicing
At June 30, 2021 and December 31, 2020, the Company serviced SBA loans for others with unpaid principal balances of $53.2 million and $49.2 million, respectively. At June 30, 2021 and December 31, 2020, SBA loan servicing rights of $0.8 million and $1.0 million, respectively, are reflected in loan servicing rights in the consolidated balance sheet.
Residential Mortgage Loan Servicing Held for Sale
At June 30, 2021 and December 31, 2020, the Company serviced residential mortgage loans for others with unpaid principal balances of $342.9 million and $382.3 million, respectively. At June 30, 2021 and December 31, 2020, residential mortgage servicing rights of $0.8 million and $0.9 million, respectively, were deemed held for sale and were reflected in other assets in the consolidated balance sheet.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at June 30, 2021 and December 31, 2020 is summarized as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904
    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$57,012	$(38,406)	$18,606	$57,012	$(36,005)	$21,007
Customer relationship intangibles	16,574	(7,280)	9,294	14,071	(6,696)	7,375
Total intangible assets	$73,586	$(45,686)	$27,900	$71,083	$(42,701)	$28,382
In conjunction with the acquisition of ATG Trust, the Company recorded $2.5 million of customer relationship intangibles, which are being amortized on a straight-line basis over an estimated useful life of 6 years.
Amortization of intangible assets was $1.5 million and $3.0 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $3.4 million for the comparable periods in 2020, respectively.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at June 30, 2021 and December 31, 2020:

	Notional amount		Fair value gain
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivative instruments (included in other assets):
Interest rate lock commitments	$71,925	$136,227	$993	$2,217
Forward commitments to sell mortgage-backed securities	37,179	218,126	—	—
Total	$109,104	$354,353	$993	$2,217

	Notional amount		Fair value loss
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$23,483	$33,240	$40	$309
    During the three and six months ended June 30, 2021, the Company recognized net losses of $0.5 million and $1.0 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
During the three and six months ended June 30, 2020, the Company recognized net gains of $0.7 million and $1.3 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
The Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain Federal Home Loan Bank ("FHLB") advances at June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Notional Amount	$50,000	$100,000
Average remaining life in years	5.8	5.3
Weighted average pay rate	0.60%	0.57%
Weighted average receive rate	0.20%	0.22%
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
Quarterly, the effectiveness evaluation is based on the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the three-month LIBOR interest received from the counterparty. At June 30, 2021, the $5.6 million fair value of the cash flow hedges was included in other assets in the consolidated balance sheets. At December 31, 2020, the $0.4 million fair value of cash flow hedges was included in other liabilities in the consolidated balance sheets. The tax effected amounts of $4.0 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively, were included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the three and six months ended June 30, 2021, related to ineffectiveness.
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $8.2 million and $8.5 million at June 30, 2021 and December 31, 2020, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.6 million and $0.8 million at June 30, 2021 and December 31, 2020, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$1,366,453	$1,469,579
Interest-bearing:
Checking	1,619,436	1,568,888
Money market	787,688	785,871
Savings	669,277	597,966
Time	753,497	678,712
Total deposits	$5,196,351	$5,101,016

NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of June 30, 2021 and December 31, 2020:

	Repurchase agreements
(dollars in thousands)	As of and for the Six Months Ended June 30, 2021	As of and for the Year Ended December 31, 2020
Outstanding at period-end	$75,985	$68,957
Average amount outstanding	70,608	60,306
Maximum amount outstanding at any month end	77,497	77,136
Weighted average interest rate:
During period	0.13%	0.30%
End of period	0.11%	0.12%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $73.1 million and $76.5 million at June 30, 2021 and December 31, 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $60.3 million and $54.4 million at June 30, 2021 and December 31, 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $68.7 million and $68.1 million at June 30, 2021 and December 31, 2020, respectively. There were no outstanding borrowings under these lines at June 30, 2021 and December 31, 2020.
At June 30, 2021, the Company had PPP loans available to be pledged to the Paycheck Protection Program Liquidity Facility (“Facility”) that would allow the Company to borrow up to $146.7 million. However, no PPP loans were pledged to the Facility as of June 30, 2021. Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility are valued at the principal amount of the PPP loan.
At June 30, 2021, the Company had available federal funds lines of credit totaling $20.0 million. These lines of credit were unused at June 30, 2021.

NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Midland States Bancorp, Inc.
Series G redeemable preferred stock - 171 shares at $1,000 per share	$171	$171
Midland States Bank
FHLB advances – fixed rate, fixed term at rates averaging 0.22% and 0.24% at June 30, 2021 and December 31, 2020, respectively – maturing through July 2021	50,000	304,000
FHLB advances – putable fixed rate at rates averaging 1.90% and 2.01% at June 30, 2021 and December 31, 2020, respectively – maturing through February 2030 with call provisions through August 2021	390,000	475,000
Total FHLB advances and other borrowings	$440,171	$779,171
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.10 billion and $1.86 billion at June 30, 2021 and December 31, 2020, respectively.
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Subordinated debt issued June 2015 – variable interest rate equivalent to three month LIBOR plus 4.35%, which was 4.59% at December 31, 2020	$—	$31,075
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	546	545
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,593	39,561
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	71,914	71,785
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,853	26,829
Total subordinated debt	$138,906	$169,795
During the second quarter of 2021, the Company repurchased the $31.1 million subordinated debentures issued in June 2015. No gain or loss was recognized on the repurchase.
The subordinated debentures may be included in Tier 2 capital (subject to certain limitations and phase-outs) under current regulatory guidelines and interpretations.
NOTE 15 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for both the three and six months ended June 30, 2021 excluded antidilutive stock options of 71,547 and excluded antidilutive stock options of 580,912 and 319,335 for the comparable periods in 2020, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income	$20,124	$12,569	$38,662	$14,118
Common shareholder dividends	(6,265)	(6,175)	(12,502)	(12,685)
Unvested restricted stock award dividends	(62)	(65)	(126)	(130)
Undistributed earnings to unvested restricted stock awards	(134)	(65)	(259)	(14)
Undistributed earnings to common shareholders	$13,663	$6,264	$25,775	$1,289
Basic
Distributed earnings to common shareholders	$6,265	$6,175	$12,502	$12,685
Undistributed earnings to common shareholders	13,663	6,264	25,775	1,289
Total common shareholders earnings, basic	$19,928	$12,439	$38,277	$13,974
Diluted
Distributed earnings to common shareholders	$6,265	$6,175	$12,502	$12,685
Undistributed earnings to common shareholders	13,663	6,264	25,775	1,289
Total common shareholders earnings	19,928	12,439	38,277	13,974
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	1	—
Total common shareholders earnings, diluted	$19,928	$12,439	$38,278	$13,974
Weighted average common shares outstanding, basic	22,591,127	23,338,890	22,557,728	23,886,215
Options	86,388	1,074	75,312	36,673
Weighted average common shares outstanding, diluted	22,677,515	23,339,964	22,633,040	23,922,888
Basic earnings per common share	$0.88	$0.53	$1.70	$0.59
Diluted earnings per common share	0.88	0.53	1.69	0.58
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020, are summarized below:

	June 30, 2021
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$325	$325	$—	$—
U.S. government sponsored entities and U.S. agency securities	53,033	—	53,033	—
Mortgage-backed securities - agency	310,292	—	310,292	—
Mortgage-backed securities - non-agency	35,401	—	35,401	—
State and municipal securities	144,541	—	144,541	—
Corporate securities	203,733	—	202,725	1,008
Equity securities	9,506	9,506	—	—
Loans held for sale	12,187	—	12,187	—
Derivative assets	7,095	—	7,095	—
Total	$776,113	$9,831	$765,274	$1,008
Liabilities
Derivative liabilities	$548	$—	$548	$—
Total	$548	$—	$548	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$34,577	$—	$—	$34,577
Mortgage servicing rights held for sale	780	—	—	780
Nonperforming loans	9,426	120	9,306	—
Other real estate owned	1,372	—	1,372	—
Assets held for sale	2,842	—	2,842	—

	December 31, 2020
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$35,567	$—	$35,567	$—
Mortgage-backed securities - agency	344,577	—	344,577	—
Mortgage-backed securities - non-agency	20,744	—	20,744	—
State and municipal securities	129,765	—	129,765	—
Corporate securities	146,058	—	145,099	959
Equity securities	9,424	9,424	—	—
Loans held for sale	138,090	—	138,090	—
Derivative assets	3,423	—	3,423	—
Total	$827,648	$9,424	$817,265	$959
Liabilities
Derivative liabilities	$1,112	$—	$1,112	$—
Total	$1,112	$—	$1,112	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$39,276	$—	$—	$39,276
Mortgage servicing rights held for sale	878	—	—	878
Nonperforming loans	13,333	—	12,054	1,279
Other real estate owned	20,247	—	20,247	—
Assets held for sale	4,157	—	4,157	—
    The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$959	$925	$959	$955
Total realized in earnings (1)	4	5	6	8
Total unrealized in other comprehensive income (2)	49	(4)	49	(34)
Net settlements (principal and interest)	(4)	(5)	(6)	(8)
Balance, end of period	$1,008	$921	$1,008	$921
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2021
Corporate securities	$1,008	Consensus pricing	Net market price	0.0% - 5.1% (2.6)%

December 31, 2020
Corporate securities	$959	Consensus pricing	Net market price	(2.0)% - 4.9% (2.0)%
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Loan servicing rights	$1,148	$107	$2,423	$8,575
Mortgage servicing rights held for sale	143	391	143	887
Nonperforming loans	4,295	3,295	6,272	16,214
Other real estate owned	314	652	417	1,257
Assets held for sale	—	60	—	206
Total losses on assets measured on a nonrecurring basis	$5,900	$4,505	$9,255	$27,139

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at June 30, 2021 and December 31, 2020:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2021
Loan servicing rights:
Commercial MSR	$34,255	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.20%)
			Discount rate	10.00% - 27.00% (11.54%)

SBA servicing rights	845	Discounted cash flow	Prepayment speed	12.65% - 14.20% (13.01%)
			Discount rate	10.00% - 12.00% (11.00%)

MSR held for sale	780	Discounted cash flow	Prepayment speed	14.28% -30.42% (17.46%)
			Discount rate	9.00% - 11.50% (10.13%)

December 31, 2020
Loan servicing rights:
Commercial MSR	$38,322	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.18%)
			Discount rate	10.00% - 27.00% (11.48%)

SBA servicing rights	954	Discounted cash flow	Prepayment speed	12.01% - 12.52% (12.25%)
			Discount rate	No range (11.00%)

MSR held for sale	878	Discounted cash flow	Prepayment speed	14.40% - 26.28% (20.34%)
			Discount rate	9.00% - 11.50% (10.13%)

Other:
Nonperforming loans	1,279	Fair value of collateral	Discount for type of property,	5.76% - 6.43% (6.14%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$—	$—	$—	$126,123	$67	$126,056
Residential loans held for sale	12,187	717	11,470	11,967	743	11,224
Total loans held for sale	$12,187	$717	$11,470	$138,090	$810	$137,280

The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Commercial loans held for sale	$(23)	$276	$(67)	$118
Residential loans held for sale	320	414	(63)	669
Total loans held for sale	$297	$690	$(130)	$787
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$418,782	$418,782	$418,782	$—	$—
Federal funds sold	6,318	6,318	6,318	—	—
Loans, net	4,777,202	4,878,116	—	—	4,878,116
Accrued interest receivable	22,623	22,623	—	22,623	—

Liabilities
Deposits	$5,196,351	$5,201,056	$—	$5,201,056	$—
Short-term borrowings	75,985	75,985	—	75,985	—
FHLB and other borrowings	440,171	456,971	—	456,971	—
Subordinated debt	138,906	148,763	—	148,763	—
Trust preferred debentures	49,094	54,984	—	54,984	—

	December 31, 2020
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$337,080	$337,080	$337,080	$—	$—
Federal funds sold	4,560	4,560	4,560	—	—
Loans, net	5,042,888	5,006,223	—	—	5,006,223
Accrued interest receivable	23,545	23,545	—	23,545	—

Liabilities
Deposits	$5,101,016	$5,108,360	$—	$5,108,360	$—
Short-term borrowings	68,957	68,957	—	68,957	—
FHLB and other borrowings	779,171	807,493	—	807,493	—
Subordinated debt	169,795	176,504	—	176,504	—
Trust preferred debentures	48,814	50,165	—	50,165	—

In accordance with our adoption of ASU 2016-1 in 2019, the methods utilized to measure fair value of financial instruments at June 30, 2021 and December 31, 2020 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 17 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The spread of the COVID-19 virus had an impact on our operations as of June 30, 2021 and December 31, 2020, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic, and governmental policy responses, caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. If these effects worsen, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$897,556	$894,212
Financial guarantees – standby letters of credit	13,637	15,889
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2021 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and six months ended June 30, 2021 and 2020. The liability for unresolved repurchase demands totaled $0.2 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively.
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

Selected business segment financial information for the three and six months ended June 30, 2021 and 2020 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended June 30, 2021
Net interest income (expense)	$52,908	$—	$(2,798)	$50,110
Provision for credit losses	(455)	—	—	(455)
Noninterest income	10,868	6,529	20	17,417
Noninterest expense	45,084	4,164	(307)	48,941
Income (loss) before income taxes (benefit)	19,147	2,365	(2,471)	19,041
Income taxes (benefit)	(913)	663	(833)	(1,083)
Net income (loss)	$20,060	$1,702	$(1,638)	$20,124
Total assets	$6,644,648	$29,160	$(43,798)	$6,630,010

Six Months Ended June 30, 2021
Net interest income (expense)	$107,626	$—	$(5,648)	$101,978
Provision for credit losses	3,110	—	—	3,110
Noninterest income	19,732	12,460	41	32,233
Noninterest expense	80,600	8,165	(745)	88,020
Income (loss) before income taxes (benefit)	43,648	4,295	(4,862)	43,081
Income taxes (benefit)	4,876	1,203	(1,660)	4,419
Net income (loss)	$38,772	$3,092	$(3,202)	$38,662
Total assets	$6,644,648	$29,160	$(43,798)	$6,630,010

Three Months Ended June 30, 2020
Net interest income (expense)	$52,050	$—	$(3,061)	$48,989
Provision for credit losses	10,997	—	—	10,997
Noninterest income	10,347	5,698	3,351	19,396
Noninterest expense	36,363	3,442	1,590	41,395
Income (loss) before income taxes (benefit)	15,037	2,256	(1,300)	15,993
Income taxes (benefit)	3,743	205	(524)	3,424
Net income (loss)	$11,294	$2,051	$(776)	$12,569
Total assets	$6,564,017	$22,255	$58,226	$6,644,498

Six Months Ended June 30, 2020
Net interest income (expense)	$101,977	$—	$(6,337)	$95,640
Provision for credit losses	22,575	—	—	22,575
Noninterest income	20,560	11,375	(3,941)	27,994
Noninterest expense	72,428	7,055	3,578	83,061
Income (loss) before income taxes (benefit)	27,534	4,320	(13,856)	17,998
Income taxes (benefit)	7,652	410	(4,182)	3,880
Net income (loss)	$19,882	$3,910	$(9,674)	$14,118
Total assets	$6,564,017	$22,255	$58,226	$6,644,498

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$4,971	$4,273	$9,430	$8,482
Investment advisory fees	423	495	876	1,024
Investment brokerage fees	485	317	886	712
Other	650	613	1,268	1,157
Service charges on deposit accounts:
Nonsufficient fund fees	1,202	961	2,343	2,827
Other	714	745	1,399	1,535
Interchange revenues	3,797	3,013	7,172	5,846
Other income:
Merchant services revenue	396	304	733	655
Other	1,418	929	2,209	1,867
Noninterest income - out-of-scope of Topic 606	3,361	7,746	5,917	3,889
Total noninterest income	$17,417	$19,396	$32,233	$27,994
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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including the effects of the COVID-19 pandemic and its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates and other general economic, business and political conditions; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; developments and uncertainty related to the future use and availability of some reference rates, such as London Inter-Bank Offered Rate ("LIBOR"), as well as other alternative reference rates, and the adoption of a substitute; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Significant Developments and Transactions
Each item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2021 and 2020, and our financial condition as of June 30, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2021 and 2020, and may continue to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods.
Effects on Our Business. The COVID-19 pandemic, federal. state and local government responses to the pandemic, and the effects of the existing and future variants of the disease, including the Delta variant, have had and will continue to have a significant impact on our business. In particular, a significant portion of the Bank’s borrowers in the hotel, restaurant, ground transportation, long-term healthcare and retail industries have endured significant economic distress, which has adversely affected their ability to repay existing indebtedness and adversely impacted the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our equipment leasing business and loan portfolio, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans.
Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•The Bank has granted requests for payment deferrals on loans related to the impact of COVID-19 on such borrowers. At June 30, 2021, loans totaling $107.3 million are currently on deferral, the majority of which are for principal and interest for a period of 90 days. Deferrals of $39.4 million related to the hotel and motel industry and $30.0 million related to transit and ground transportation accounted for 65% of our deferrals at June 30, 2021. Loan deferrals decreased from $219.1 million, or 4.5% of total loans, at March 31, 2021 to $107.3 million, or 2.2% of total loans, at June 30, 2021. We are continuing to work with our customers to address their specific needs.
•The Bank participated as a lender in the PPP and began taking applications on the first day of the program. We funded $416.9 million in PPP loans since its inception, and at June 30, 2021, we had $146.7 million of PPP loans outstanding to 1,698 customers. Income recognized on PPP loans totaled $2.4 million, including net deferred fee accretion of $1.9 million, in the three months ended June 30, 2021 compared to income of $1.5 million, including net deferred fee accretion of $0.9 million, in the three months ended June 30, 2020. The resulting PPP portfolio yield was 5.00% and 3.13% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, income recognized on PPP loans totaled $5.0 million, including net deferred fee accretion of $4.1 million, compared to income of $1.5 million, including net deferred fee accretion of $0.9 million, in the six months ended June 30, 2020. The resulting PPP portfolio yield was 5.31% and 3.13% for the six months ended June 30, 2021 and 2020, respectively.

Tax Settlement. On June 29, 2021, the Company announced the settlement of a prior tax issue related to the treatment of gains recognized on FDIC-assisted transactions that resulted in a $6.75 million tax benefit that was recognized in the second quarter of 2021. The Company also recognized approximately $3.6 million in consulting and legal expenses related to the settlement of the tax issue, resulting in an after-tax gain of approximately $2.9 million.
FHLB Advance Prepayments. On June 24, 2021, the Company pre-paid an $85.0 million longer term FHLB advance with an interest rate of 2.54% and a maturity date of May 1, 2023. As a result, we paid a prepayment fee of $3.7 million in the second quarter of 2021.
Redemption of Subordinated Notes. On June 18, 2021, the Company redeemed all of its outstanding fixed-to-floating rate subordinated notes due June 18, 2025, having an aggregate principal amount of $31.1 million, in accordance with the terms of the notes. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The interest rate on the subordinated notes was 4.54%.
Recent Acquisitions. On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust, a trust company based in Chicago, Illinois, with approximately $400 million in assets under management. The transaction increased the size of Midland’s wealth management business to approximately $4.1 billion in assets under administration, as of June 30, 2021, and 90 financial professionals.
Branch Network Optimization Plan. The Company closed 13 branches, or 20% of its branch network, and vacated approximately 23,000 square feet of corporate office space between September 3, 2020 and December 31, 2020. The Company estimates that the branch and corporate office reductions will result in annual cost savings of approximately $5.0 million beginning on January 1, 2021. Additionally, the Company plans to renovate and upgrade five other branches to reduce the size of and better utilize those facilities to serve retail and commercial customers. These renovations and upgrades are expected to cost approximately $4.0 million. The Company estimates that these renovations and upgrades will result in annual cost savings of approximately $1.0 million beginning in 2022. We had $2.8 million of facility-related assets classified as held for sale in other assets on the consolidated balance sheet at June 30, 2021.
Sale of Commercial FHA Origination Platform. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service the commercial FHA servicing portfolio of approximately $3.15 billion as of June 30, 2021.
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Our reported net interest margin for the three months ended June 30, 2021 and 2020 was 3.29% and 3.32%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.3 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, increasing the reported net interest margin by 9 basis points and 12 basis points for each respective period.

The reported net interest margin for the six months ended June 30, 2021 and 2020 was 3.37% and 3.40%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $2.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively, increasing the reported net interest margin by 8 basis points and 14 basis points for each respective period.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Income Statement Data:
Interest income	$58,397	$60,548	$118,900	$121,862
Interest expense	8,287	11,559	16,922	26,222
Net interest income	50,110	48,989	101,978	95,640
Provision for credit losses	(455)	10,997	3,110	22,575
Noninterest income	17,417	19,396	32,233	27,994
Noninterest expense	48,941	41,395	88,020	83,061
Income before income taxes	19,041	15,993	43,081	17,998
Income taxes	(1,083)	3,424	4,419	3,880
Net income	$20,124	$12,569	$38,662	$14,118
Basic earnings per common share	$0.88	$0.53	$1.70	$0.59
Diluted earnings per common share	$0.88	$0.53	$1.69	$0.58
During the three months ended June 30, 2021, we generated net income of $20.1 million, or diluted earnings per common share of $0.88, compared to net income of $12.6 million, or diluted earnings per common share of $0.53 in the three months ended June 30, 2020. Earnings for the second quarter of 2021 compared to the second quarter of 2020 increased primarily due to a $1.1 million increase in net interest income, an $11.5 million decrease in provision for credit losses and a $4.5 million decrease in income tax expense. These results were partially offset by a $2.0 million decrease in noninterest income and a $7.5 million increase in noninterest expense.
During the six months ended June 30, 2021, we generated net income of $38.7 million, or diluted earnings per common share of $1.69, compared to net income of $14.1 million, or diluted earnings per common share of $0.58 in the six months ended June 30, 2020. Earnings for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased primarily due to a $6.3 million increase in net interest income, a $19.5 million decrease in provision for credit losses and a $4.2 million increase in noninterest income. These results were partially offset by a $5.0 million increase in noninterest expense and a $0.5 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2021 and 2020.
As described above, one of the factors that impacts net interest income is interest rate fluctuations. In response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. This significant decrease impacted net interest income in the 2020 and 2021 periods.
During the three months ended June 30, 2021, net interest income, on a tax-equivalent basis, increased to $50.5 million compared to $49.4 million for the three months ended June 30, 2020. The tax-equivalent net interest margin decreased to 3.29% for the second quarter of 2021 compared to 3.32% in the second quarter of 2020.

During the six months ended June 30, 2021, net interest income, on a tax-equivalent basis, increased to $102.7 million with a tax-equivalent net interest margin of 3.37% compared to net interest income, on a tax-equivalent basis, of $96.6 million and a tax-equivalent net interest margin of 3.40% for the six months ended June 30, 2020.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2021			2020
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$509,886	$142	0.11%	$489,941	$172	0.14%
Investment securities:
Taxable investment securities	610,830	3,451	2.26	536,851	3,872	2.89
Investment securities exempt from federal income tax (1)	123,632	1,004	3.25	113,505	1,091	3.85
Total securities	734,462	4,455	2.43	650,356	4,963	3.05
Loans:
Loans (2)	4,743,098	52,490	4.44	4,595,886	53,173	4.65
Loans exempt from federal income tax (1)	83,136	823	3.97	100,402	994	3.98
Total loans	4,826,234	53,313	4.43	4,696,288	54,167	4.64
Loans held for sale	36,299	261	2.88	99,169	1,004	4.07
Nonmarketable equity securities	49,388	609	4.94	50,661	680	5.40
Total interest-earning assets	6,156,269	58,780	3.83	5,986,415	60,986	4.10
Noninterest-earning assets	589,336			619,411
Total assets	$6,745,605			$6,605,826
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,397,644	$658	0.11%	$2,336,876	$2,085	0.36%
Savings deposits	666,000	51	0.03	570,096	34	0.02
Time deposits	723,232	2,165	1.20	721,499	3,296	1.84
Brokered deposits	28,303	118	1.67	22,935	144	2.52
Total interest-bearing deposits	3,815,179	2,992	0.31	3,651,406	5,559	0.61
Short-term borrowings	65,727	20	0.12	59,103	28	0.19
FHLB advances and other borrowings	519,490	2,470	1.91	692,470	2,905	1.69
Subordinated debt	165,155	2,316	5.61	169,560	2,481	5.85
Trust preferred debentures	49,026	489	4.00	48,487	586	4.86
Total interest-bearing liabilities	4,614,577	8,287	0.72	4,621,026	11,559	1.01
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,411,428			1,280,983
Other noninterest-bearing liabilities	78,521			71,853
Total noninterest-bearing liabilities	1,489,949			1,352,836
Shareholders’ equity	641,079			631,964
Total liabilities and shareholders’ equity	$6,745,605			$6,605,826
Net interest income / net interest margin (3)		$50,493	3.29%		$49,427	3.32%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $383,000 and $438,000 for the three months ended June 30, 2021 and 2020, respectively.
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

	Six Months Ended June 30,
	2021			2020
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$430,415	$238	0.11%	$413,896	$1,234	0.60%
Investment securities:
Taxable investment securities	586,640	6,731	2.29	536,873	7,966	2.97
Investment securities exempt from federal income tax (1)	120,842	1,993	3.30	119,530	2,341	3.92
Total securities	707,482	8,724	2.47	656,403	10,307	3.14
Loans:
Loans (2)	4,823,745	107,044	4.48	4,439,357	106,712	4.83
Loans exempt from federal income tax (1)	85,312	1,671	3.95	100,890	2,052	4.09
Total loans	4,909,057	108,715	4.47	4,540,247	108,764	4.82
Loans held for sale	50,752	703	2.79	59,506	1,195	4.04
Nonmarketable equity securities	52,644	1,289	4.94	47,893	1,285	5.40
Total interest-earning assets	6,150,350	119,669	3.92	5,717,945	122,785	4.32
Noninterest-earning assets	595,641			622,003
Total assets	$6,745,991			$6,339,948
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,400,540	$1,321	0.11%	$2,264,085	$5,880	0.52%
Savings deposits	643,190	89	0.03	548,045	164	0.06
Time deposits	702,405	4,513	1.30	762,748	7,554	1.99
Brokered deposits	40,168	252	1.26	25,582	323	2.54
Total interest-bearing deposits	3,786,303	6,175	0.33	3,600,460	13,921	0.78
Short-term borrowings	70,608	44	0.13	57,359	129	0.45
FHLB advances and other borrowings	568,226	5,040	1.79	612,602	5,872	1.93
Subordinated debt	167,486	4,683	5.59	169,793	4,990	5.88
Trust preferred debentures	48,958	980	4.04	48,422	1,310	5.44
Total interest-bearing liabilities	4,641,581	16,922	0.74	4,488,636	26,222	1.17
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,391,129			1,133,581
Other noninterest-bearing liabilities	80,366			75,398
Total noninterest-bearing liabilities	1,471,495			1,208,979
Shareholders’ equity	632,915			642,333
Total liabilities and shareholders’ equity	$6,745,991			$6,339,948
Net interest income / net interest margin (3)		$102,747	3.37%		$96,563	3.40%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $769,000 and $923,000 for the six months ended June 30, 2021 and 2020, respectively.
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
Interest Rates and Operating Interest Differential. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes that are not due solely to volume or rate have been allocated proportionally to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020			Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$6	$(36)	$(30)	$27	$(1,023)	$(996)
Investment securities:
Taxable investment securities	476	(897)	(421)	655	(1,890)	(1,235)
Investment securities exempt from federal income tax	90	(177)	(87)	24	(372)	(348)
Total securities	566	(1,074)	(508)	679	(2,262)	(1,583)
Loans:
Loans	1,741	(2,424)	(683)	8,724	(8,392)	332
Loans exempt from federal income tax	(170)	(1)	(171)	(313)	(68)	(381)
Total loans	1,571	(2,425)	(854)	8,411	(8,460)	(49)
Loans held for sale	(544)	(199)	(743)	(150)	(342)	(492)
Nonmarketable equity securities	(15)	(56)	(71)	120	(116)	4
Total interest-earning assets	$1,584	$(3,790)	$(2,206)	$9,087	$(12,203)	$(3,116)
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$38	$(1,465)	$(1,427)	$206	$(4,765)	$(4,559)
Savings deposits	7	10	17	21	(96)	(75)
Time deposits	11	(1,142)	(1,131)	(502)	(2,539)	(3,041)
Brokered deposits	28	(54)	(26)	137	(208)	(71)
Total interest-bearing deposits	84	(2,651)	(2,567)	(138)	(7,608)	(7,746)
Short-term borrowings	3	(11)	(8)	19	(104)	(85)
FHLB advances and other borrowings	(771)	336	(435)	(417)	(415)	(832)
Subordinated debt	(63)	(102)	(165)	(66)	(241)	(307)
Trust preferred debentures	7	(104)	(97)	11	(341)	(330)
Total interest-bearing liabilities	$(740)	$(2,532)	$(3,272)	$(591)	$(8,709)	$(9,300)
Net interest income	$2,324	$(1,258)	$1,066	$9,678	$(3,494)	$6,184
    Interest Income. Interest income, on a tax-equivalent basis, decreased $2.2 million to $58.8 million in the three months ended June 30, 2021 as compared to the same quarter in 2020 primarily due to a decrease in the yields on all earning asset categories. The yield on earning assets decreased 27 basis points to 3.83% from 4.10%, primarily due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $1.3 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively.
Average earning assets increased to $6.16 billion in the second quarter of 2021 from $5.99 billion in the same quarter in 2020. Increases in average loans and investment securities of $129.9 million and $84.1 million, respectively, partially offset by a decrease in loans held for sale of $62.9 million, accounted for the majority of the $169.9 million increase in average earning assets. Average commercial loans and consumer loans increased $99.6 million and $132.8 million, respectively, in the second quarter of 2021 compared to the second quarter of 2020. These increases were partially offset by payoffs and repayments in the residential real estate portfolio. Included in commercial loans are HUD warehouse lines and PPP loans. Increases in HUD warehouse lines accounted for $66.5 million of the increase in average commercial loan balances. PPP loan balances averaged $195.7 million in second quarter of 2021 and generated income of $2.4 million in this period, including net deferred fee accretion of $1.9 million. The PPP loan portfolio yield was 5.00% for the three months ended June 30, 2021. In the second quarter of 2020, the PPP loan portfolio averaged $187.8 million, generated income of $1.5 million, including net deferred fee accretion of $0.9 million, and yielded 3.13%. Average consumer loan balances increased primarily as a result of our relationship with GreenSky.
For the six months ended June 30, 2021, interest income, on a tax-equivalent basis, decreased $3.1 million to $119.7 million as compared to the same period in 2020, primarily due to a decrease in the yields on all earning asset categories. The yield on earning assets decreased 40 basis points to 3.92% from 4.32%, primarily due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $2.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.
Average earning assets increased to $6.15 billion in the first six months of 2021 from $5.72 billion in the same period in 2020. Increases in average loans and investment securities of $368.8 million and $51.1 million, respectively, accounted for the majority of the $432.4 million increase in average earning assets. Average commercial loans and consumer loans increased $334.7 million and $148.1 million, respectively, for the six months ended June 30, 2021 compared to the same period of 2020. These increases were partially offset by payoffs and repayments in the residential real estate portfolio. Increases in HUD warehouse lines and PPP loans accounted for $98.6 million and $96.9 million, respectively, of the increase in average commercial loan balances. PPP loan balances averaged $191.3 million in the six months ended June 30, 2021 and generated income of $5.0 million, including net deferred fee accretion of $4.1 million. The PPP loan portfolio yield was 5.31% for the six months ended June 30, 2021. For the six months ended June 30, 2020, the PPP loan portfolio averaged $94.4 million, generated income of $1.5 million, including net deferred fee accretion of $0.9 million, and yielded 3.13%.
Interest Expense. Interest expense decreased $3.3 million to $8.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The cost of interest-bearing liabilities decreased to 0.72% for the second quarter of 2021 compared to 1.01% for the second quarter of 2020 primarily due to lower rates as a result of the Federal Reserve Bank's reduction in the federal funds target rates.
Interest expense on deposits decreased $2.6 million to $3.0 million for the three months ended June 30, 2021 from the comparable period in 2020. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $163.8 million, or 4.5%, to $3.82 billion for the three months ended June 30, 2021 compared to the same period one year earlier. The increase in volume was attributable to an increase of $58.3 million from our Insured Cash Sweep product offering and from commercial customers due to PPP-related fund inflows.

For the six month period ended June 30, 2021, interest expense decreased $9.3 million to $16.9 million compared to the six months ended June 30, 2020. The cost of interest-bearing liabilities decreased to 0.74% for the first six months of 2021 compared to 1.17% for the same period of 2020. Interest expense on deposits decreased to $6.2 million from $13.9 million for the comparable period in 2020, primarily due to a decrease in interest rates on deposits.

Interest expense on FHLB advances and other borrowings decreased $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively, from the comparable periods in 2020. The Company repaid FHLB advances totaling $200.0 million in accordance with contract terms and prepaid a $50.0 million FHLB advance in the first quarter of 2021, and prepaid an $85.0 million longer term FHLB advance in the second quarter of 2021.

Interest expense on subordinated debt decreased $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, from the comparable periods in 2020 primarily due to the redemption of $31.1 million of subordinated debt on June 18, 2021. The interest rate on the redeemed subordinated notes was 4.54%, equating to approximately $1.4 million of annual interest expense.
Provision for Credit Losses. The Company's provision for credit losses was a benefit of $0.5 million for the three months ended June 30, 2021. No provision for credit losses on loans was recorded in the quarter, while negative provision expenses of $0.3 million and $0.2 million were recorded for credit losses related to unfunded loan commitments and investment securities, respectively. Provision expense for the three months ended June 30, 2020 totaled $11.0 million for the three months ended June 30, 2020, with $11.6 million attributable to loans and a $0.7 million benefit attributable to unfunded commitments. For the six months ended June 30, 2021 and 2020, the Company recorded provision expense of $3.1 million and $22.6 million, respectively. The decrease in the provision for credit losses for the three and six months ended June 30, 2021 compared to prior year periods was primarily due to favorable changes in the mix of our loan portfolio and improved economic forecasts as a result of increasing vaccination rates and the lifting of restrictions on businesses by states and municipalities.
The provision for credit losses on loans made during the three and six months ended June 30, 2021 were made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2021	2020		2021	2020
Noninterest income:
Wealth management revenue	$6,529	$5,698	$831	$12,460	$11,375	$1,085
Commercial FHA revenue	342	3,414	(3,072)	634	4,681	(4,047)
Residential mortgage banking revenue	1,562	2,723	(1,161)	3,136	4,478	(1,342)
Service charges on deposit accounts	1,916	1,706	210	3,742	4,362	(620)
Interchange revenue	3,797	3,013	784	7,172	5,846	1,326
Gain on sales of investment securities, net	377	—	377	377	—	377
Impairment on commercial mortgage servicing rights	(1,148)	(107)	(1,041)	(2,423)	(8,575)	6,152
Company-owned life insurance	863	892	(29)	1,723	1,792	(69)
Other income	3,179	2,057	1,122	5,412	4,035	1,377
Total noninterest income	$17,417	$19,396	$(1,979)	$32,233	$27,994	$4,239
Wealth management revenue. Income from our wealth management business increased $0.8 million and $1.1 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. Assets under administration increased to $4.08 billion at June 30, 2021 from $3.25 billion at June 30, 2020, primarily due to the addition of $399.7 million of assets under administration from the acquisition of ATG Trust at June 1, 2021 and an increase in the market performance as a result of the economic recovery between the two periods.
Commercial FHA revenue. Commercial FHA revenue decreased $3.1 million and $4.0 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decline in revenue was attributable to the sale of the loan origination platform in August 2020, resulting in a decline in interest rate locks.
Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended June 30, 2021 decreased to $1.6 million, compared to $2.7 million for the same period in 2020, primarily attributable to a decrease in production. Loans originated in the second quarter of 2021 totaled $61.2 million, with 49% representing refinance transactions versus purchase transactions, compared to loans originated during the same period one year prior, which totaled $101.0 million, with 65% representing refinance transactions.
For the six months ended June 30, 2021, residential mortgage banking revenue totaled $3.1 million, compared to $4.5 million for the same period in 2020. Loans originated in the first half of 2021 totaled $139.7 million, with 60% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $147.2 million, with 60% representing refinance transactions.
Service charges on deposit accounts. Service charges on deposit accounts were $1.9 million for the three months ended June 30, 2021, an increase of $0.2 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, service charges on deposits totaled $3.7 million, a decline of $0.6 million from the comparable period of 2020. Decreased business activities as a result of COVID-19 led to lower levels of service charges revenue in 2020. As a result of increasing vaccination rates and states and municipalities lifting restrictions on businesses in 2021, business activity is increasing, resulting in increasing service charges revenue.
Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $1.1 million and $2.4 million for the three and six months ended June 30, 2021, respectively. The impairment resulted from loan prepayments as borrowers refinanced their loans in the current low interest rate environment. Loans serviced for others totaled $3.15 billion and $3.94 billion at June 30, 2021 and 2020, respectively.
Other Income. Other income increased $1.1 million and $1.4 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The Company recognized a gain of $0.5 million on the sale of OREO in the second quarter of 2021 and $0.3 million of income on the termination of a hedged interest rate swap in the first quarter of 2021.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2021	2020		2021	2020
Noninterest expense:
Salaries and employee benefits	$22,071	$20,740	$1,331	$42,599	$41,803	$796
Occupancy and equipment	3,796	4,286	(490)	7,736	9,155	(1,419)
Data processing	6,288	5,458	830	12,281	10,935	1,346
Professional	5,549	1,606	3,943	7,734	3,461	4,273
Marketing	700	794	(94)	1,177	1,775	(598)
Communications	824	946	(122)	1,646	2,236	(590)
Amortization of intangible assets	1,470	1,629	(159)	2,985	3,391	(406)
FHLB advances prepayment fees	3,669	—	3,669	3,677	—	3,677
Other expense	4,574	5,936	(1,362)	8,185	10,305	(2,120)
Total noninterest expense	$48,941	$41,395	$7,546	$88,020	$83,061	$4,959
    Salaries and employee benefits. For the three and six months ended June 30, 2021, salaries and employee benefits expense increased $1.3 million and $0.8 million, respectively, as compared to the same periods in 2020, primarily due to higher incentive and bonus expense in 2021. The Company employed 914 employees at June 30, 2021 compared to 1,010 employees at June 30, 2020. The reduction in staff was primarily due to the sale of our commercial FHA loan origination platform in August 2020 and the closure of 13 banking facilities in December 2020.
Occupancy and equipment expense. For the three and six months ended June 30, 2021, occupancy and equipment expense decreased $0.5 million and $1.4 million, respectively, as compared to the same periods in 2020. In the third quarter of 2020, we vacated the Love Funding offices as a result of the sale of the commercial FHA loan origination platform, and in December 2020, we closed 13 branches and vacated approximately 23,000 square feet of corporate office space. At June 30, 2021, the Company operated 52 full-service banking centers compared to 65 banking centers at June 30, 2020.
Data processing fees. The $0.8 million and $1.3 million increases in data processing fees for the three and six months ended June 30, 2021, as compared to the same periods in 2020, respectively, were primarily the result of our continuing investments in technology to better serve our growing customer base.
Professional fees. For the three and six months ended June 30, 2021, professional fees increased $3.9 million and $4.3 million, respectively, as compared to the same periods in 2020. The increases were primarily the result of $3.6 million of consulting and legal expenses incurred related to the settlement of a tax issue, as previously discussed. Increased business activity, including recruiting expenses, and legal expenses related to the purchase of assets from ATG Trust also contributed to the increased fees in 2021.
Marketing Expense. Marketing expense decreased $0.6 million during the six months ended June 30, 2021, as compared to the same period in 2020. The Company utilized more efficient marketing channels in 2021 compared to 2020. In addition, in early 2020 as the pandemic was starting to impact the communities we serve, the Company provided increased financial support to organizations in those markets in the first quarter of 2020.
Communication expense. For the three and six months ended June 30, 2021, communication expense decreased $0.1 million and $0.6 million, respectively, as compared to the same periods in 2020.The decreases were primarily due to the decrease in the number of banking center offices along with the continued standardization and optimization of services throughout our footprint.
Other expense. For the three and six months ended June 30, 2021, other expense decreased $1.4 million and $2.1 million, respectively, as compared to the same periods in 2020. The Company incurred higher expenses in the first six months of 2020 compared to 2021 related to impairment charges on closed facilities and mortgage servicing rights held for sale, OREO expenses, and travel, training and business development expenses. Travel, training and business development expenses increased in the three months ended June 30, 2021 as the businesses continue to reopen and business activities increase.
Income Tax Expense. Income tax expense was a benefit of $1.1 million for the three months ended June 30, 2021 compared to an expense of $3.4 million for the three months ended June 30, 2020. The Company's income tax expense benefited from $6.75 million in settlements related to the treatment of gains recognized on FDIC-assisted transactions. For the six months ended June 30, 2021 and 2020, income tax expense was $4.4 million and $3.9 million, respectively. The effective tax rate was 10.3% for the first half of 2021 compared to 21.6% for the comparable period in 2020.
Financial Condition
Assets. Total assets decreased to $6.63 billion at June 30, 2021, as compared to $6.87 billion at December 31, 2020.
Loans. The loan portfolio is the largest category of our assets. At June 30, 2021, total loans were $4.84 billion compared to $5.10 billion at December 31, 2020. The following table shows loans by category as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$1,424,080	29.4%	$1,685,575	33.0%
Commercial real estate	1,540,489	31.9	1,525,973	29.9
Construction and land development	212,508	4.4	172,737	3.4
Total commercial loans	3,177,077	65.7	3,384,285	66.3
Residential real estate	366,612	7.6	442,880	8.7
Consumer	885,016	18.3	866,102	17.0
Lease financing	407,161	8.4	410,064	8.0
Total loans, gross	$4,835,866	100.0	$5,103,331	100.0
Allowance for credit losses on loans	(58,664)		(60,443)
Total loans, net	$4,777,202		$5,042,888
    Total loans decreased $267.5 million to $4.84 billion at June 30, 2021 as compared to December 31, 2020. The decrease was primarily attributable to decreased HUD warehouse line utilization and forgiveness of PPP loans. Advances on our HUD warehouse lines of credit decreased $143.7 million to $129.6 million at June 30, 2021, compared to $273.3 million at December 31, 2020. PPP loans decreased $37.7 million to $146.7 million at June 30, 2021, compared to $184.4 million at December 31, 2020.
Total commercial loans totaled $3.18 billion at June 30, 2021, a decline of $207.2 million from December 31, 2020, due primarily to the decreases in the HUD warehouse line and PPP loan portfolios. Our equipment financing business, which is booked in the commercial loans and lease financing portfolios, showed growth of $10.0 million from December 31, 2020 to June 30, 2021. Consumer loans increased $18.9 million as a result of our relationship with GreenSky. These increases were offset in part by payoffs and repayments in the residential real estate portfolio.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2021:

	June 30, 2021
	Within One Year		One Year to Five Years		After Five Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$90,561	$355,053	$688,385	$98,892	$95,489	$95,700	$1,424,080
Commercial real estate	259,557	104,190	597,239	277,845	115,025	186,633	1,540,489
Construction and land development	17,996	54,720	55,698	67,727	3,542	12,825	212,508
Total commercial loans	368,114	513,963	1,341,322	444,464	214,056	295,158	3,177,077
Residential real estate	3,139	7,993	14,396	27,441	157,786	155,857	366,612
Consumer	6,112	3,078	868,074	6,531	1,221	—	885,016
Lease financing	9,014	—	361,295	—	36,852	—	407,161
Total loans	$386,379	$525,034	$2,585,087	$478,436	$409,915	$451,015	$4,835,866
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans decreased $1.8 million to $58.7 million at June 30, 2021, or 1.21% of total loans. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$14,849	1.04%	$19,851	1.18%
Commercial real estate	30,718	1.99	25,465	1.67
Construction and land development	1,733	0.82	1,433	0.83
Total commercial loans	47,300	1.49	46,749	1.38
Residential real estate	3,683	1.00	3,929	0.89
Consumer	2,292	0.26	2,338	0.27
Lease financing	5,389	1.32	7,427	1.81
Total allowance for credit losses on loans	$58,664	1.21	$60,443	1.18
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

The allowance allocated to commercial loans totaled $14.8 million, or 1.04% of total commercial loans, at June 30, 2021, decreasing $5.1 million from $19.9 million at December 31, 2020. Modeled expected credit losses decreased $5.5 million and qualitative factor ("Q-Factor") adjustments related to commercial loans decreased $1.0 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased from $1.2 million at December 31, 2020 to $2.6 million at June 30, 2021.
The allowance allocated to commercial real estate loans totaled $30.7 million, or 1.99% of total commercial real estate loans, at June 30, 2021, increasing $5.2 million, from $25.5 million, or 1.67% of total commercial real estate loans, at December 31, 2020. Modeled expected credit losses related to commercial real estate loans decreased $2.5 million and Q-Factor adjustments related to commercial real estate loans increased $7.2 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $1.4 million at December 31, 2020 to $2.0 million at June 30, 2021.
The allowance allocated to the lease portfolio totaled $5.4 million, or 1.32% of total commercial leases, at June 30, 2021, decreasing $2.0 million, from $7.4 million, or 1.81% of total commercial leases at December 31, 2020. Modeled expected credit losses related to commercial leases decreased $1.6 million and Q-Factor adjustments related to commercial leases decreased $0.6 million. Specific allocations for commercial leases that were evaluated for expected credit losses on an individual basis increased from $0.2 million at December 31, 2020 to $0.3 million at June 30, 2021.
As previously stated, the overall loan portfolio decreased $267.5 million, or 5.2%, which included a $261.5 million, or 15.5%, decrease in commercial loans partially offset by a $14.5 million, or 1.0%, increase in commercial real estate loans and a $39.8 million, or 23.0%, increase in construction and land development loans. The weighted average risk grade for commercial loans of 4.59 at June 30, 2021, improved from 4.68 at December 31, 2020. Commercial loans graded “special mention” (risk grade 7) decreased $20.2 million while classified commercial loans (risk grade of 8 or 9) increased $5.6 million. The weighted-average risk grade for commercial real estate loans improved slightly to 5.33 at June 30, 2021 from 5.42 at December 31, 2020.
In estimating expected credit losses as of June 30, 2021, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) year over year change in U.S. gross domestic product ranging from 5.2% to 8.7% during 2021; (ii) U.S. unemployment rate improving to 4.4% by the fourth quarter of 2021 with Illinois unemployment rates slightly higher; and (iii) an average 10 year Treasury rate forecasted at 2.01% in the fourth quarter of 2021. These economic metrics forecast an improving economy in 2021.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2021, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 44 basis points of total loans, increasing slightly from 30 basis points at December 31, 2020. The Q-Factor adjustment at June 30, 2021 was based on an expected positive impact associated with changes in loan portfolio attributes, and changes in the volumes and severity of loan delinquencies within commercial loans; and a negative impact from other risk factors associated with our commercial real estate portfolio, particularly the risks related to continued decline in commercial real estate prices, and, to a certain level, changes in the volume and severity of delinquent commercial real estate loans.
Management also made certain other qualitative adjustments for loans within certain industries that are expected to be more significantly impacted by the COVID-19 pandemic. As of December 31, 2020, we provided an additional qualitative adjustment of $2.3 million for our hotel and motel and our transit and ground transportation loan portfolios. This adjustment was estimated based on continued customer requests for loan modifications, and increased slightly to $2.7 million at June 30, 2021.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and six months ended June 30, 2021 and 2020:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$62,687	$38,545	$60,443	$28,028
Charge-offs:
Commercial	2,634	452	3,140	3,850
Commercial real estate	946	1,746	1,719	9,619
Construction and land development	1	62	272	74
Residential real estate	141	7	251	395
Consumer	218	366	460	964
Lease financing	516	838	769	1,786
Total charge-offs	4,456	3,471	6,611	16,688
Recoveries:
Commercial	139	36	154	41
Commercial real estate	11	71	13	85
Construction and land development	81	5	147	64
Residential real estate	20	46	114	90
Consumer	155	183	277	374
Lease financing	27	68	177	137
Total recoveries	433	409	882	791
Net charge-offs	4,023	3,062	5,729	15,897
Provision for credit losses on loans	—	11,610	3,950	22,179
Impact of Adopting ASC 326	—	—	—	12,783
Balance, end of period	$58,664	$47,093	$58,664	$47,093
Gross loans, end of period	$4,835,866	$4,839,423	$4,835,866	$4,839,423
Average total loans	$4,826,234	$4,696,288	$4,909,057	$4,540,247
Net charge-offs to average loans	0.33%	0.26%	0.24%	0.70%
Allowance to total loans	1.21%	0.97%	1.21%	0.97%
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
Net charge-offs for the three months ended June 30, 2021 totaled $4.0 million, compared to $3.1 million for the same period one year ago. For the six months ended June 30, 2021, net charge-offs totaled $5.7 million, compared to $15.9 million for the same period one year ago. Approximately $10.2 million of the net charge-offs in the first quarter of 2020 were related to three loans that had been on non-performing status with specific reserves held against them for at least one year. These charge-offs were unrelated to the impact of the COVID-19 pandemic.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of June 30, 2021 and

December 31, 2020. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming loans:
Commercial	$14,971	$7,995
Commercial real estate	30,147	27,269
Construction and land development	1,337	2,863
Residential real estate	11,342	13,030
Consumer	264	303
Lease financing	3,302	2,610
Total nonperforming loans	61,363	54,070
Other real estate owned and other repossessed assets	15,563	21,362
Nonperforming assets	$76,926	$75,432
Nonperforming loans to total loans	1.27%	1.06%
Nonperforming assets to total assets	1.16%	1.10%
Nonperforming loans totaled $61.4 million at June 30, 2021, an increase of $7.3 million from December 31, 2020, primarily as a result of a commercial loan relationship, totaling $7.1 million, that was transferred to nonaccrual in the second quarter of 2021.
We did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2021 or 2020 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2020, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $20,000 and $72,000 for the three and six months ended June 30, 2021, respectively, and $9,000 and $29,000 for the comparable periods in 2020, respectively.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2021	$24,250	$27,344	$65,071	$167,218	$4,962	$10,211	$299,056
December 31, 2020	43,890	29,708	83,424	166,769	454	11,176	335,421
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 decreased to $51.6 million as of June 30, 2021, compared to $73.6 million as of December 31, 2020, primarily due to a $9.4 million relationship moving to nonaccrual status and loan paydowns received in the first half of 2021. Commercial real estate loans with a risk rating of 7 or 8 decreased to $232.3 million as of June 30, 2021, compared to $250.2 million as of December 31, 2020, primarily due to downgrades of 3 hotel related relationships totaling $13.8 million.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2021 and December 31, 2020. The book value for investment securities classified as available for sale is equal to fair market value.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$325	—%	$—	—%
U.S. government sponsored entities and U.S. agency securities	53,033	7.1	35,567	5.2
Mortgage-backed securities - agency	310,292	41.5	344,577	50.9
Mortgage-backed securities - non-agency	35,401	4.7	20,744	3.1
State and municipal securities	144,541	19.4	129,765	19.2
Corporate securities	203,733	27.3	146,058	21.6
Total investment securities, available for sale, at fair value	$747,325	100.0%	$676,711	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2021. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	325	—	0.1
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$325	—%	0.1%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$7,851	1.1%	2.6%
Maturing in one to five years	7,251	1.0	1.4
Maturing in five to ten years	37,687	5.0	1.4
Maturing after ten years	244	—	2.4
Total U.S. government sponsored entities and U.S. agency securities	$53,033	7.1%	1.6%

Mortgage-backed securities - agency:
Maturing within one year	$17,927	2.4%	2.3%
Maturing in one to five years	133,774	17.9	2.2
Maturing in five to ten years	109,173	14.6	1.7
Maturing after ten years	49,418	6.6	2.0
Total mortgage-backed securities - agency	$310,292	41.5%	2.0%

Mortgage-backed securities - non-agency:
Maturing within one year	$1,861	0.2%	2.6%
Maturing in one to five years	26,273	3.5	1.9
Maturing in five to ten years	7,267	1.0	2.1
Maturing after ten years	—	—	—
Total mortgage-backed securities - non-agency	$35,401	4.7%	2.0%

State and municipal securities (1):
Maturing within one year	$7,254	1.0%	3.9%
Maturing in one to five years	43,416	5.8	4.0
Maturing in five to ten years	51,516	6.9	3.2
Maturing after ten years	42,355	5.7	2.8
Total state and municipal securities	$144,541	19.4%	3.4%

Corporate securities:
Maturing within one year	$3,070	0.4%	3.7%
Maturing in one to five years	18,394	2.5	2.0
Maturing in five to ten years	182,269	24.4	3.8
Maturing after ten years	—	—	—
Total corporate securities	$203,733	27.3%	3.6%
Total investment securities, available for sale	$747,325	100.0%	2.7%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at June 30, 2021.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$325	$325	$325	$—	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	53,310	53,033	46,158	6,875	—	—	—	—
Mortgage-backed securities - agency	309,838	310,292	2,560	307,732	—	—	—	—
Mortgage-backed securities - non-agency	35,523	35,401	35,401	—	—	—	—	—
State and municipal securities	138,337	144,541	17,653	111,272	5,992	1,600	491	7,533
Corporate securities	201,547	203,733	—	—	71,742	128,143	—	3,848
Total investment securities, available for sale	$738,880	$747,325	$102,097	$425,879	$77,734	$129,743	$491	$11,381
Cash and Cash Equivalents. Cash and cash equivalents increased $83.5 million to $425.1 million at June 30, 2021 compared to December 31, 2020, primarily as a result of stimulus payments and PPP loan proceeds deposited with the Bank.
Loans Held for Sale. Loans held for sale totaled $12.2 million at June 30, 2021, comprised of residential real estate loans, compared to $138.1 million at December 31, 2020, comprised of $126.1 million of commercial real estate and $12.0 million of residential real estate loans. The commercial real estate loans represented modified loans, originated by Love Funding, that were sold into the secondary market.
Liabilities. Total liabilities totaled $5.98 billion at June 30, 2021, as compared to $6.25 billion at December 31, 2020.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $95.3 million to $5.20 billion at June 30, 2021, as compared to December 31, 2020. Retail deposits increased $95.0 million from year end due in large part to customers' receipt of payments from the American Rescue Plan Act of 2021 stimulus package. Commercial deposits increased $120.2 million during the same period, primarily from funds from PPP loan advances. These increases were partially offset by a decrease in servicing deposits. At June 30, 2021, total deposits were comprised 26.3% of noninterest-bearing demand accounts, 59.2% of interest-bearing transaction accounts and 14.5% of time deposits. At June 30, 2021, brokered time deposits totaled $32.0 million, or 0.6% of total deposits, compared to $23.1 million, or 0.5% of total deposits, at December 31, 2020.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
(dollars in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate
Deposits:
Noninterest-bearing demand	$1,411,428	—	$1,280,983	—
Interest-bearing:
Checking	1,604,496	0.12%	1,461,280	0.25%
Money market	793,148	0.09	875,596	0.54
Savings	666,000	0.03	570,096	0.02
Time, less than $250,000	574,570	1.28	612,815	1.82
Time, $250,000 and over	148,662	0.97	108,684	1.93
Time, brokered	28,303	1.67	22,935	2.52
Total interest-bearing	$3,815,179	0.31%	$3,651,406	0.61%
Total deposits	$5,226,607	0.23%	$4,932,389	0.45%
    The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of June 30, 2021:

	Maturity within:
(dollars in thousands)	Three months or less	Three to six months	Six to twelve months	After twelve months	Total
Time, $250,000 and over	$30,241	$22,725	$22,913	$75,239	$151,118
Time, brokered	8,020	769	8,177	15,028	31,994
Total	$38,261	$23,494	$31,090	$90,267	$183,112
    FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $440.2 million and $779.2 million as of June 30, 2021 and December 31, 2020, respectively. The decrease in borrowings was due to FHLB advances totaling $200.0 million being repaid in accordance with contract terms, the prepayment of a $50.0 million FHLB advance in the first quarter of 2021 in conjunction with the termination of an interest rate swap and the prepayment of an $85.0 million longer term FHLB advance in the second quarter of 2021. None of these advances were replaced due to the Company's excess liquidity.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity increased $26.8 million to $648.2 million at June 30, 2021 as compared to December 31, 2020. The Company generated net income of $38.7 million during the first six months of 2021 and issued $2.0 million of common stock related to employee benefit plans. Offsetting these increases to shareholders’ equity were $12.6 million of dividends to common shareholders, $1.2 million in stock repurchases and a decrease in accumulated other comprehensive income of $1.0 million.
On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. On December 2, 2020, the Company announced that the Board had extended the term of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2021, $44.8 million, or 2,538,576 shares of the Company’s common stock, had been repurchased under the program, with approximately $5.2 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $73.1 million and $76.5 million at June 30, 2021 and December 31, 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $60.3 million and $54.4 million at June 30, 2021 and December 31, 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $68.7 million and $68.1 million at June 30, 2021 and December 31, 2020, respectively. There were no outstanding borrowings under these lines at June 30, 2021 and December 31, 2020.
The Company has the option of obtaining additional liquidity by participating in the Facility. Under the Facility, the Company can pledge its PPP loans to the Federal Reserve Bank as collateral for available advances. PPP loans pledged as collateral to secure extensions of credit under the Facility will be valued at the principal amount of the PPP loan. No loans have been pledged to the Facility as of June 30, 2021.
At June 30, 2021, the Company had available federal funds lines of credit totaling $20.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at June 30, 2021, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At June 30, 2021, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at June 30, 2021:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.11%	10.50%	N/A
Midland States Bank	11.98	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.64	8.50	N/A
Midland States Bank	11.06	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.44	7.00	N/A
Midland States Bank	11.06	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	8.00	4.00	N/A
Midland States Bank	9.19	4.00	5.00
(1)Total risk-based capital ratio, Tier 1 risk-based capital ratio and Common equity tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.
Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations at June 30, 2021:

	Payments due
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Deposits without a stated maturity	$4,442,854	$—	$—	$—	$4,442,854
Time deposits	493,616	208,582	51,260	39	753,497
Securities sold under repurchase agreements	75,985	—	—	—	75,985
FHLB advances and other borrowings	50,000	180,000	110,000	100,171	440,171
Operating lease obligations	1,821	3,607	1,700	4,178	11,306
Subordinated debt	—	—	546	138,360	138,906
Trust preferred debentures	—	—	—	49,094	49,094
Total contractual obligations	$5,064,276	$392,189	$163,506	$291,842	$5,911,813
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
NII at risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are our best estimates based on studies conducted by the treasury group. The treasury group uses a data warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to continuously refine assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior, and these assumptions are reviewed periodically.
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

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
June 30, 2021:
Dollar change	$(5,782)	$1,910	$2,993
Percent change	(2.9)%	1.0%	1.5%
December 31, 2020:
Dollar change	$(6,585)	$5,790	$10,376
Percent change	(3.1)%	2.7%	4.9%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for the -100, +100 and +200 basis point scenarios at June 30, 2021.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at June 30, 2021, projects that our earnings exhibit reduced sensitivity to changes in interest rates in all scenarios compared to December 31, 2020.
The following table shows EVE at the dates indicated:

	Economic value of equity sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
June 30, 2021:
Dollar change	$(105,727)	$50,593	$87,902
Percent change	(16.4)%	7.9%	13.7%
December 31, 2020:
Dollar change	$(90,487)	$74,568	$131,224
Percent change	(13.9)%	11.5%	20.2%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
The EVE reported at June 30, 2021 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within board policy limits for the +100 and +200 basis point scenarios at June 30, 2021 and out of compliance for the -100 basis point scenario. The Company is continuing to monitor its compliance with this policy limit..
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2021.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2021	126	$27.74	—	$5,157,488
May 1 - 31, 2021	1,242	28.65	—	5,157,488
June 1 - 30, 2021	—	—	—	5,157,488
Total	1,368	$28.57	—	$5,157,488
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. On December 2, 2020, the Company announced that the Board had extended the expiration date of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2021, $44.8 million, or 2,538,576 shares of the Company’s common stock, had been repurchased under the program, with approximately $5.2 million of remaining repurchase authority.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2021 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: August 5, 2021	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)