Form 10-Q
period 2021-09-30
Midland States Bancorp, Inc.
filed 2021-11-04
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of October 22, 2021, the Registrant had 22,016,336 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$658,173	$337,080
Federal funds sold	4,470	4,560
Cash and cash equivalents	662,643	341,640
Investment securities available for sale, at fair value (allowance for credit losses of $142 and $366 at September 30, 2021 and December 31, 2020, respectively)	890,777	676,711
Equity securities, at fair value	9,542	9,424
Loans	4,915,554	5,103,331
Allowance for credit losses on loans	(55,675)	(60,443)
Total loans, net	4,859,879	5,042,888
Loans held for sale	26,621	138,090
Premises and equipment, net	71,241	74,124
Operating lease right-of-use asset	8,460	9,177
Other real estate owned	11,931	20,247
Nonmarketable equity securities	42,192	56,596
Accrued interest receivable	22,043	23,545
Loan servicing rights, at lower of cost or fair value	30,916	39,276
Goodwill	161,904	161,904
Other intangible assets, net	26,065	28,382
Cash surrender value of life insurance policies	149,146	146,004
Other assets	120,599	100,532
Total assets	$7,093,959	$6,868,540
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,672,901	$1,469,579
Interest-bearing	3,928,475	3,631,437
Total deposits	5,601,376	5,101,016
Short-term borrowings	66,666	68,957
FHLB advances and other borrowings	440,171	779,171
Subordinated debt	138,998	169,795
Trust preferred debentures	49,235	48,814
Operating lease liabilities	10,787	11,958
Other liabilities	128,882	67,438
Total liabilities	6,436,115	6,247,149

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,193,141 and 22,325,471 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	222	223
Capital surplus	450,867	453,410
Retained earnings	195,610	156,327
Accumulated other comprehensive income	11,145	11,431
Total shareholders’ equity	657,844	621,391
Total liabilities and shareholders’ equity	$7,093,959	$6,868,540
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans:
Taxable	$52,699	$54,151	$159,743	$160,863
Tax exempt	615	770	1,935	2,391
Loans held for sale	107	329	810	1,524
Investment securities:
Taxable	3,396	3,424	10,127	11,390
Tax exempt	899	850	2,474	2,699
Nonmarketable equity securities	558	672	1,847	1,957
Federal funds sold and cash investments	216	118	454	1,352
Total interest income	58,490	60,314	177,390	182,176
Interest expense:
Deposits	2,584	4,212	8,759	18,133
Short-term borrowings	21	28	65	157
FHLB advances and other borrowings	1,993	3,220	7,033	9,092
Subordinated debt	2,011	2,365	6,694	7,355
Trust preferred debentures	485	509	1,465	1,819
Total interest expense	7,094	10,334	24,016	36,556
Net interest income	51,396	49,980	153,374	145,620
Provision for credit losses:
Provision for credit losses on loans	—	10,970	3,950	33,149
Provision for credit losses on unfunded commitments	—	577	(800)	846
Provision for other credit losses	(184)	181	(224)	308
Total provision for credit losses	(184)	11,728	2,926	34,303
Net interest income after provision for credit losses	51,580	38,252	150,448	111,317
Noninterest income:
Wealth management revenue	7,175	5,559	19,635	16,934
Commercial FHA revenue	411	926	1,045	5,607
Residential mortgage banking revenue	1,287	3,049	4,423	7,527
Service charges on deposit accounts	2,268	2,092	6,010	6,454
Interchange revenue	3,651	3,283	10,823	9,129
Gain on sales of investment securities, net	160	1,721	537	1,721
Impairment on commercial mortgage servicing rights	(3,037)	(1,418)	(5,460)	(9,993)
Company-owned life insurance	869	897	2,592	2,689
Other income	2,359	2,810	7,771	6,845
Total noninterest income	15,143	18,919	47,376	46,913
Noninterest expense:
Salaries and employee benefits	22,175	21,118	64,774	62,921
Occupancy and equipment	3,701	4,866	11,437	14,021
Data processing	6,495	5,722	18,776	16,657
Professional	1,738	1,861	9,472	5,322
Marketing	860	738	2,037	2,513
Communications	689	916	2,335	3,152
Amortization of intangible assets	1,445	1,557	4,430	4,948
Impairment related to facilities optimization	—	12,651	—	12,857
FHLB advances prepayment fees	—	—	3,677	—
Other expense	4,189	4,472	12,374	14,571
Total noninterest expense	41,292	53,901	129,312	136,962
Income before income taxes	25,431	3,270	68,512	21,268
Income taxes	5,883	3,184	10,302	7,064
Net income	$19,548	$86	$58,210	$14,204
Per common share data:
Basic earnings per common share	$0.86	$0.00	$2.56	$0.59
Diluted earnings per common share	$0.86	$0.00	$2.55	$0.59
Weighted average common shares outstanding	22,520,499	22,937,837	22,544,898	23,567,000
Weighted average diluted common shares outstanding	22,577,880	22,937,837	22,613,972	23,578,518
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$19,548	$86	$58,210	$14,204
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	662	(134)	(5,514)	5,260
Provision for credit loss expense	(184)	181	(224)	308
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(160)	(1,721)	(537)	(1,721)
Income tax effect	(87)	460	1,726	(1,058)
Change in investment securities available for sale, net of tax	231	(1,214)	(4,549)	2,789
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	729	(137)	5,881	(1,120)
Income tax effect	(201)	38	(1,618)	308
Change in cash flow hedges, net of tax	528	(99)	4,263	(812)
Other comprehensive income (loss), net of tax	759	(1,313)	(286)	1,977
Total comprehensive income	$20,307	$(1,227)	$57,924	$16,181
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balances, June 30, 2021	$224	$455,215	$182,361	$10,386	$648,186
Net income	—	—	19,548	—	19,548
Other comprehensive income	—	—	—	759	759
Common dividends declared ($0.28 per share)	—	—	(6,299)	—	(6,299)
Common stock repurchased	(2)	(5,238)	—	—	(5,240)
Share-based compensation expense	—	438	—	—	438
Issuance of common stock under employee benefit plans	—	452	—	—	452
Balances, September 30, 2021	$222	$450,867	$195,610	$11,145	$657,844

Balances, December 31, 2020	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	58,210	—	58,210
Other comprehensive loss	—	—	—	(286)	(286)
Common dividends declared ($0.84 per share)	—	—	(18,927)	—	(18,927)
Common stock repurchased	(3)	(6,445)	—	—	(6,448)
Share-based compensation expense	—	1,424	—	—	1,424
Issuance of common stock under employee benefit plans	2	2,478	—	—	2,480
Balances, September 30, 2021	$222	$450,867	$195,610	$11,145	$657,844

Balances, June 30, 2020	$229	$462,577	$160,051	$10,732	$633,589
Net income	—	—	86	—	86
Other comprehensive loss	—	—	—	(1,313)	(1,313)
Common dividends declared ($0.2675 per share)	—	—	(6,111)	—	(6,111)
Common stock repurchased	(4)	(5,007)	—	—	(5,011)
Share-based compensation expense	—	406	—	—	406
Issuance of common stock under employee benefit plans	1	233	—	—	234
Balances, September 30, 2020	$226	$458,209	$154,026	$9,419	$621,880

Balances, December 31, 2019	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 2)	—	—	(7,172)	—	(7,172)
Balances, January 1, 2020	244	488,305	158,748	7,442	654,739
Net income	—	—	14,204	—	14,204
Other comprehensive income	—	—	—	1,977	1,977
Common dividends declared ($0.8025 per share)	—	—	(18,926)	—	(18,926)
Common stock repurchased	(19)	(32,711)	—	—	(32,730)
Share-based compensation expense	—	1,624	—	—	1,624
Issuance of common stock under employee benefit plans	1	991	—	—	992
Balances, September 30, 2020	$226	$458,209	$154,026	$9,419	$621,880
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$58,210	$14,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,926	34,303
Depreciation on premises and equipment	4,223	5,499
Amortization of intangible assets	4,430	4,948
Amortization of operating lease right-of-use asset	1,281	2,179
Amortization of loan servicing rights	2,497	2,544
Share-based compensation expense	1,424	1,624
Increase in cash surrender value of life insurance	(2,592)	(2,689)
Investment securities amortization, net	3,141	2,445
Gain on sales of investment securities, net	(537)	(1,721)
(Gain) loss on sales of other real estate owned	(418)	6
Impairment on other real estate owned	426	1,282
Origination of loans held for sale	(394,905)	(500,684)
Proceeds from sales of loans held for sale	634,445	855,015
Gain on sale of loans held for sale	(3,799)	(12,128)
Impairment on commercial mortgage servicing rights	5,460	9,993
Impairment on mortgage servicing rights held for sale	222	1,075
Impairment related to facilities optimization	—	12,857
Net change in operating assets and liabilities:
Accrued interest receivable	1,502	(8,715)
Other assets	(21,279)	(14,292)
Accrued expenses and other liabilities	4,436	(1,885)
Net cash provided by operating activities	301,093	405,860
Cash flows from investing activities:
Purchases of investment securities available for sale	(338,456)	(134,799)
Proceeds from sales of investment securities available for sale	14,777	—
Maturities and payments on investment securities available for sale	164,213	154,107
Purchases of equity securities	(232)	(3,280)
Net decrease (increase) in loans	55,487	(959,915)
Proceeds from sale of commercial FHA origination platform	—	7,500
Purchases of premises and equipment	(1,853)	(1,989)
Proceeds from sale of premises and equipment	646	7
Purchases of nonmarketable equity securities	—	(6,260)
Proceeds from sales of nonmarketable equity securities	14,405	—
Proceeds from sales of other real estate owned	9,089	1,900
Purchases of company-owned life insurance	(550)	—
Net cash paid on acquisition	(2,715)	—
Net cash used in investing activities	(85,189)	(942,729)
Cash flows from financing activities:
Net increase in deposits	500,360	484,482
Net decrease in short-term borrowings	(2,291)	(23,404)
Proceeds from FHLB borrowings	350,000	304,000
Payments made on FHLB borrowings and other borrowings	(689,000)	(103,604)
Payments made on subordinated debt	(31,075)	(7,250)
Cash dividends paid on common stock	(18,927)	(18,926)
Common stock repurchased	(6,448)	(32,730)
Proceeds from issuance of common stock under employee benefit plans	2,480	992
Net cash provided by financing activities	105,099	603,560
Net increase in cash and cash equivalents	321,003	66,691
Cash and cash equivalents:
Beginning of period	341,640	394,505
End of period	$662,643	$461,196
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$25,561	$38,905
Income tax paid (net of refunds)	(6,648)	2,562
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	123,117	390,628
Transfer of loans to other real estate owned	583	12,359
Transfer of premises and equipment, net to assets held for sale	—	11,344
Pending settlements on securities (purchased) sold, net	(62,923)	23,151
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
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; commercial Federal Housing Administration ("FHA") mortgage loan servicing; residential mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for credit losses and income tax expense.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2020 Annual Report on Form 10-K. Certain reclassifications of 2020 amounts have been made to conform to the 2021 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.
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
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU No. 2020-04 to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Inter-Bank Offered Rate ("LIBOR") or other interbank offered rates. The new guidance provides the following optional expedients that reduce costs and complexity of account for reference rate reform: (1) simplifies accounting analyses for contract modifications; (2) allows hedging relationships to continue without de-designation if there are qualifying changes in the critical terms of an existing hedging relationship due to reference rate reform; (3) allows a change in the systematic and rational method used to recognize in earnings the compounds excluded from the assessment of hedge effectiveness; (4) allows a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship; (5) allows the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship; (6) simplifies the assessment of hedge effectiveness and provides temporary optional expedients for cash flow hedging relationships affected by reference rate reform; and (7) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and are classified as held to maturity before January 1, 2020.
The amendments in ASU No. 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in the ASU are effective March 12, 2020 through December 31, 2022. The Company continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, and does not expect such adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition occurs over the next two years.
NOTE 3 – ACQUISITIONS AND DISPOSITIONS
On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust Company (“ATG Trust”), a trust company based in Chicago, Illinois, with approximately $399.7 million in assets under management. In aggregate, the Company acquired the assets of ATG Trust for $2.7 million in cash. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired at their estimated acquisition date fair values, while $0.3 million of transaction and integration costs associated with the acquisition have been expensed during 2021, and remaining integration costs will be expensed in future periods as incurred.
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

(dollars in thousands)	ATG Trust
Assets acquired:
Intangible assets	$2,113
Other assets	1,003
Total assets acquired and consideration paid	3,116
Liabilities assumed:
Other liabilities	401
Total liabilities assumed	401
Net assets acquired and consideration paid	$2,715

Intangible assets:
Customer relationship intangible	$2,113
Estimated useful life	6 years
On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York.
NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$15,818	$—	$31	$—	$15,787
U.S. government sponsored entities and U.S. agency securities	42,543	133	510	—	42,166
Mortgage-backed securities - agency	454,986	3,339	3,677	—	454,648
Mortgage-backed securities - non-agency	32,406	179	203	—	32,382
State and municipal securities	138,323	6,133	221	—	144,235
Corporate securities	197,753	4,180	232	142	201,559
Total available for sale securities	$881,829	$13,964	$4,874	$142	$890,777

	December 31, 2020
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$35,287	$377	$97	$—	$35,567
Mortgage-backed securities - agency	338,340	6,284	47	—	344,577
Mortgage-backed securities - non-agency	20,411	333	—	—	20,744
State and municipal securities	122,488	7,311	5	29	129,765
Corporate securities	145,187	2,205	997	337	146,058
Total available for sale securities	$661,713	$16,510	$1,146	$366	$676,711
    The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at September 30, 2021. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$18,619	$18,770
After one year through five years	85,146	87,740
After five years through ten years	250,694	256,065
After ten years	39,978	41,172
Mortgage-backed securities	487,392	487,030
Total available for sale securities	$881,829	$890,777

Proceeds and gross realized gains on sales of investment securities available for sale for the three and nine months ended September 30, 2021 and 2020, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Investment securities available for sale
Proceeds from sales	$2,160	$28,256	$14,777	$28,256
Gross realized gains on sales	160	1,721	537	1,721

The table below presents a rollforward by security type for the three and nine months ended September 30, 2021 and 2020 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	Mortgage-backed securities - non-agency	State and municipal securities	Corporate securities	Total
Changes in allowance for credit losses on investment securities available for sale:
For the three months ended September 30, 2021
Balance, beginning of period	$113	$—	$213	$326
Current-period provision for expected credit losses	(113)	—	(71)	(184)
Balance, end of period	$—	$—	$142	$142
For the nine months ended September 30, 2021
Balance, beginning of period	$—	$29	$337	$366
Current-period provision for expected credit losses	—	(29)	(195)	(224)
Balance, end of period	$—	$—	$142	$142
For the three months ended September 30, 2020
Balance, beginning of period	$—	$1	$126	$127
Current-period provision for expected credit losses	—	1	180	181
Balance, end of period	$—	$2	$306	$308
For the nine months ended September 30, 2020
Balance, beginning of period	$—	$—	$—	$—
Current-period provision for expected credit losses	—	2	306	308
Balance, end of period	$—	$2	$306	$308
Unrealized losses and fair values for investment securities available for sale as of September 30, 2021 and December 31, 2020, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$15,787	$31	$—	$—	$15,787	$31
U.S. government sponsored entities and U.S. agency securities	17,658	92	9,582	418	27,240	510
Mortgage-backed securities - agency	224,007	3,677	—	—	224,007	3,677
Mortgage-backed securities - non-agency	21,357	203	—	—	21,357	203
State and municipal securities	19,041	145	2,167	76	21,208	221
Total available for sale securities	$297,850	$4,148	$11,749	$494	$309,599	$4,642

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,903	$97	$—	$—	$9,903	$97
Mortgage-backed securities - agency	26,172	47	—	—	26,172	47
Corporate securities	20,010	522	—	—	20,010	522
Total available for sale securities	$56,085	$666	$—	$—	$56,085	$666

    At September 30, 2021, 78 investment securities available for sale had unrealized losses with aggregate depreciation of 1.48% from their amortized cost basis. For all of these investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial:
Commercial	$799,189	$937,382
Commercial other	668,146	748,193
Commercial real estate:
Commercial real estate non-owner occupied	921,344	871,451
Commercial real estate owner occupied	437,140	423,257
Multi-family	128,961	151,534
Farmland	74,568	79,731
Construction and land development	200,792	172,737
Total commercial loans	3,230,140	3,384,285
Residential real estate:
Residential first lien	277,819	358,329
Other residential	66,595	84,551
Consumer:
Consumer	77,132	80,642
Consumer other	851,438	785,460
Lease financing	412,430	410,064
Total loans, gross	$4,915,554	$5,103,331
Total loans included net deferred loan costs of $4.3 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively, and unearned income of $45.9 million and $46.5 million within the lease financing portfolio as of the same dates.
At September 30, 2021, the Company had commercial real estate and residential real estate loans held for sale totaling $26.6 million compared to commercial real estate and residential real estate loans held for sale totaling $138.1 million at December 31, 2020. The Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $139.9 million and $634.4 million during the three and nine months ended September 30, 2021, respectively, and $384.7 million and $855.0 million during the comparable periods in 2020, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Paycheck Protection Program ("PPP") loans of $82.4 million and $184.4 million as of September 30, 2021 and December 31, 2020, respectively, were included in this classification.

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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $15.4 million and $19.7 million at September 30, 2021 and December 31, 2020, respectively. The new loans, other additions, repayments and other reductions with respect to such persons for the three and nine months ended September 30, 2021 and 2020, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Beginning balance	$18,762	$23,806	$19,693	$22,989
New loans and other additions	21	17	1,045	2,559
Repayments and other reductions	(3,424)	(3,249)	(5,379)	(4,974)
Ending balance	$15,359	$20,574	$15,359	$20,574

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2021 and 2020:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended September 30, 2021:
Balance, beginning of period	$14,849	$30,718	$1,733	$3,683	$2,292	$5,389	$58,664
Provision for credit losses on loans	(75)	(2,105)	(538)	(697)	292	3,123	—
Charge-offs	(317)	(1,663)	(138)	(35)	(280)	(1,227)	(3,660)
Recoveries	134	3	74	66	93	301	671
Balance, end of period	$14,591	$26,953	$1,131	$3,017	$2,397	$7,586	$55,675

Changes in allowance for credit losses on loans for the nine months ended September 30, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	(2,091)	4,854	(113)	(806)	429	1,677	3,950
Charge-offs	(3,457)	(3,382)	(410)	(286)	(740)	(1,996)	(10,271)
Recoveries	288	16	221	180	370	478	1,553
Balance, end of period	$14,591	$26,953	$1,131	$3,017	$2,397	$7,586	$55,675

Changes in allowance for credit losses on loans for the three months ended September 30, 2020:
Balance, beginning of period	$12,213	$20,296	$1,512	$4,830	$2,087	$6,155	$47,093
Provision for credit losses on loans	6,513	4,518	534	(184)	422	(833)	10,970
Charge-offs	(913)	(3,462)	(250)	(101)	(307)	(628)	(5,661)
Recoveries	47	37	6	34	125	120	369
Balance, end of period	$17,860	$21,389	$1,802	$4,579	$2,327	$4,814	$52,771

Changes in allowance for credit losses on loans for the nine months ended September 30, 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Impact of adopting ASC 326 - PCD loans	1,045	1,311	809	1,015	57	—	4,237
Provision for credit losses on loans	9,132	18,661	233	226	994	3,903	33,149
Charge-offs	(4,763)	(13,081)	(324)	(496)	(1,271)	(2,414)	(22,349)
Recoveries	88	122	70	124	499	257	1,160
Balance, end of period	$17,860	$21,389	$1,802	$4,579	$2,327	$4,814	$52,771
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

The LGD component is the percentage of defaulted loan balance that is ultimately charged off. As a method for estimating the allowance, a form of migration analysis is used that combines the estimated probability of loans experiencing default events and the losses ultimately associated with the loans experiencing those defaults. Multiplying one by the other gives the Company its loss rate, which is then applied to the loan portfolio balance to determine expected future losses.
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$4,629	$4,890	$9,519	$3,498	$—	$3,498
Commercial other	4,501	—	4,501	2,634	—	2,634
Commercial real estate:
Commercial real estate non-owner occupied	1,961	15,939	17,900	5,509	3,823	9,332
Commercial real estate owner occupied	2,013	1,340	3,353	3,598	3,227	6,825
Multi-family	2,347	—	2,347	7,921	2,325	10,246
Construction and land development	124	—	124	2,131	693	2,824
Total commercial loans	15,575	22,169	37,744	25,291	10,068	35,359
Residential real estate:
Residential first lien	4,490	885	5,375	8,534	1,071	9,605
Other residential	1,331	—	1,331	2,437	—	2,437
Consumer:
Consumer	159	—	159	262	—	262
Lease financing	3,449	—	3,449	1,965	—	1,965
Total loans	$25,004	$23,054	$48,058	$38,489	$11,139	$49,628
    There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2021 and 2020 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.6 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $2.6 million for the three and nine months ended September 30, 2020, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $21,000 and $94,000 for the three and nine months ended September 30, 2021, respectively, and $17,000 and $46,000 for the three and nine months ended September 30, 2020, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of September 30, 2021 and December 31, 2020:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
September 30, 2021
Commercial
Commercial	$—	$7,088	$104	$7,192
Commercial Real Estate
Non-Owner Occupied	17,597	—	—	17,597
Owner Occupied	1,336	—	—	1,336
Multi-Family	2,257	—	—	2,257
Total Collateral Dependent Loans	$21,190	$7,088	$104	$28,382

December 31, 2020
Commercial Real Estate
Non-Owner Occupied	$8,159	$—	$—	$8,159
Multi-Family	10,121	—	—	10,121
Construction and Land Development	693	—	—	693
Total Collateral Dependent Loans	$18,973	$—	$—	$18,973

The aging status of the recorded investment in loans by portfolio as of September 30, 2021 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$167	$699	$—	$866	$9,519	$788,804	$799,189
Commercial other	3,576	1,761	171	5,508	4,501	658,137	668,146
Commercial real estate:
Commercial real estate non-owner occupied	99	—	—	99	17,900	903,345	921,344
Commercial real estate owner occupied	315	1,870	—	2,185	3,353	431,602	437,140
Multi-family	38	194	—	232	2,347	126,382	128,961
Farmland	50	26	—	76	—	74,492	74,568
Construction and land development	197	—	—	197	124	200,471	200,792
Total commercial loans	4,442	4,550	171	9,163	37,744	3,183,233	3,230,140
Residential real estate:
Residential first lien	78	34	—	112	5,375	272,332	277,819
Other residential	30	—	—	30	1,331	65,234	66,595
Consumer:
Consumer	121	37	—	158	159	76,815	77,132
Consumer other	3,347	2,084	6	5,437	—	846,001	851,438
Lease financing	1,344	705	140	2,189	3,449	406,792	412,430
Total loans	$9,362	$7,410	$317	$17,089	$48,058	$4,850,407	$4,915,554

The aging status of the recorded investment in loans by portfolio as of December 31, 2020 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$389	$27	$—	$416	$3,498	$933,468	$937,382
Commercial other	4,007	3,901	896	8,804	2,634	736,755	748,193
Commercial real estate:
Commercial real estate non-owner occupied	6,684	—	—	6,684	9,332	855,435	871,451
Commercial real estate owner occupied	2,145	—	—	2,145	6,825	414,287	423,257
Multi-family	61	—	—	61	10,246	141,227	151,534
Farmland	—	—	—	—	—	79,731	79,731
Construction and land development	863	—	—	863	2,824	169,050	172,737
Total commercial loans	14,149	3,928	896	18,973	35,359	3,329,953	3,384,285
Residential real estate:
Residential first lien	127	207	—	334	9,605	348,390	358,329
Other residential	240	135	—	375	2,437	81,739	84,551
Consumer:			—
Consumer	325	57	—	382	262	79,998	80,642
Consumer other	4,334	2,874	—	7,208	—	778,252	785,460
Lease financing	4,539	545	645	5,729	1,965	402,370	410,064
Total loans	$23,714	$7,746	$1,541	$33,001	$49,628	$5,020,702	$5,103,331
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
The Coronavirus Aid, Relief, and Economic Security Act, as amended by Section 541 of the Consolidated Appropriations Act, provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the termination of the national emergency declared by President Trump on March 13, 2020:
(i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.
If a bank elects, which the Bank has, a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The outstanding balance of modifications made as a result of COVID-19, that were not considered TDRs, totaled $34.3 million and $209.1 million at September 30, 2021 and December 31, 2020, respectively.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$341	$1,332	$1,673	$967	$558	$1,525
Commercial real estate	2,263	3,707	5,970	866	4,314	5,180
Construction and land development	40	—	40	39	909	948
Residential real estate	3,087	1,352	4,439	988	3,705	4,693
Consumer	32	—	32	41	—	41
Lease financing	481	262	743	—	38	38
Total loans	$6,244	$6,653	$12,897	$2,901	$9,524	$12,425
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.
The allowance for credit losses on TDRs totaled $0.7 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively. The Company had no unfunded commitments in connection with TDRs at September 30, 2021 and December 31, 2020.
The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2021 and 2020. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2021 or 2020:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended September 30, 2021
Troubled debt restructurings:
Number of loans	2	1	—	—	—	3	6
Pre-modification outstanding balance	$114	$152	$—	$—	$—	$234	$500
Post-modification outstanding balance	114	130	—	—	—	234	478

For the nine months ended September 30, 2021
Troubled debt restructurings:
Number of loans	7	2	1	3	3	4	20
Pre-modification outstanding balance	$723	$1,584	$49	$191	$50	$739	$3,336
Post-modification outstanding balance	723	1,562	40	195	50	739	3,309

For the three months ended September 30, 2020
Troubled debt restructurings:
Number of loans	—	2	1	9	2	—	14
Pre-modification outstanding balance	$—	$164	$526	$1,037	$9	$—	$1,736
Post-modification outstanding balance	—	129	494	1,025	9	—	1,657

For the nine months ended September 30, 2020
Troubled debt restructurings:
Number of loans	2	4	3	20	2	—	31
Pre-modification outstanding balance	$432	$797	$1,010	$2,055	$9	$—	$4,303
Post-modification outstanding balance	429	735	966	1,928	9	—	4,067

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
The Company considers all loans with Risk Grades of 1 – 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered “watch credits” categorized as special mention, and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 – 10 are considered problematic and require special care. Risk Grade 8 is categorized as substandard, 9 as substandard – nonaccrual and 10 as doubtful. Further, loans with Risk Grades of 7 – 10 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company’s special assets group. Loans not graded in the commercial loan portfolio are monitored by aging status and payment activity.

The following tables present the recorded investment of the commercial loan portfolio by risk category as of September 30, 2021 and December 31, 2020:

			September 30, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$64,766	$89,256	$71,662	$21,775	$25,089	$33,736	$449,822	$756,106
		Special mention	209	76	317	6,624	3	340	1,676	9,245
		Substandard	387	411	1,540	2,112	3,566	8,672	7,631	24,319
		Substandard – nonaccrual	54	—	107	348	349	378	8,283	9,519
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	65,416	89,743	73,626	30,859	29,007	43,126	467,412	799,189

	Commercial other	Acceptable credit quality	215,058	190,770	115,584	34,754	380	325	82,470	639,341
		Special mention	—	1,984	11,047	4,127	6	—	3,392	20,556
		Substandard	160	10	48	464	—	—	3,047	3,729
		Substandard – nonaccrual	—	329	3,406	762	—	—	4	4,501
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	19	—	—	—	—	—	—	19
		Subtotal	215,237	193,093	130,085	40,107	386	325	88,913	668,146

Commercial real estate	Non-owner occupied	Acceptable credit quality	206,696	165,895	122,017	36,011	57,013	167,245	6,562	761,439
		Special mention	146	35	16,896	4,103	339	20,526	—	42,045
		Substandard	6,106	6,927	17,841	19,724	17,680	31,432	250	99,960
		Substandard – nonaccrual	2,219	995	6,283	—	204	8,199	—	17,900
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	215,167	173,852	163,037	59,838	75,236	227,402	6,812	921,344

	Owner occupied	Acceptable credit quality	100,536	67,231	48,901	27,232	29,700	106,364	2,472	382,436
		Special mention	15	1,277	549	221	13,129	7,510	36	22,737
		Substandard	—	4,537	10,140	212	163	13,252	310	28,614
		Substandard – nonaccrual	—	515	130	350	73	2,285	—	3,353
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	100,551	73,560	59,720	28,015	43,065	129,411	2,818	437,140

	Multi-family	Acceptable credit quality	69,504	6,786	3,623	11,025	1,426	19,558	2,404	114,326
		Special mention	—	454	—	—	—	—	—	454
		Substandard	1,001	—	123	510	—	10,200	—	11,834
		Substandard – nonaccrual	—	—	—	—	—	2,347	—	2,347
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	70,505	7,240	3,746	11,535	1,426	32,105	2,404	128,961

	Farmland	Acceptable credit quality	16,404	15,913	4,153	3,393	8,281	20,992	1,407	70,543
		Special mention	—	236	1,236	151	—	241	—	1,864
		Substandard	549	172	143	318	20	909	50	2,161
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,953	16,321	5,532	3,862	8,301	22,142	1,457	74,568

Construction and land development		Acceptable credit quality	32,195	84,983	24,954	25,584	2,778	4,778	17,986	193,258
		Special mention	—	—	4,386	643	—	—	—	5,029
		Substandard	—	1,337	—	—	—	—	—	1,337
		Substandard – nonaccrual	—	—	43	—	—	81	—	124
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	656	225	—	—	—	163	—	1,044
		Subtotal	32,851	86,545	29,383	26,227	2,778	5,022	17,986	200,792

Total		Acceptable credit quality	705,159	620,834	390,894	159,774	124,667	352,998	563,123	2,917,449
		Special mention	370	4,062	34,431	15,869	13,477	28,617	5,104	101,930
		Substandard	8,203	13,394	29,835	23,340	21,429	64,465	11,288	171,954
		Substandard – nonaccrual	2,273	1,839	9,969	1,460	626	13,290	8,287	37,744
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	675	225	—	—	—	163	—	1,063
Total commercial loans			$716,680	$640,354	$465,129	$200,443	$160,199	$459,533	$587,802	$3,230,140

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$117,792	$107,915	$35,649	$34,753	$22,025	$51,593	$517,929	$887,656
		Special mention	244	201	4,897	3,729	4,968	881	7,721	22,641
		Substandard	544	1,953	1,259	104	248	4,861	14,618	23,587
		Substandard – nonaccrual	2	31	640	936	154	458	1,277	3,498
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	118,582	110,100	42,445	39,522	27,395	57,793	541,545	937,382

	Commercial other	Acceptable credit quality	416,306	157,232	52,843	739	303	677	88,250	716,350
		Special mention	1,871	10,691	3,810	31	79	—	5,315	21,797
		Substandard	255	260	1,078	3	12	—	5,351	6,959
		Substandard – nonaccrual	—	1,984	641	—	4	—	5	2,634
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	453	—	—	—	—	—	—	453
		Subtotal	418,885	170,167	58,372	773	398	677	98,921	748,193

Commercial real estate	Non-owner occupied	Acceptable credit quality	168,788	109,602	63,435	91,763	97,293	156,958	5,248	693,087
		Special mention	3,011	9,107	3,231	483	14,294	17,816	4,279	52,221
		Substandard	7,469	16,306	13,813	23,169	16,897	38,907	250	116,811
		Substandard – nonaccrual	125	325	101	—	3,438	5,343	—	9,332
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	179,393	135,340	80,580	115,415	131,922	219,024	9,777	871,451

	Owner occupied	Acceptable credit quality	68,688	55,502	38,471	55,526	63,105	91,986	4,066	377,344
		Special mention	1,882	3,578	225	4,142	1,038	7,289	—	18,154
		Substandard	4,078	468	1,023	760	5,861	8,430	314	20,934
		Substandard – nonaccrual	373	200	170	241	—	5,441	400	6,825
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	75,021	59,748	39,889	60,669	70,004	113,146	4,780	423,257

	Multi-family	Acceptable credit quality	12,865	6,921	19,204	32,934	10,674	24,375	1,281	108,254
		Special mention	465	—	8,442	—	—	1,323	—	10,230
		Substandard	—	10,945	1,518	—	10,266	75	—	22,804
		Substandard – nonaccrual	—	—	—	—	7,804	2,442	—	10,246
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	13,330	17,866	29,164	32,934	28,744	28,215	1,281	151,534

	Farmland	Acceptable credit quality	18,556	6,846	3,873	8,803	6,013	23,921	1,814	69,826
		Special mention	274	1,387	180	38	298	784	—	2,961
		Substandard	2,241	307	802	127	877	2,435	155	6,944
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	21,071	8,540	4,855	8,968	7,188	27,140	1,969	79,731

Construction and land development		Acceptable credit quality	36,488	83,440	11,625	3,554	2,506	4,263	15,941	157,817
		Special mention	—	—	454	—	—	—	—	454
		Substandard	1,386	8,875	—	—	—	914	—	11,175
		Substandard – nonaccrual	—	242	—	—	152	2,430	—	2,824
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	467	—	—	—	—	—	—	467
		Subtotal	38,341	92,557	12,079	3,554	2,658	7,607	15,941	172,737

Total		Acceptable credit quality	839,483	527,458	225,100	228,072	201,919	353,773	634,529	3,010,334
		Special mention	7,747	24,964	21,239	8,423	20,677	28,093	17,315	128,458
		Substandard	15,973	39,114	19,493	24,163	34,161	55,622	20,688	209,214
		Substandard – nonaccrual	500	2,782	1,552	1,177	11,552	16,114	1,682	35,359
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	920	—	—	—	—	—	—	920
Total commercial loans			$864,623	$594,318	$267,384	$261,835	$268,309	$453,602	$674,214	$3,384,285

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of September 30, 2021 and December 31, 2020:

			September 30, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$24,826	$32,488	$25,216	$33,149	$53,621	$99,989	$1,023	$270,312
		Nonperforming	—	185	101	985	692	5,544	—	7,507
		Subtotal	24,826	32,673	25,317	34,134	54,313	105,533	1,023	277,819

	Other residential	Performing	713	776	1,880	2,261	1,359	1,823	55,497	64,309
		Nonperforming	—	—	11	18	131	145	1,981	2,286
		Subtotal	713	776	1,891	2,279	1,490	1,968	57,478	66,595

Consumer	Consumer	Performing	23,130	19,180	10,751	10,909	4,026	3,294	5,651	76,941
		Nonperforming	5	25	3	21	44	87	6	191
		Subtotal	23,135	19,205	10,754	10,930	4,070	3,381	5,657	77,132

	Consumer other	Performing	349,481	394,019	68,618	14,062	4,272	6,086	14,894	851,432
		Nonperforming	—	—	—	—	—	—	6	6
		Subtotal	349,481	394,019	68,618	14,062	4,272	6,086	14,900	851,438

Leases financing		Performing	111,349	134,125	96,752	50,787	11,786	3,561	—	408,360
		Nonperforming	193	1,341	1,569	689	229	49	—	4,070
		Subtotal	111,542	135,466	98,321	51,476	12,015	3,610	—	412,430

Total		Performing	509,499	580,588	203,217	111,168	75,064	114,753	77,065	1,671,354
		Nonperforming	198	1,551	1,684	1,713	1,096	5,825	1,993	14,060
Total other loans			$509,697	$582,139	$204,901	$112,881	$76,160	$120,578	$79,058	$1,685,414

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$32,322	$27,071	$49,039	$99,658	$81,525	$58,107	$405	$348,127
		Nonperforming	—	196	1,074	933	1,030	6,969	—	10,202
		Subtotal	32,322	27,267	50,113	100,591	82,555	65,076	405	358,329

	Other residential	Performing	975	2,430	3,281	2,091	1,348	1,825	69,773	81,723
		Nonperforming	—	13	21	146	7	165	2,476	2,828
		Subtotal	975	2,443	3,302	2,237	1,355	1,990	72,249	84,551

Consumer	Consumer	Performing	28,449	14,084	16,692	8,737	5,067	3,834	3,476	80,339
		Nonperforming	31	6	57	81	64	63	1	303
		Subtotal	28,480	14,090	16,749	8,818	5,131	3,897	3,477	80,642

	Consumer other	Performing	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460

Leases financing		Performing	177,068	125,611	70,059	21,047	12,410	1,259	—	407,454
		Nonperforming	468	192	1,080	600	207	63	—	2,610
		Subtotal	177,536	125,803	71,139	21,647	12,617	1,322	—	410,064

Total
		Performing	853,578	286,250	160,465	138,047	106,446	67,505	90,812	1,703,103
		Nonperforming	499	407	2,232	1,760	1,308	7,260	2,477	15,943
Total other loans			$854,077	$286,657	$162,697	$139,807	$107,754	$74,765	$93,289	$1,719,046
NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment at September 30, 2021 and December 31, 2020 is as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Land	$15,696	$16,158
Buildings and improvements	66,892	65,932
Furniture and equipment	33,683	33,202
Total	116,271	115,292
Accumulated depreciation	(45,030)	(41,168)
Premises and equipment, net	$71,241	$74,124
    Depreciation expense for the three and nine months ended September 30, 2021 was $1.4 million and $4.2 million, respectively, and $2.2 million and $5.5 million for the three and nine months ended September 30, 2020, respectively.

NOTE 7 – LEASES
The Company had operating lease right-of-use assets of $8.5 million and $9.2 million as of September 30, 2021 and December 31, 2020, respectively, and operating lease liabilities of $10.8 million and $12.0 million at the same dates, respectively.
The operating leases, primarily for banking offices and operating facilities, have remaining lease terms of 1 month to 12 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised.

Information related to operating leases for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$510	$883	$1,547	$2,453
Operating cash flows from leases	589	942	1,975	2,669
Right-of-use assets obtained in exchange for lease obligations	—	96	689	1,536
Right-of-use assets derecognized due to terminations or impairment	—	(4,440)	(210)	(4,453)
Weighted average remaining lease term	7.8 years	8.3 years	7.8 years	8.3 years
Weighted average discount rate	2.88%	2.89%	2.88%	2.89%
    The projected minimum rental payments under the terms of the leases as of September 30, 2021 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2021 remaining	$374
2022	2,244
2023	2,014
2024	1,718
2025	814
Thereafter	4,947
Total future minimum lease payments	12,111
Less imputed interest	(1,324)
Total operating lease liabilities	$10,787

NOTE 8 – LOAN SERVICING RIGHTS
Commercial FHA Mortgage Loan Servicing
The Company serviced commercial FHA mortgage loans for others with unpaid principal balances of $2.87 billion and $3.50 billion at September 30, 2021 and December 31, 2020, respectively. Changes in our commercial FHA loan servicing rights for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Loan servicing rights:
Balance, beginning of period	$33,732	$56,751	$38,322	$57,637
Originated servicing	—	341	—	998
Amortization	(721)	(814)	(2,284)	(2,357)
Refinancing fee received from third party	165	—	(439)	—
Permanent impairment	(3,037)	—	(5,460)	—
Balance, end of period	30,139	56,278	30,139	56,278
Valuation allowances:
Balance, beginning of period	—	13,519	—	4,944
Additions	—	1,418	—	9,993
Reductions	—	—	—	—
Balance, end of period	—	14,937	—	14,937
Loan servicing rights, net	$30,139	$41,341	$30,139	$41,341
Fair value:
At beginning of period	$34,255	$43,232	$38,322	$52,693
At end of period	$31,012	$41,341	$31,012	$41,341
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.19% and 8.18% at September 30, 2021 and December 31, 2020, respectively, while the weighted average discount rate was 11.77% and 11.48% for the same dates, respectively.
United States Small Business Administration (“SBA”) Loan Servicing
At September 30, 2021 and December 31, 2020, the Company serviced SBA loans for others with unpaid principal balances of $50.8 million and $49.2 million, respectively. At September 30, 2021 and December 31, 2020, SBA loan servicing rights of $0.8 million and $1.0 million, respectively, are reflected in loan servicing rights in the consolidated balance sheet.
Residential Mortgage Loan Servicing Held for Sale
At September 30, 2021 and December 31, 2020, the Company serviced residential mortgage loans for others with unpaid principal balances of $321.6 million and $382.3 million, respectively. At September 30, 2021 and December 31, 2020, residential mortgage servicing rights of $0.7 million and $0.9 million, respectively, were deemed held for sale and were reflected in other assets in the consolidated balance sheet.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at September 30, 2021 and December 31, 2020 is summarized as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904
    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$57,012	$(39,505)	$17,507	$57,012	$(36,005)	$21,007
Customer relationship intangibles	16,184	(7,626)	8,558	14,071	(6,696)	7,375
Total intangible assets	$73,196	$(47,131)	$26,065	$71,083	$(42,701)	$28,382
In conjunction with the acquisition of ATG Trust, the Company recorded $2.1 million of customer relationship intangibles, which are being amortized on a straight-line basis over an estimated useful life of 6 years.
Amortization of intangible assets was $1.4 million and $4.4 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $4.9 million for the comparable periods in 2020, respectively.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at September 30, 2021 and December 31, 2020:

	Notional amount		Fair value gain
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivative instruments (included in other assets):
Interest rate lock commitments	$79,631	$136,227	$520	$2,217
Forward commitments to sell mortgage-backed securities	91,424	218,126	69	—
Total	$171,055	$354,353	$589	$2,217

	Notional amount		Fair value loss
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$—	$33,240	$—	$309
    During the three and nine months ended September 30, 2021, the Company recognized net losses of $0.4 million and $1.3 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
During the three and nine months ended September 30, 2020, the Company recognized net losses of $1.7 million and $0.4 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
The Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain Federal Home Loan Bank ("FHLB") advances at September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Notional Amount	$50,000	$100,000
Average remaining life in years	5.5	5.3
Weighted average pay rate	0.60%	0.57%
Weighted average receive rate	0.13%	0.22%
During the first quarter of 2021, the Company terminated an interest rate swap agreement consisting of a $50.0 million notional amount of receive-fixed, pay-variable interest rate swap in conjunction with the repayment of a $50.0 million FHLB advance. A net gain of $0.3 million was recognized in other income in the consolidated statements of income.
In addition, the Company entered into $140.0 million notional amount of future-starting receive-fixed, pay-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps are effective beginning in April 2023. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes the amount as part of FHLB advances interest expense on the consolidated statements of income.
Quarterly, the effectiveness evaluation is based on the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the three-month LIBOR interest received from the counterparty. At September 30, 2021, the $6.3 million fair value of the cash flow hedges was included in other assets in the consolidated balance sheets. At December 31, 2020, the $0.4 million fair value of cash flow hedges was included in other assets in the consolidated balance sheets. The tax effected amounts of $4.6 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively, were included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the three and nine months ended September 30, 2021, related to ineffectiveness.
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $8.1 million and $8.5 million at September 30, 2021 and December 31, 2020, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.5 million and $0.8 million at September 30, 2021 and December 31, 2020, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing demand	$1,672,901	$1,469,579
Interest-bearing:
Checking	1,697,326	1,568,888
Money market	852,836	785,871
Savings	665,710	597,966
Time	712,603	678,712
Total deposits	$5,601,376	$5,101,016

NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of September 30, 2021 and December 31, 2020:

	Repurchase agreements
(dollars in thousands)	As of and for the Nine Months Ended September 30, 2021	As of and for the Year Ended December 31, 2020
Outstanding at period-end	$66,666	$68,957
Average amount outstanding	69,764	60,306
Maximum amount outstanding at any month end	77,497	77,136
Weighted average interest rate:
During period	0.12%	0.30%
End of period	0.12%	0.12%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $79.7 million and $76.5 million at September 30, 2021 and December 31, 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $53.5 million and $54.4 million at September 30, 2021 and December 31, 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $60.7 million and $68.1 million at September 30, 2021 and December 31, 2020, respectively. There were no outstanding borrowings under these lines at September 30, 2021 and December 31, 2020.
At September 30, 2021, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at September 30, 2021.

NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Midland States Bancorp, Inc.
Series G redeemable preferred stock - 171 shares at $1,000 per share	$171	$171
Midland States Bank
FHLB advances – fixed rate, fixed term at rates averaging 0.22% and 0.24% at September 30, 2021 and December 31, 2020, respectively – maturing through October 2021	50,000	304,000
FHLB advances – putable fixed rate at rates averaging 1.90% and 2.01% at September 30, 2021 and December 31, 2020, respectively – maturing through February 2030 with call provisions through November 2021	390,000	475,000
Total FHLB advances and other borrowings	$440,171	$779,171
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.09 billion and $1.86 billion at September 30, 2021 and December 31, 2020, respectively.
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Subordinated debt issued June 2015 – variable interest rate equivalent to three month LIBOR plus 4.35%, which was 4.59% at December 31, 2020	$—	$31,075
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	546	545
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,610	39,561
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	71,978	71,785
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,864	26,829
Total subordinated debt	$138,998	$169,795
During the second quarter of 2021, the Company redeemed the $31.1 million subordinated debentures issued in June 2015. No gain or loss was recognized on the repurchase.
The subordinated debentures may be included in Tier 2 capital (subject to certain limitations and phase-outs) under current regulatory guidelines and interpretations.
NOTE 15 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation excluded antidilutive stock options of 69,145 for both the three and nine months ended September 30, 2021 and excluded antidilutive stock options of 595,660 and 492,443 for the three and nine months ended September 30, 2020, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income	$19,548	$86	$58,210	$14,204
Common shareholder dividends	(6,239)	(6,047)	(18,741)	(18,732)
Unvested restricted stock award dividends	(60)	(64)	(186)	(194)
Undistributed earnings to unvested restricted stock awards	(126)	—	(386)	—
Undistributed earnings to common shareholders	$13,123	$(6,025)	$38,897	$(4,722)
Basic
Distributed earnings to common shareholders	$6,239	$6,047	$18,741	$18,732
Undistributed earnings to common shareholders	13,123	(6,025)	38,897	(4,722)
Total common shareholders earnings, basic	$19,362	$22	$57,638	$14,010
Diluted
Distributed earnings to common shareholders	$6,239	$6,047	$18,741	$18,732
Undistributed earnings to common shareholders	13,123	(6,025)	38,897	(4,722)
Total common shareholders earnings	19,362	22	57,638	14,010
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	1	—
Total common shareholders earnings, diluted	$19,362	$22	$57,639	$14,010
Weighted average common shares outstanding, basic	22,520,499	22,937,837	22,544,898	23,567,000
Options	57,381	—	69,074	11,518
Weighted average common shares outstanding, diluted	22,577,880	22,937,837	22,613,972	23,578,518
Basic earnings per common share	$0.86	$0.00	$2.56	$0.59
Diluted earnings per common share	0.86	0.00	2.55	0.59
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020, are summarized below:

	September 30, 2021
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$15,787	$15,787	$—	$—
U.S. government sponsored entities and U.S. agency securities	42,166	—	42,166	—
Mortgage-backed securities - agency	454,648	—	454,648	—
Mortgage-backed securities - non-agency	32,382	—	32,382	—
State and municipal securities	144,235	—	144,235	—
Corporate securities	201,559	—	200,624	935
Equity securities	9,542	9,542	—	—
Loans held for sale	26,621	—	26,621	—
Derivative assets	7,359	—	7,359	—
Total	$934,299	$25,329	$908,035	$935
Liabilities
Derivative liabilities	$486	$—	$486	$—
Total	$486	$—	$486	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$31,946	$—	$—	$31,946
Mortgage servicing rights held for sale	705	—	—	705
Nonperforming loans	8,257	82	8,175	—
Other real estate owned	2,195	—	2,195	—
Assets held for sale	2,860	—	2,860	—

	December 31, 2020
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$35,567	$—	$35,567	$—
Mortgage-backed securities - agency	344,577	—	344,577	—
Mortgage-backed securities - non-agency	20,744	—	20,744	—
State and municipal securities	129,765	—	129,765	—
Corporate securities	146,058	—	145,099	959
Equity securities	9,424	9,424	—	—
Loans held for sale	138,090	—	138,090	—
Derivative assets	3,423	—	3,423	—
Total	$827,648	$9,424	$817,265	$959
Liabilities
Derivative liabilities	$1,112	$—	$1,112	$—
Total	$1,112	$—	$1,112	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$39,276	$—	$—	$39,276
Mortgage servicing rights held for sale	878	—	—	878
Nonperforming loans	13,333	—	12,054	1,279
Other real estate owned	20,247	—	20,247	—
Assets held for sale	4,157	—	4,157	—
    The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$1,008	$921	$959	$955
Total realized in earnings (1)	4	—	10	8
Total unrealized in other comprehensive income (2)	(73)	39	(24)	5
Net settlements (principal and interest)	(4)	—	(10)	(8)
Balance, end of period	$935	$960	$935	$960
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2021
Corporate securities	$935	Consensus pricing	Net market price	0.0% - 8.0% (5.4)%

December 31, 2020
Corporate securities	$959	Consensus pricing	Net market price	(2.0)% - 4.9% (2.0)%
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Loan servicing rights	$3,037	$1,418	$5,460	$9,993
Mortgage servicing rights held for sale	79	188	222	1,075
Nonperforming loans	3,405	5,467	9,677	21,681
Other real estate owned	9	25	426	1,282
Assets held for sale	—	10,197	—	10,403
Total losses on assets measured on a nonrecurring basis	$6,530	$17,295	$15,785	$44,434

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at September 30, 2021 and December 31, 2020:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2021
Loan servicing rights:
Commercial MSR	$31,012	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.19%)
			Discount rate	10.00% - 27.00% (11.77%)

SBA servicing rights	934	Discounted cash flow	Prepayment speed	13.27% - 14.40% (13.56%)
			Discount rate	10.00% - 12.00% (11.00%)

MSR held for sale	705	Discounted cash flow	Prepayment speed	15.66% -30.30% (18.84%)
			Discount rate	9.00% - 11.50% (10.13%)

December 31, 2020
Loan servicing rights:
Commercial MSR	$38,322	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.18%)
			Discount rate	10.00% - 27.00% (11.48%)

SBA servicing rights	954	Discounted cash flow	Prepayment speed	12.01% - 12.52% (12.25%)
			Discount rate	No range (11.00%)

MSR held for sale	878	Discounted cash flow	Prepayment speed	14.40% - 26.28% (20.34%)
			Discount rate	9.00% - 11.50% (10.13%)

Other:
Nonperforming loans	1,279	Fair value of collateral	Discount for type of property,	5.76% - 6.43% (6.14%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$17,013	$—	$17,013	$126,123	$67	$126,056
Residential loans held for sale	9,608	499	9,109	11,967	743	11,224
Total loans held for sale	$26,621	$499	$26,122	$138,090	$810	$137,280

The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Commercial loans held for sale	$—	$(156)	$(67)	$(38)
Residential loans held for sale	(231)	(114)	(294)	555
Total loans held for sale	$(231)	$(270)	$(361)	$517
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$658,173	$658,173	$658,173	$—	$—
Federal funds sold	4,470	4,470	4,470	—	—
Loans, net	4,859,879	4,880,572	—	—	4,880,572
Accrued interest receivable	22,043	22,043	—	22,043	—

Liabilities
Deposits	$5,601,376	$5,603,773	$—	$5,603,773	$—
Short-term borrowings	66,666	66,666	—	66,666	—
FHLB and other borrowings	440,171	455,721	—	455,721	—
Subordinated debt	138,998	149,377	—	149,377	—
Trust preferred debentures	49,235	56,506	—	56,506	—

	December 31, 2020
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$337,080	$337,080	$337,080	$—	$—
Federal funds sold	4,560	4,560	4,560	—	—
Loans, net	5,042,888	5,006,223	—	—	5,006,223
Accrued interest receivable	23,545	23,545	—	23,545	—

Liabilities
Deposits	$5,101,016	$5,108,360	$—	$5,108,360	$—
Short-term borrowings	68,957	68,957	—	68,957	—
FHLB and other borrowings	779,171	807,493	—	807,493	—
Subordinated debt	169,795	176,504	—	176,504	—
Trust preferred debentures	48,814	50,165	—	50,165	—

In accordance with our adoption of ASU 2016-1 in 2019, the methods utilized to measure fair value of financial instruments at September 30, 2021 and December 31, 2020 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 17 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The spread of the COVID-19 virus had an impact on our operations as of September 30, 2021 and December 31, 2020, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic, and governmental policy responses, caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. If these effects worsen, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$830,763	$894,212
Financial guarantees – standby letters of credit	16,912	15,889
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2021 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and nine months ended September 30, 2021 and 2020. The liability for unresolved repurchase demands totaled $0.2 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.
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
Selected business segment financial information for the three and nine months ended September 30, 2021 and 2020 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended September 30, 2021
Net interest income (expense)	$53,888	$—	$(2,492)	$51,396
Provision for credit losses	(184)	—	—	(184)
Noninterest income	7,917	7,175	51	15,143
Noninterest expense	37,055	4,507	(270)	41,292
Income (loss) before income taxes (benefit)	24,934	2,668	(2,171)	25,431
Income taxes	4,973	764	146	5,883
Net income (loss)	$19,961	$1,904	$(2,317)	$19,548
Total assets	$7,092,837	$29,617	$(28,495)	$7,093,959

Nine Months Ended September 30, 2021
Net interest income (expense)	$161,514	$—	$(8,140)	$153,374
Provision for credit losses	2,926	—	—	2,926
Noninterest income	27,649	19,635	92	47,376
Noninterest expense	117,655	12,672	(1,015)	129,312
Income (loss) before income taxes (benefit)	68,582	6,963	(7,033)	68,512
Income taxes (benefit)	9,849	1,967	(1,514)	10,302
Net income (loss)	$58,733	$4,996	$(5,519)	$58,210
Total assets	$7,092,837	$29,617	$(28,495)	$7,093,959

Three Months Ended September 30, 2020
Net interest income (expense)	$52,842	$—	$(2,862)	$49,980
Provision for credit losses	11,728	—	—	11,728
Noninterest income	13,428	5,559	(68)	18,919
Noninterest expense	50,600	3,599	(298)	53,901
Income (loss) before income taxes (benefit)	3,942	1,960	(2,632)	3,270
Income taxes	2,535	541	108	3,184
Net income (loss)	$1,407	$1,419	$(2,740)	$86
Total assets	$6,701,937	$27,165	$(29,057)	$6,700,045

Nine Months Ended September 30, 2020
Net interest income (expense)	$154,747	$—	$(9,127)	$145,620
Provision for credit losses	34,303	—	—	34,303
Noninterest income	30,169	16,934	(190)	46,913
Noninterest expense	126,622	11,110	(770)	136,962
Income (loss) before income taxes (benefit)	23,991	5,824	(8,547)	21,268
Income taxes (benefit)	7,295	1,623	(1,854)	7,064
Net income (loss)	$16,696	$4,201	$(6,693)	$14,204
Total assets	$6,701,937	$27,165	$(29,057)	$6,700,045

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,623	$4,054	$15,054	$12,536
Investment advisory fees	907	874	2,668	2,610
Other	645	631	1,913	1,788
Service charges on deposit accounts:
Nonsufficient fund fees	1,470	1,335	3,814	4,162
Other	798	757	2,196	2,292
Interchange revenues	3,651	3,283	10,823	9,129
Other income:
Merchant services revenue	405	396	1,137	1,051
Other	925	329	3,135	2,196
Noninterest income - out-of-scope of Topic 606	719	7,260	6,636	11,149
Total noninterest income	$15,143	$18,919	$47,376	$46,913
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
NOTE 20 – SUBSEQUENT EVENTS
On October 12, 2021, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $15.0 million. The loan matures on October 11, 2022 and has a variable rate of interest equal to the Daily Simple Secured Overnight Financing Rate ("SOFR") plus 1.60%. Beginning January 31, 2022, the Company is required to make quarterly interest payments with the principal balance due at maturity. The loan agreement contains financial covenants that require the Company to be well-capitalized at all times, maintain a minimum total capital to risk-weighted assets ratio, a minimum return on average assets and a maximum percentage of nonperforming assets to tangible capital.
On October 22, 2021, the Company terminated an interest rate swap agreement consisting of a $50.0 million notional amount of receive-fixed, pay-variable interest rate swap in conjunction with the prepayment of a $50.0 million FHLB advance. A gain of $1.8 million was recognized on this transaction. In addition, on October 22, 2021, the Company pre-paid longer-term FHLB advances totaling $80.0 million with a weighted average interest rate of 2.56% and maturity dates of July 15, 2025 and August 20. 2025. As a result, we paid prepayment fees of $4.9 million in the fourth quarter of 2021.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including the effects of the COVID-19 pandemic and its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in interest rates and other general economic, business and political conditions; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; developments and uncertainty related to the future use and availability of some reference rates, such as LIBOR, as well as other alternative reference rates, and the adoption of a substitute; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Significant Developments and Transactions
Each item listed below materially affects the comparability of our results of operations for the three and nine months ended September 30, 2021 and 2020, and our financial condition as of September 30, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2021 and 2020, and may continue to have a complex and adverse impact on the economy, the banking industry and our Company in future fiscal periods.
Effects on Our Business. The COVID-19 pandemic, federal, state and local government responses to the pandemic, and the effects of the existing and future variants of the disease, including the Delta variant, have had and are expected to continue to have a significant impact on our business. In particular, a significant portion of the Bank’s borrowers in the hotel, restaurant, ground transportation, long-term healthcare and retail industries have endured significant economic distress, which has adversely affected their ability to repay existing indebtedness and adversely impacted the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our equipment leasing business and loan portfolio, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans.
Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:
•The Bank has granted requests for payment deferrals on loans related to the impact of COVID-19 on such borrowers. At September 30, 2021, loans totaling $34.3 million are currently on deferral, the majority of which are for principal for a period of 90 days. Deferrals of $8.0 million related to assisted living facilities, $7.1 million related to the hotel and motel industry and $6.8 million related to transit and ground transportation accounted for 64% of our deferrals at September 30, 2021. Loan deferrals decreased from $107.3 million, or 2.2% of total loans, at June 30, 2021, to $34.3 million, or 0.7% of total loans, at September 30, 2021. We are continuing to work with our customers to address their specific needs.
•The Bank participated as a lender in the PPP and began taking applications on the first day of the program. We funded $418.2 million in PPP loans since its inception, and at September 30, 2021, we had $82.4 million of PPP loans outstanding to 958 customers. Income recognized on PPP loans totaled $2.4 million, including net deferred fee accretion of $2.1 million, in the three months ended September 30, 2021 compared to income of $1.9 million, including net deferred fee accretion of $1.2 million, in the three months ended September 30, 2020. The resulting PPP portfolio yield was 8.28% and 2.69% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, income recognized on PPP loans totaled $7.4 million, including net deferred fee accretion of $6.2 million, compared to income of $3.3 million, including net deferred fee accretion of $2.1 million, in the nine months ended September 30, 2020. The resulting PPP portfolio yield was 6.00% and 2.87% for the nine months ended September 30, 2021 and 2020, respectively.

Tax Settlement. On June 29, 2021, the Company announced the settlement of a prior tax issue related to the treatment of gains recognized on FDIC-assisted transactions that resulted in a $6.8 million tax benefit that was recognized in the second quarter of 2021. The Company also recognized approximately $3.6 million in consulting and legal expenses related to the settlement of the tax issue, resulting in an after-tax gain of approximately $2.9 million.
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
Recent Acquisitions. On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust, a trust company based in Chicago, Illinois, with $399.7 million in assets under management.
Branch Network Optimization Plan. The Company closed 13 branches, or 20% of its branch network, and vacated approximately 23,000 square feet of corporate office space between September 3, 2020 and December 31, 2020. The Company estimates that the branch and corporate office reductions will result in annual cost savings of approximately $5.0 million beginning on January 1, 2021. Additionally, the Company plans to renovate and upgrade five other branches to reduce the size of and better utilize those facilities to serve retail and commercial customers. These renovations and upgrades are expected to cost approximately $4.0 million. The Company estimates that these renovations and upgrades will result in annual cost savings of approximately $1.0 million beginning in 2022. We had $2.9 million of facility-related assets classified as held for sale in other assets on the consolidated balance sheet at September 30, 2021.
Sale of Commercial FHA Origination Platform. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Bank continues to service the commercial FHA servicing portfolio of approximately $2.87 billion as of September 30, 2021.
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Our reported net interest margin for the three months ended September 30, 2021 and 2020 was 3.34% and 3.33%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.0 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, increasing the reported net interest margin by 7 basis points and 14 basis points for each respective period.
The reported net interest margin for the nine months ended September 30, 2021 and 2020 was 3.36% and 3.37%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $3.5 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively, increasing the reported net interest margin by 8 basis points and 13 basis points for each respective period.

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Income Statement Data:
Interest income	$58,490	$60,314	$177,390	$182,176
Interest expense	7,094	10,334	24,016	36,556
Net interest income	51,396	49,980	153,374	145,620
Provision for credit losses	(184)	11,728	2,926	34,303
Noninterest income	15,143	18,919	47,376	46,913
Noninterest expense	41,292	53,901	129,312	136,962
Income before income taxes	25,431	3,270	68,512	21,268
Income taxes	5,883	3,184	10,302	7,064
Net income	$19,548	$86	$58,210	$14,204
Basic earnings per common share	$0.86	$—	$2.56	$0.59
Diluted earnings per common share	$0.86	$—	$2.55	$0.59
During the three months ended September 30, 2021, we generated net income of $19.5 million, or diluted earnings per common share of $0.86, compared to net income of $0.1 million, or diluted earnings per common share of $0.00 in the three months ended September 30, 2020. Earnings for the third quarter of 2021 compared to the third quarter of 2020 increased primarily due to a $1.4 million increase in net interest income, an $11.9 million decrease in provision for credit losses and a $12.6 million decrease in noninterest expense. These results were partially offset by a $3.8 million decrease in noninterest income and a $2.7 million increase in income tax expense.
During the nine months ended September 30, 2021, we generated net income of $58.2 million, or diluted earnings per common share of $2.55, compared to net income of $14.2 million, or diluted earnings per common share of $0.59 in the nine months ended September 30, 2020. Earnings for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased primarily due to a $7.8 million increase in net interest income, a $31.4 million decrease in provision for credit losses, a $0.5 million increase in noninterest income and a $7.7 million decrease in noninterest expense. These results were partially offset by a $3.2 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2021 and 2020.
During the three months ended September 30, 2021, net interest income, on a tax-equivalent basis, increased to $51.8 million compared to $50.4 million for the three months ended September 30, 2020. The tax-equivalent net interest margin increased to 3.34% for the third quarter of 2021 compared to 3.33% in the third quarter of 2020.
During the nine months ended September 30, 2021, net interest income, on a tax-equivalent basis, increased to $154.5 million with a tax-equivalent net interest margin of 3.36% compared to net interest income, on a tax-equivalent basis, of $147.0 million and a tax-equivalent net interest margin of 3.37% for the nine months ended September 30, 2020.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2021			2020
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$525,848	$216	0.16%	$491,728	$118	0.10%
Investment securities:
Taxable investment securities	632,485	3,396	2.15	509,432	3,424	2.69
Investment securities exempt from federal income tax (1)	140,887	1,138	3.23	119,273	1,076	3.61
Total securities	773,372	4,534	2.34	628,705	4,500	2.86
Loans:
Loans (2)	4,720,466	52,699	4.43	4,706,180	54,151	4.58
Loans exempt from federal income tax (1)	79,597	778	3.88	97,760	974	3.96
Total loans	4,800,063	53,477	4.42	4,803,940	55,125	4.57
Loans held for sale	15,204	107	2.79	44,880	329	2.92
Nonmarketable equity securities	43,873	558	5.05	50,765	672	5.26
Total interest-earning assets	6,158,360	58,892	3.79	6,020,018	60,744	4.01
Noninterest-earning assets	597,153			625,522
Total assets	$6,755,513			$6,645,540
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,501,254	$703	0.11%	$2,382,535	$1,310	0.22%
Savings deposits	664,354	32	0.02	584,944	36	0.02
Time deposits	704,090	1,767	1.00	666,172	2,720	1.62
Brokered deposits	26,272	82	1.23	23,182	146	2.49
Total interest-bearing deposits	3,895,970	2,584	0.26	3,656,833	4,212	0.46
Short-term borrowings	68,103	21	0.12	64,010	28	0.17
FHLB advances and other borrowings	440,171	1,993	1.80	693,721	3,220	1.85
Subordinated debt	138,954	2,011	5.79	169,657	2,365	5.58
Trust preferred debentures	49,167	485	3.92	48,618	509	4.16
Total interest-bearing liabilities	4,592,365	7,094	0.61	4,632,839	10,334	0.89
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,434,193			1,303,963
Other noninterest-bearing liabilities	77,204			75,859
Total noninterest-bearing liabilities	1,511,397			1,379,822
Shareholders’ equity	651,751			632,879
Total liabilities and shareholders’ equity	$6,755,513			$6,645,540
Net interest income / net interest margin (3)		$51,798	3.34%		$50,410	3.33%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $402,000 and $430,000 for the three months ended September 30, 2021 and 2020, respectively.
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

	Nine Months Ended September 30,
	2021			2020
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$462,576	$454	0.13%	$440,102	$1,352	0.41%
Investment securities:
Taxable investment securities	602,090	10,127	2.24	527,659	11,390	2.88
Investment securities exempt from federal income tax (1)	127,597	3,131	3.27	119,444	3,417	3.81
Total securities	729,687	13,258	2.42	647,103	14,807	3.05
Loans:
Loans (2)	4,788,940	159,743	4.46	4,528,947	160,863	4.47
Loans exempt from federal income tax (1)	83,387	2,449	3.93	99,839	3,026	4.05
Total loans	4,872,327	162,192	4.45	4,628,786	163,889	4.73
Loans held for sale	38,772	810	2.79	54,595	1,524	3.73
Nonmarketable equity securities	49,688	1,847	4.97	48,857	1,957	5.35
Total interest-earning assets	6,153,050	178,561	3.88	5,819,443	183,529	4.21
Noninterest-earning assets	595,733			623,112
Total assets	$6,748,783			$6,442,555
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,434,480	$2,024	0.11%	$2,303,857	$7,190	0.42%
Savings deposits	650,323	121	0.02	560,434	200	0.05
Time deposits	702,973	6,280	1.19	730,321	10,274	1.88
Brokered deposits	35,485	334	1.26	24,776	469	2.52
Total interest-bearing deposits	3,823,261	8,759	0.31	3,619,388	18,133	0.67
Short-term borrowings	69,764	65	0.12	59,592	157	0.35
FHLB advances and other borrowings	525,072	7,033	1.79	639,839	9,092	1.90
Subordinated debt	157,871	6,694	5.65	169,748	7,355	5.78
Trust preferred debentures	49,028	1,465	4.00	48,488	1,819	5.01
Total interest-bearing liabilities	4,624,996	24,016	0.69	4,537,055	36,556	1.08
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,405,641			1,190,789
Other noninterest-bearing liabilities	78,883			75,553
Total noninterest-bearing liabilities	1,484,524			1,266,342
Shareholders’ equity	639,263			639,158
Total liabilities and shareholders’ equity	$6,748,783			$6,442,555
Net interest income / net interest margin (3)		$154,545	3.36%		$146,973	3.37%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.2 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.
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

	Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$12	$86	$98	$45	$(943)	$(898)
Investment securities:
Taxable investment securities	744	(772)	(28)	1,429	(2,692)	(1,263)
Investment securities exempt from federal income tax	185	(123)	62	216	(502)	(286)
Total securities	929	(895)	34	1,645	(3,194)	(1,549)
Loans:
Loans	236	(1,688)	(1,452)	8,875	(9,995)	(1,120)
Loans exempt from federal income tax	(178)	(18)	(196)	(492)	(85)	(577)
Total loans	58	(1,706)	(1,648)	8,383	(10,080)	(1,697)
Loans held for sale	(213)	(9)	(222)	(387)	(327)	(714)
Nonmarketable equity securities	(89)	(25)	(114)	31	(141)	(110)
Total interest-earning assets	$697	$(2,549)	$(1,852)	$9,717	$(14,685)	$(4,968)
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$51	$(658)	$(607)	$255	$(5,421)	$(5,166)
Savings deposits	4	(8)	(4)	24	(103)	(79)
Time deposits	129	(1,082)	(953)	(319)	(3,675)	(3,994)
Brokered deposits	15	(79)	(64)	151	(286)	(135)
Total interest-bearing deposits	199	(1,827)	(1,628)	111	(9,485)	(9,374)
Short-term borrowings	1	(8)	(7)	18	(110)	(92)
FHLB advances and other borrowings	(1,160)	(67)	(1,227)	(1,587)	(472)	(2,059)
Subordinated debt	(436)	82	(354)	(509)	(152)	(661)
Trust preferred debentures	6	(30)	(24)	17	(371)	(354)
Total interest-bearing liabilities	$(1,390)	$(1,850)	$(3,240)	$(1,950)	$(10,590)	$(12,540)
Net interest income	$2,087	$(699)	$1,388	$11,667	$(4,095)	$7,572
    Interest Income. Interest income, on a tax-equivalent basis, decreased $1.9 million to $58.9 million in the three months ended September 30, 2021 as compared to the same quarter in 2020 primarily due to a decrease in the yields on most earning asset categories. The yield on earning assets decreased 22 basis points to 3.79% from 4.01%, primarily due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $1.0 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively.
Average earning assets increased to $6.16 billion in the third quarter of 2021 from $6.02 billion in the same quarter in 2020. Investment securities increased $144.7 million, accounting for the majority of the increase in average earning assets.
Average loans decreased $3.9 million in the third quarter of 2021 compared to the same quarter one year prior. Average commercial loans decreased $36.8 million. Included in commercial loans are HUD warehouse lines and PPP loans. HUD warehouse lines increased $43.6 million and other commercial loans increased $83.4 million, which partially offset the $163.8 million decrease in PPP loans. PPP loan balances averaged $114.2 million in third quarter of 2021 and generated income of $2.4 million in this period, including net deferred fee accretion of $2.1 million. The PPP loan portfolio yield was 8.28% for the three months ended September 30, 2021. In the third quarter of 2020, the PPP loan portfolio averaged $278.0 million, generated income of $1.9 million, including net deferred fee accretion of $1.2 million, and yielded 2.69%.
Average consumer loans increased $89.9 million in the third quarter of 2021 compared to the third quarter of 2020, primarily as a result of our relationship with GreenSky. Average balances in our commercial real estate loans and lease portfolios also increased this quarter by $53.4 million and $22.6 million, respectively, compared to the prior year quarter. These increases were partially offset by payoffs and repayments in the residential real estate portfolio.
For the nine months ended September 30, 2021, interest income, on a tax-equivalent basis, decreased $5.0 million to $178.6 million as compared to the same period in 2020, primarily due to a decrease in the yields on all earning asset categories. The yield on earning assets decreased 33 basis points to 3.88% from 4.21%, primarily due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $3.5 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Average earning assets increased to $6.15 billion in the first nine months of 2021 from $5.82 billion in the same period in 2020. Increases in average loans and investment securities of $243.5 million and $82.6 million, respectively, accounted for the majority of the $333.6 million increase in average earning assets. Average commercial loans and consumer loans increased $210.0 million and $128.4 million, respectively, for the nine months ended September 30, 2021 compared to the same period of 2020. Increases in HUD warehouse lines accounted for $118.9 million of the increase in average commercial loan balances. PPP loan balances averaged $152.7 million in the nine months ended September 30, 2021 and generated income of $7.4 million, including net deferred fee accretion of $6.2 million. The PPP loan portfolio yield was 6.00% for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the PPP loan portfolio averaged $165.7 million, generated income of $3.3 million, including net deferred fee accretion of $2.1 million, and yielded 2.87%. These increases were partially offset by payoffs and repayments in the residential real estate portfolio.
Interest Expense. Interest expense decreased $3.2 million to $7.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The cost of interest-bearing liabilities decreased to 0.61% for the third quarter of 2021 compared to 0.89% for the third quarter of 2020 primarily due to the continued reduction in rates paid on interest-bearing deposit accounts.
Interest expense on deposits decreased $1.6 million to $2.6 million for the three months ended September 30, 2021 from the comparable period in 2020. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $239.1 million, or 6.5%, to $3.90 billion for the three months ended September 30, 2021 compared to the same period one year earlier. The increase in volume was primarily attributable to increases of commercial deposits and retail deposits of $100.0 million and $88.8 million, respectively, due to new and expanded relationships with commercial clients and customers maintaining additional liquidity.

For the nine month period ended September 30, 2021, interest expense decreased $12.5 million to $24.0 million compared to the nine months ended September 30, 2020. The cost of interest-bearing liabilities decreased to 0.69% for the first nine months of 2021 compared to 1.08% for the same period of 2020. Interest expense on deposits decreased $9.4 million to $8.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the continued reduction in rates paid on interest-bearing deposit accounts. Average balances of interest-bearing deposit accounts increased $203.9 million, or 5.6%, to $3.82 billion for the nine months ended September 30, 2021 compared to the same period one year earlier. The increase in volume was primarily attributable to increases of retail deposits and from our Insured Cash Sweep product offering of $87.7 million and $79.0 million, respectively.

Interest expense on FHLB advances and other borrowings decreased $1.2 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, from the comparable periods in 2020. The Company repaid FHLB advances totaling $200.0 million in accordance with contract terms and prepaid a $50.0 million FHLB advance in the first quarter of 2021, and prepaid an $85.0 million longer term FHLB advance in the second quarter of 2021.

Interest expense on subordinated debt decreased $0.4 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, from the comparable periods in 2020 primarily due to the redemption of $31.1 million of subordinated debt on June 18, 2021. The interest rate on the redeemed subordinated notes was 4.54%, equating to approximately $1.4 million of annual interest expense.
Provision for Credit Losses. The Company's provision for credit losses was a benefit of $0.2 million for the three months ended September 30, 2021. No provision for credit losses on loans was recorded in the quarter, while a benefit of $0.2 million was recorded for credit losses related to investment securities. Provision expense for the three months ended September

30, 2020 totaled $11.7 million, with $11.0 million attributable to loans, $0.5 million related to unfunded loan commitments and $0.2 million related to investment securities. For the nine months ended September 30, 2021 and 2020, the Company recorded provision expense of $2.9 million and $34.3 million, respectively. The decrease in the provision for credit losses for the three and nine months ended September 30, 2021 compared to prior year periods was primarily due to favorable changes in the mix of our loan portfolio and improved economic forecasts as a result of increasing vaccination rates and the lifting of restrictions on businesses by states and municipalities.
The provision for credit losses on loans made during the three and nine months ended September 30, 2021 were made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2021	2020		2021	2020
Noninterest income:
Wealth management revenue	$7,175	$5,559	$1,616	$19,635	$16,934	$2,701
Commercial FHA revenue	411	926	(515)	1,045	5,607	(4,562)
Residential mortgage banking revenue	1,287	3,049	(1,762)	4,423	7,527	(3,104)
Service charges on deposit accounts	2,268	2,092	176	6,010	6,454	(444)
Interchange revenue	3,651	3,283	368	10,823	9,129	1,694
Gain on sales of investment securities, net	160	1,721	(1,561)	537	1,721	(1,184)
Impairment on commercial mortgage servicing rights	(3,037)	(1,418)	(1,619)	(5,460)	(9,993)	4,533
Company-owned life insurance	869	897	(28)	2,592	2,689	(97)
Other income	2,359	2,810	(451)	7,771	6,845	926
Total noninterest income	$15,143	$18,919	$(3,776)	$47,376	$46,913	$463
Wealth management revenue. Income from our wealth management business increased $1.6 million and $2.7 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Assets under administration increased to $4.06 billion at September 30, 2021 from $3.26 billion at September 30, 2020, primarily due to the addition of $399.7 million of assets under administration from the acquisition of ATG Trust at June 1, 2021 and an increase in the market performance as a result of the economic recovery between the two periods.
Commercial FHA revenue. Commercial FHA revenue decreased $0.5 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decline in revenue was attributable to the sale of the loan origination platform in August 2020, resulting in a decline in interest rate locks.
Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended September 30, 2021 decreased to $1.3 million, compared to $3.0 million for the same period in 2020, primarily attributable to a decrease in production. Loans originated in the third quarter of 2021 totaled $60.1 million, with 28% representing refinance transactions versus purchase transactions, compared to loans originated during the same period one year prior, which totaled $94.6 million, with 56% representing refinance transactions.
For the nine months ended September 30, 2021, residential mortgage banking revenue totaled $4.4 million, compared to $7.5 million for the same period in 2020. Loans originated in the first three quarters of 2021 totaled $199.8 million, with 50% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $241.9 million, with 59% representing refinance transactions.
Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $3.0 million and $5.5 million for the three and nine months ended September 30, 2021, respectively. The impairment resulted from loan prepayments as borrowers refinanced their loans in the current low interest rate environment. Loans serviced for others totaled $2.87 billion and $3.73 billion at September 30, 2021 and 2020, respectively.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2021	2020		2021	2020
Noninterest expense:
Salaries and employee benefits	$22,175	$21,118	$1,057	$64,774	$62,921	$1,853
Occupancy and equipment	3,701	4,866	(1,165)	11,437	14,021	(2,584)
Data processing	6,495	5,722	773	18,776	16,657	2,119
Professional	1,738	1,861	(123)	9,472	5,322	4,150
Marketing	860	738	122	2,037	2,513	(476)
Communications	689	916	(227)	2,335	3,152	(817)
Amortization of intangible assets	1,445	1,557	(112)	4,430	4,948	(518)
Impairment related to facilities optimization	—	12,651	(12,651)	—	12,857	(12,857)
FHLB advances prepayment fees	—	—	—	3,677	—	3,677
Other expense	4,189	4,472	(283)	12,374	14,571	(2,197)
Total noninterest expense	$41,292	$53,901	$(12,609)	$129,312	$136,962	$(7,650)
    Salaries and employee benefits. For the three and nine months ended September 30, 2021, salaries and employee benefits expense increased $1.1 million and $1.9 million, respectively, as compared to the same periods in 2020, primarily due to higher incentive and bonus expense in 2021. The Company employed 905 employees at September 30, 2021 compared to 939 employees at September 30, 2020. The reduction in staff was primarily due to the sale of our commercial FHA loan origination platform in August 2020 and the closure of 13 banking facilities in December 2020, partially offset by the 15 employees added as a result of the ATG acquisition in the second quarter of 2021.
Occupancy and equipment expense. For the three and nine months ended September 30, 2021, occupancy and equipment expense decreased $1.2 million and $2.6 million, respectively, as compared to the same periods in 2020. In the third quarter of 2020, we vacated the Love Funding offices as a result of the sale of the commercial FHA loan origination platform, and in December 2020, we closed 13 branches and vacated approximately 23,000 square feet of corporate office space. At September 30, 2021, the Company operated 52 full-service banking centers compared to 65 banking centers at September 30, 2020.
Data processing fees. The $0.8 million and $2.1 million increases in data processing fees for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, respectively, were primarily the result of our continuing investments in technology to better serve our growing customer base.
Professional fees. For the nine months ended September 30, 2021, professional fees increased $4.2 million, as compared to the same period in 2020. The increase was primarily the result of $3.6 million of consulting and legal expenses incurred in the second quarter of 2021 related to the settlement of a tax issue, as previously discussed. Increased business activity, including recruiting expenses, and legal expenses related to the purchase of assets from ATG Trust also contributed to the increased fees in 2021.
Other expense. For the three and nine months ended September 30, 2021, other expense decreased $0.3 million and $2.2 million, respectively, as compared to the same periods in 2020. The Company incurred higher expenses in the first nine months of 2020 compared to 2021 related to OREO expenses and impairment of mortgage servicing rights held for sale.
Income Tax Expense. Income tax expense was $5.9 million for the three months ended September 30, 2021 compared to income tax expense of $3.2 million for the three months ended September 30, 2020. The resulting effective tax rates of were 23.1% and 97.4%, for the three months ended September 30, 2021 and 2020, respectively. The significant increase in the third quarter of 2020 effective tax rate resulted from Love Funding's asset sale, as goodwill of $10.9 million was derecognized and was not deductible for tax purposes, generating tax expense of $3.0 million.
Income tax expense was $10.3 million for the nine months ended September 30, 2021 compared to income tax expense of $7.1 million for the comparable period of 2020. The resulting effective tax rates of were 15.0% and 33.2%, for the nine months ended September 30, 2021 and 2020, respectively. The Company's income tax expense and related effective tax rate for the nine months ended September 30, 2021 benefited from the $6.8 million in settlements related to the treatment of gains recognized on FDIC-assisted transactions discussed earlier. Tax expense and the effective tax rates for the comparable period of 2020 were negatively impacted by Love Funding's asset sale in the third quarter of 2020.
Financial Condition
Assets. Total assets increased to $7.09 billion at September 30, 2021, as compared to $6.87 billion at December 31, 2020.
Loans. The loan portfolio is the largest category of our assets. At September 30, 2021, total loans were $4.92 billion compared to $5.10 billion at December 31, 2020. The following table shows loans by category as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$1,467,335	29.9%	$1,685,575	33.0%
Commercial real estate	1,562,013	31.8	1,525,973	29.9
Construction and land development	200,792	4.1	172,737	3.4
Total commercial loans	3,230,140	65.7	3,384,285	66.3
Residential real estate	344,414	7.0	442,880	8.7
Consumer	928,570	18.9	866,102	17.0
Lease financing	412,430	8.4	410,064	8.0
Total loans, gross	$4,915,554	100.0	$5,103,331	100.0
Allowance for credit losses on loans	(55,675)		(60,443)
Total loans, net	$4,859,879		$5,042,888
    Total loans decreased $187.8 million to $4.92 billion at September 30, 2021 as compared to December 31, 2020. The decrease was primarily attributable to decreased HUD warehouse line utilization and forgiveness of PPP loans. Advances on our HUD warehouse lines of credit decreased $93.1 million to $180.2 million at September 30, 2021, compared to $273.3 million at December 31, 2020. PPP loans decreased $102.0 million to $82.4 million at September 30, 2021, compared to $184.4 million at December 31, 2020.
Total commercial loans totaled $3.23 billion at September 30, 2021, a decline of $154.1 million from December 31, 2020, due primarily to the decreases in the HUD warehouse line and PPP loan portfolios. Our equipment financing business, which is booked in the commercial loans and lease financing portfolios, showed growth of $37.6 million from December 31, 2020 to September 30, 2021. Consumer loans increased $62.5 million as a result of our relationship with GreenSky. These increases were offset in part by payoffs and repayments in the residential real estate portfolio.
On September 15, 2021, The Goldman Sachs Group, Inc. and GreenSky, Inc. announced that they had entered into a definitive agreement pursuant to which Goldman Sachs will acquire GreenSky. We believe there will be a gradual wind down of our GreenSky relationship over the next two years and expect that new loan originations through this partnership will continue through the second or third quarter of 2022, which will enable us to keep outstanding balances in the consumer loan portfolio relatively stable over that time period. After the new loan originations end, we expect the portfolio to begin running off at a rate of approximately $400 million to $450 million over the first 12 months.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2021:

	September 30, 2021
	Within One Year		One Year to Five Years		After Five Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$71,063	$472,451	$661,934	$68,378	$101,055	$92,454	$1,467,335
Commercial real estate	276,843	111,675	553,239	291,887	145,278	183,091	1,562,013
Construction and land development	15,400	46,534	40,481	80,339	4,789	13,249	200,792
Total commercial loans	363,306	630,660	1,255,654	440,604	251,122	288,794	3,230,140
Residential real estate	2,798	7,978	13,277	24,424	157,291	138,646	344,414
Consumer	6,138	1,890	909,242	10,274	1,026	—	928,570
Lease financing	10,229	—	365,755	—	36,446	—	412,430
Total loans	$382,471	$640,528	$2,543,928	$475,302	$445,885	$427,440	$4,915,554
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans decreased $4.8 million to $55.7 million at September 30, 2021, or 1.13% of total loans. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$14,591	0.99%	$19,851	1.18%
Commercial real estate	26,953	1.73	25,465	1.67
Construction and land development	1,131	0.56	1,433	0.83
Total commercial loans	42,675	1.32	46,749	1.38
Residential real estate	3,017	0.88	3,929	0.89
Consumer	2,397	0.26	2,338	0.27
Lease financing	7,586	1.84	7,427	1.81
Total allowance for credit losses on loans	$55,675	1.13	$60,443	1.18
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
The allowance allocated to commercial loans totaled $14.6 million, or 0.99% of total commercial loans, at September 30, 2021, decreasing $5.3 million from $19.9 million at December 31, 2020. Modeled expected credit losses decreased $6.2 million and qualitative factor ("Q-Factor") adjustments related to commercial loans decreased $0.1 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased from $1.2 million at December 31, 2020 to $2.2 million at September 30, 2021.
The allowance allocated to commercial real estate loans totaled $27.0 million, or 1.73% of total commercial real estate loans, at September 30, 2021, increasing $1.5 million, from $25.5 million, or 1.67% of total commercial real estate loans, at December 31, 2020. Modeled expected credit losses related to commercial real estate loans decreased $4.4 million and Q-Factor adjustments related to commercial real estate loans increased $7.0 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $1.4 million at December 31, 2020 to $0.2 million at September 30, 2021.
The allowance allocated to the lease portfolio totaled $7.6 million, or 1.84% of total commercial leases, at September 30, 2021, increasing $0.2 million, from $7.4 million, or 1.81% of total commercial leases at December 31, 2020. Modeled expected credit losses related to commercial leases increased $1.1 million and Q-Factor adjustments related to commercial leases decreased $0.8 million. Specific allocations for commercial leases that were evaluated for expected credit losses on an individual basis decreased from $0.2 million at December 31, 2020 to $0 at September 30, 2021.
As previously stated, the overall loan portfolio decreased $187.8 million, or 3.7%, which included a $218.2 million, or 12.9%, decrease in commercial loans partially offset by a $36.0 million, or 2.4%, increase in commercial real estate loans and a $28.1 million, or 16.2%, increase in construction and land development loans. The weighted average risk grade for commercial loans of 4.63 at September 30, 2021, improved from 4.68 at December 31, 2020. Commercial loans graded “special mention” (risk grade 7) decreased $26.2 million while classified commercial loans (risk grade of 8 or 9) decreased $39.1 million. The weighted-average risk grade for commercial real estate loans improved to 5.22 at September 30, 2021 from 5.42 at December 31, 2020.
In estimating expected credit losses as of September 30, 2021, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) year over year change in U.S. gross domestic product ranging from 4.4% to 5.0% during 2021; (ii) U.S. unemployment rate improving to 4.0% by the third quarter of 2022 with Illinois unemployment rates slightly higher at 4.5%; and (iii) an average 10 year Treasury rate forecasted at 2.20% in the third quarter of 2022. These economic metrics forecast an improving economy in 2022.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of September 30, 2021, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 44 basis points of total loans, increasing slightly from 30 basis points at December 31, 2020. The Q-Factor adjustment at September 30, 2021 was based on an expected positive impact associated with changes in loan portfolio attributes, and a negative impact from other risk factors associated with our commercial real estate portfolio, particularly the risks related to continued decline in commercial real estate prices, and, to a certain level, change in the volume and severity of delinquent commercial real estate loans.
Management also made certain other qualitative adjustments for loans within certain industries that are expected to be more significantly impacted by the COVID-19 pandemic. As of December 31, 2020, we provided an additional qualitative adjustment of $2.3 million for our hotel and motel and our transit and ground transportation loan portfolios. This adjustment was estimated based on continued customer requests for loan modifications, and increased slightly to $2.5 million at September 30, 2021.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and nine months ended September 30, 2021 and 2020:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$58,664	$47,093	$60,443	$28,028
Charge-offs:
Commercial	317	913	3,457	4,763
Commercial real estate	1,663	3,462	3,382	13,081
Construction and land development	138	250	410	324
Residential real estate	35	101	286	496
Consumer	280	307	740	1,271
Lease financing	1,227	628	1,996	2,414
Total charge-offs	3,660	5,661	10,271	22,349
Recoveries:
Commercial	134	47	288	88
Commercial real estate	3	37	16	122
Construction and land development	74	6	221	70
Residential real estate	66	34	180	124
Consumer	93	125	370	499
Lease financing	301	120	478	257
Total recoveries	671	369	1,553	1,160
Net charge-offs	2,989	5,292	8,718	21,189
Provision for credit losses on loans	—	10,970	3,950	33,149
Impact of Adopting ASC 326	—	—	—	12,783
Balance, end of period	$55,675	$52,771	$55,675	$52,771
Gross loans, end of period	$4,915,554	$4,941,466	$4,915,554	$4,941,466
Average total loans	$4,800,063	$4,803,940	$4,872,327	$4,628,786
Net charge-offs to average loans	0.25%	0.44%	0.24%	0.61%
Allowance to total loans	1.13%	1.07%	1.13%	1.07%

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
Net charge-offs for the three months ended September 30, 2021 totaled $3.0 million, compared to $5.3 million for the same period one year ago. For the nine months ended September 30, 2021, net charge-offs totaled $8.7 million, compared to $21.2 million for the same period one year ago. Approximately $10.2 million of the net charge-offs in the first quarter of 2020 were related to three loans that had been on non-performing status with specific reserves held against them for at least one year. These charge-offs were unrelated to the impact of the COVID-19 pandemic.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of September 30, 2021 and December 31, 2020. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	September 30, 2021	December 31, 2020
Nonperforming loans:
Commercial	$14,532	$7,995
Commercial real estate	25,863	27,269
Construction and land development	164	2,863
Residential real estate	9,793	13,030
Consumer	197	303
Lease financing	4,070	2,610
Total nonperforming loans	54,619	54,070
Other real estate owned and other repossessed assets	14,642	21,362
Nonperforming assets	$69,261	$75,432
Nonperforming loans to total loans	1.11%	1.06%
Nonperforming assets to total assets	0.98%	1.10%
We did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2021 or 2020 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.6 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $2.6 million for the three and nine months ended September 30, 2020, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $21,000 and $94,000 for the three and nine months ended September 30, 2021, respectively, and $17,000 and $46,000 for the comparable periods in 2020, respectively.
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

The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
September 30, 2021	$29,801	$27,708	$66,963	$140,488	$5,028	$1,336	$271,324
December 31, 2020	43,890	29,708	83,424	166,769	454	11,176	335,421
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 decreased to $57.5 million as of September 30, 2021, compared to $73.6 million as of December 31, 2020, primarily due to risk rating upgrades of several hotel-related relationships totaling $34.2 million, and a $7.1 million relationship moving to nonaccrual status. Commercial real estate loans with a risk rating of 7 or 8 decreased to $207.5 million as of September 30, 2021, compared to $250.2 million as of December 31, 2020, primarily due to risk rating upgrades of several hotel-related relationships totaling $23.2 million.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table sets forth the book value and percentage of each category of investment securities at September 30, 2021 and December 31, 2020. The book value for investment securities classified as available for sale is equal to fair market value.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$15,787	1.8%	$—	—%
U.S. government sponsored entities and U.S. agency securities	42,166	4.7	35,567	5.2
Mortgage-backed securities - agency	454,648	51.1	344,577	50.9
Mortgage-backed securities - non-agency	32,382	3.6	20,744	3.1
State and municipal securities	144,235	16.2	129,765	19.2
Corporate securities	201,559	22.6	146,058	21.6
Total investment securities, available for sale, at fair value	$890,777	100.0%	$676,711	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2021. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$325	0.1%	0.08%
Maturing in one to five years	15,462	1.7	0.95
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$15,787	1.8%	0.93%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$8,802	1.0%	2.55%
Maturing in one to five years	5,738	0.6	1.14
Maturing in five to ten years	27,383	3.1	1.27
Maturing after ten years	243	—	2.58
Total U.S. government sponsored entities and U.S. agency securities	$42,166	4.7%	1.52%

Mortgage-backed securities - agency:
Maturing within one year	$16,078	1.8%	2.61%
Maturing in one to five years	182,942	20.5	1.85
Maturing in five to ten years	190,423	21.4	1.58
Maturing after ten years	65,205	7.3	1.83
Total mortgage-backed securities - agency	$454,648	51.0%	1.76%

Mortgage-backed securities - non-agency:
Maturing within one year	$5,392	0.6%	2.73%
Maturing in one to five years	26,990	3.0	1.91
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total mortgage-backed securities - non-agency	$32,382	3.6%	2.05%

State and municipal securities (1):
Maturing within one year	$6,070	0.7%	4.14%
Maturing in one to five years	47,385	5.3	4.04
Maturing in five to ten years	49,851	5.6	3.08
Maturing after ten years	40,929	4.6	2.74
Total state and municipal securities	$144,235	16.2%	3.34%

Corporate securities:
Maturing within one year	$3,573	0.4%	3.51%
Maturing in one to five years	19,155	2.2	2.22
Maturing in five to ten years	178,831	20.1	3.64
Maturing after ten years	—	—	—
Total corporate securities	$201,559	22.7%	3.50%
Total investment securities, available for sale	$890,777	100.0%	2.40%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at September 30, 2021.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$15,818	$15,787	$15,787	$—	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	42,543	42,166	36,042	6,124	—	—	—	—
Mortgage-backed securities - agency	454,986	454,648	2,520	452,128	—	—	—	—
Mortgage-backed securities - non-agency	32,406	32,382	32,382	—	—	—	—	—
State and municipal securities	138,323	144,235	16,182	111,654	5,984	2,067	—	8,348
Corporate securities	197,753	201,559	—	—	71,768	125,954	—	3,837
Total investment securities, available for sale	$881,829	$890,777	$102,913	$569,906	$77,752	$128,021	$—	$12,185
Cash and Cash Equivalents. Cash and cash equivalents increased $321.0 million to $662.6 million at September 30, 2021 compared to December 31, 2020. Excess liquidity has been utilized to purchase additional investment securities and reduce FHLB borrowings and subordinated debt. In October 2021, $468.9 million in low-cost servicing deposits were received from Dwight Capital, increasing cash balances. Also in October 2021, the Company used a portion of its excess liquidity to repay $130.0 million of FHLB advances. The Company continues to evaluate prudent alternatives to manage its liquidity.
Loans Held for Sale. Loans held for sale totaled $26.6 million at September 30, 2021, comprised of $17.0 million of commercial real estate loans and $9.6 million of residential real estate loans, compared to $138.1 million at December 31, 2020, comprised of $126.1 million of commercial real estate loans and $12.0 million of residential real estate loans. The commercial real estate loans represented modified loans, originated by Love Funding, that were sold into the secondary market.
Liabilities. Total liabilities totaled $6.44 billion at September 30, 2021, as compared to $6.25 billion at December 31, 2020.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $500.4 million to $5.60 billion at September 30, 2021, as compared to December 31, 2020. Commercial deposits increased $225.6 million from year end due, primarily from funds from PPP loan advances. Retail deposits increased $62.1 million during the same period due in large part to customers' receipt of payments from the American Rescue Plan Act of 2021 stimulus package. Servicing deposits increased $110.5 million. An additional $468.9 million in servicing deposits were received from Dwight Capital in October 2021, in accordance with the commercial FHA origination platform sales agreement.
Deposit mix remained consistent at September 30, 2021 compared to December 31, 2020. At September 30, 2021, total deposits were comprised 29.9% of noninterest-bearing demand accounts, 57.4% of interest-bearing transaction accounts and 12.7% of time deposits.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
(dollars in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate
Deposits:
Noninterest-bearing demand	$1,434,193	—	$1,303,963	—
Interest-bearing:
Checking	1,672,599	0.12%	1,549,668	0.17%
Money market	828,655	0.09	832,867	0.31
Savings	664,354	0.02	584,944	0.02
Time, less than $250,000	554,119	1.04	577,812	1.63
Time, $250,000 and over	149,971	0.83	88,360	1.60
Time, brokered	26,272	1.23	23,182	2.49
Total interest-bearing	$3,895,970	0.26%	$3,656,833	0.46%
Total deposits	$5,330,163	0.19%	$4,960,796	0.34%
    The following table sets forth the maturity of time deposits of $250,000 or more and brokered time deposits as of September 30, 2021:

	Maturity within:
(dollars in thousands)	Three months or less	Three to six months	Six to twelve months	After twelve months	Total
Time, $250,000 and over	$31,883	$11,527	$51,211	$55,401	$150,022
Time, brokered	693	4,386	4,787	14,044	23,910
Total	$32,576	$15,913	$55,998	$69,445	$173,932
    FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $440.2 million and $779.2 million as of September 30, 2021 and December 31, 2020, respectively. The decrease in borrowings was due to FHLB advances totaling $200.0 million being repaid in accordance with contract terms, the prepayment of a $50.0 million FHLB advance in the first quarter of 2021 in conjunction with the termination of an interest rate swap and the prepayment of an $85.0 million longer term FHLB advance in the second quarter of 2021. None of these advances were replaced due to the Company's excess liquidity. As previously mentioned, the Company prepaid FHLB advances totaling $130.0 million on October 22, 2021.
Subordinated Debt. Subordinated debt totaled $139.0 million and $169.8 million as of September 30, 2021 and December 31, 2020, respectively. On June 18, 2021, the Company redeemed all of its outstanding fixed-to-floating rate subordinated notes due June 18, 2025, having an aggregate principal amount of $31.1 million, in accordance with the terms of the notes. The interest rate on the redeemed subordinated notes was 4.54%.
Other Liabilities. Other liabilities totaled $128.9 million and $67.4 million as of September 30, 2021 and December 31, 2020, respectively. The Company had $63.0 million of accrued liabilities at September 30, 2021, related to securities purchased that had not yet settled.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity increased $36.5 million to $657.8 million at September 30, 2021 as compared to December 31, 2020. The Company generated net income of $58.2 million during the first nine months of 2021 and issued $2.5 million of common stock related to employee benefit plans. Offsetting these increases to shareholders’ equity were $18.9 million of dividends to common shareholders and $6.4 million in stock repurchases.

On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. On December 2, 2020, the Company announced that the Board had extended the term of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. On September 7, 2021, the Company announced that the Board approved modifications to the Company’s stock repurchase program, which increased the aggregate repurchase authority to $75.0 million from $50.0 million, and extend the expiration date of the program to December 31, 2022. At the time of the extension, the program had approximately $1.3 million of remaining repurchase authority.
Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2021, $50.1 million, or 2,748,753 shares of the Company’s common stock, had been repurchased under the program, with approximately $24.9 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $79.7 million and $76.5 million at September 30, 2021 and December 31, 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $53.5 million and $54.4 million at September 30, 2021 and December 31, 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $60.7 million and $68.1 million at September 30, 2021 and December 31, 2020, respectively. There were no outstanding borrowings under these lines at September 30, 2021 and December 31, 2020.
At September 30, 2021, the Company had available federal funds lines of credit totaling $45.0 million, which were unused.
On October 12, 2021, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $15.0 million. The loan matures on October 11, 2022 and has a variable rate of interest equal to Daily Simple SOFR plus 1.60%.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2021, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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
At September 30, 2021, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.
The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at September 30, 2021:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.10%	10.50%	N/A
Midland States Bank	12.03	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.73	8.50	N/A
Midland States Bank	11.17	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.55	7.00	N/A
Midland States Bank	11.17	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	8.16	4.00	N/A
Midland States Bank	9.38	4.00	5.00
(1)Total risk-based capital ratio, Tier 1 risk-based capital ratio and Common equity tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.
Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations at September 30, 2021:

	Payments due
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Deposits without a stated maturity	$4,888,773	$—	$—	$—	$4,888,773
Time deposits	454,797	205,600	52,182	24	712,603
Securities sold under repurchase agreements	66,666	—	—	—	66,666
FHLB advances and other borrowings	50,000	180,000	110,000	100,171	440,171
Operating lease obligations	1,801	3,487	1,464	4,035	10,787
Subordinated debt	—	—	546	138,452	138,998
Trust preferred debentures	—	—	—	49,235	49,235
Total contractual obligations	$5,462,037	$389,087	$164,192	$291,917	$6,307,233
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
September 30, 2021:
Dollar change	$(6,747)	$5,078	$9,000
Percent change	(3.4)%	2.6%	4.5%
December 31, 2020:
Dollar change	$(6,585)	$5,790	$10,376
Percent change	(3.1)%	2.7%	4.9%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for the -100, +100 and +200 basis point scenarios at September 30, 2021.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at September 30, 2021, projected that our earnings exhibit reduced sensitivity to changes in interest rates except in the -100 basis point scenario compared to December 31, 2020.
The following table shows EVE at the dates indicated:

	Economic value of equity sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
September 30, 2021:
Dollar change	$(93,797)	$39,917	$69,670
Percent change	(14.6)%	6.2%	10.8%
December 31, 2020:
Dollar change	$(90,487)	$74,568	$131,224
Percent change	(13.9)%	11.5%	20.2%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
The EVE reported at September 30, 2021 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within board policy limits for the +100 and +200 basis point scenarios at September 30, 2021 and out of compliance for the -100 basis point scenario. The Company is continuing to monitor its compliance with this policy limit.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2021.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2021	53,917	$24.88	53,917	$3,815,779
August 1 - 31, 2021	102,730	24.95	102,500	1,258,517
September 1 - 30, 2021	53,760	24.94	53,760	24,917,548
Total	210,407	$24.93	210,177	$24,917,548
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. On December 2, 2020, the Company announced that the Board had extended the expiration date of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. On September 7, 2021, the Company announced that the Board approved modifications to the Company’s stock repurchase program, which increased the aggregate repurchase authority to $75.0 million from $50.0 million, and extend the expiration date of the program to December 31, 2022. At the time of the extension, the program had approximately $1.3 million of remaining repurchase authority. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2021, $50.1 million, or 2,748,753 shares of the Company’s common stock, had been repurchased under the program, with approximately $24.9 million of remaining repurchase authority.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2021 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: November 4, 2021	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)