Form 10-K
period 2021-12-31
Midland States Bancorp, Inc.
filed 2022-02-25
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2021 was $566,736,176 (based on the closing price on the Nasdaq Global Select Market on that date of $26.27).
As of February 15, 2022, the Registrant had 22,031,410 shares of outstanding common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2022, to be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such part.

MIDLAND STATES BANCORP, INC.
2021 ANNUAL REPORT ON FORM 10-K

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
•the failure of assumptions and estimates underlying the establishment of our allowances for credit losses on loans, and estimation of values of collateral and various financial assets and liabilities;
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
•the effects of the Coronavirus Disease ("COVID") pandemic and its potential effects on the economic environment, our customers and our operations, as well as any changes to the federal, state or local government laws, regulations or orders in connection with the pandemic;
•compliance with governmental and regulatory requirements, particularly those relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
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
•developments related to the replacement of the London Inter-Bank Offered Rate (“LIBOR”), and the adoption of a substitute reference rate;

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
PART I
ITEM 1 – BUSINESS
Our Company
Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”), an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. Our banking subsidiary, Midland States Bank (the “Bank”), an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. As of December 31, 2021, the Company had total assets of $7.44 billion, and our wealth management group had assets under administration of approximately $4.22 billion.
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

Our strategic plan is focused on building a performance-based, customer-centric culture, creating revenue diversification, seeking accretive acquisitions, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, in June 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust Company ("ATG Trust"), a trust company based in Chicago, Illinois. In July 2019, the Company completed its acquisition of HomeStar Financial Group, Inc. (“HomeStar”) and its wholly-owned banking subsidiary, HomeStar Bank and Financial Services (“HomeStar Bank”). Additional information on recent acquisitions is presented in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.
Our Principal Businesses
Traditional Community Banking. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois and the St. Louis metropolitan area, where we operated 52 full-service banking offices as of December 31, 2021.
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

We market our lending products and services to qualified lending customers primarily through branch offices and high touch personal service. We focus our business development and marketing strategy primarily on middle market businesses. Our primary products and services include the following:
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
Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit, consisting of loans secured by first or second mortgages on primarily owner occupied primary residences.
Consumer Installment Loans. We provide consumer installment loans for the purchase of cars, boats and other recreational vehicles, as well as for the purchase of major appliances and other home improvement projects. Our major appliance and other home improvement lending is originated principally through national and regional retailers and other vendors of these products and services. We typically use GreenSky Inc., a third party servicer, for our national and regional home improvement loans. On September 15, 2021, The Goldman Sachs Group, Inc. and GreenSky, Inc. announced that they had entered into a definitive agreement pursuant to which Goldman Sachs will acquire GreenSky. Based on recent discussions with GreenSky, we expect to remain in the GreenSky program at least through 2023. During this time, we will continue to originate loans through the GreenSky program with the plan to replace the level of payoffs that we experience and keep the portfolio relatively stable. After the new loan originations end, we expect that approximately 50% of the portfolio would run off over the first 12 months with the remainder paying off over several years.
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
The following table reflects information on the markets we currently serve:

(dollars in thousands)		June 30, 2021		December 31, 2021
County	State	Deposits	Market Share	# of Banking Offices
Winnebago	IL	$922,952	12.97%	7
Kankakee	IL	709,498	29.16	8
Effingham	IL	627,255	28.98	1
St. Charles	MO	529,292	5.90	2
LaSalle	IL	382,005	11.64	4
St. Louis	MO	336,059	0.72	6
Lee	IL	259,169	28.97	1
Boone	IL	244,976	31.06	2
Will	IL	219,531	1.21	3
Whiteside	IL	203,666	10.52	2
Bureau	IL	171,454	14.67	1
Kendall	IL	106,436	5.24	2
Grundy	IL	93,363	5.95	1
Monroe	IL	87,080	7.82	2
Marion	IL	76,986	7.74	1
Fayette	IL	48,757	9.36	2
Champaign	IL	46,433	0.68	1
Jefferson	MO	41,742	1.23	1
St. Clair	IL	38,953	0.75	1
Franklin	MO	38,383	1.24	1
Bond	IL	34,562	8.74	1
Livingston	IL	21,647	1.64	1
St. Louis (City)	MO	1,668	—	1
Human Capital Resources
At December 31, 2021, we had 907 employees, including 43 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

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

Leadership and professional development is also supported through our MASTERS and Midland WOMEN groups. Our MASTERS programs, Midland’s Advanced Study for Talent Enrichment and Resource Strengthening, were created to accelerate the career development of employees exhibiting the growth potential and qualities necessary to ensure the continued success of our Company. A total of 60 employees have participated in this high potential training program since its inception in 2016. Midland WOMEN is an affinity group that focuses on leadership development of women throughout all levels of the organization. Midland WOMEN currently has more than 25 employees participating on various activity committees and offers programs that engage hundreds of Midland employees annually.

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
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary bank, beginning with a discussion of the impact of the COVID pandemic on the banking industry.

It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID Pandemic
The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

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

Reference is made to the COVID discussion under "Operational, Strategic and Reputational Risks" under Item 1A - "Risk Factors" and "Material Trends and Developments - Impact of COVID" under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on the CARES Act, PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.
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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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
As of December 31, 2021: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital; and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID pandemic. Nevertheless, the Company has not currently determined to elect the CBLR, but it may elect the framework at any time.

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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration as a result of the COVID pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.
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
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020 stemming mainly from the COVID pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets.
During the year ended December 31, 2021, the Bank paid supervisory assessments to the DFPR totaling approximately $475,000.
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
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified for 2020 before the COVID pandemic were: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks, (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong, (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins, and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. Pandemic planning and business continuity are now important risk management issues as well. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would also be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

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
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2021, the Bank did not exceed these guidelines.
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
Regulation of Affiliates
The Company operates one affiliate that is regulated by functional financial regulatory agencies. Midland Risk Management Company, Inc. is a captive insurance company organized under the laws of the state of Nevada and subject to regulation, supervision and enforcement by the state Department of Insurance.

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
Our business and operations are sensitive to business and economic conditions in the United States, generally, and particularly the state of Illinois and the St. Louis metropolitan area. If the national, regional and local economies experience worsening economic conditions, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
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
As of December 31, 2021, our allowance for credit losses on loans as a percentage of total loans was 0.98% and as a percentage of total nonperforming loans was 119.92%. Although management believed, as of such date, that the allowance for credit losses on loans was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2021, approximately 45.0% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
Commercial loans represented 66.2% of our total loan portfolio at December 31, 2021. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.
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
Real estate construction loans comprised approximately 3.7% of our total loan portfolio as of December 31, 2021, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.
As of December 31, 2021, we had $12.1 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.
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
Operational, Strategic and Reputational Risks
The COVID pandemic, including variants of the coronavirus, has adversely affected the U.S. economy and our customers, which has had, and may continue to have, a material and adverse effect on our business, financial condition, results of operations and growth prospects.
The COVID pandemic, including variants of the coronavirus, continues to negatively impact the United States and the world. The spread of COVID and the responses of federal, state and local governments have negatively impacted the U.S. economy and our customers, including through periods of economic recession, volatile levels of unemployment, increased inflation, supply chain and labor shortages, and other trends, all of which have had and may continue to have an adverse effect on our business and operations.
In particular, these trends have, among other things, negatively impacted loan demand and our growth strategy, and increased the risk of delinquencies, defaults, foreclosures, and losses on our loans, particularly for our customers with exposure to the hospitality, hotel, restaurant, ground transportation, long-term healthcare and retail industries.
The ultimate impact of the pandemic is highly uncertain and subject to change, and even if after the pandemic subsides, we may continue to experience material adverse impacts to our business as a result of the global economic impact of the pandemic and related governmental and social responses.
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
The United Kingdom's Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced plans to discontinue the publication of LIBOR, an index rate commonly referenced in financial instruments. We have exposure to LIBOR in various aspects of our business through our financial contracts. Instruments that may be impacted include loans, securities, and derivatives, among other financial contracts and subordinated notes indexed to LIBOR and that mature after December 31, 2021.
While there is no certainty as to what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market.
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
Compliance with applicable bank regulations has resulted, and may continue to result, in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, new proposals for legislation may continue to be introduced in the U.S. Congress that could further substantially change regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Legislation and regulations may be impacted by the political ideologies of the executive branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.
We are subject to stringent capital requirements, and failure to comply with these requirements may impact dividend payments and limit our activities.
As a result of the implementation of the Basel III Rule, we are required to meet minimum capital requirements. The failure to meet applicable regulatory capital requirements of the Basel III Rule could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally. In addition, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, of 2.5% above the regulatory minimum capital requirements face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank or the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions by the Bank to the Company, or dividends or stock repurchases by the Company, may be prohibited or limited.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which we expect to occur in 2022. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois, 62401. We own our corporate headquarters office building, which was built in 2011 and also houses our primary operations center. We have additional operations centers located in St. Louis, Missouri and Rockford, Illinois, supporting our banking and wealth management businesses. At December 31, 2021, the Bank operated a total of 52 full-service banking centers, including 41 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 43 were owned, and we leased 9 from unaffiliated third parties.
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

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholders
As of February 15, 2022, the Company had 924 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol MSBI, was $29.90 per share.
Stock Performance Graph
The following graph compares Company's five year cumulative shareholder returns with the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2016 and reinvestment of all quarterly dividends. Measurement points are the last trading day of the second quarter and fourth quarter of each subsequent year through December 31, 2021. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Comparison of Total Return Since 12/31/16

$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
Midland States Bancorp, Inc.
Nasdaq Composite
S&P U.S. Small Cap Banks

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2021	205,015	$25.58	205,015	$19,673,699
November 1 - 30, 2021	19,261	25.91	—	19,673,699
December 1 - 31, 2021	242	24.08	—	19,673,699
Total	224,518	$25.60	205,015	$19,673,699
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. On December 2, 2020, the Company announced that the Board had extended the expiration date of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. On September 7, 2021, the Company announced that the Board approved modifications to the Company’s stock repurchase program, which increased the aggregate repurchase authority to $75.0 million from $50.0 million, and extended the expiration date of the program to December 31, 2022. At the time of the extension, the program had approximately $1.3 million of remaining repurchase authority. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2021, $55.3 million, or 2,953,768 shares of the Company’s common stock, had been repurchased under the program.

Unregistered Sales of Equity Securities
None.
ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto, included in Item 8 - "Financial Statements and Supplementary Data", and other financial data appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” Item 1A – "Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.
Overview
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, and trust and investment management services and insurance and financial planning services. As of December 31, 2021, we had assets of $7.44 billion, deposits of $6.11 billion and shareholders’ equity of $663.8 million.
Our strategic plan is focused on building a performance-based, customer-centric culture, creating revenue diversification, seeking accretive acquisitions, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, on January 25, 2022, the Company announced the signing of a branch purchase and assumption agreement with FNBC Bank & Trust (“FNBC”) whereby Midland has agreed to acquire the deposits and certain loans and other assets associated with FNBC’s branches in Mokena and Yorkville, Illinois. We expect to acquire approximately $86 million of deposits and approximately $26 million of loans. The transaction is expected to close during the second quarter of 2022, subject to regulatory approval and other customary closing conditions. On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust, a trust company based in Chicago, Illinois. In July 2019, the Company completed its acquisition of HomeStar and its wholly-owned banking subsidiary, HomeStar Bank. Additional information on recent acquisitions is presented in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.
Our principal lines of business include traditional community banking and wealth management. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and has grown to $4.22 billion of assets under administration as of December 31, 2021.
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
Credit Reserves. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against estimated losses in our loan portfolio. Our allowance for credit losses on loans totaled $51.1 million, or 0.98% of total loans, and $60.4 million, or 1.18% of total loans, at December 31, 2021 and 2020, respectively.
Effective January 1, 2020, the Company adopted CECL. The CECL model requires a reporting entity to estimate credit losses expected over the “life” of an asset, or pool of assets. The estimate of expected credit losses considers historical information, current information, and the reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. The allowance for credit losses ("ACL") on loans and related provision for credit losses on loans was modeled under the provisions of CECL for the twelve months ended December 31, 2021 and 2020, as opposed to the incurred loss model for periods prior to January 1, 2020.
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
Impact of COVID. The progression of the COVID pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the twelve months ended December 31, 2021 and 2020, and may continue to have a complex and adverse impact on the economy, the banking industry and our Company in future fiscal periods.
Effects on Our Business. The COVID pandemic, federal, state and local government responses to the pandemic, and the effects of the existing and future variants of the disease, including the Delta and Omicron variants, have had, and are expected to continue to have, a significant impact on our business. In particular, a significant portion of the Bank’s borrowers in the hotel, restaurant, ground transportation, long-term healthcare and retail industries have endured significant economic distress, which has adversely affected their ability to repay existing indebtedness and adversely impacted the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our equipment leasing business and loan portfolio, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans.
Our Response. We have taken numerous steps in response to the COVID pandemic, including the following:
•The Bank has granted requests for payment deferrals on loans related to the impact of COVID on such borrowers. At December 31, 2021, loans totaling $13.3 million, or 0.3% of total loans, were on deferral. Deferrals of $8.0 million related to assisted living facilities and $3.1 million related to transit and ground transportation accounted for 83% of our deferrals at December 31, 2021. This is a significant improvement from December 31, 2020, when loans totaling $209.1 million were on deferral. Deferrals of $82.6 million related to the hotel and motel industry and $44.1 million related to transit and ground transportation accounted for 61% of our deferrals at December 31, 2020. We are continuing to work with our customers to address their specific needs.
•The Bank participated as a lender in the PPP and began taking applications on the first day of the program. We funded $418.2 million in PPP loans since its inception, and at December 31, 2021, we had $52.5 million of PPP loans outstanding to 535 customers. Income recognized on PPP loans totaled $9.0 million, including net deferred fee accretion of $7.6 million, in 2021 compared to income of $7.1 million, including net deferred fee accretion of $5.2 million, in 2020. The resulting PPP portfolio yield was 6.36% and 3.99% for the twelve months ended December 31, 2021 and 2020, respectively.
Additional Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations and financial condition in 2021 and 2020, and may affect the comparability of financial information we report in future fiscal periods.
FHLB Advance Prepayments. During 2021, the Company pre-paid FHLB advances of $50.0 million in the first quarter, $85.0 million in the second quarter and $130.0 million in the fourth quarter. In the fourth quarter of 2020, the Company pre-paid $114.2 million of FHLB advances. As a result, we paid prepayment fees of $8.5 million in 2021 and $4.9 million in 2020.
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

Facilities Optimization Plan. The Company closed 13 branches, or 20% of its branch network, and vacated approximately 23,000 square feet of corporate office space between September 3, 2020 and December 31, 2020, recording $12.7 million of asset impairment on existing banking facilities and $0.8 million in other related charges. The branch and corporate office reductions resulted in cost savings of $3.7 million in 2021. Additionally, the Company plans to renovate and upgrade five additional branches to reduce the size of and better utilize those facilities to serve retail and commercial customers. The timing and scope are under review as the Company evaluates the impact of supply chain pressures and building supply costs on these planned projects. We had facility-related assets classified as held for sale in other assets on the consolidated balance sheet of $2.3 million and $4.2 million at December 31, 2021 and 2020, respectively.
Sale of Commercial FHA Origination Platform. On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York.
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Effective January 1, 2020, PCI loans were reclassified as purchased credit deteriorated ("PCD") loans, and due to this change, accretion income will decrease in future periods. Our reported net interest margins for 2021 and 2020 were 3.33% and 3.40%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $4.3 million and $7.7 million in 2021 and 2020, respectively, increasing the reported net interest margins by 7 and 13 basis points for each respective period.
Results of Operations
For discussion of the results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019, refer to Item 7 of the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on February 26, 2021, which is incorporated herein by reference.

Overview. The following table sets forth condensed income statement information of the Company for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Income Statement Data:
Interest income	$237,817	$244,888	$249,518
Interest expense	30,142	45,752	59,703
Net interest income	207,675	199,136	189,815
Provision for credit losses	3,393	44,361	16,985
Noninterest income	69,899	61,249	75,282
Noninterest expense	175,069	184,010	175,641
Income before income taxes	99,112	32,014	72,471
Income taxes	17,795	9,477	16,687
Net income	81,317	22,537	55,784
Preferred stock dividends and premium amortization	—	—	46
Net income available to common shareholders	$81,317	$22,537	$55,738
Per Share Data:
Basic earnings per share	$3.58	$0.95	$2.28
Diluted earnings per share	3.57	0.95	2.26
Performance Metrics:
Return on average assets	1.18%	0.35%	0.96%
Return on average shareholders' equity	12.65	3.55	8.74
In 2021, we generated net income of $81.3 million, or diluted earnings per common share of $3.57, compared to net income of $22.5 million, or diluted earnings per common share of $0.95 in 2020. Earnings in 2021 increased primarily due to an $8.5 million increase in net interest income, a $41.0 million decrease in provision for credit losses, an $8.7 million increase in noninterest income and an $8.9 million decrease in noninterest expense. These results were partially offset by an $8.3 million increase in income tax expense. These are discussed in further detail below.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a federal income tax rate of 21% for 2021 and 2020.
In 2021, net interest income, on a tax-equivalent basis, increased to $209.2 million with a tax-equivalent net interest margin of 3.33% compared to net interest income, on a tax-equivalent basis, of $200.9 million and a tax-equivalent net interest margin of 3.40% in 2020.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2021			2020			2019
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield / Rate	Average Balance	Interest & Fees	Yield / Rate	Average Balance	Interest & Fees	Yield / Rate
EARNING ASSETS:
Federal funds sold and cash investments	$518,804	$728	0.14%	$433,965	$1,479	0.34%	$245,772	$4,951	2.01%
Investment securities:
Taxable investment securities	646,079	13,898	2.15	533,985	14,789	2.77	502,557	14,690	2.92
Investment securities exempt from federal income tax (1)	130,495	4,222	3.24	119,612	4,471	3.74	144,721	5,187	3.58
Total securities	776,574	18,120	2.33	653,597	19,260	2.95	647,278	19,877	3.07
Loans:
Loans (2)	4,821,718	213,922	4.44	4,622,651	217,459	4.70	4,127,374	218,416	5.29
Loans exempt from federal income tax (1)	81,730	3,127	3.83	99,173	3,937	3.97	105,436	4,549	4.31
Total loans	4,903,448	217,049	4.43	4,721,824	221,396	4.69	4,232,810	222,965	5.27
Loans held for sale	37,638	1,115	2.96	52,233	1,881	3.60	34,910	1,375	3.94
Nonmarketable equity securities	47,045	2,348	4.99	49,623	2,638	5.32	44,061	2,395	5.44
Total earning assets	6,283,509	239,360	3.81	5,911,242	246,654	4.17	5,204,831	251,563	4.83
Noninterest-earning assets	598,083			617,984			630,255
Total assets	$6,881,592			$6,529,226			$5,835,086
INTEREST-BEARING LIABILITIES
Checking and money market deposits	$2,467,288	$3,020	0.12%	$2,330,657	$7,879	0.34%	$1,888,354	$14,390	0.76%
Savings deposits	655,735	164	0.02	567,398	245	0.04	489,270	892	0.18
Time deposits	690,558	7,373	1.07	712,344	12,760	1.79	767,583	15,470	2.02
Brokered time deposits	32,419	400	1.23	24,387	614	2.52	136,503	3,442	2.52
Total interest-bearing deposits	3,846,000	10,957	0.28	3,634,786	21,498	0.59	3,281,710	34,194	1.04
Short-term borrowings	68,986	86	0.12	60,306	178	0.30	121,168	835	0.69
FHLB advances and other borrowings	473,371	8,443	1.78	650,683	12,033	1.85	600,454	13,935	2.32
Subordinated debt	153,126	8,705	5.68	169,748	9,730	5.73	119,353	7,404	6.20
Trust preferred debentures	49,098	1,951	3.97	48,554	2,313	4.76	48,043	3,335	6.94
Total interest-bearing liabilities	4,590,581	30,142	0.66	4,564,077	45,752	1.00	4,170,728	59,703	1.43
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing deposits	1,568,005			1,255,031			959,363
Other noninterest-bearing liabilities	80,308			75,123			66,688
Total noninterest-bearing liabilities	1,648,313			1,330,154			1,026,051
Shareholders’ equity	642,698			634,995			638,307
Total liabilities and shareholders’ equity	$6,881,592			$6,529,226			$5,835,086
Net interest income / net interest margin (3)		$209,218	3.33%		$200,902	3.40%		$191,860	3.69%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a statutory federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.5 million, $1.8 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	Year Ended December 31, 2021 Compared with Year Ended December 31, 2020			Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
INTEREST-EARNING ASSETS:
Federal funds sold & cash investments	$203	$(954)	$(751)	$2,216	$(5,688)	$(3,472)
Investment securities:
Taxable investment securities	2,758	(3,649)	(891)	895	(796)	99
Investment securities exempt from federal income tax	379	(628)	(249)	(919)	203	(716)
Total securities	3,137	(4,277)	(1,140)	(24)	(593)	(617)
Loans:
Loans	9,098	(12,635)	(3,537)	24,754	(25,711)	(957)
Loans exempt from federal income tax	(679)	(131)	(810)	(259)	(353)	(612)
Total loans	8,419	(12,766)	(4,347)	24,495	(26,064)	(1,569)
Loans held for sale	(479)	(287)	(766)	653	(147)	506
Nonmarketable equity securities	(133)	(157)	(290)	299	(56)	243
Total earning assets	$11,147	$(18,441)	$(7,294)	$27,639	$(32,548)	$(4,909)
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$314	$(5,173)	$(4,859)	$2,432	$(8,944)	$(6,512)
Savings deposits	31	(112)	(81)	88	(735)	(647)
Time deposits	(312)	(5,075)	(5,387)	(1,051)	(1,659)	(2,710)
Brokered time deposits	151	(365)	(214)	(2,824)	(3)	(2,827)
Total interest-bearing deposits	184	(10,725)	(10,541)	(1,355)	(11,341)	(12,696)
Short-term borrowings	19	(111)	(92)	(300)	(357)	(657)
FHLB advances and other borrowings	(3,221)	(369)	(3,590)	1,047	(2,949)	(1,902)
Subordinated debt	(949)	(76)	(1,025)	3,007	(681)	2,326
Trust preferred debentures	24	(386)	(362)	30	(1,052)	(1,022)
Total interest-bearing liabilities	$(3,943)	$(11,667)	$(15,610)	$2,429	$(16,380)	$(13,951)
Net interest income	$15,090	$(6,774)	$8,316	$25,210	$(16,168)	$9,042
Interest Income. Interest income, on a tax-equivalent basis, decreased $7.3 million to $239.4 million in 2021 as compared to 2020 primarily due to a decrease in the yields on all earning asset categories. The yield on earning assets decreased 36 basis points to 3.81% from 4.17%. The decrease in yield on earning assets was primarily due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $4.3 million and $7.7 million in 2021 and 2020, respectively.
Average earning assets increased to $6.28 billion in 2021 from $5.91 billion in 2020. Increases in average loans and investment securities of $181.6 million and $123.0 million, respectively, accounted for the majority of the $372.3 million increase in average earning assets. Average commercial loans and consumer loans increased $124.1 million and $119.3 million, respectively, for the twelve months ended December 31, 2021 compared to the same period of 2020. Increases in commercial FHA warehouse lines accounted for $73.7 million of the increase in average commercial loan balances. PPP loan balances averaged $141.3 million in 2021, generated income of $9.0 million and yielded 6.36%. In 2020, the PPP loan portfolio averaged $235.6 million, generated income of $7.1 million and yielded 3.99%. The average balance of our residential real estate portfolio decreased by $135.5 million in 2021 compared to 2020 due to payoffs and scheduled repayments.
Interest Expense. Interest expense decreased $15.6 million to $30.1 million in 2021 compared to 2020. The cost of interest-bearing liabilities decreased to 0.66% in 2021 compared to 1.00% for the prior year primarily due to the continued reduction in rates paid on interest-bearing deposit accounts.

Interest expense on deposits decreased to $11.0 million in 2021 from $21.5 million in 2020. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $211.2 million, or 5.8%, to $3.85 billion for the year ended December 31, 2021 compared to 2020. The increase in volume was primarily attributable to increases of retail deposits, commercial deposits and from our Insured Cash Sweep product offering of $83.2 million, $65.0 million and $64.9 million, respectively.

Interest expense on FHLB advances and other borrowings decreased $3.6 million for the year ended December 31, 2021, from the comparable period in 2020. Average balances decreased $177.3 million in 2021 compared to 2020, due in large part to the Company prepaying $265.0 million of longer term FHLB advances during the year.

Interest expense on subordinated debt decreased $1.0 million in 2021 from 2020 primarily due to the redemption of $31.1 million of subordinated debt on June 18, 2021. The interest rate on the redeemed subordinated notes was 4.54%.

Provision for Credit Losses. The Company's provision for credit losses was $3.4 million in 2021. The provision for credit losses on loans was $4.0 million, partially offset by the recognition of expense reversals of $0.4 million and $0.1 million related to unfunded loan commitments and investment securities, respectively. Provision expense recognized in 2020 totaled $44.4 million, with $43.1 million attributable to loans, $0.8 million related to unfunded loan commitments and $0.4 million related to investment securities. The decrease in the provision for credit losses on loans in 2021 compared to prior year was primarily due to lower net charge-offs, favorable changes in the mix of our loan portfolio and improved economic forecasts as a result of increasing immunization rates and the lifting of restrictions on businesses by states and municipalities.
The provision for credit losses on loans recognized during 2021 and 2020 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table sets forth the major components of our noninterest income for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,			2021 Compared to 2020		2020 Compared to 2019
(dollars in thousands)	2021	2020	2019	Increase (decrease)		Increase (decrease)
Noninterest income:
Wealth management revenue	$26,811	$22,802	$21,832	$4,009	17.6%	$970	4.4%
Commercial FHA revenue	1,414	6,007	15,309	(4,593)	(76.5)	(9,302)	(60.8)
Residential mortgage banking revenue	5,526	9,812	2,928	(4,286)	(43.7)	6,884	235.1
Service charges on deposit accounts	8,348	8,603	11,027	(255)	(3.0)	(2,424)	(22.0)
Interchange revenue	14,500	12,266	11,992	2,234	18.2	274	2.3
Gain on sales of investment securities, net	537	1,721	674	(1,184)	(68.8)	1,047	155.3
Impairment on commercial mortgage servicing rights	(7,532)	(12,337)	(2,139)	4,805	(38.9)	(10,198)	476.8
Company-owned life insurance	4,496	3,581	3,640	915	25.6	(59)	(1.6)
Other income	15,799	8,794	10,019	7,005	79.7	(1,225)	(12.2)
Total noninterest income	$69,899	$61,249	$75,282	$8,650	14.1%	$(14,033)	(18.6)%
Wealth management revenue. Income from our wealth management business for 2021 totaled $26.8 million as compared to $22.8 million in the same period of 2020. Assets under administration increased to $4.22 billion at December 31, 2021 from $3.48 billion at December 31, 2020, primarily due to the addition of $399.7 million of assets under administration from the acquisition of ATG Trust at June 1, 2021 and an increase in the market performance as a result of the economic recovery between the two periods.
Commercial FHA revenue. Commercial FHA revenue decreased $4.6 million for the twelve months ended December 31, 2021, as compared to the same period in 2020. The decline in revenue was attributable to the sale of the loan origination platform in August 2020, resulting in a decline in interest rate locks.
Residential mortgage banking revenue. Residential mortgage banking revenue for 2021 totaled $5.5 million, compared to $9.8 million in 2020, primarily attributable to a decrease in production. Loans originated for sale into the secondary market in 2021 totaled $211.6 million, with 46% representing refinance transactions versus purchase transactions. Similar loans originated during the prior year totaled $296.5 million with 59% representing refinance transactions.

Interchange revenue. Interchange revenue totaled $14.5 million in 2021 compared to $12.3 million in 2020. Transaction volume increased due to an increase in the number of deposit transaction accounts opened in 2021 and continued increase in electronic payments volume.
Impairment of commercial mortgage servicing rights. Impairment of commercial mortgage servicing rights was $7.5 million for 2021 compared to $12.3 million for 2020. The impairment resulted from loan prepayments as borrowers refinanced their loans in the current low interest rate environment. Loans serviced for others totaled $2.65 billion and $3.50 billion at December 31, 2021 and 2020, respectively.
Company owned life insurance. In the fourth quarter of 2021, the Company recognized $1.1 million of death benefits due to the passing of its former CEO and President.
Other noninterest income. Other income totaled $15.8 million for 2021, an increase of $7.0 million, as compared to 2020. In 2021, the Company recognized $2.2 million of income on the termination of hedged interest rate swaps and $4.2 million of unrealized income on equity investments in FinTech-related venture capital funds and SBIC limited partnerships.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,			2021 Compared to 2020		2020 Compared to 2019
(dollars in thousands)	2021	2020	2019	Increase (decrease)		Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$86,883	$85,557	$91,906	$1,326	1.5%	$(6,349)	(6.9)%
Occupancy and equipment	14,866	17,552	18,811	(2,686)	(15.3)	(1,259)	(6.7)
Data processing	24,595	22,643	21,390	1,952	8.6	1,253	5.9
Professional	10,971	7,234	8,783	3,737	51.7	(1,549)	(17.6)
Marketing	3,239	3,498	3,927	(259)	(7.4)	(429)	(10.9)
Communications	3,002	4,052	3,693	(1,050)	(25.9)	359	9.7
Amortization of intangible assets	5,855	6,504	7,090	(649)	(10.0)	(586)	(8.3)
Impairment related to facilities optimization	—	12,847	3,577	(12,847)	(100.0)	9,270	100.0
FHLB advances prepayment fees	8,536	4,872	—	3,664	100.0	4,872	—
Other expense	17,122	19,251	16,464	(2,129)	(11.1)	2,787	16.9
Total noninterest expense	$175,069	$184,010	$175,641	$(8,941)	(4.9)%	$8,369	4.8%
Salaries and employee benefits. Salaries and employee benefits expense for 2021 totaled $86.9 million, compared to $85.6 million in 2020, primarily due to higher incentive and bonus expense in 2021. The Company employed 907 employees at December 31, 2021 compared to 904 employees at December 31, 2020.
Occupancy and equipment expense. The $2.7 million decrease in expense was primarily due to the Company operating fewer offices in 2021 compared to 2020. In the third quarter of 2020, we vacated the Love Funding offices as a result of the sale of the commercial FHA loan origination platform, and in December 2020, we closed 13 branches and vacated approximately 23,000 square feet of corporate office space. The Company operated 52 full-service banking centers at December 31, 2021.
Data processing fees. The $2.0 million increase in data processing fees during 2021, as compared to 2020, was primarily the result of our continuing investments in technology to better serve our growing customer base.

Professional fees. The $3.7 million increase in professional fees in 2021, as compared to 2020, was primarily the result of $3.6 million of consulting and legal expenses incurred in the second quarter of 2021 related to the settlement of a tax issue.
Impairment on facilities optimization. In December 2020, the Company closed 13 branches and vacated approximately 23,000 square feet of corporate office space. As a result of that plan, we recorded $12.7 million of asset impairment on existing banking facilities and $0.8 million in other related charges.
FHLB advances prepayment fees. During 2021, the Company pre-paid FHLB advances of $50.0 million in the first quarter, $85.0 million in the second quarter and $130.0 million in the fourth quarter. In the fourth quarter of 2020, the Company pre-paid $114.2 million of FHLB advances. As a result, we incurred prepayment fees of $8.5 million in 2021 and $4.9 million in 2020.
Other expense. Other expense decreased $2.1 million as compared to 2020. The Company incurred higher expenses in 2020 compared to 2021 related to OREO expenses and impairment of mortgage servicing rights held for sale.
Income Tax Expense. Income tax expense was $17.8 million in 2021 compared to $9.5 million in 2020. Effective tax rates for 2021 and 2020 were 18.0% and 29.6%, respectively. The Company's income tax expense and related effective tax rate for 2021 benefited from the $6.8 million in settlements related to the treatment of gains recognized on FDIC-assisted transactions discussed earlier. Tax expense and the effective tax rate for the comparable period of 2020 were negatively impacted by Love Funding's asset sale in the third quarter of 2020.
Financial Condition
Assets. Total assets increased to $7.44 billion at December 31, 2021, as compared to $6.87 billion at December 31, 2020.
Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2021, 2020 and 2019:

	As of December 31,
	2021		2020		2019
(dollars in thousands)	Book Value	%	Book Value	%	Book Value	%
Loans:
Commercial	$1,450,188	27.8%	$1,685,575	33.0%	$1,055,185	24.0%
Commercial real estate	1,816,828	34.8	1,525,973	29.9	1,526,504	34.7
Construction and land development	193,749	3.7	172,737	3.4	208,733	4.7
Total commercial loans	3,460,765	66.2	3,384,285	66.3	2,790,422	63.4
Residential real estate	338,151	6.5	442,880	8.7	568,291	12.9
Consumer	1,002,605	19.2	866,102	17.0	710,116	16.1
Lease financing	423,280	8.1	410,064	8.0	332,581	7.6
Total loans, gross	5,224,801	100.0	5,103,331	100.0	4,401,410	100.0
Allowance for credit losses on loans	(51,062)		(60,443)		(28,028)
Total loans, net	$5,173,739		$5,042,888		$4,373,382
Loans totaled $5.22 billion at December 31, 2021, an increase of $121.5 million, or 2.4%, from one year prior. The loan growth was primarily reflected in our commercial real estate and consumer loan portfolios, which increased $290.9 million and $136.5 million, respectively. These increases were offset in part by payoffs and repayments in the residential real estate portfolio.
Commercial loans, which includes PPP loans and commercial FHA warehouse lines, decreased $235.4 million to $1.45 billion at December 31, 2021 as compared to December 31, 2020. PPP loans at December 31, 2021 totaled $52.5 million, a decrease of $131.9 million from December 31, 2020. Advances on our commercial FHA warehouse lines of credit decreased $181.4 million to $91.9 million at December 31, 2021. Excluding the decreases in PPP loans and commercial FHA warehouse lines, commercial loans increased $77.9 million, primarily from our equipment financing business.
Consumer loans increased $136.5 million primarily as a result of our relationship with GreenSky. On September 15, 2021, The Goldman Sachs Group, Inc. and GreenSky, Inc. announced that they had entered into a definitive agreement pursuant to which Goldman Sachs will acquire GreenSky. Based on recent discussions with GreenSky, we expect to remain in the GreenSky program at least through 2023. During this time, we will continue to originate loans through the GreenSky program with the plan to replace the level of payoffs that we experience and keep the portfolio relatively stable. After the new loan originations end, we expect that approximately 50% of the portfolio would run off over the first 12 months with the remainder paying off over several years.

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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2021:

	December 31, 2021
	Within One Year		One Year to Five Years		Five Year to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial	$58,716	$391,580	$673,656	$128,114	$146,061	$40,589	$3,049	$8,423	$1,450,188
Commercial real estate	268,282	132,972	674,699	375,908	148,114	156,521	17,996	42,336	1,816,828
Construction and land development	15,189	50,440	44,786	60,108	9,241	8,427	130	5,428	193,749
Total commercial loans	342,187	574,992	1,393,141	564,130	303,416	205,537	21,175	56,187	3,460,765
Residential real estate	2,307	7,510	13,618	23,885	28,044	30,897	126,551	105,339	338,151
Consumer	5,931	1,880	987,951	5,981	854	—	8	—	1,002,605
Lease financing	10,069	—	377,241	—	35,970	—	—	—	423,280
Total loans	$360,494	$584,382	$2,771,951	$593,996	$368,284	$236,434	$147,734	$161,526	$5,224,801
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

Analysis of the Allowance for Credit Losses on Loans. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	As of December 31,
	2021		2020		2019
(dollars in thousands)	Allowance	% (2)	Allowance	% (2)	Allowance(1)	% (2)
Loans:
Commercial	$14,375	0.99%	$19,851	1.18%	$10,031	0.95%
Commercial real estate	22,993	1.27	25,465	1.67	10,272	0.67
Construction and land development	972	0.50	1,433	0.83	290	0.14
Total commercial loans	38,340	1.11	46,749	1.38	20,593	0.74
Residential real estate	2,695	0.80	3,929	0.89	2,499	0.44
Consumer	2,558	0.26	2,338	0.27	2,642	0.37
Lease financing	7,469	1.76	7,427	1.81	2,294	0.69
Total allowance for credit losses on loans	$51,062	0.98	$60,443	1.18	$28,028	0.64
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
The allowance allocated to commercial loans totaled $14.4 million, or 0.99% of total commercial loans, at December 31, 2021, decreasing $5.5 million from $19.9 million at December 31, 2020. Modeled expected credit losses decreased $7.6 million and qualitative factor ("Q-Factor") adjustments related to commercial loans increased $0.4 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased from $1.2 million at December 31, 2020 to $2.9 million at December 31, 2021.
The allowance allocated to commercial real estate loans totaled $23.0 million, or 1.27% of total commercial real estate loans, at December 31, 2021, decreasing $1.5 million, from $25.5 million, or 1.67% of total commercial real estate loans, at December 31, 2020. Modeled expected credit losses related to commercial real estate loans decreased $7.9 million and Q-Factor adjustments related to commercial real estate loans increased $6.6 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $1.4 million at December 31, 2020 to $0.1 million at December 31, 2021.
As previously stated, the overall loan portfolio increased $121.5 million, or 2.4%, which included a $290.9 million, or 19.1%, increase in commercial real estate loans, a $21.0 million, or 12.2%, increase in construction and land development loans and a $77.9 million, or 6.3%, increase in increase in commercial loans, excluding PPP loans and commercial FHA warehouse lines. The weighted average risk grade for commercial loans of 4.53 at December 31, 2021, improved from 4.68 at December 31, 2020. Commercial loans graded “special mention” (risk grade 7) decreased $16.2 million while classified commercial loans (risk grade of 8 or 9) decreased $4.5 million. The weighted-average risk grade for commercial real estate loans improved to 5.02 at December 31, 2021 from 5.42 at December 31, 2020.
In estimating expected credit losses as of December 31, 2021, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) year over year change in U.S. gross domestic product ranging from 4.5% to 5.0% over the next three quarters; (ii) U.S. unemployment rate improving to 3.7% by the fourth quarter of 2022 with Illinois unemployment rates slightly higher at 4.0%; and (iii) an average 10 year Treasury rate forecasted at 2.30% in the fourth quarter of 2022. These economic metrics forecast an improving economy in 2022.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2021, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 43 basis points of total loans, increasing slightly from 30 basis points at December 31, 2020. The Q-Factor adjustment at December 31, 2021 was based on an expected positive impact associated with changes in loan review system and oversight, and a negative impact from other risk factors associated with our commercial real estate portfolio, particularly the risks related to complex and higher loan balance relationships, and, to a certain level, change in the volume and severity of delinquent commercial real estate loans.
Management also made certain other qualitative adjustments for loans within certain industries that are expected to be more significantly impacted by the COVID pandemic. As of December 31, 2020, we provided an additional qualitative adjustment of $2.3 million for our hotel and motel and our transit and ground transportation loan portfolios based on continued customer requests for loan modifications. This qualitative adjustment was fully reversed in 2021 due to improvements within the portfolios.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the years indicated:

	As of and for the Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance, beginning of period	$60,443	$28,028	$20,903
Impact of adopting ASC 326	—	8,546	—
Impact of adopting ASC 326 - PCD loans	—	4,237	—
Charge-offs:
Commercial	6,465	5,589	3,412
Commercial real estate	3,524	13,637	3,339
Construction and land development	448	376	44
Residential real estate	398	522	1,076
Consumer	1,158	1,624	1,946
Lease financing	3,427	3,706	2,251
Total charge-offs	15,420	25,454	12,068
Recoveries:
Commercial	341	147	67
Commercial real estate	21	324	949
Construction and land development	221	107	15
Residential real estate	249	184	142
Consumer	514	645	667
Lease financing	743	530	368
Total recoveries	2,089	1,937	2,208
Net charge-offs	13,331	23,517	9,860
Provision for credit losses on loans	3,950	43,149	16,985
Balance, end of period	$51,062	$60,443	$28,028
Gross loans, end of period	$5,224,801	$5,103,331	$4,401,410
Average total loans	$4,903,447	$4,721,823	$4,232,810
Net charge-offs to average loans	0.27%	0.50%	0.23%
Allowance to total loans	0.98%	1.18%	0.64%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals or other market comparable information. Recoveries on loans previously charged off are added to the allowance.
Net charge-offs for 2021 totaled $13.3 million, compared to $23.5 million for 2020. Approximately $10.2 million of the net charge-offs in 2020 were related to three loans that had been on non-performing status with specific reserves held against them for at least one year. These charge-offs were unrelated to the impact of the COVID pandemic. Net charge-offs to average loans were 0.27% and 0.50% for 2021 and 2020, respectively.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID are not included as TDRs as of December 31, 2021 and 2020. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

	As of December 31,
(dollars in thousands)	2021	2020	2019
Nonperforming loans:
Commercial	$12,261	$7,995	$6,278
Commercial real estate	19,175	27,269	23,462
Construction and land development	120	2,863	1,349
Residential real estate	7,912	13,030	9,024
Consumer	208	303	376
Lease financing	2,904	2,610	1,593
Total nonperforming loans	42,580	54,070	42,082
Other real estate owned and other repossessed assets	14,488	21,362	7,945
Nonperforming assets	$57,068	$75,432	$50,027
Nonperforming loans to total loans	0.81%	1.06%	0.96%
Nonperforming assets to total assets	0.77%	1.10%	0.82%
Allowance for credit losses to nonperforming loans	119.92%	111.79%	66.60%
    We did not recognize interest income on nonaccrual loans during the years ended December 31, 2021 and 2020 while they were in nonaccrual status. Additional interest income that we would have recognized on these loans had they been current in accordance with their original terms was $2.7 million and $3.3 million during the years ended December 31, 2021 and 2020, respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million during each of the years ended December 31, 2021 and 2020.
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

The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial Real Estate		Construction & Land Development
	Risk Category		Risk Category		Risk Category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
December 31, 2021	$28,248	$20,413	$46,295	$108,634	$5,235	$1,336	$210,161
December 31, 2020	43,890	29,708	83,424	166,769	454	11,176	335,421
December 31, 2019	17,435	22,952	18,450	66,231	2,420	1,250	128,738
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
Commercial real estate loans with a risk rating of 7 or 8 decreased $95.3 million to $154.9 million as of December 31, 2021, compared to December 31, 2020, primarily due to risk rating upgrades of several hotel-related relationships totaling $60.3 million.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table sets forth the book value and percentage of each category of investment securities at December 31, 2021, 2020 and 2019. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31,
	2021		2020		2019
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$64,917	7.2%	$—	—%	$—	—%
U.S government sponsored entities and U.S. agency securities	33,817	3.7	35,567	5.2	60,020	9.2
Mortgage-backed securities - agency	440,270	48.5	344,577	50.9	324,974	50.0
Mortgage-backed securities - non-agency	28,706	3.2	20,744	3.1	17,148	2.7
State and municipal securities	143,099	15.8	129,765	19.2	124,555	19.2
Corporate securities	195,794	21.6	146,058	21.6	122,736	18.9
Total investment securities available for sale, at fair value	$906,603	100.0%	$676,711	100.0%	$649,433	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2021. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31, 2021
(dollars in thousands)	Book Value	% of Total	Weighted Average Yield
Investment securities available for sale:
U.S. Treasury securities
Maturing within one year	$325	0.1%	0.1%
Maturing in one to five years	64,592	7.1	0.9
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$64,917	7.2%	0.9%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$1,011	0.1%	2.3%
Maturing in one to five years	8,343	0.9	1.1
Maturing in five to ten years	24,463	2.7	1.3
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$33,817	3.7%	1.3%

Mortgage-backed securities - agency:
Maturing within one year	$11,218	1.2%	2.8%
Maturing in one to five years	195,703	21.6	1.8
Maturing in five to ten years	186,708	20.6	1.6
Maturing after ten years	46,641	5.1	2.0
Total mortgage-backed securities - agency	$440,270	48.5%	1.8%

Mortgage-backed securities - non-agency:
Maturing within one year	$4,188	0.5%	2.9%
Maturing in one to five years	24,095	2.7	1.5
Maturing in five to ten years	423	—	3.5
Maturing after ten years	—	—	—
Total mortgage-backed securities - non-agency	$28,706	3.2%	1.7%

State and municipal securities (1):
Maturing within one year	$4,080	0.5%	3.7%
Maturing in one to five years	49,816	5.5	4.0
Maturing in five to ten years	49,205	5.4	3.0
Maturing after ten years	39,998	4.4	2.7
Total state and municipal securities	$143,099	15.8%	3.3%

Corporate securities:
Maturing within one year	$4,560	0.5%	3.5%
Maturing in one to five years	16,705	1.8	2.2
Maturing in five to ten years	174,529	19.3	3.6
Maturing after ten years	—	—	—
Total corporate securities	$195,794	21.6%	3.5%
Total investment securities available for sale	$906,603	100.0%	2.3%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal statutory income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at December 31, 2021:

	December 31, 2021
	Amortized Cost	Estimated Fair Value	Average Credit Rating
(dollars in thousands)			AAA	AA+/−	A+/−	BBB+/−	<BBB−	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$65,347	$64,917	$64,917	$—	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	34,569	33,817	27,930	5,887	—	—	—	—
Mortgage-backed securities - agency	444,484	440,270	2,448	437,822	—	—	—	—
Mortgage-backed securities - non-agency	29,037	28,706	28,706	—	—	—	—	—
State and municipal securities	137,904	143,099	16,040	112,737	5,012	1,013	—	8,297
Corporate securities	193,354	195,794	—	—	65,579	126,404	—	3,811
Total investment securities available for sale	$904,695	$906,603	$140,041	$556,446	$70,591	$127,417	$—	$12,108
Cash and Cash Equivalents. Cash and cash equivalents increased $338.7 million to $680.4 million at December 31, 2021 compared to December 31, 2020. In October 2021, $468.9 million in low-cost servicing deposits were received from Dwight Capital, increasing cash balances. Also in October 2021, the Company used a portion of its excess liquidity to repay $130.0 million of FHLB advances. The Company continues to evaluate prudent alternatives to manage its liquidity.
Loans Held for Sale. Loans held for sale totaled $32.0 million at December 31, 2021, comprised of $19.2 million of commercial real estate loans and $12.8 million of residential real estate loans, compared to $138.1 million at December 31, 2020, comprised of $126.1 million of commercial real estate loans and $12.0 million of residential real estate loans. The commercial real estate loans represented modified loans, originated by Love Funding, that were sold into the secondary market.
Liabilities. Total liabilities increased to $6.78 billion at December 31, 2021 compared to $6.25 billion at December 31, 2020.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $1.01 billion to $6.11 billion at December 31, 2021, as compared to December 31, 2020. Noninterest-bearing demand accounts increased $776.1 million to $2.25 billion at December 31, 2021 compared to December 31, 2020. Servicing deposits accounted for $663.5 million of this increase, primarily due to $468.9 million in servicing deposits received from Dwight Capital in October 2021, in accordance with the commercial FHA origination platform sales agreement. Interest-bearing transaction accounts increased $258.5 million to $3.21 billion at December 31, 2021 and time deposits decreased $25.0 million to $653.7 million.
Commercial deposits accounted for $226.4 million of the increase in total deposits due, primarily to funds from PPP loan advances. Retail deposits increased $83.3 million due in large part to customers' receipt of payments from the American Rescue Plan Act of 2021 stimulus package. At December 31, 2021, the composition of total deposits was 36.8% of noninterest-bearing demand accounts, 52.5% of interest-bearing transaction accounts and 10.7% of time deposits. At December 31, 2020, total deposits were comprised 28.8% of noninterest-bearing demand accounts, 57.9% of interest-bearing transaction accounts and 13.3% of time deposits. This change in mix was due to the increase in servicing deposits and our customers' preference to maintain liquidity, resulting in decreased time deposits, in this current low rate environment.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021		2020		2019
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposits
Noninterest-bearing demand	$1,568,005	—	$1,255,031	—	$959,363	—
Interest-bearing:
Checking	1,645,880	0.14%	1,499,199	0.27%	1,112,879	0.59%
Money market	821,408	0.09	831,458	0.46	775,475	1.00
Savings	655,735	0.02	567,398	0.04	489,270	0.18
Time, insured	551,748	1.12	611,570	1.78	664,850	1.97
Time, uninsured	138,810	0.88	100,774	1.88	102,733	2.32
Time, brokered	32,419	1.23	24,387	2.52	136,503	2.52
Total interest-bearing	3,846,000	0.28	3,634,786	0.59	3,281,710	1.04
Total deposits	$5,414,005	0.20%	$4,889,817	0.44%	$4,241,073	0.81%
    The following table sets forth the maturity of uninsured time deposits as of December 31, 2021:

(dollars in thousands)	Amount
Three months or less	$20,421
Three to six months	21,464
Six to 12 months	46,283
After 12 months	55,319
Total	$143,487
Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings were $76.8 million at December 31, 2021 compared to $69.0 million at December 31, 2020. The weighted average interest rate on our short-term borrowings was 0.13% and 0.12% at December 31, 2021 and 2020, respectively.
FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $310.2 million and $779.2 million as of December 31, 2021 and 2020, respectively. As mentioned previously, in 2021, the Company pre-paid FHLB advances of $50.0 million in the first quarter, $85.0 million in the second quarter and $130.0 million in the fourth quarter. None of these advances were replaced due to the Company's excess liquidity. The weighted average cost of the FHLB borrowings was 1.54% at December 31, 2021.
Subordinated Debt. Subordinated debt totaled $139.1 million and $169.8 million as of December 31, 2021 and 2020, respectively. On June 18, 2021, the Company redeemed all of its outstanding fixed-to-floating rate subordinated notes due June 18, 2025, having an aggregate principal amount of $31.1 million, in accordance with the terms of the notes. The interest rate on the redeemed subordinated notes was 4.54%.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.
Shareholders’ equity increased $42.4 million to $663.8 million at December 31, 2021 as compared to December 31, 2020. The Company generated net income of $81.3 million during 2021. Offsetting this increase to shareholders’ equity were dividends to common shareholders of $25.2 million and common stock repurchases of $11.7 million.

On August 6, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock, which was increased to $50.0 million on March 11, 2020 by an amendment approved by the Board of Directors. On December 2, 2020, the Company announced that the Board had extended the term of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. On September 7, 2021, the Company announced that the Board approved modifications to the Company’s stock repurchase program, which increased the aggregate repurchase authority to $75.0 million from $50.0 million, and extended the expiration date of the program to December 31, 2022. At the time of the extension, the program had approximately $1.3 million of remaining repurchase authority.
Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2021, $55.3 million, or 2,953,768 shares of the Company’s common stock, had been repurchased under the program, with approximately $19.7 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $78.3 million and $76.5 million at December 31, 2021 and December 31, 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $55.9 million and $54.4 million at December 31, 2021 and December 31, 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $64.8 million and $68.1 million at December 31, 2021 and 2020, respectively. There were no outstanding borrowings at December 31, 2021 and 2020.
At December 31, 2021, the Company had available federal funds lines of credit totaling $45.0 million, which were unused.
At December 31, 2021 and 2020, we had capacity to borrow $863.7 million and $334.0 million, respectively, from the FHLB. The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling $2.10 billion and $1.86 billion at December 31, 2021 and 2020, respectively.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at December 31, 2021, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At December 31, 2021, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.
The following table presents the Company and the Bank’s capital ratios and the minimum requirements at December 31, 2021:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total capital (to risk-weighted assets):
Midland States Bancorp, Inc.	12.19%	10.50%	N/A
Midland States Bank	11.21	10.50	10.00%
Tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	9.16	8.50	N/A
Midland States Bank	10.49	8.50	8.00
Common equity tier 1 capital (to risk-weighted assets):
Midland States Bancorp, Inc.	8.08	7.00	N/A
Midland States Bank	10.49	7.00	6.50
Tier 1 leverage (to average assets):
Midland States Bancorp, Inc.	7.75	4.00	N/A
Midland States Bank	8.89	4.00	5.00
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
NII at risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. We use a data warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to continuously refine assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed periodically.
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
The following table shows NII at Risk at the dates indicated:

	Net Interest Income Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
December 31, 2021:
Dollar change	$(13,499)	$23,513	$47,028
Percent change	(6.1)%	10.6%	21.2%
December 31, 2020:
Dollar change	$(6,585)	$5,790	$10,376
Percent change	(3.1)%	2.7%	4.9%
December 31, 2019:
Dollar change	$(10,540)	$2,404	$1,750
Percent change	(5.4)%	1.2%	0.9%
    We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for the +100 and +200 basis point scenarios at December 31, 2021 and out of compliance for the -100 basis point scenario. The Company is continuing to monitor its compliance with this policy limit.
Tolerance levels for risk management require the continuing development of remediation plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at December 31, 2021, projected that our earnings exhibited increased sensitivity to changes in interest rates in all scenarios compared to December 31, 2020.
The following table shows EVE at the dates indicated:

	Economic Value of Equity Sensitivity (Shocks)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
December 31, 2021:
Dollar change	$(89,850)	$51,553	$96,875
Percent change	(13.4)%	7.7%	14.5%
December 31, 2020:
Dollar change	$(90,487)	$74,568	$131,224
Percent change	(13.9)%	11.5%	20.2%
December 31, 2019:
Dollar change	$(91,101)	$49,546	$73,267
Percent change	(16.3)%	8.9%	13.1%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

The EVE reported at December 31, 2021 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within board policy limits for the +100 and +200 basis point scenarios at December 31, 2021 and out of compliance for the -100 basis point scenario. The Company is continuing to monitor its compliance with this policy limit.
Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from mortgage-backed securities, derivative instruments, and equity investments.
Critical Accounting Estimates
Our most significant accounting policies are described in Note 1 to the consolidated financial statements. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities, and we consider these policies to be our critical accounting estimates. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.
Allowance for Credit Losses on Loans. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses on loans is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the allowance for credit losses on loans, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses on loans. Such agencies may require additions to the allowance for credit losses on loans or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the level of the allowance for credit losses on loans is appropriate. See Note 1 - Summary of Significant Accounting Policies and Note 5 - Loans of the notes to consolidated financial statements.
Commercial FHA Servicing Rights Valuation. The fair value of the Company’s commercial FHA servicing asset is important to the presentation of the consolidated financial statements since the servicing asset is carried on the consolidated balance sheets at the lower of amortized cost or estimated fair value. Commercial FHA servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Company relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its commercial FHA servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced, the amount of escrow balances, including replacement reserves, and the overall level of interest rates. The Company periodically reviews the assumptions underlying the valuation of commercial FHA servicing rights. While the Company believes that the values produced by the discounted cash flow model are indicative of the fair value of its commercial FHA servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Company consider a sale of the commercial FHA servicing rights portfolio could differ from the amounts reported at any point in time.

The Company believes the commercial FHA servicing rights asset is properly recorded on the consolidated balance sheets. See Note 1 - Summary of Significant Accounting Policies and Note 8 – Loan Servicing Rights of the notes to consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Midland States Bancorp, Inc.
Effingham, Illinois

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2021, the Company’s ACL was $51,062,000, and the provision for credit losses on loans was $3,950,000 for the year then ended.

The Company employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach to estimate the ACL, which were then adjusted for qualitative factors. The estimated PD and LGD rates are applied to the estimated exposure at default (“EAD”) to calculate expected credit losses. The Company’s CECL model utilizes regression analysis to develop default rates based on forecasted macroeconomic variables that correlate to and are predictive of losses. The methodologies utilized to develop and implement the macroeconomic factors that drive the loss estimates in the forecasting model were complex in their use of regression modeling techniques. The process involved the selection of the macroeconomic variables and the evaluation of regression analysis outputs to determine the statistical fit of the macroeconomic variables used to forecast expected credit losses. The Company also developed a qualitative analysis framework to address asset specific risks, changes in economic and business conditions, the impact of COVID-19 on its customers’ operations and/or other factors that were not inherently considered by the model for each portfolio segment. Significant management judgment was required in evaluating the qualitative factor adjustments used in the analysis.

The audit procedures over the modeling techniques used to determine loss estimates and the selection and application of the macroeconomic variables involved a high degree of auditor judgment and required significant audit effort, including the use of more experienced audit personnel and use of our credit and valuation specialists due to its complexity. Additionally, the audit procedures over the qualitative factor adjustments utilized in management’s methodology involved challenging and subjective auditor judgment. Therefore, we identified auditing the CECL modeling techniques and qualitative factor adjustments as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of the Company’s controls over:
◦The Company’s allowance committee’s oversight and approval of management’s application of accounting policies, and selection and implementation of PD and LGD assumptions.
◦Management’s review relating to selection and application of relevant macroeconomic variables and their appropriateness.
◦Management’s review over the calculation methodologies, adjustments and validation of the allowance model.
◦The completeness and accuracy of internal data used in the loss estimation models and in the qualitative analysis framework.
◦Management’s review over the relevance and reliability of external data used in the loss estimation model and qualitative analysis framework.
◦The mathematical accuracy of the qualitative factor adjustments.
•Evaluated the reasonableness and appropriateness of the methodologies employed for suitability under the standard including, but not limited to, evaluating their conceptual soundness and testing the PD models and LGD assumptions and judgments in estimating expected credit losses.
•Tested the internal data used in the loss estimation model for completeness and accuracy.
•Specific to the qualitative analysis we performed the following procedures, among others:
◦Assessed the appropriateness and reasonableness of the framework developed for the qualitative analysis including evaluating management’s judgments as to which factors impacted the qualitative analysis for each portfolio segment.
◦Evaluated the relevance and reliability of external data used in the qualitative analysis methodology.
◦Performed testing over the accuracy of inputs utilized in the calculation of qualitative analysis for each portfolio segment.
◦Tested the mathematical accuracy of the calculation of the qualitative factor adjustments.

Commercial FHA Servicing Rights – Determining the Fair Value
As described in Notes 1 and 8 to the consolidated financial statements, as part of its commercial mortgage banking activities, the Company holds mortgage servicing rights (“MSR’s”) resulting from the right to service loans that are sold in the secondary market. These MSR’s are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. As of December 31, 2021, the balance of the MSR’s was $28,865,000.

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

The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of the Company’s controls over:
◦The review of the completeness and accuracy of the internal loan data that is provided to the third-party valuation firm.
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
Indianapolis, Indiana
February 25, 2022

MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$673,297	$337,080
Federal funds sold	7,074	4,560
Cash and cash equivalents	680,371	341,640
Investment securities available for sale, at fair value (allowance for credit losses of $221 and $366 at December 31, 2021 and 2020, respectively)	906,603	676,711
Equity securities, at fair value	9,529	9,424
Loans	5,224,801	5,103,331
Allowance for credit losses on loans	(51,062)	(60,443)
Total loans, net	5,173,739	5,042,888
Loans held for sale	32,045	138,090
Premises and equipment, net	70,792	74,124
Operating lease right-of-use assets	8,428	9,177
Other real estate owned	12,059	20,247
Nonmarketable equity securities	36,341	56,596
Accrued interest receivable	19,470	23,545
Loan servicing rights, at lower of cost or fair value	28,865	40,154
Goodwill	161,904	161,904
Other intangible assets, net	24,374	28,382
Cash surrender value of life insurance policies	148,378	146,004
Other assets	130,907	99,654
Total assets	$7,443,805	$6,868,540

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,245,701	$1,469,579
Interest-bearing	3,864,947	3,631,437
Total deposits	6,110,648	5,101,016
Short-term borrowings	76,803	68,957
FHLB advances and other borrowings	310,171	779,171
Subordinated debt	139,091	169,795
Trust preferred debentures	49,374	48,814
Operating lease liabilities	10,714	11,958
Other liabilities	83,167	67,438
Total liabilities	6,779,968	6,247,149

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,050,537 and 22,325,471 shares issued and outstanding at December 31, 2021 and 2020, respectively	221	223
Capital surplus	445,907	453,410
Retained earnings	212,472	156,327
Accumulated other comprehensive income	5,237	11,431
Total shareholders’ equity	663,837	621,391
Total liabilities and shareholders’ equity	$7,443,805	$6,868,540

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Loans:
Taxable	$213,922	$217,459	$218,416
Tax exempt	2,470	3,110	3,593
Loans held for sale	1,115	1,881	1,375
Investment securities:
Taxable	13,898	14,789	14,690
Tax exempt	3,336	3,532	4,098
Nonmarketable equity securities	2,348	2,638	2,395
Federal funds sold and cash investments	728	1,479	4,951
Total interest income	237,817	244,888	249,518
Interest expense:
Deposits	10,957	21,498	34,194
Short-term borrowings	86	178	835
FHLB advances and other borrowings	8,443	12,033	13,935
Subordinated debt	8,705	9,730	7,404
Trust preferred debentures	1,951	2,313	3,335
Total interest expense	30,142	45,752	59,703
Net interest income	207,675	199,136	189,815
Provision for credit losses:
Provision for credit losses on loans	3,950	43,149	16,985
Provision for credit losses on unfunded commitments	(412)	846	—
Provision for other credit losses	(145)	366	—
Total provision for credit losses	3,393	44,361	16,985
Net interest income after provision for credit losses	204,282	154,775	172,830
Noninterest income:
Wealth management revenue	26,811	22,802	21,832
Commercial FHA revenue	1,414	6,007	15,309
Residential mortgage banking revenue	5,526	9,812	2,928
Service charges on deposit accounts	8,348	8,603	11,027
Interchange revenue	14,500	12,266	11,992
Gain on sales of investment securities, net	537	1,721	674
Impairment on commercial mortgage servicing rights	(7,532)	(12,337)	(2,139)
Company-owned life insurance	4,496	3,581	3,640
Other income	15,799	8,794	10,019
Total noninterest income	69,899	61,249	75,282
Noninterest expense:
Salaries and employee benefits	86,883	85,557	91,906
Occupancy and equipment	14,866	17,552	18,811
Data processing	24,595	22,643	21,390
Professional	10,971	7,234	8,783
Marketing	3,239	3,498	3,927
Communications	3,002	4,052	3,693
Amortization of intangible assets	5,855	6,504	7,090
Impairment related to facilities optimization	—	12,847	3,577
FHLB advances prepayment fees	8,536	4,872	—
Other expense	17,122	19,251	16,464
Total noninterest expense	175,069	184,010	175,641
Income before income taxes	99,112	32,014	72,471
Income taxes	17,795	9,477	16,687
Net income	81,317	22,537	55,784
Preferred stock dividends and premium amortization	—	—	46
Net income available to common shareholders	$81,317	$22,537	$55,738
Per common share data:
Basic earnings per common share	$3.58	$0.95	$2.28
Diluted earnings per common share	$3.57	$0.95	$2.26
Weighted average common shares outstanding	22,481,389	23,336,881	24,288,793
Weighted average diluted common shares outstanding	22,547,353	23,346,126	24,493,431
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$81,317	$22,537	$55,784
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	(12,553)	6,454	13,847
Provision for (recapture of) credit loss expense	(145)	366	—
Reclassification adjustment for realized net gains on sales of investment securities included in net income	(537)	(1,721)	(674)
Income tax effect	3,640	(1,402)	(3,623)
Change in investment securities available for sale, net of tax	(9,595)	3,697	9,550
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	6,851	403	—
Reclassification adjustment for realized net gains on cash flow hedges included in net income	(2,159)	—	—
Income tax effect	(1,291)	(111)	—
Change in cash flow hedges, net of tax	3,401	292	—
Other comprehensive income (loss), net of tax	(6,194)	3,989	9,550
Total comprehensive income	$75,123	$26,526	$65,334
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balance at December 31, 2018	$2,781	$238	$473,833	$133,781	$(2,108)	$608,525
Net income	—	—	—	55,784	—	55,784
Other comprehensive income	—	—	—	—	9,550	9,550
Acquisition of HomeStar Financial Group, Inc.	—	4	10,335	—	—	10,339
Preferred dividends declared	—	—	—	(191)	—	(191)
Preferred stock, premium amortization	(145)	—	—	145	—	—
Redemption of Series H preferred stock	(2,636)	—	—	—	—	(2,636)
Common dividends declared ($0.97 per share)	—	—	—	(23,599)	—	(23,599)
Common stock repurchased	—	(2)	(4,017)	—	—	(4,019)
Share-based compensation expense	—	—	2,364	—	—	2,364
Issuance of common stock under employee benefit plans	—	4	5,790	—	—	5,794
Balance at December 31, 2019	$—	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(7,172)	—	(7,172)
Balance at January 1, 2020	$—	$244	$488,305	$158,748	$7,442	$654,739
Net income	—	—	—	22,537	—	22,537
Other comprehensive income	—	—	—	—	3,989	3,989
Common dividends declared ($1.07 per share)	—	—	—	(24,958)	—	(24,958)
Common stock repurchased	—	(23)	(39,592)	—	—	(39,615)
Share-based compensation expense	—	—	2,175	—	—	2,175
Issuance of common stock under employee benefit plans	—	2	2,522	—	—	2,524
Balance at December 31, 2020	$—	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	—	81,317	—	81,317
Other comprehensive loss	—	—	—	—	(6,194)	(6,194)
Common dividends declared ($1.12 per share)	—	—	—	(25,172)	—	(25,172)
Common stock repurchased	—	(5)	(11,687)	—	—	(11,692)
Share-based compensation expense	—	—	1,938	—	—	1,938
Issuance of common stock under employee benefit plans	—	3	2,246	—	—	2,249
Balance at December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$81,317	$22,537	$55,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,393	44,361	16,985
Depreciation on premises and equipment	5,506	6,942	6,583
Amortization of intangible assets	5,855	6,504	7,090
Amortization of operating lease right-of-use asset	1,742	2,547	2,937
Amortization of loan servicing rights	3,242	3,518	2,820
Share-based compensation expense	1,938	2,175	2,364
Increase in cash surrender value of company-owned life insurance	(3,451)	(3,581)	(3,640)
Gain on proceeds from bank-owned life insurance	(1,045)	—	—
Investment securities amortization, net	4,196	3,411	3,757
Gain on sales of investment securities, net	(537)	(1,721)	(674)
Gain on termination of hedged interest rate swap	(2,159)	—	—
Gain on sales of other real estate owned	(473)	(78)	(185)
Impairment on other real estate owned	454	1,390	16
Origination of loans held for sale	(504,801)	(786,203)	(504,973)
Proceeds from sales of loans held for sale	739,954	1,218,950	949,745
Gain on loans sold and held for sale	(4,952)	(14,071)	(15,082)
Impairment on commercial mortgage servicing rights	7,532	12,337	2,139
Impairment related to facilities optimization	—	12,847	3,577
Net change in operating assets and liabilities:
Accrued interest receivable	4,075	(7,199)	1,399
Other assets	(31,974)	(30,269)	(5,191)
Accrued expenses and other liabilities	24,626	4,750	13,202
Net cash provided by operating activities	334,438	499,147	538,653
Cash flows from investing activities:
Purchases of investment securities available for sale	(469,789)	(266,514)	(200,231)
Proceeds from sales of investment securities available for sale	14,777	28,256	33,464
Maturities and payments on investment securities available for sale	208,377	214,036	239,760
Purchases of equity securities	(260)	(3,345)	(82)
Proceeds from sales of equity securities	—	—	105
Net increase in loans	(258,401)	(1,279,913)	(505,501)
Proceeds from sale of commercial FHA origination platform	—	7,502	—
Purchases of premises and equipment	(2,718)	(2,589)	(5,538)
Proceeds from sale of premises and equipment	647	—	—
Purchases of nonmarketable equity securities	—	(12,091)	(14,263)
Proceeds from sales of nonmarketable equity securities	20,255	—	12,684
Proceeds from sales of mortgage servicing rights held for sale	—	—	3,288
Proceeds from sales of other real estate owned	9,210	2,225	1,647
Purchases of company-owned life insurance	(550)	—	—
Proceeds from settlements of company-owned life insurance	2,672	—	—
Net cash (paid) acquired in acquisitions	(2,715)	—	69,879
Net cash used in investing activities	(478,495)	(1,312,433)	(364,788)
Cash flows from financing activities:
Net increase in deposits	1,009,632	556,762	148,344
Net increase (decrease) in short-term borrowings	7,846	(13,072)	(42,206)
Proceeds from FHLB borrowings	500,000	729,000	360,000
Payments made on FHLB borrowings and other borrowings	(977,536)	(447,832)	(515,047)
FHLB advances prepayment fees	8,536	4,872	—
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	98,265
Payments made on subordinated debt	(31,075)	(7,443)	(19,543)
Subordinated debt prepayment fees	—	193	1,778
Cash dividends paid on preferred stock	—	—	(191)
Redemption of preferred stock	—	(10)	(2,636)
Cash dividends paid on common stock	(25,172)	(24,958)	(23,599)
Common stock repurchased	(11,692)	(39,615)	(4,019)
Proceeds from issuance of common stock under employee benefit plans	2,249	2,524	5,794
Net cash provided by financing activities	482,788	760,421	6,940
Net increase (decrease) in cash and cash equivalents	338,731	(52,865)	180,805
Cash and cash equivalents:
Beginning of period	341,640	394,505	213,700
End of period	$680,371	$341,640	$394,505
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
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2020 and 2019 amounts have been made to conform to the 2021 presentation but do not have an effect on net income or shareholders’ equity.
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
Subsequent Events
    Management has evaluated subsequent events for recognition and disclosure through February 25, 2022, which is the date the financial statements were available to be issued.
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

The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$31,735	$47,712	$58,158
Income tax paid, net of refunds	7,759	2,977	479
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	123,117	542,060	419,215
Transfer of loans to other real estate owned	805	16,736	3,819
Transfer of premises and equipment, net to assets held for sale	23	11,344	4,350
Transfer of loan servicing rights held for sale, at lower of cost or market to mortgage servicing rights	705	—	—
Investment Securities
The Company classifies its debt investment securities as available for sale or held to maturity at the time of purchase. Securities held to maturity are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other debt securities are classified as available for sale. As of December 31, 2021, all investment securities were classified as available for sale. Investment securities available for sale are recorded at fair value with the unrealized gains and losses, net of the related tax effect, included in other comprehensive income. The related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.
Available-for-sale debt securities in an unrealized loss position are evaluated, at least quarterly, for impairment related to credit losses. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, and the present value of cash flows expected to be collected from the security is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recorded in other comprehensive income.
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
Nonmarketable Equity Securities
Nonmarketable equity securities include the Bank’s required investments in the stock of the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). The Bank is a member of the FHLB system as well as its regional FRB. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and FRB stock are both carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash dividends and stock dividends are reported as income.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $15.9 million and $19.9 million at December 31, 2021 and 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.
Interest income on mortgage and commercial loans is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged-off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off or at an earlier date if collection of principal or interest is considered doubtful.
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
Purchased Credit Deteriorated Loans. The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses on loans is determined using the same methodology as other loans held for investment. The initial allowance for credit losses on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on loans are recorded through provision expense for credit losses.
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
Allowance for Credit Losses on Loans
The Company adopted the current expected credit loss model under Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts are reported in accordance with the incurred loss model under previously applicable U.S. GAAP. The transition adjustment included an increase in the allowance for credit losses on loans of $12.8 million and an increase in the allowance on unfunded commitments of $0.3 million.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications. unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
Management estimates the allowance balance using relevant information, from internal and external sources, relating to historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current loan-specific risk characteristics, environmental conditions or other relevant factors. Allowance for credit losses on loans is measured on a collective basis and reflects impairment in groups of loans aggregated on the basis of similar risk characteristics. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.
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
For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of models which measure (i) probability of default (“PD”), which is the likelihood that loan will stop performing or default, (ii) loss given default (“LGD”), which is the expected loss rate for loans in default, (iii) assumed prepayment speed, which is the likelihood that a loan will prepay or pay-off prior to maturity, and (iv) exposure at default (“EAD”), which is the estimated outstanding principal balance of the loans upon default, including the expected funding of unfunded commitments outstanding as of the measurement date. For certain commercial loan portfolios, the PD is calculated using a transition matrix to determine the likelihood of a customer’s risk grade migrating from one specified range of risk grades to a different specified range. Expected credit losses are calculated as the product of PD (adjusted for prepayment), LGD and EAD. This methodology builds on default probabilities already incorporated into our risk grading process by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for current macroeconomic assumptions, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time we measure expected credit losses, we assess the relevancy of historical loss information and consider any necessary adjustments to address any differences in asset-specific characteristics.
The measurement of expected credit losses is impacted by loan and borrower attributes and certain macroeconomic variables. Significant loan and borrower attributes utilized in our modeling processes include, among other things, (i) origination date, (ii) maturity date, (iii) payment type, (iv) collateral type and amount, (v) current risk grade, (vi) current unpaid balance and commitment utilization rate, (vii) payment status and delinquency history and (viii) expected recoveries of previously charged-off amounts. Significant macroeconomic variables utilized in our modeling processes include, among other things, (i) US and Illinois Disposable Income and Gross Domestic Product, (ii) selected market interest rates including U.S. Treasury rates and government bond rates, (iii) Consumer Price Index, (iv) commercial and residential property prices in Illinois and the US as a whole, and (v) Illinois Housing Starts and Retail Sales for the State of Illinois and US.
The probability of default and prepayment assumptions were estimated by analyzing internally-sourced data related to historical performance of each loan pool. They are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. We have determined that we are reasonably able to forecast the macroeconomic variables used in our modeling processes with an acceptable degree of confidence for a total of two years with the last twelve months of the forecast period encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a straight line basis. The macroeconomic variables utilized as inputs in our modeling processes were subjected to a variety of analysis procedures and were selected primarily based on statistical relevancy and correlation to our historical credit losses. By reverting these modeling inputs to their historical mean and considering loan and borrower specific attributes, our models are intended to yield a measurement of expected credit losses that reflects our average historical loss rates for periods subsequent to the twelve-month reversion period. The LGD is based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a two-year forecast period, with the final twelve months of the forecast period encompassing a reversion process, which management considers to be both reasonable and supportable. The same forecast and reversion periods are used for all macroeconomic variables in our models.
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
Specific reserves reflect expected credit losses on loans identified for evaluation or individually considered nonperforming. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write-offs, or cash collections that have been fully applied to principal on the basis of nonaccrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include, nonaccrual loans with a balance greater than $500,000, accruing loans 90 days past due or greater with a balance greater than $100,000, specialty lending relationships and other loans as determined by management. Allowance for credit losses for consumer and residential loans are, primarily, determined by meaningful pools of similar loans and are evaluated on a quarterly basis.
The provision for credit losses on loans individually evaluated is recognized on the basis of the present value of expected future cash flows discounted at the effective interest rate, the fair value of collateral adjusted for estimated costs to sell, or the observable market price as of the relevant date. Allowance for credit losses on loans adjustments for estimated costs to sell are not appropriate when the repayment of the collateral-dependent loan is expected from the operation of the collateral.
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

Other Real Estate Owned
Other real estate owned (“OREO”) represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for credit losses on loans. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value. Revenue from the operations of OREO is included in other income in the consolidated statements of income, and expense and decreases in valuations are included in other expense in the consolidated statements of income.
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
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. The allowance for credit losses on unfunded commitments totaled $1.9 million and $2.4 million at December 31, 2021 and 2020, respectively.
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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense. The Company evaluated its tax positions and concluded that it had taken no uncertain tax positions that require adjustment in the consolidated financial statements.
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
FASB ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815 (a Consensus of the Emerging Issues Task Force) – In January 2020, the FASB issued ASU No. 2020-01 which clarifies the interactions ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The Company uses the equity method of accounting for investments in limited partnerships and has concluded this is the correct method of accounting for these investments. The amendments in this update became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The amendments are to be applied prospectively and did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU No. 2020-04 which provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.
The Company has been monitoring its volume of commercial loans tied to LIBOR. In 2021, the Company began prioritizing SOFR as the preferred alternative reference rate with plans to cease booking LIBOR based commitments after the end of 2021. Loans with a maturity after June 2023 are being reviewed and monitored to ensure there is appropriate fallback language in place when LIBOR is no longer published. Loans with a maturity date before that time should naturally mature and be re-underwritten with the alternative index rate.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is expected to be modified as a result of reference rate reform, commonly referred to as the "discounting transition". The amendments clarify that certain optional expedients and exceptions in Topic 848 do apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are effective immediately.
The Company believes the adoption of this guidance on activities subsequent to December 31, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.
NOTE 2 – ACQUISITIONS AND DISPOSITIONS
ATG Trust Company
On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust, a trust company based in Chicago, Illinois, with approximately $399.7 million in assets under management. In aggregate, the Company acquired the assets of ATG Trust for $2.7 million in cash. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired at their estimated acquisition date fair values, while $0.4 million of transaction and integration costs associated with the acquisition were expensed during 2021.

A summary of the fair value of the assets acquired, liabilities assumed and resulting goodwill are included in the table below.

(dollars in thousands)	ATG
Assets acquired:
Intangible assets	$1,847
Other assets	1,269
Total assets acquired	3,116
Liabilities assumed:
Other liabilities	401
Net assets acquired and consideration paid	$2,715

Intangible assets:
Customer relationship intangible	$1,847
Estimated useful life	6 years
The identifiable assets acquired from ATG Trust included customer relationship intangibles are being amortized on a straight line basis as shown above.
Commercial FHA Origination Platform
On August 28, 2020, the Company announced that it had completed the sale of its commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The Company received proceeds of $7.5 million for the sale of the commercial FHA origination platform, owned by our subsidiary, Love Funding. As part of the asset sale, goodwill of $10.9 million was derecognized and was not deductible for tax purposes, generating tax expense of $3.0 million.
NOTE 3 – CASH AND DUE FROM BANKS
The Bank is required to maintain cash reserves based on the level of certain of its deposit accounts. This reserve requirement may be met by funds on deposit with the FRB and cash on hand. In response to the COVID pandemic, the Federal Reserve lowered the reserve requirement ratios to 0% effective March 26, 2020, and therefore, the Bank had no required reserve balance at December 31, 2021 and 2020.
The Bank maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk from cash and cash equivalents.
NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at December 31, 2021 and 2020 were as follows:

	2021
(dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$65,347	$—	$430	$—	$64,917
U.S. government sponsored entities and U.S. agency securities	34,569	79	831	—	33,817
Mortgage-backed securities - agency	444,484	2,687	6,901	—	440,270
Mortgage-backed securities - non-agency	29,037	50	381	—	28,706
State and municipal securities	137,904	5,561	366	—	143,099
Corporate securities	193,354	3,128	467	221	195,794
Total investment securities available for sale	$904,695	$11,505	$9,376	$221	$906,603

	2020
(dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$35,287	$377	$97	$—	$35,567
Mortgage-backed securities - agency	338,340	6,284	47	—	344,577
Mortgage-backed securities - non-agency	20,411	333	—	—	20,744
State and municipal securities	122,488	7,311	5	29	129,765
Corporate securities	145,187	2,205	997	337	146,058
Total investment securities available for sale	$661,713	$16,510	$1,146	$366	$676,711
Investment securities with a carrying amount of $371.0 million and $327.0 million were pledged for public deposits at December 31, 2021 and 2020, respectively.
The following is a summary of the amortized cost and fair value of investment securities available for sale, by maturity, at December 31, 2021. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$9,877	$9,976
After one year through five years	137,694	139,456
After five years through ten years	244,626	248,197
After ten years	38,977	39,998
Mortgage-backed securities	473,521	468,976
Total investment securities available for sale	$904,695	$906,603
Proceeds from the sale of investment securities available for sale and the resulting gross realized gains and losses for the years ended December 31, 2021, 2020 and 2019 are summarized below:

(dollars in thousands)	2021	2020	2019
Investment securities available for sale
Proceeds from sales	$14,777	$28,256	$33,464
Gross realized gains on sales	537	1,721	786
Gross realized losses on sales	—	—	(190)

The table below presents a rollforward by major security type for the year ended December 31, 2021 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	State and municipal securities	Corporate securities	Total
Changes in ACL on investment securities available for sale:
For the year ended December 31, 2021
Balance, beginning of period	$29	$337	$366
Current-period recapture of expected credit losses	(29)	(116)	(145)
Balance, end of period	$—	$221	$221
For the year ended December 31, 2020
Balance, beginning of period	$—	$—	$—
Current-period provision for expected credit losses	29	337	366
Balance, end of period	$29	$337	$366
Unrealized losses and fair values for investment securities available for sale at December 31, 2021 and 2020, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$64,917	$430	$—	$—	$64,917	$430
U.S. government sponsored entities and U.S. agency securities	17,487	263	9,432	568	26,919	831
Mortgage-backed securities - agency	317,372	6,633	9,051	268	326,423	6,901
Mortgage-backed securities - non-agency	24,095	381	—	—	24,095	381
State and municipal securities	27,324	270	2,538	96	29,862	366
Corporate securities	—	—	—	—	—	—
Total investment securities available for sale	$451,195	$7,977	$21,021	$932	$472,216	$8,909

	2020
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,903	$97	$—	$—	$9,903	$97
Mortgage-backed securities - agency	26,172	47	—	—	26,172	47
Corporate securities	20,010	522	—	—	20,010	522
Total investment securities available for sale	$56,085	$666	$—	$—	$56,085	$666
For all of the above investment securities available for sale, the unrealized losses are principally related to fluctuations in the current interest rate environment, and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. At December 31, 2021, 113 investment securities available for sale had unrealized losses with aggregate depreciation of 1.85% from their amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
Equity Securities
Equity securities are recorded at fair value and totaled $9.5 million and $9.4 million at December 31, 2021 and 2020, respectively.

Proceeds and gross realized gains and losses on sales of equity securities as well as net unrealized gains and losses on equity securities for the years ended December 31, 2021, 2020 and 2019 are summarized below:

(dollars in thousands)	2021	2020	2019
Equity securities
Proceeds from sales	$—	$—	$105
Gross realized gains on sales	—	—	78
Gross realized losses on sales	—	—	—
Net unrealized gains (losses)	361	577	93
Net unrealized gains and losses on equity securities were recorded in other income in the consolidated statements of income.
NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, at December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Commercial:
Commercial	$770,670	$937,382
Commercial other	679,518	748,193
Commercial real estate:
Commercial real estate non-owner occupied	1,105,333	871,451
Commercial real estate owner occupied	469,658	423,257
Multi-family	171,875	151,534
Farmland	69,962	79,731
Construction and land development	193,749	172,737
Total commercial loans	3,460,765	3,384,285
Residential real estate:
Residential first lien	274,412	358,329
Other residential	63,739	84,551
Consumer:
Consumer	106,008	80,642
Consumer other	896,597	785,460
Lease financing	423,280	410,064
Total loans, gross	$5,224,801	$5,103,331
Total loans include net deferred loan costs of $4.6 million and $0.7 million at December 31, 2021 and 2020, respectively, and unearned discounts of $46.1 million and $46.5 million within the lease financing portfolio at December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, the Company had commercial real estate and residential real estate loans held for sale totaling $32.0 million and $138.1 million, respectively. During the years ended December 31, 2021 and 2020, the Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $740.0 million and $1.22 billion, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. PPP loans of $52.5 million and $184.4 million as of December 31, 2021 and 2020, respectively, and commercial FHA warehouse lines of $91.9 million and $273.3 million as of December 31, 2021 and 2020, respectively, and were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $13.9 million and $19.7 million at December 31, 2021 and 2020, respectively. The new loans, other additions, repayments and other reductions for the years ended December 31, 2021 and 2020, are summarized as follows:

(dollars in thousands)	2021	2020
Beginning balance	$19,693	$22,989
New loans and other additions	4,745	2,563
Repayments and other reductions	(10,569)	(5,859)
Ending balance	$13,869	$19,693

The following table presents, by loan portfolio, a summary of changes in the allowance for credit losses on loans for the years ended December 31, 2021, 2020 and 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
		Commercial	Construction	Residential
		Real	and Land	Real		Lease
(dollars in thousands)	Commercial	Estate	Development	Estate	Consumer	Financing	Total
Changes in allowance for credit losses on loans in 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	648	1,031	(234)	(1,085)	864	2,726	3,950
Charge-offs	(6,465)	(3,524)	(448)	(398)	(1,158)	(3,427)	(15,420)
Recoveries	341	21	221	249	514	743	2,089
Balance, end of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062

Changes in allowance for credit losses on loans in 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Impact of adopting ASC 326 - PCD loans	1,045	1,311	809	1,015	57	—	4,237
Provision for credit losses on loans	11,890	23,091	(121)	(458)	1,212	7,535	43,149
Charge-offs	(5,589)	(13,637)	(376)	(522)	(1,624)	(3,706)	(25,454)
Recoveries	147	324	107	184	645	530	1,937
Balance, end of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443

Changes in allowance for credit losses on loans in 2019:
Balance, beginning of period	$9,524	$4,723	$372	$2,041	$2,154	$2,089	$20,903
Provision for credit losses on loans	3,852	7,939	(53)	1,392	1,767	2,088	16,985
Charge-offs	(3,412)	(3,339)	(44)	(1,076)	(1,946)	(2,251)	(12,068)
Recoveries	67	949	15	142	667	368	2,208
Balance, end of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
The Company utilizes a combination of models with measure probability of default and loss given default methodology in determining expected future credit losses.
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
The probability of default is forecasted, for most commercial and retail loans, using a regression model that determine the likelihood of default within the twelve month time horizon. The regression model uses forward-looking economic forecasts including variables such as gross domestic product, housing price index, and real disposable income to predict default rates. The forecasting method for the equipment financing portfolio assumes a rolling twelve month average of the through-the-cycle default mean, to predict default rates for the twelve month time horizon.
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

Within the model, the loss given default approach produces segmented loss given default estimates using a loss curve methodology, which is based on historical net losses from charge-off and recovery information. The main principle of a loss curve model is that the loss follows a steady timing schedule based on how long the defaulted loan has been on the books.
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
Within the probability of default segmentation, credit metrics are identified to further segment the financial assets. The Company utilizes risk ratings for the commercial portfolios and days past due for the consumer and the lease financing portfolios.
The Company has defined five transitioning risk states for each asset pool within the expected credit loss model. The below table illustrates the transition matrix:

Risk state	Commercial loans risk rating	Consumer loans and equipment finance loans and leases days past due
1	0-5	0-14
2	6	15-29
3	7	30-59
4	8	60-89
Default	9+ and nonaccrual	90+ and nonaccrual

Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of December 31, 2021 and 2020:

	2021			2020
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	with	with no	Total	with	with no	Total
(dollars in thousands)	Allowance	Allowance	Nonaccrual	Allowance	Allowance	Nonaccrual
Commercial:
Commercial	$4,681	$2,275	$6,956	$3,498	$—	$3,498
Commercial Other	4,467	—	4,467	2,634	—	2,634
Commercial real estate:
Commercial real estate non-owner occupied	1,914	9,912	11,826	5,509	3,823	9,332
Commercial real estate owner occupied	2,164	1,340	3,504	3,598	3,227	6,825
Multi-family	201	1,967	2,168	7,921	2,325	10,246
Farmland	155	—	155	—	—	—
Construction and land development	83	—	83	2,131	693	2,824
Total commercial loans	13,665	15,494	29,159	25,291	10,068	35,359
Residential real estate:
Residential first lien	3,116	832	3,948	8,534	1,071	9,605
Other residential	836	—	836	2,437	—	2,437
Consumer:
Consumer	110	—	110	262	—	262
Lease financing	1,510	—	1,510	1,965	—	1,965
Total loans	$19,237	$16,326	$35,563	$38,489	$11,139	$49,628
During the first quarter of 2020, as part of the adoption of CECL, $9.8 million of PCD loans were reclassified to nonaccrual loans.
There was no interest income recognized on nonaccrual loans during the years ended December 31, 2021, 2020 and 2019 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.7 million, $3.3 million and $2.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million during each of the years ended December 31, 2021, 2020 and 2019.
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

The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of December 31, 2021 and 2020:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
December 31, 2021
Commercial:
Commercial	$—	$5,402	$—	$5,402
Commercial other	—	—	502	502
Commercial real estate:
Commercial real estate non-owner occupied	11,604	—	—	11,604
Commercial real estate owner occupied	1,336	—	—	1,336
Multi-Family	1,969	—	—	1,969
Total Collateral Dependent Loans	$14,909	$5,402	$502	$20,813

December 31, 2020
Commercial real estate:
Commercial real estate non-owner occupied	8,159	—	—	8,159
Multi-Family	10,121	—	—	10,121
Construction and land development	693	—	—	693
Total Collateral Dependent Loans	$18,973	$—	$—	$18,973

The aging status of the recorded investment in loans by portfolio as of December 31, 2021 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due loans	Nonaccrual loans	Current loans	Total loans
Commercial:
Commercial	$283	$1,082	$—	$1,365	$6,956	$762,349	$770,670
Commercial other	2,402	2,110	5	4,517	4,467	670,534	679,518
Commercial real estate:
Commercial real estate non-owner occupied	585	243	—	828	11,826	1,092,679	1,105,333
Commercial real estate owner occupied	232	730	—	962	3,504	465,192	469,658
Multi-family	—	—	—	—	2,168	169,707	171,875
Farmland	—	26	—	26	155	69,781	69,962
Construction and land development	195	195	—	390	83	193,276	193,749
Total commercial loans	3,697	4,386	5	8,088	29,159	3,423,518	3,460,765
Residential real estate:
Residential first lien	113	285	—	398	3,948	270,066	274,412
Other residential	456	151	—	607	836	62,296	63,739
Consumer:
Consumer	127	20	—	147	110	105,751	106,008
Consumer other	4,423	2,358	1	6,782	—	889,815	896,597
Lease financing	1,253	245	—	1,498	1,510	420,272	423,280
Total loans	$10,069	$7,445	$6	$17,520	$35,563	$5,171,718	$5,224,801

The aging status of the recorded investment in loans by portfolio as of December 31, 2020 was as follows:

	Accruing Loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$389	$27	$—	$416	$3,498	$933,468	$937,382
Commercial other	4,007	3,901	896	8,804	2,634	736,755	748,193
Commercial real estate:
Commercial real estate non-owner occupied	6,684	—	—	6,684	9,332	855,435	871,451
Commercial real estate owner occupied	2,145	—	—	2,145	6,825	414,287	423,257
Multi-family	61	—	—	61	10,246	141,227	151,534
Farmland	—	—	—	—	—	79,731	79,731
Construction and land development	863	—	—	863	2,824	169,050	172,737
Total commercial loans	14,149	3,928	896	18,973	35,359	3,329,953	3,384,285
Residential real estate:
Residential first lien	127	207	—	334	9,605	348,390	358,329
Other residential	240	135	—	375	2,437	81,739	84,551
Consumer:
Consumer	325	57	—	382	262	79,998	80,642
Consumer other	4,334	2,874	—	7,208	—	778,252	785,460
Lease financing	4,539	545	645	5,729	1,965	402,370	410,064
Total loans	$23,714	$7,746	$1,541	$33,001	$49,628	$5,020,702	$5,103,331
Troubled Debt Restructurings
Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs are transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default.
The Coronavirus Aid, Relief, and Economic Security Act, as amended by Section 541 of the Consolidated Appropriations Act, provided all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the termination of the national emergency declared by President Trump on March 13, 2020:
(i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.
If a bank elects, which the Bank has, a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The outstanding balance of modifications made as a result of COVID, that were not considered TDRs, totaled $13.3 million and $209.1 million at December 31, 2021 and 2020, respectively.

The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of December 31, 2021 and 2020:

	2021			2020
(dollars in thousands)	Accruing(1)	Non-accrual(2)	Total	Accruing(1)	Non-accrual(2)	Total
Commercial	$833	$1,422	$2,255	$967	$558	$1,525
Commercial real estate	1,522	3,302	4,824	866	4,314	5,180
Construction and land development	37	—	37	39	909	948
Residential real estate	3,128	784	3,912	988	3,705	4,693
Consumer	98	—	98	41	—	41
Lease financing	1,394	241	1,635	—	38	38
Total loans	$7,012	$5,749	$12,761	$2,901	$9,524	$12,425
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.

The allowance for credit losses on TDRs totaled $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively. The Company had no unfunded commitments in connection with TDRs at December 31, 2021 and 2020.
The following table presents a summary of loans by portfolio that were restructured during the years ended December 31, 2021, 2020 and 2019. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the years ended December 31, 2021, 2020 and 2019:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the year ended December 31, 2021:
Troubled debt restructurings:
Number of loans	16	3	1	10	6	9	45
Pre-modification outstanding balance	$2,294	$1,639	$49	$551	$134	$1,635	$6,302
Post-modification outstanding balance	2,178	1,539	—	513	89	1,635	5,954

For the year ended December 31, 2020:
Troubled debt restructurings:
Number of loans	4	4	3	22	4	—	37
Pre-modification outstanding balance	$989	$797	$1,010	$2,334	$34	$—	$5,164
Post-modification outstanding balance	967	383	900	2,172	33	—	4,455

For the year ended December 31, 2019:
Troubled debt restructurings:
Number of loans	1	3	2	25	5	1	37
Pre-modification outstanding balance	$249	$1,924	$221	$1,422	$26	$55	$3,897
Post-modification outstanding balance	249	1,322	167	1,322	25	55	3,140
Credit Quality Monitoring
The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four main regions, which include eastern, northern and southern Illinois and the St. Louis metropolitan area. In addition our specialty finance division does nationwide bridge lending for FHA and HUD developments and originates loans for multifamily, assisted and senior living and multi-use properties. Our equipment leasing business provides financing to business customers across the country.

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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of December 31, 2021 and 2020:

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$108,490	$78,071	$50,458	$20,045	$27,405	$35,856	$417,920	$738,245
		Special mention	186	57	198	6,154	2	316	1,517	8,430
		Substandard	380	372	1,934	1,868	64	4,322	8,099	17,039
		Substandard – nonaccrual	52	—	612	177	242	169	5,704	6,956
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	109,108	78,500	53,202	28,244	27,713	40,663	433,240	770,670

	Commercial other	Acceptable credit quality	264,282	167,326	101,083	29,981	303	341	88,198	651,514
		Special mention	—	1,929	10,676	3,966	—	—	3,252	19,823
		Substandard	688	—	62	341	—	—	2,623	3,714
		Substandard – nonaccrual	10	158	3,894	384	—	—	21	4,467
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	264,980	169,413	115,715	34,672	303	341	94,094	679,518

Commercial real estate	Non-owner occupied	Acceptable credit quality	441,483	154,379	134,507	20,524	55,207	182,465	5,258	993,823
		Special mention	26	6,341	14,177	2,296	711	2,272	—	25,823
		Substandard	6,196	817	8,825	20,572	14,857	22,344	250	73,861
		Substandard – nonaccrual	169	992	6,206	—	195	4,264	—	11,826
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	447,874	162,529	163,715	43,392	70,970	211,345	5,508	1,105,333

	Owner occupied	Acceptable credit quality	141,084	69,415	47,187	35,974	30,583	98,442	1,886	424,571
		Special mention	150	24	187	161	13,087	4,540	32	18,181
		Substandard	4,192	1,127	10,810	205	297	6,466	305	23,402
		Substandard – nonaccrual	—	318	129	336	72	2,649	—	3,504
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	145,426	70,884	58,313	36,676	44,039	112,097	2,223	469,658

	Multi-family	Acceptable credit quality	88,329	20,080	1,973	25,450	1,414	18,642	2,241	158,129
		Special mention	—	451	—	—	—	—	—	451
		Substandard	988	—	—	—	—	10,139	—	11,127
		Substandard – nonaccrual	—	—	123	—	—	2,045	—	2,168
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	89,317	20,531	2,096	25,450	1,414	30,826	2,241	171,875

	Farmland	Acceptable credit quality	15,689	14,966	3,931	3,162	7,996	19,305	1,196	66,245
		Special mention	—	66	1,236	145	153	240	—	1,840
		Substandard	371	76	166	211	—	898	—	1,722
		Substandard – nonaccrual	—	—	—	105	—	—	50	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,060	15,108	5,333	3,623	8,149	20,443	1,246	69,962

Construction and land development		Acceptable credit quality	65,053	65,274	19,269	10,029	2,511	3,841	19,452	185,429
		Special mention	—	—	5,014	—	—	221	—	5,235
		Substandard	—	1,336	—	—	—	—	—	1,336
		Substandard – nonaccrual	—	—	43	—	—	40	—	83
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
		Subtotal	66,518	66,647	24,326	10,029	2,511	4,266	19,452	193,749

Total		Acceptable credit quality	1,124,410	569,511	358,408	145,165	125,419	358,892	536,151	3,217,956
		Special mention	362	8,868	31,488	12,722	13,953	7,589	4,801	79,783
		Substandard	12,815	3,728	21,797	23,197	15,218	44,169	11,277	132,201
		Substandard – nonaccrual	231	1,468	11,007	1,002	509	9,167	5,775	29,159
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
Total Commercial loans			$1,139,283	$583,612	$422,700	$182,086	$155,099	$419,981	$558,004	$3,460,765

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$117,792	$107,915	$35,649	$34,753	$22,025	$51,593	$517,929	$887,656
		Special mention	244	201	4,897	3,729	4,968	881	7,721	22,641
		Substandard	544	1,953	1,259	104	248	4,861	14,618	23,587
		Substandard – nonaccrual	2	31	640	936	154	458	1,277	3,498
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	118,582	110,100	42,445	39,522	27,395	57,793	541,545	937,382

	Commercial other	Acceptable credit quality	416,306	157,232	52,843	739	303	677	88,250	716,350
		Special mention	1,871	10,691	3,810	31	79	—	5,315	21,797
		Substandard	255	260	1,078	3	12	—	5,351	6,959
		Substandard – nonaccrual	—	1,984	641	—	4	—	5	2,634
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	453	—	—	—	—	—	—	453
		Subtotal	418,885	170,167	58,372	773	398	677	98,921	748,193

Commercial real estate	Non-owner occupied	Acceptable credit quality	168,788	109,602	63,435	91,763	97,293	156,958	5,248	693,087
		Special mention	3,011	9,107	3,231	483	14,294	17,816	4,279	52,221
		Substandard	7,469	16,306	13,813	23,169	16,897	38,907	250	116,811
		Substandard – nonaccrual	125	325	101	—	3,438	5,343	—	9,332
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	179,393	135,340	80,580	115,415	131,922	219,024	9,777	871,451

	Owner occupied	Acceptable credit quality	68,688	55,502	38,471	55,526	63,105	91,986	4,066	377,344
		Special mention	1,882	3,578	225	4,142	1,038	7,289	—	18,154
		Substandard	4,078	468	1,023	760	5,861	8,430	314	20,934
		Substandard – nonaccrual	373	200	170	241	—	5,441	400	6,825
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	75,021	59,748	39,889	60,669	70,004	113,146	4,780	423,257

	Multi-family	Acceptable credit quality	12,865	6,921	19,204	32,934	10,674	24,375	1,281	108,254
		Special mention	465	—	8,442	—	—	1,323	—	10,230
		Substandard	—	10,945	1,518	—	10,266	75	—	22,804
		Substandard – nonaccrual	—	—	—	—	7,804	2,442	—	10,246
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	13,330	17,866	29,164	32,934	28,744	28,215	1,281	151,534

	Farmland	Acceptable credit quality	18,556	6,846	3,873	8,803	6,013	23,921	1,814	69,826
		Special mention	274	1,387	180	38	298	784	—	2,961
		Substandard	2,241	307	802	127	877	2,435	155	6,944
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	21,071	8,540	4,855	8,968	7,188	27,140	1,969	79,731

Construction and land development		Acceptable credit quality	36,488	83,440	11,625	3,554	2,506	4,263	15,941	157,817
		Special mention	—	—	454	—	—	—	—	454
		Substandard	1,386	8,875	—	—	—	914	—	11,175
		Substandard – nonaccrual	—	242	—	—	152	2,430	—	2,824
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	467	—	—	—	—	—	—	467
		Subtotal	38,341	92,557	12,079	3,554	2,658	7,607	15,941	172,737

Total		Acceptable credit quality	839,483	527,458	225,100	228,072	201,919	353,773	634,529	3,010,334
		Special mention	7,747	24,964	21,239	8,423	20,677	28,093	17,315	128,458
		Substandard	15,973	39,114	19,493	24,163	34,161	55,622	20,688	209,214
		Substandard – nonaccrual	500	2,782	1,552	1,177	11,552	16,114	1,682	35,359
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	920	—	—	—	—	—	—	920
Total Commercial loans			$864,623	$594,318	$267,384	$261,835	$268,309	$453,602	$674,214	$3,384,285

The Company evaluates the credit quality of its other loan portfolio, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming at December 31, 2021 and 2020:

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
			2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$38,508	$31,920	$24,311	$30,842	$48,276	$93,462	$888	$268,207
		Nonperforming	—	108	173	780	764	4,380	—	6,205
		Subtotal	38,508	32,028	24,484	31,622	49,040	97,842	888	274,412

	Other residential	Performing	888	679	1,520	1,950	1,211	1,559	54,225	62,032
		Nonperforming	—	—	10	16	128	100	1,453	1,707
		Subtotal	888	679	1,530	1,966	1,339	1,659	55,678	63,739

Consumer	Consumer	Performing	65,915	14,955	7,874	8,728	3,025	2,582	2,721	105,800
		Nonperforming	89	5	3	14	24	71	2	208
		Subtotal	66,004	14,960	7,877	8,742	3,049	2,653	2,723	106,008

	Consumer other	Performing	474,385	323,437	63,463	12,635	3,888	5,447	13,341	896,596
		Nonperforming	—	—	—	—	—	—	1	1
		Subtotal	474,385	323,437	63,463	12,635	3,888	5,447	13,342	896,597

Leases financing		Performing	154,803	124,575	86,402	43,536	9,077	1,983	—	420,376
		Nonperforming	—	757	1,001	1,012	95	39	—	2,904
		Subtotal	154,803	125,332	87,403	44,548	9,172	2,022	—	423,280

Total
		Performing	734,499	495,566	183,570	97,691	65,477	105,033	71,175	1,753,011
		Nonperforming	89	870	1,187	1,822	1,011	4,590	1,456	11,025
Total other loans			$734,588	$496,436	$184,757	$99,513	$66,488	$109,623	$72,631	$1,764,036

			December 31, 2020
			Term Loans Amortized Cost Basis by Origination Year
			2020	2019	2018	2017	2016	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$32,322	$27,071	$49,039	$99,658	$81,525	$58,107	$405	$348,127
		Nonperforming	—	196	1,074	933	1,030	6,969	—	10,202
		Subtotal	32,322	27,267	50,113	100,591	82,555	65,076	405	358,329

	Other residential	Performing	975	2,430	3,281	2,091	1,348	1,825	69,773	81,723
		Nonperforming	—	13	21	146	7	165	2,476	2,828
		Subtotal	975	2,443	3,302	2,237	1,355	1,990	72,249	84,551

Consumer	Consumer	Performing	28,449	14,084	16,692	8,737	5,067	3,834	3,476	80,339
		Nonperforming	31	6	57	81	64	63	1	303
		Subtotal	28,480	14,090	16,749	8,818	5,131	3,897	3,477	80,642

	Consumer other	Performing	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	614,764	117,054	21,394	6,514	6,096	2,480	17,158	785,460

Leases financing		Performing	177,068	125,611	70,059	21,047	12,410	1,259	—	407,454
		Nonperforming	468	192	1,080	600	207	63	—	2,610
		Subtotal	177,536	125,803	71,139	21,647	12,617	1,322	—	410,064

Total
		Performing	853,578	286,250	160,465	138,047	106,446	67,505	90,812	1,703,103
		Nonperforming	499	407	2,232	1,760	1,308	7,260	2,477	15,943
Total other loans			$854,077	$286,657	$162,697	$139,807	$107,754	$74,765	$93,289	$1,719,046
NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment at December 31, 2021 and 2020 is as follows:

(dollars in thousands)	2021	2020
Land	$15,696	$16,158
Buildings and improvements	67,143	65,932
Furniture and equipment	33,545	33,202
Total	116,384	115,292
Accumulated depreciation	(45,592)	(41,168)
Premises and equipment, net	$70,792	$74,124
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $5.5 million, $6.9 million, and $6.6 million, respectively.
The Company closed 13 branches, or 20% of its branch network, and vacated approximately 23,000 square feet of corporate office space between September 3, 2020 and December 31, 2020, recording $12.7 million of asset impairment on existing banking facilities, including $2.4 million of asset impairment on right-of-use assets, and $0.8 million in other related charges, all of which was recognized in other expense in the consolidated statements of income
In 2019, the Company closed one facility and consolidated two additional facilities as a result of the acquisition of HomeStar, as further discussed in Note 2 to the consolidated financial statements. In addition, the Company planned to consolidate three other existing facilities in other areas of its footprint, one of which closed in 2019 and the remaining two facilities closed in January of 2020. Consequently, during the year ended December 31, 2019, the Company recorded

$3.2 million of asset impairment on banking facilities to be closed, which was recognized in other expense in the consolidated statements of income.
Assets held for sale were $2.3 million and $4.2 million at December 31, 2021 and 2020, respectively, which are included in other assets in our consolidated balance sheets.
NOTE 7 – LEASES
The Company had operating lease right-of-use assets of $8.4 million and $9.2 million as of December 31, 2021 and 2020, respectively, and operating lease liabilities of $10.7 million and $12.0 million at the same dates, respectively.
As a result of the branch and corporate office reductions in 2020, discussed in Note 6, the Company recorded $2.4 million of asset impairment on existing right-of-use assets, which was recognized in other expense in the consolidated statements of income.
The operating leases, primarily for banking offices and operating facilities, have remaining lease terms of 6 months to 11 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised.
Information related to operating leases for the years ended December 31, 2021 and 2020 was as follows:

(dollars in thousands)	2021	2020
Operating lease cost	$2,080	$2,943
Operating cash flows related to leases	2,566	3,280
Right-of-use assets obtained in exchange for lease obligations	1,118	1,616
Right-of-use assets derecognized due to terminations or impairment	(210)	(4,467)
Weighted average remaining lease term	7.58 years	8.10 years
Weighted average discount rate	2.85%	2.90%
Net rent expense under operating leases, included in occupancy and equipment expense, was $1.4 million, $2.3 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The projected minimum rental payments under the terms of the leases as of December 31, 2021 are as follows:

(dollars in thousands)	Amount
Year ending December 31,
2022	$2,180
2023	2,094
2024	1,799
2025	894
2026	763
Thereafter	4,251
Total future minimum lease payments	11,981
Less imputed interest	(1,267)
Total operating lease liabilities	$10,714

NOTE 8 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at December 31, 2021 and 2020 is as follows:

	2021		2020
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$2,650,531	$27,386	$3,499,258	$38,322
SBA	50,043	$774	49,223	$954
Residential(1)	302,618	$705	382,302	$878
Total	$3,003,192	$28,865	$3,930,783	$40,154
(1)At December 31, 2020, residential mortgage servicing rights were classified as held for sale and carried at fair value less estimated costs to sell. These were reclassified to loan servicing rights effective December 31, 2021.
Commercial FHA Mortgage Loan Servicing
Changes in our commercial FHA loan servicing rights for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

(dollars in thousands)	2021	2020	2019
Loan servicing rights:
Balance, beginning of period	$38,322	$57,637	$56,252
Originated servicing	—	1,128	4,124
Amortization	(2,965)	(3,162)	(2,739)
Refinancing fee received from third party	(439)	—	—
Permanent impairment	(7,532)	(17,281)	—
Balance, end of period	27,386	38,322	57,637
Valuation allowances:
Balance, beginning of period	—	4,944	2,805
Additions	—	12,337	2,698
Reductions	—	(17,281)	(559)
Balance, end of period	—	—	4,944
Loan servicing rights, net	$27,386	$38,322	$52,693
Fair value:
At beginning of period	$38,322	$52,693	$53,447
At end of period	$28,368	$38,322	$52,693
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.24% and 8.18% at December 31, 2021 and 2020, respectively, while the weighted average discount rate was 11.87% and 11.48% for the same periods, respectively.
NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2021 and 2020, goodwill totaled $161.9 million. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its most recent annual goodwill impairment test as of August 31, 2021 and concluded that no impairment existed as of that date. No events or circumstances since the August 31, 2021 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists, for either of the Company's segments.

The carrying amount of goodwill by segment at December 31, 2021 and 2020 is summarized as follows:

(dollars in thousands)	2021	2020
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904
The Company’s intangible assets consist of core deposit and customer relationship intangibles. Intangible assets are assessed for impairment at least annually or more frequently if events and circumstances exists that indicate that an intangible impairment test should be performed. The Company has not identified any events or changes in circumstances that would indicate a change in the recoverability of the carrying value of intangible assets and, therefore, no impairment was recognized during 2021, 2020 or 2019.
The Company's intangible assets as of December 31, 2021 and 2020 are summarized as follows:

	2021			2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Core deposit intangibles	$57,012	$(40,603)	$16,409	$57,012	$(36,005)	$21,007
Customer relationship intangibles	15,918	(7,953)	7,965	14,071	(6,696)	7,375
Total intangible assets	$72,930	$(48,556)	$24,374	$71,083	$(42,701)	$28,382
    In conjunction with the acquisition of ATG Trust, the Company recorded $1.8 million of customer relationship intangibles, which are being amortized on a straight line basis over an estimated useful life of 6 years.
Amortization of intangible assets was $5.9 million, $6.5 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2022	$5,208
2023	4,433
2024	3,717
2025	2,966
2026	2,450
Thereafter	5,600
Total	$24,374
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

The following tables summarize the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at December 31, 2021 and 2020:

	Notional Amount		Fair Value Gain
(dollars in thousands)	2021	2020	2021	2020
Derivative Instruments (included in other assets):
Interest rate lock commitments	$66,216	$136,227	$410	$2,217
Forward commitments to sell mortgage-backed securities	60,427	218,126	—	—
Total	$126,643	$354,353	$410	$2,217

	Notional Amounts		Fair Value Loss
(dollars in thousands)	2021	2020	2021	2020
Derivative Instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$18,362	$33,240	$19	$309
During the years ended December 31, 2021, 2020 and 2019, the Company recognized net losses of $1.5 million, $1.4 million and $1.1 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
In 2020, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain FHLB advances at December 31, 2020:

(dollars in thousands)	2020
Notional Amount	$100,000
Average remaining life in years	5.3
Weighted average pay rate	0.57%
Weighted average receive rate	0.22%
During 2021, the Company terminated the above interest rate swap agreements in conjunction with the repayment of FHLB advances of $100.0 million. A net gain of $2.2 million was recognized in other income in the consolidated statements of income.
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
Quarterly, the effectiveness evaluation is based on the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the three-month LIBOR interest received from the counterparty. At December 31, 2021, the $5.1 million fair value of the cash flow hedges was included in other assets in the consolidated balance sheets. The tax effected amount of $3.7 million was included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the year ended December 31, 2021, related to ineffectiveness.
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
The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $7.9 million and $8.5 million at December 31, 2021 and 2020, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.4 million and $0.8 million at December 31, 2021 and 2020, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits at December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Noninterest-bearing demand	$2,245,701	$1,469,579
Interest-bearing:
Checking	1,663,021	1,568,888
Money market	869,067	785,871
Savings	679,115	597,966
Time	653,744	678,712
Total deposits	$6,110,648	$5,101,016
Included in time deposits are uninsured time certificates of $143.5 million and $88.3 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2022	$377,823
2023	134,092
2024	82,430
2025	19,778
2026	39,597
Thereafter	24
Total	$653,744
NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates for each of the years ended December 31, 2021 and 2020:

	Repurchase Agreements
(dollars in thousands)	2021	2020
Outstanding at period-end	$76,803	$68,957
Average amount outstanding	68,986	60,306
Maximum amount outstanding at any month end	77,497	77,136
Weighted average interest rate:
During period	0.12%	0.30%
End of period	0.13%	0.12%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $78.3 million and $76.5 million at December 31, 2021 and 2020, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $55.9 million and $54.4 million at December 31, 2021 and 2020, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $64.8 million and $68.1 million at December 31, 2021 and 2020, respectively. There were no outstanding borrowings at December 31, 2021 and 2020.
At December 31, 2021, the Company had federal funds lines of credit totaling $45.0 million. These lines of credit were unused at December 31, 2021.
NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings at December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Midland States Bancorp, Inc.
Series G redeemable preferred stock – 171 and 171 shares at December 31, 2021 and 2020, respectively at $1,000 per share	$171	$171
Midland States Bank
FHLB advances – fixed rate, fixed term at rates averaging 0.24% at December 31, 2020	—	304,000
FHLB advances – putable fixed rate at rates averaging 1.48% and 2.01% at December 31, 2021 and 2020, respectively – maturing through February 2030 with call provisions through February 2022	210,000	475,000
FHLB advances - SOFR floater at rates averaging 1.67% at December 31, 2021 - maturing in October 2023	100,000	—
Total FHLB advances and other borrowings	$310,171	$779,171
The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling $2.10 billion and $1.86 billion at December 31, 2021 and 2020, respectively.
Contractual payments over the next five years for FHLB advances and other borrowings were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2022	$—
2023	140,000
2024	70,000
2025	—
2026	—
Thereafter	100,171
Total	$310,171
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Subordinated debt issued June 2015 – variable interest rate equivalent to three month LIBOR plus 4.35%, which was 4.59% at December 31, 2020	$—	$31,075
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 – maturing June 18, 2025	546	545
Subordinated debt issued October 2017 - fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 – maturing October 15, 2027	39,626	39,561
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 – maturing September 30, 2029	72,042	71,785
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 – maturing September 30, 2034	26,877	26,829
Total subordinated debt	$139,091	$169,795

In June 2015, the Company issued, through a private placement, $55.3 million aggregate principal amount of subordinated debentures. The transaction was structured in two tranches: (1) $40.3 million, maturing on June 18, 2025 with a redemption option on or after June 18, 2020, with a fixed rate of interest of 6.00% for the first five years, payable semiannually in arrears beginning December 18, 2015, and a floating rate of interest equivalent to the three-month LIBOR plus 435 basis points thereafter, payable quarterly beginning on September 18, 2020; and (2) $15.0 million, maturing on June 18, 2025, with a fixed rate of interest of 6.50%, payable semiannually in arrears beginning December 18, 2015. The value of the subordinated debentures was reduced by $0.9 million of debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date of the subordinated debentures. Of the $40.3 million subordinated debentures the Company repurchased $2.0 million during the fourth quarter of 2019, $7.3 million during the first quarter of 2020 and the remaining $31.1 million during the second quarter of 2021. The Company recognized losses of $1.4 million in the fourth quarter of 2019 and $0.2 million in the first quarter of 2020, which included the premium paid for the repurchase and the remaining unamortized debt issuance costs on such repurchases. No gain or loss was recognized on the 2021 repurchase. The Company also repurchased $14.5 million of the $15.0 million subordinated debentures during the fourth quarter of 2019 and recognized a loss of $0.4 million which included the premium paid for the repurchase and the remaining unamortized debt issuance costs on such repurchases. These losses were recognized in other noninterest expense in the consolidated statements of income.
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
NOTE 15 – TRUST PREFERRED DEBENTURES
The following table summarizes the Company’s trust preferred debentures at December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Midland States Preferred Securities Trust – variable interest rate equal to LIBOR plus 2.75%, which was 2.87% and 2.96% at December 31, 2021 and 2020, respectively – $10,310 maturing April 23, 2034	$10,279	$10,276
Grant Park Statutory Trust I – variable interest rate equal to LIBOR plus 2.85%, which was 2.98% and 3.06%, at December 31, 2021 and 2020, respectively – $3,093 maturing January 23, 2034	2,363	2,314
Love Savings/Heartland Capital Trust III – variable interest rate equal to LIBOR plus 1.75%, which was 1.95% and 1.97% at December 31, 2021 and 2020, respectively – $20,619 maturing December 31, 2036	14,647	14,442
Love Savings/Heartland Capital Trust IV – variable interest rate equal to LIBOR plus 1.47%, which was 1.65% and 1.70% at December 31, 2021 and 2020, respectively – $20,619 maturing September 6, 2037	13,830	13,621
Centrue Statutory Trust II - variable interest rate equal to LIBOR plus 2.65%, which was 2.87% and 2.88% at December 31, 2021 and 2020, respectively - $10,310 maturing June 17, 2034	8,255	8,161
Total trust preferred debentures	$49,374	$48,814
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
NOTE 16 – INCOME TAXES
The components of income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows:

(dollars in thousands)	2021	2020	2019
Federal:
Current	$10,044	$10,924	$2,318
Deferred	7,926	(3,852)	8,287
State:
Current	144	1,271	1,761
Deferred	(319)	1,134	4,321
Total income tax expense	$17,795	$9,477	$16,687

The Company’s income tax expense differed from the statutory federal rate of 21% for the years ended December 31, 2021, 2020 and 2019 as follows:

(dollars in thousands)	2021	2020	2019
Expected income taxes	$20,814	$6,723	$15,218
Less income tax effect of:
Tax-exempt income, net	(2,499)	(2,398)	(2,568)
State tax, net of federal benefit	5,465	1,900	4,805
State tax settlement, net of federal expense	(5,614)	—	—
Equity-based compensation benefit	(93)	239	(484)
Non-deductible transaction costs	—	—	110
Disposition of nondeductible goodwill	—	2,287	—
Valuation allowance	47	10	62
Other	(325)	716	(456)
Actual income tax expense	$17,795	$9,477	$16,687
On June 29, 2021, the Company announced the settlement of a prior tax issue related to the treatment of gains recognized on FDIC-assisted transactions that resulted in a $6.8 million tax benefit that was recognized in 2021.
The tax expense associated with the disposition of nondeductible goodwill is related to Love Funding Corporation's asset disposition discussed in Note 2.
Deferred tax assets, net in the accompanying consolidated balance sheets at December 31, 2021 and 2020 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2021	2020
Assets:
Allowance for credit losses on loans	$14,042	$16,622
Deferred compensation	2,177	2,152
Loans	1,835	2,772
Tax credits	1,067	1,047
Net operating losses	10,113	11,231
Fair value adjustment on investments	879	1,067
Premises and equipment	—	433
Operating lease liabilities	2,946	3,289
Other, net	3,519	3,861
Deferred tax assets	36,578	42,474
Valuation allowance	(118)	(71)
Deferred tax assets, net of valuation allowance	36,460	42,403
Liabilities:
Premises and equipment	472	—
Unrealized gain on securities	569	4,169
Mortgage servicing rights	5,958	8,315
Fair value adjustment on trust preferred debentures	4,264	4,417
Deferred loan costs, net of fees	3,444	3,632
Intangible assets	5,651	6,921
Software development costs	1,446	1,522
Leased equipment	22,297	17,910
Operating lease right-of-use assets	2,318	2,524
Other, net	3,619	1,315
Deferred tax liabilities	50,038	50,725
Deferred tax liabilities, net	$(13,578)	$(8,322)
At December 31, 2021 and 2020, the accumulation of the prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
The Company had $43.0 million of federal net operating loss carryforwards expiring 2022 through 2035, $14.0 million of Illinois post-apportioned net operating loss carryforwards expiring in 2026 and 2027, and $43.0 million of Missouri pre-apportioned net operating loss carryforwards expiring 2022 through 2035, at December 31, 2021. The utilization of the federal and Missouri net operating losses are subject to the limitations of Internal Revenue Code Section 382. The utilization of the Illinois net operating loss is limited to $100,000 per year for years 2021 through 2023 and the carryforward period will toll in years the Company could have utilized more than $100,000 of net operating loss.
The Company has state tax credit carryforwards of $1.3 million with a five year carryforward period, expiring between 2022 and 2026. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.
We had no unrecognized tax benefits as of December 31, 2021 and 2020, and did not recognize any increase of unrecognized benefits during 2021 relative to any tax positions taken during the year.
Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2021 and 2020.
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2021, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to capital loss carry forwards. An addition was made to the $0.1 million valuation allowance from December 31, 2020 in the amount of $0.05 million, resulting in a valuation allowance of $0.1 million at December 31, 2021 for the estimated capital losses that will not be able to be utilized in the future. For the Company's remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.
The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2018 through 2020 and by state taxing authorities are 2017 through 2020.
NOTE 17 – RETIREMENT PLANS
Profit Sharing Plan
We sponsor the Midland States Bank 401(k) Profit Sharing Plan, which provides retirement benefits to substantially all of our employees. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2021, 2020 and 2019. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the participant withdraws the funds. The Company matches 50% of participant contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.2 million, $1.7 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Deferred Compensation Arrangements
Certain executive officers participate in a nonqualified deferred compensation arrangement. Beginning in May 2020, the plan is fully funded in a trust controlled by the Company with the gains and losses recognized in other noninterest income. The trust asset is reflected in the Company's equity securities with the offsetting deferred compensation liability reflected in other liabilities. The expense associated with the gains and losses, which are due to the employee upon distribution, is recognized in salaries and employee benefits.
The following table summarizes the activity in the asset and liability balances of the executive officer nonqualified deferred compensation arrangement for the years ended December 31, 2021, 2020 and 2019:

(dollars in thousands)	2021	2020	2019
Beginning balance, trust asset	$3,657	$—	$—
Contributions	207	3,264	—
Gain on trust assets	359	499	—
Distributions	(509)	(106)	—
Ending balance, trust asset	$3,714	$3,657	$—

Beginning balance, deferred compensation liability	$3,657	$2,978	$2,383
Deferred compensation	207	350	751
Expense on deferred compensation liability	359	506	8
Distributions	(509)	(177)	(164)
Ending balance, deferred compensation liability	$3,714	$3,657	$2,978
Certain directors also participate in a nonqualified deferred compensation arrangement. The deferred compensation liability is reflected in other liabilities with the associated expense recognized in other noninterest expense.
The following table summarizes the activity in the liability balance of the director nonqualified deferred compensation arrangement for the years ended December 31, 2021, 2020 and 2019:

(dollars in thousands)	2021	2020	2019
Beginning balance, deferred compensation liability	$4,560	$5,007	$4,135
Deferred compensation	606	586	679
Expense on deferred compensation liability	251	270	236
Distributions	(45)	(1,303)	(43)
Ending balance, deferred compensation liability	$5,372	$4,560	$5,007
Defined Benefit Pension Plan
The Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions, a non-contributory defined benefit pension plan for certain former employees of Heartland Bank who met prescribed eligibility requirements. The multiple-employer plan operates as a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the amounts contributed by the participating institutions are maintained in the aggregate. The plan was funded based on an annual valuation performed by the plan administrator. For Heartland Bank participants, benefits under the plan were frozen July 1, 2004. The funded status of the plan (allocated market value of assets divided by funding target associated with Heartland Bank participants) was 141.37% as of July 1, 2021, the latest actuarial valuation date. The minimum required contribution for 2021 and 2020 was $0.1 million and $0.2 million, respectively.
Effective October 1, 2021, the Bank withdrew from the multiple-employer plan by transferring assets and liabilities to a qualified successor plan under actuarial assumptions and methodology determined appropriate by Pentegra. Assets of $16.6 million were transferred to the successor plan on November 30, 2021. Transferred liability excludes the previously allocated orphan liability. For minimum funding purposes, this single-employer plan operates under Internal Revenue Code Sections 430 and 436. The successor plan would remain above 100% funded if valued as of July 1, 2021, and the minimum required contribution for 2022 is expected to be zero.
Previously, costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits were expensed as incurred. As a result, there is no recognized accrued or prepaid pension cost as of December 31, 2021. Initial application of ASC 715 to the successor plan will result in a transition asset or obligation equal to the plan’s funded status. For future periods, the net periodic benefit cost will vary from contributions made during the year.
NOTE 18 – SHARE-BASED COMPENSATION
The Company awards select employees and directors certain forms of share-based incentives under a long-term incentive plan approved by the Company’s shareholders. The Company grants these awards under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (“2019 Incentive Plan”). The 2019 Incentive Plan made 1,000,000 shares available to be issued to selected employees and directors of, and service providers to, the Company or its subsidiaries. The granting of awards under this plan can be in the form of stock options, stock appreciation rights, stock awards and cash incentive awards. The awards are granted by the compensation committee, which is comprised of members of the board of directors.

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
Total compensation cost that has been charged against income under the plans was $1.9 million, $2.2 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Stock
The Company granted 128,049 and 94,998 shares of restricted stock awards in 2021 and 2020, respectively. These awards have a vesting period of four years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of grant.
A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

	Number outstanding	Weighted average grant due fair value
Nonvested, beginning of year	233,010	$22.64
Granted	128,049	25.67
Vested	(77,319)	24.60
Forfeited	(21,922)	21.66
Nonvested, end of year	261,818	$23.62
As of December 31, 2021, there was $5.6 million of total unrecognized compensation cost related to the nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 3.0 years.
The weighted average grant date fair value for restricted stock awards was $25.67, $14.85 and $27.67 during the years ended December 31, 2021, 2020 and 2019, respectively.
Stock Options
The Company did not grant stock options in any of the years ended December 31, 2021, 2020 and 2019. All stock options outstanding are related to grants from prior years.
The summary of our stock option activity during the years ended December 31, 2021 and 2020 is as follows:

	2021			2020
	Shares	Weighted average exercise price	Weighted average remaining contractual life	Shares	Weighted average exercise price	Weighted average remaining contractual life
Option outstanding, beginning of year	467,489	$21.40		623,122	$20.83
Options granted	—	—		—	—
Options exercised	(116,147)	19.16		(39,500)	17.90
Options forfeited	—	—		(3,268)	28.89
Options expired	(26,548)	27.07		(112,865)	19.26
Options outstanding, end of year	324,794	21.74	3.1 years	467,489	21.40	4.1 years
Options exercisable	324,794	21.74	3.1 years	463,590	21.31	4.1 years
Options vested and expected to vest	324,794	21.74	3.1 years	467,060	21.39	4.1 years
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2021 was $1.3 million.

The total intrinsic value and cash received from options exercised under share-based payment arrangements was $0.8 million and $2.2 million, respectively, for the year ended December 31, 2021, $0.2 million and $0.7 million, respectively, for the year ended December 31, 2020, and $3.6 million and $5.9 million, respectively, for the year ended December 31, 2019.
The following table summarizes information about the Company’s nonvested stock option activity for 2021:

	Shares	Weighted average grant date fair value
Nonvested, beginning of year	3,899	$4.33
Granted	—	—
Vested	(3,899)	4.33
Forfeited	—	—
Nonvested, end of year	—	—
NOTE 19 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the years ended December 31, 2021, 2020 and 2019 excluded antidilutive stock options of 65,033, 364,272 and 91,097, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective years. Presented below are the calculations for basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019:

(dollars in thousands, except share and per share data)	2021	2020	2019
Net income	$81,317	$22,537	$55,784
Preferred dividends declared	—	—	(191)
Preferred stock, premium amortization	—	—	145
Net income available to common shareholders	81,317	22,537	55,738
Common shareholder dividends	(24,912)	(24,699)	(23,389)
Unvested restricted stock award dividends	(260)	(259)	(210)
Undistributed earnings to unvested restricted stock awards	(564)	—	(267)
Undistributed earnings to common shareholders	$55,581	$(2,421)	$31,872
Basic
Distributed earnings to common shareholders	$24,912	$24,699	$23,389
Undistributed earnings to common shareholders	55,581	(2,421)	31,872
Total common shareholders earnings, basic	$80,493	$22,278	$55,261
Diluted
Distributed earnings to common shareholders	$24,912	$24,699	$23,389
Undistributed earnings to common shareholders	55,581	(2,421)	31,872
Total common shareholders earnings	80,493	22,278	55,261
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	2	—	2
Total common shareholders earnings, diluted	$80,495	$22,278	$55,263
Weighted average common shares outstanding, basic	22,481,389	23,336,881	24,288,793
Options	65,964	9,245	204,638
Weighted average common shares outstanding, diluted	22,547,353	23,346,126	24,493,431
Basic earnings per common share	$3.58	$0.95	$2.28
Diluted earnings per common share	3.57	0.95	2.26

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
In December 2018, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.
At December 31, 2021, the Company and the Bank exceeded the regulatory minimums to which they were subject and exceeded the regulatory definition of well-capitalized.

At December 31, 2021 and 2020, the Company’s and the Bank’s actual and required capital ratios were as follows:

	Actual		Fully Phased-In Regulatory Guidelines Minimum		Required to be Well Capitalized Under Prompt Corrective Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total risk-based capital ratio
Midland States Bancorp, Inc.	$732,177	12.19%	$630,482	10.50%	N/A	N/A
Midland States Bank	672,500	11.21	629,911	10.50	$599,915	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	550,195	9.16	510,390	8.50	N/A	N/A
Midland States Bank	629,389	10.49	509,928	8.50	479,932	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	485,244	8.08	420,321	7.00	N/A	N/A
Midland States Bank	629,389	10.49	419,940	7.00	389,945	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	550,195	7.75	283,941	4.00	N/A	N/A
Midland States Bank	629,389	8.89	283,324	4.00	354,156	5.00

December 31, 2020
Total risk-based capital ratio
Midland States Bancorp, Inc.	$710,417	13.24%	$563,610	10.50%	N/A	N/A
Midland States Bank	631,585	11.77	563,420	10.50	$536,591	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	494,043	9.20	456,256	8.50	N/A	N/A
Midland States Bank	578,681	10.78	456,102	8.50	429,273	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	429,092	7.99	375,740	7.00	N/A	N/A
Midland States Bank	578,681	10.78	375,614	7.00	348,784	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	494,043	7.50	263,651	4.00	N/A	N/A
Midland States Bank	578,681	8.78	263,537	4.00	329,421	5.00
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2021 or 2020 for assets measured at fair value on a recurring basis. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 2).
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and non-recurring basis at December 31, 2021 and 2020, are summarized below:

	2021
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$64,917	$64,917	$—	$—
U.S. government sponsored entities and U.S. agency securities	33,817	—	33,817	—
Mortgage-backed securities - agency	440,270	—	440,270	—
Mortgage-backed securities - non-agency	28,706	—	28,706	—
State and municipal securities	143,099	—	143,099	—
Corporate securities	195,794	—	194,859	935
Equity securities	9,529	9,529	—	—
Loans held for sale	32,045	—	32,045	—
Interest rate lock commitments	410	—	410	—
Interest rate swap contracts	5,473	—	5,473	—
Total	$954,060	$74,446	$878,679	$935
Liabilities
Forward commitments to sell mortgage-backed securities	$19	$—	$19	$—
Interest rate swap contracts	378	—	378	—
Total	$397	$—	$397	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$28,865	$—	$—	$28,865
Nonperforming loans	36,542	24,358	6,129	6,055
Other real estate owned	12,059	—	12,059	—
Assets held for sale	2,284	—	2,284	—

	2020
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$35,567	$—	$35,567	$—
Mortgage-backed securities - agency	344,577	—	344,577	—
Mortgage-backed securities - non-agency	20,744	—	20,744	—
State and municipal securities	129,765	—	129,765	—
Corporate securities	146,058	—	145,099	959
Equity securities	9,424	9,424	—	—
Loans held for sale	138,090	—	138,090	—
Interest rate lock commitments	2,217	—	2,217	—
Interest rate swap contracts	1,206	—	1,206	—
Total	$827,648	$9,424	$817,265	$959
Liabilities
Forward commitments to sell mortgage-backed securities	$309	$—	$309	$—
Interest rate swap contracts	803	—	803	—
Total	$1,112	$—	$1,112	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$28,865	$—	$—	$39,276
Mortgage servicing rights held for sale	878	—	—	878
Nonperforming loans	13,333	—	12,054	1,279
Other real estate owned	20,247	—	20,247	—
Assets held for sale	4,157	—	4,157	—
The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	Corporate Securities
(dollars in thousands)	2021	2020
Balance, beginning of period	$959	$955
Total realized in earnings (1)	14	8
Total unrealized in other comprehensive income (2)	(24)	4
Net settlements (principal and interest)	(14)	(8)
Balance, end of period	$935	$959
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2021 and 2020:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
December 31, 2021
Corporate securities	$935	Consensus pricing	Net market price	0.0%	—	7.0%	(4.5)%

December 31, 2020
Corporate securities	$959	Consensus pricing	Net market price	(2.0)%	—	4.9%	(2.0)%
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
The following table presents (gains) losses recognized on assets measured on a non-recurring basis for the years ended December 31, 2021, 2020 and 2019:

(dollars in thousands)	2021	2020	2019
Loan servicing rights	$7,532	$12,337	$2,139
Mortgage servicing rights held for sale	222	1,692	(490)
Nonperforming loans	14,468	24,611	10,259
Other real estate owned	454	1,390	16
Assets held for sale	—	10,404	3,577
Total loss on assets measured on a nonrecurring basis	$22,676	$50,434	$15,501

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements of Level 3 assets measured on a non-recurring basis at December 31, 2021 and 2020:

(dollars in thousands)	Fair Value	Valuation technique	Unobservable input / assumptions	Range (weighted average)
December 31, 2021
Loan servicing rights:
Commercial MSR	$28,368	Discounted cash flow	Prepayment speed	8.00%	-	18.00%	(8.24)%
			Discount rate	10.00%	-	27.00%	(11.87)%

SBA servicing rights	$898	Discounted cash flow	Prepayment speed	12.27%	-	14.14%	(13.88)%
			Discount rate	10.00%	-	12.00%	(11.00)%

Residential MSR	$705	Discounted cash flow	Prepayment speed	11.94%	-	27.48%	(14.94)%
			Discount rate	9.00%	-	11.50%	(10.25)%

December 31, 2020
Loan servicing rights:
Commercial MSR	$38,322	Discounted cash flow	Prepayment speed	8.00%	-	18.00%	(8.18)%
			Discount rate	10.00%	-	27.00%	(11.48)%

SBA servicing rights	$954	Discounted cash flow	Prepayment speed	12.01%	—	12.52%	(12.25)%
			Discount rate	No range			(11.00)%

MSR held for sale	$878	Discounted cash flow	Prepayment speed	14.40%	—	26.28%	(20.34)%
			Discount rate	9.00%	—	11.50%	(10.13)%

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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at December 31, 2021 and 2020:

	2021			2020
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$19,230	$—	$19,230	$126,123	$67	$126,056
Residential loans held for sale	12,815	584	12,231	11,967	743	11,224
Total loans held for sale	$32,045	$584	$31,461	$138,090	$810	$137,280
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2021, 2020 and 2019:

(dollars in thousands)	2021	2020	2019
Commercial loans held for sale	$(67)	$(139)	$(389)
Residential loans held for sale	(148)	318	7
Total loans held for sale	$(215)	$179	$(382)

The carrying values and estimated fair value of financial instruments not carried at fair value at December 31, 2021 and 2020 were as follows:

	2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$673,297	$673,297	$673,297	$—	$—
Federal funds sold	7,074	7,074	7,074	—	—
Loans, net	5,173,739	5,221,886	—	—	5,221,886
Accrued interest receivable	19,470	19,470	—	19,470	—

Liabilities
Deposits	$6,110,648	$6,109,077	$—	$6,109,077	$—
Short-term borrowings	76,803	76,803	—	76,803	—
FHLB and other borrowings	310,171	317,464	—	317,464	—
Subordinated debt	139,091	148,386	—	148,386	—
Trust preferred debentures	49,374	57,827	—	57,827	—
Accrued interest payable	2,848	2,848	—	2,848	—

	2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$337,080	$337,080	$337,080	$—	$—
Federal funds sold	4,560	4,560	4,560	—	—
Loans, net	5,042,888	5,006,223	—	—	5,006,223
Accrued interest receivable	23,545	23,545	—	23,545	—

Liabilities
Deposits	$5,101,016	$5,108,360	$—	$5,108,360	$—
Short-term borrowings	68,957	68,957	—	68,957	—
FHLB and other borrowings	779,171	807,493	—	807,493	—
Subordinated debt	169,795	176,504	—	176,504	—
Trust preferred debentures	48,814	50,165	—	50,165	—
Accrued interest payable	4,441	4,441	—	4,441	—
In accordance with our adoption of ASU 2016-1 in 2020, the methods utilized to measure the fair value of financial instruments at December 31, 2021 and 2020 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 22 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The spread of the COVID virus had an impact on our operations, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID or treat its impact, are unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments at December 31, 2021 and 2020 were as follows:

(dollars in thousands)	2021	2020
Commitments to extend credit	$994,709	$894,212
Financial guarantees – standby letters of credit	14,325	15,889
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2021 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the years ended December 31, 2021, 2020 and 2019. The liability for unresolved repurchase demands totaled $0.2 million at December 31, 2021 and 2020.
NOTE 23 – SEGMENT INFORMATION
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

Selected business segment financial information as of and for the years ended December 31, 2021, 2020 and 2019 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
December 31, 2021
Net interest income (expense)	$218,309	$—	$(10,634)	$207,675
Provision for credit losses on loans	3,393	—	—	3,393
Noninterest income	42,249	26,876	774	69,899
Noninterest expense	158,803	17,372	(1,106)	175,069
Income (loss) before income taxes (benefit)	98,362	9,504	(8,754)	99,112
Income taxes (benefit)	17,218	2,679	(2,102)	17,795
Net income (loss)	$81,144	$6,825	$(6,652)	$81,317
Total assets	$7,460,114	$28,883	$(45,192)	$7,443,805

December 31, 2020
Net interest income (expense)	$211,120	$—	$(11,984)	$199,136
Provision for credit losses on loans	44,361	—	—	44,361
Noninterest income	38,706	22,802	(259)	61,249
Noninterest expense	170,025	14,938	(953)	184,010
Income (loss) before income taxes (benefit)	35,440	7,864	(11,290)	32,014
Income taxes (benefit)	10,020	2,194	(2,737)	9,477
Net income (loss)	$25,420	$5,670	$(8,553)	$22,537
Total assets	$6,983,254	$29,069	$(143,783)	$6,868,540

December 31, 2019
Net interest income (expense)	$201,534	$—	$(11,719)	$189,815
Provision for credit losses on loans	16,985	—	—	16,985
Noninterest income	53,683	21,832	(233)	75,282
Noninterest expense	160,364	14,850	427	175,641
Income (loss) before income taxes (benefit)	77,868	6,982	(12,379)	72,471
Income taxes (benefit)	18,195	1,850	(3,358)	16,687
Net income (loss)	$59,673	$5,132	$(9,021)	$55,784
Total assets	$6,085,441	$27,521	$(25,945)	$6,087,017

NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021, 2020 and 2019.

(dollars in thousands)	2021	2020	2019
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$20,954	$16,953	$16,114
Investment advisory fees	1,282	2,009	2,171
Investment brokerage fees	2,050	1,465	1,165
Other	2,525	2,375	2,382
Service charges on deposit accounts:
Nonsufficient fund fees	5,339	5,589	7,721
Other	3,009	3,014	3,306
Interchange revenues	14,500	12,266	11,992
Other income:
Merchant services revenue	1,511	1,381	1,506
Other	3,850	3,161	3,475
Noninterest income - out-of-scope of Topic 606	14,879	13,036	25,450
Total noninterest income	$69,899	$61,249	$75,282
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
NOTE 25 – PARENT COMPANY ONLY FINANCIAL INFORMATION
The following tables present condensed financial information for Midland States Bancorp, Inc. at December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2021	2020
Assets:
Cash	$37,876	$58,904
Investment in common stock of subsidiaries	809,143	772,758
Other assets	8,094	11,317
Total assets	$855,113	$842,979
Liabilities:
Subordinated debt	$139,091	$169,795
Trust preferred debentures	49,374	48,814
Other borrowings	171	171
Other liabilities	2,640	2,808
Total liabilities	191,276	221,588
Shareholders’ equity	663,837	621,391
Total liabilities and shareholders’ equity	$855,113	$842,979

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2021	2020	2019
Dividends from subsidiaries	$45,350	$89,890	$43,900
Other income	932	—	—
Interest expense	10,668	12,054	11,798
Other expense	984	1,309	2,753
Income before income tax benefit and equity in undistributed income (loss) of subsidiaries	34,630	76,527	29,349
Income tax benefit	2,105	2,749	3,371
Income before equity in undistributed income (loss) of subsidiaries	36,735	79,276	32,720
Equity in undistributed income (loss) of subsidiaries	44,582	(56,739)	23,064
Net income	$81,317	$22,537	$55,784

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$81,317	$22,537	$55,784
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(44,582)	56,739	(23,064)
Share-based compensation expense	1,938	2,175	2,364
Change in other assets	3,223	(6,382)	(2,604)
Change in other liabilities	763	471	1,528
Net cash provided by operating activities	42,659	75,540	34,008
Cash flows from investing activities:
Net cash paid in acquisition	—	—	(1,021)
Net cash received in dissolution of subsidiary	2,003	—	—
Net cash provided by (used in) investing activities	2,003	—	(1,021)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	98,265
Payments made on subordinated debt	(31,075)	(7,443)	(19,543)
Subordinated debt prepayment fees	—	193	1,778
Payments made on other borrowings	—	—	(56,475)
Common stock repurchased	(11,692)	(39,615)	(4,019)
Redemption of Series G preferred stock	—	(10)	—
Redemption of Series H preferred stock	—	—	(2,636)
Cash dividends paid on common stock	(25,172)	(24,958)	(23,599)
Cash dividends paid on preferred stock	—	—	(191)
Proceeds from issuance of common stock under employee benefit plans	2,249	2,524	5,794
Net cash used in by financing activities	(65,690)	(69,309)	(626)
Net (decrease) increase in cash	(21,028)	6,231	32,361
Cash:
Beginning of period	58,904	52,673	20,312
End of period	$37,876	$58,904	$52,673

NOTE 26 – SUBSEQUENT EVENTS
On January 25, 2022, the Company announced the signing of a branch purchase and assumption agreement with FNBC whereby Midland has agreed to acquire the deposits and certain loans and other assets associated with FNBC’s branches in Mokena and Yorkville, Illinois. Under the terms of the purchase and assumption agreement, Midland expects to acquire approximately $86 million of deposits and approximately $26 million of loans. Midland also expects to acquire the Mokena branch location. The transaction is expected to close during the second quarter of 2022, subject to regulatory approval and other customary closing conditions.

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2021, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION

None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item can be found in the sections titled “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item can be found in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors” and “Compensation Committee Report” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2021. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 18 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	362,052	$19.77	746,798
Equity compensation plans not approved by shareholders (3)	205,395	29.61	—
Total	567,447	$21.74	746,798

(1)The weighted average exercise price only relates to outstanding option awards.
(2)Column (a) includes 259,761 outstanding stock options granted from the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan, , and 102,291 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with the director’s election following the director’s separation from service or at a date certain from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. Column (c) reflects 585,887 shares remaining available for issuance under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and 160,911 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019).
(3)Column (a) includes 65,033 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement, and 140,362 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with the director’s election following the director’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item can be found in the section titled “Proposal 3 – Ratification of the Appointment of Crowe LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under Item 8 - "Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2021 and 2020
Consolidated Statements of Income – Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows – Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

10.1*
Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey Ludwig (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021).

10.2*
Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Jeffrey Mefford incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021).

10.3*
Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Douglas J. Tucker incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021).

10.4*
Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bancorp, Inc., Midland States Bank and Eric T. Lemke incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021).

10.5*
Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bank and Jeff Brunoehler incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021).

10.6*
Amended and Restated Employment Agreement, dated as of November 5, 2020, between Midland States Bank and James R. Stewart incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021).

10.7*
Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.8*
Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.9*
Deferred Compensation Plan for Executives of Midland States Bancorp, Inc. (Effective November 8, 2018) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.10*
Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019) (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.11*
Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.12*
Form of Incentive Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.13*
Form of Nonqualified Stock Option Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.14*
Form of Restricted Stock Unit Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.15*
Form of Restricted Stock Award Agreement under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 333-231323), filed with the SEC on May 9, 2019).

10.16*
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

MIDLAND STATES BANCORP, INC.
Date: February 25, 2022	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	Jeffrey C. Smith	Chairman of the Board of Directors	February 25, 2022
Jeffrey C. Smith

/s/	Jeffrey G. Ludwig	President,	February 25, 2022
	Jeffrey G. Ludwig	Chief Executive Officer and Vice Chairman (Principal Executive Officer)

/s/	Eric T. Lemke	Chief Financial Officer	February 25, 2022
	Eric T. Lemke	(Principal Financial Officer)

/s/	Donald J. Spring	Chief Accounting Officer	February 25, 2022
	Donald J. Spring	(Principal Accounting Officer)

/s/	R. Dean. Bingham	Director	February 25, 2022
R. Dean. Bingham

/s/	Jennifer L. DiMotta	Director	February 25, 2022
Jennifer L. DiMotta

/s/	Deborah A. Golden	Director	February 25, 2022
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	February 25, 2022
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	February 25, 2022
Jeffrey M. McDonnell

/s/	Dwight A. Miller	Director	February 25, 2022
Dwight A. Miller

/s/	Richard T. Ramos	Director	February 25, 2022
Richard T. Ramos

/s/	Robert F. Schultz	Director	February 25, 2022
Robert F. Schultz