Form 10-Q
period 2022-03-31
Midland States Bancorp, Inc.
filed 2022-05-05
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of April 22, 2022, the Registrant had 22,055,135 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and due from banks	$326,086	$673,297
Federal funds sold	6,178	7,074
Cash and cash equivalents	332,264	680,371
Investment securities available for sale, at fair value (allowance for credit losses of $0 and $221 at March 31, 2022 and December 31, 2021, respectively)	849,074	906,603
Equity securities, at fair value	9,172	9,529
Loans	5,539,961	5,224,801
Allowance for credit losses on loans	(52,938)	(51,062)
Total loans, net	5,487,023	5,173,739
Loans held for sale	8,931	32,045
Premises and equipment, net	69,746	70,792
Operating lease right-of-use asset	8,111	8,428
Other real estate owned	11,537	12,059
Nonmarketable equity securities	36,451	36,341
Accrued interest receivable	19,831	19,470
Loan servicing rights, at lower of cost or fair value	27,484	28,865
Goodwill	161,904	161,904
Other intangible assets, net	22,976	24,374
Cash surrender value of life insurance policies	148,060	148,378
Other assets	146,151	130,907
Total assets	$7,338,715	$7,443,805
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,965,032	$2,245,701
Interest-bearing	4,092,507	3,864,947
Total deposits	6,057,539	6,110,648
Short-term borrowings	60,352	76,803
FHLB advances and other borrowings	310,171	310,171
Subordinated debt	139,184	139,091
Trust preferred debentures	49,524	49,374
Operating lease liabilities	10,258	10,714
Other liabilities	66,701	83,167
Total liabilities	6,693,729	6,779,968

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,044,626 and 22,050,537 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	220	221
Capital surplus	446,044	445,907
Retained earnings	226,757	212,472
Accumulated other comprehensive (loss) income	(28,035)	5,237
Total shareholders’ equity	644,986	663,837
Total liabilities and shareholders’ equity	$7,338,715	$7,443,805
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans:
Taxable	$56,586	$54,554
Tax exempt	548	670
Loans held for sale	220	442
Investment securities:
Taxable	3,897	3,280
Tax exempt	842	781
Nonmarketable equity securities	484	680
Federal funds sold and cash investments	171	96
Total interest income	62,748	60,503
Interest expense:
Deposits	2,161	3,183
Short-term borrowings	23	24
FHLB advances and other borrowings	1,212	2,570
Subordinated debt	2,011	2,367
Trust preferred debentures	514	491
Total interest expense	5,921	8,635
Net interest income	56,827	51,868
Provision for credit losses:
Provision for credit losses on loans	4,132	3,950
Provision for credit losses on unfunded commitments	256	(535)
(Recapture of) provision for other credit losses	(221)	150
Total provision for credit losses	4,167	3,565
Net interest income after provision for credit losses	52,660	48,303
Noninterest income:
Wealth management revenue	7,139	5,931
Residential mortgage banking revenue	599	1,574
Service charges on deposit accounts	2,068	1,826
Interchange revenue	3,280	3,375
Impairment on commercial mortgage servicing rights	(394)	(1,275)
Company-owned life insurance	1,019	860
Other income	1,902	2,525
Total noninterest income	15,613	14,816
Noninterest expense:
Salaries and employee benefits	21,870	20,528
Occupancy and equipment	3,755	3,940
Data processing	5,873	5,993
Professional	1,972	2,185
Marketing	688	477
Communications	712	822
Amortization of intangible assets	1,398	1,515
Other expense	4,616	3,619
Total noninterest expense	40,884	39,079
Income before income taxes	27,389	24,040
Income taxes	6,640	5,502
Net income	$20,749	$18,538
Per common share data:
Basic earnings per common share	$0.92	$0.81
Diluted earnings per common share	$0.92	$0.81
Weighted average common shares outstanding	22,274,884	22,522,983
Weighted average diluted common shares outstanding	22,350,307	22,578,553
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$20,749	$18,538
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized losses that occurred during the period	(50,776)	(6,741)
(Recapture of) provision for credit loss expense	(221)	150
Income tax effect	14,024	1,813
Change in investment securities available for sale, net of tax	(36,973)	(4,778)
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	5,105	8,262
Reclassification adjustment for gains realized in net income	—	(314)
Income tax effect	(1,404)	(2,186)
Change in cash flow hedges, net of tax	3,701	5,762
Other comprehensive (loss) income, net of tax	(33,272)	984
Total comprehensive (loss) income	$(12,523)	$19,522
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances, December 31, 2021	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	20,749	—	20,749
Other comprehensive income	—	—	—	(33,272)	(33,272)
Common dividends declared ($0.29 per share)	—	—	(6,464)	—	(6,464)
Common stock repurchased	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	527	—	—	527
Issuance of common stock under employee benefit plans	—	718	—	—	718
Balances, March 31, 2022	$220	$446,044	$226,757	$(28,035)	$644,986

Balances, December 31, 2020	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	18,538	—	18,538
Other comprehensive income	—	—	—	984	984
Common dividends declared ($0.28 per share)	—	—	(6,301)	—	(6,301)
Common stock repurchased	(1)	(1,207)	—	—	(1,208)
Share-based compensation expense	—	502	—	—	502
Issuance of common stock under employee benefit plans	2	1,559	—	—	1,561
Balances, March 31, 2021	$224	$454,264	$168,564	$12,415	$635,467
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$20,749	$18,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,167	3,565
Depreciation on premises and equipment	1,255	1,436
Amortization of intangible assets	1,398	1,515
Amortization of operating lease right-of-use asset	439	407
Amortization of loan servicing rights	771	858
Share-based compensation expense	527	502
Increase in cash surrender value of life insurance	(831)	(860)
Gain on proceeds from company-owned life insurance	(188)	—
Investment securities amortization, net	852	1,067
(Gain) loss on sales of other real estate owned	(42)	9
Impairment on other real estate owned	337	104
Origination of loans held for sale	(79,601)	(199,721)
Proceeds from sales of loans held for sale	103,133	332,685
Gain on loans sold and held for sale	(484)	(1,234)
Impairment on commercial mortgage servicing rights	394	1,275
Net change in operating assets and liabilities:
Accrued interest receivable	(361)	(1,134)
Other assets	(14,228)	(6,986)
Accrued expenses and other liabilities	790	6,349
Net cash provided by operating activities	39,077	158,375
Cash flows from investing activities:
Purchases of investment securities available for sale	(15,873)	(56,983)
Maturities and payments on investment securities available for sale	21,773	56,870
Purchases of equity securities	(312)	(154)
Net (increase) decrease in loans	(317,486)	142,019
Purchases of premises and equipment	(414)	(574)
Proceeds from sale of premises and equipment	—	75
Purchases of nonmarketable equity securities	(109)	—
Proceeds from sales of nonmarketable equity securities	—	3,500
Proceeds from sales of other real estate owned	315	131
Proceeds from settlements of company-owned life insurance	1,337	—
Net cash (used in) provided by investing activities	(310,769)	144,884
Cash flows from financing activities:
Net (decrease) increase in deposits	(53,109)	239,497
Net (decrease) increase in short-term borrowings	(16,451)	2,771
Proceeds from FHLB borrowings	50,000	250,000
Payments made on FHLB borrowings and other borrowings	(50,000)	(500,008)
FHLB advances prepayment fees	—	8
Cash dividends paid on common stock	(6,464)	(6,301)
Common stock repurchased	(1,109)	(1,208)
Proceeds from issuance of common stock under employee benefit plans	718	1,561
Net cash used in financing activities	(76,415)	(13,680)
Net (decrease) increase in cash and cash equivalents	(348,107)	289,579
Cash and cash equivalents:
Beginning of period	680,371	341,640
End of period	$332,264	$631,219
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$6,591	$9,436
Income tax paid (net of refunds)	1,912	1,650
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	—	48,494
Transfer of loans to other real estate owned	88	306
Pending settlements on securities purchased	—	11,663
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2021 Annual Report on Form 10-K. Certain reclassifications of 2021 amounts have been made to conform to the 2022 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.
Principles of Consolidation
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets.
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU No. 2020-04 which provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.
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
FASB ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures – In March 2022, the FASB issued ASU No. 2022-02, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and the amendments should be applied prospectively, although the entity has the option to apply a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
NOTE 3 – DISPOSITIONS AND ACQUISITIONS
FNBC Bank & Trust
On January 25, 2022, the Company announced the signing of a branch purchase and assumption agreement with FNBC Bank & Trust ("FNBC") whereby we have agreed to acquire the deposits and certain loans and other assets associated with FNBC's branches in Mokena and Yorkville, Illinois. We expect to acquire approximately $86 million of deposits and approximately $26 million of loans. The transaction is expected to close during the second quarter of 2022.
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
NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$66,534	$—	$3,410	$—	$63,124
U.S. government sponsored entities and U.S. agency securities	34,194	52	2,715	—	31,531
Mortgage-backed securities - agency	437,125	620	34,758	—	402,987
Mortgage-backed securities - non-agency	27,174	—	2,072	—	25,102
State and municipal securities	139,619	1,779	4,816	—	136,582
Corporate securities	193,296	1,206	4,754	—	189,748
Total available for sale securities	$897,942	$3,657	$52,525	$—	$849,074

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$65,347	$—	$430	$—	$64,917
U.S. government sponsored entities and U.S. agency securities	34,569	79	831	—	33,817
Mortgage-backed securities - agency	444,484	2,687	6,901	—	440,270
Mortgage-backed securities - non-agency	29,037	50	381	—	28,706
State and municipal securities	137,904	5,561	366	—	143,099
Corporate securities	193,354	3,128	467	221	195,794
Total available for sale securities	$904,695	$11,505	$9,376	$221	$906,603
    The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at March 31, 2022. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$13,864	$13,999
After one year through five years	143,470	139,722
After five years through ten years	237,281	230,606
After ten years	39,028	36,658
Mortgage-backed securities	464,299	428,089
Total available for sale securities	$897,942	$849,074
There were no sales of investment securities available for sale during both the three months ended March 31, 2022 and 2021.
The table below presents a rollforward by major security type for the three months ended March 31, 2022 and 2021 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	Mortgage-backed securities - non-agency	State and municipal securities	Corporate securities	Total
Changes in allowance for credit losses on investment securities available for sale:
For the three months ended March 31, 2022
Balance, beginning of period	$—	$—	$221	$221
Current-period recapture of expected credit losses	—	—	(221)	(221)
Balance, end of period	$—	$—	$—	$—
For the three months ended March 31, 2021
Balance, beginning of period	$—	$29	$337	$366
Current-period provision for (recapture of) expected credit losses	28	(1)	123	150
Balance, end of period	$28	$28	$460	$516
Unrealized losses and fair values for investment securities available for sale as of March 31, 2022 and December 31, 2021, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$63,124	$3,410	$—	$—	$63,124	$3,410
U.S. government sponsored entities and U.S. agency securities	17,050	1,319	8,603	1,396	25,653	2,715
Mortgage-backed securities - agency	249,809	21,437	113,330	13,321	363,139	34,758
Mortgage-backed securities - non-agency	19,740	1,410	5,362	662	25,102	2,072
State and municipal securities	57,628	4,431	3,845	385	61,473	4,816
Corporate securities	103,496	4,646	2,869	108	106,365	4,754
Total available for sale securities	$510,847	$36,653	$134,009	$15,872	$644,856	$52,525

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$64,917	$430	$—	$—	$64,917	$430
U.S. government sponsored entities and U.S. agency securities	17,487	263	9,432	568	26,919	831
Mortgage-backed securities - agency	317,372	6,633	9,051	268	326,423	6,901
Mortgage-backed securities - non-agency	24,095	381	—	—	24,095	381
State and municipal securities	27,324	270	2,538	96	29,862	366
Corporate securities	—	—	—	—	—	—
Total available for sale securities	$451,195	$7,977	$21,021	$932	$472,216	$8,909
    For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
At March 31, 2022, 264 investment securities available for sale had unrealized losses with aggregate depreciation of 7.53% from their amortized cost basis. The unrealized losses related principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
Equity Securities
Equity securities are recorded at fair value and totaled $9.2 million and $9.5 million at March 31, 2022 and December 31, 2021, respectively.
During both the three months ended March 31, 2022 and 2021, there were no sales of equity securities. Net unrealized gains and losses on equity securities for the three months ended March 31, 2022 and 2021 are summarized below:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Equity securities
Net unrealized (losses) gains	$(522)	$81
Net unrealized gains and losses on equity securities were recorded in other income in the consolidated statements of income.

NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial:
Commercial	$796,498	$770,670
Commercial other	641,627	679,518
Commercial real estate:
Commercial real estate non-owner occupied	1,291,239	1,105,333
Commercial real estate owner occupied	499,871	469,658
Multi-family	252,507	171,875
Farmland	70,424	69,962
Construction and land development	188,668	193,749
Total commercial loans	3,740,834	3,460,765
Residential real estate:
Residential first lien	268,787	274,412
Other residential	60,544	63,739
Consumer:
Consumer	101,692	106,008
Consumer other	939,104	896,597
Lease financing	429,000	423,280
Total loans, gross	$5,539,961	$5,224,801
Total loans include net deferred loan costs of $5.2 million and $4.6 million at March 31, 2022 and December 31, 2021, respectively, and unearned discounts of $47.4 million and $46.1 million within the lease financing portfolio at March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022, the Company had commercial real estate and residential real estate loans held for sale totaling $8.9 million compared to $32.0 million at December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $103.1 million and $332.7 million, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Paycheck Protection Program ("PPP") loans of $22.9 million and $52.5 million as of March 31, 2022 and December 31, 2021, respectively, and commercial FHA warehouse lines of $84.0 million and $91.9 million as of March 31, 2022 and December 31, 2021, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $23.4 million and $13.9 million at March 31, 2022 and December 31, 2021, respectively. The new loans, other additions, repayments and other reductions for the three months ended March 31, 2022 and 2021, are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Beginning balance	$13,869	$19,693
New loans and other additions	9,805	543
Repayments and other reductions	(300)	(864)
Ending balance	$23,374	$19,372
The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2022 and 2021:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended March 31, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	389	3,444	(156)	584	257	(386)	4,132
Charge-offs	(2,154)	(227)	(6)	(104)	(305)	(206)	(3,002)
Recoveries	11	67	6	113	162	387	746
Balance, end of period	$12,621	$26,277	$816	$3,288	$2,672	$7,264	$52,938

Changes in allowance for credit losses on loans for the three months ended March 31, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	(2,021)	7,127	11	68	53	(1,288)	3,950
Charge-offs	(506)	(773)	(271)	(110)	(242)	(253)	(2,155)
Recoveries	15	2	66	94	122	150	449
Balance, end of period	$17,339	$31,821	$1,239	$3,981	$2,271	$6,036	$62,687
The Company utilizes a combination of models which measure probability of default and loss given default methodology in determining expected future credit losses.

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

Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$4,463	$2,275	$6,738	$4,681	$2,275	$6,956
Commercial other	3,248	—	3,248	4,467	—	4,467
Commercial real estate:
Commercial real estate non-owner occupied	1,992	21,344	23,336	1,914	9,912	11,826
Commercial real estate owner occupied	3,059	1,340	4,399	2,164	1,340	3,504
Multi-family	188	1,935	2,123	201	1,967	2,168
Farmland	153	—	153	155	—	155
Construction and land development	262	—	262	83	—	83
Total commercial loans	13,365	26,894	40,259	13,665	15,494	29,159
Residential real estate:
Residential first lien	3,197	753	3,950	3,116	832	3,948
Other residential	926	—	926	836	—	836
Consumer:
Consumer	97	—	97	110	—	110
Lease financing	1,454	—	1,454	1,510	—	1,510
Total loans	$19,039	$27,647	$46,686	$19,237	$16,326	$35,563
    There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2022 and 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million in each of the three months ended March 31, 2022 and 2021.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of March 31, 2022 and December 31, 2021:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
March 31, 2022
Commercial
Commercial	$—	$4,890	$—	$4,890
Commercial Other	—	245	939	1,184
Commercial Real Estate
Non-Owner Occupied	23,013	—	—	23,013
Owner Occupied	1,336	—	—	1,336
Multi-Family	1,937	—	—	1,937
Total Collateral Dependent Loans	$26,286	$5,135	$939	$32,360

December 31, 2021
Commercial
Commercial	$—	$5,402	$—	$5,402
Commercial Other	—	—	502	502
Commercial Real Estate
Non-Owner Occupied	11,604	—	—	11,604
Owner Occupied	1,336	—	—	1,336
Multi-Family	1,969	—	—	1,969
Total Collateral Dependent Loans	$14,909	$5,402	$502	$20,813

The aging status of the recorded investment in loans by portfolio as of March 31, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$281	$25	$759	$1,065	$6,738	$788,695	$796,498
Commercial other	3,070	1,730	—	4,800	3,248	633,579	641,627
Commercial real estate:
Commercial real estate non-owner occupied	131	441	—	572	23,336	1,267,331	1,291,239
Commercial real estate owner occupied	129	—	—	129	4,399	495,343	499,871
Multi-family	14,465	—	—	14,465	2,123	235,919	252,507
Farmland	709	6	—	715	153	69,556	70,424
Construction and land development	—	—	—	—	262	188,406	188,668
Total commercial loans	18,785	2,202	759	21,746	40,259	3,678,829	3,740,834
Residential real estate:
Residential first lien	207	47	—	254	3,950	264,583	268,787
Other residential	9	91	—	100	926	59,518	60,544
Consumer:
Consumer	84	4	—	88	97	101,507	101,692
Consumer other	3,452	2,339	70	5,861	—	933,243	939,104
Lease financing	1,505	319	—	1,824	1,454	425,722	429,000
Total loans	$24,042	$5,002	$829	$29,873	$46,686	$5,463,402	$5,539,961

The aging status of the recorded investment in loans by portfolio as of December 31, 2021 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$283	$1,082	$—	$1,365	$6,956	$762,349	$770,670
Commercial other	2,402	2,110	5	4,517	4,467	670,534	679,518
Commercial real estate:
Commercial real estate non-owner occupied	585	243	—	828	11,826	1,092,679	1,105,333
Commercial real estate owner occupied	232	730	—	962	3,504	465,192	469,658
Multi-family	—	—	—	—	2,168	169,707	171,875
Farmland	—	26	—	26	155	69,781	69,962
Construction and land development	195	195	—	390	83	193,276	193,749
Total commercial loans	3,697	4,386	5	8,088	29,159	3,423,518	3,460,765
Residential real estate:
Residential first lien	113	285	—	398	3,948	270,066	274,412
Other residential	456	151	—	607	836	62,296	63,739
Consumer:
Consumer	127	20	—	147	110	105,751	106,008
Consumer other	4,423	2,358	1	6,782	—	889,815	896,597
Lease financing	1,253	245	—	1,498	1,510	420,272	423,280
Total loans	$10,069	$7,445	$6	$17,520	$35,563	$5,171,718	$5,224,801
Troubled Debt Restructurings
Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs are transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The outstanding balance of modifications made as a result of COVID, that were not considered TDRs under the Cornavirus Aid, Relief, and Economic Security Act, as amended by Section 541 of the Consolidated Appropriations Act, totaled $1.1 million and $13.3 million at March 31, 2022 and December 31, 2021, respectively.
The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$1,275	$1,220	$2,495	$833	$1,422	$2,255
Commercial real estate	109	3,143	3,252	1,522	3,302	4,824
Construction and land development	34	—	34	37	—	37
Residential real estate	2,861	872	3,733	3,128	784	3,912
Consumer	175	—	175	98	—	98
Lease financing	931	520	1,451	1,394	241	1,635
Total loans	$5,385	$5,755	$11,140	$7,012	$5,749	$12,761
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.

The allowance for credit losses on TDRs totaled $0.7 million at March 31, 2022 and December 31, 2021. The Company had no unfunded commitments in connection with TDRs at March 31, 2022 and December 31, 2021.
The following table presents a summary of loans by portfolio that were restructured during the three months ended March 31, 2022 and 2021. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three months ended March 31, 2022 or 2021:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended March 31, 2022
Troubled debt restructurings:
Number of loans	2	—	—	3	3	2	10
Pre-modification outstanding balance	$645	$—	$—	$200	$79	$91	$1,015
Post-modification outstanding balance	645	—	—	178	79	91	993

For the three months ended March 31, 2021
Troubled debt restructurings:
Number of loans	—	—	1	2	2	—	5
Pre-modification outstanding balance	$—	$—	$49	$55	$31	$—	$135
Post-modification outstanding balance	—	—	40	56	31	—	127
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of March 31, 2022 and December 31, 2021:

			March 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$35,988	$102,759	$78,574	$44,134	$20,640	$56,169	$425,219	$763,483
		Special mention	—	129	48	551	1,343	299	3,130	5,500
		Substandard	—	372	—	827	1,846	4,330	13,402	20,777
		Substandard – nonaccrual	—	340	—	240	174	463	5,521	6,738
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	35,988	103,600	78,622	45,752	24,003	61,261	447,272	796,498

	Commercial other	Acceptable credit quality	66,720	213,502	149,049	88,347	24,879	438	77,191	620,126
		Special mention	—	227	1,861	9,462	3,745	—	1,375	16,670
		Substandard	—	—	—	62	—	—	1,521	1,583
		Substandard – nonaccrual	—	355	72	2,466	350	—	5	3,248
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	66,720	214,084	150,982	100,337	28,974	438	80,092	641,627

Commercial real estate	Non-owner occupied	Acceptable credit quality	221,262	441,878	153,618	125,995	20,477	210,880	5,295	1,179,405
		Special mention	—	26	3,480	15,343	1,006	1,776	—	21,631
		Substandard	—	6,118	—	21,133	1,668	37,698	250	66,867
		Substandard – nonaccrual	—	134	989	6,013	12,779	3,421	—	23,336
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	221,262	448,156	158,087	168,484	35,930	253,775	5,545	1,291,239

	Owner occupied	Acceptable credit quality	50,665	140,875	67,486	47,486	39,078	123,447	1,345	470,382
		Special mention	—	146	—	182	161	4,585	32	5,106
		Substandard	—	4,188	593	10,676	—	4,228	299	19,984
		Substandard – nonaccrual	—	338	334	162	333	3,232	—	4,399
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	50,665	145,547	68,413	58,506	39,572	135,492	1,676	499,871

	Multi-family	Acceptable credit quality	99,607	77,047	19,938	504	25,326	15,591	1,556	239,569
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	975	—	—	—	9,840	—	10,815
		Substandard – nonaccrual	—	—	—	118	—	2,005	—	2,123
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	99,607	78,022	19,938	622	25,326	27,436	1,556	252,507

	Farmland	Acceptable credit quality	1,606	17,142	14,466	4,811	3,216	25,943	1,944	69,128
		Special mention	—	—	—	—	145	187	—	332
		Substandard	—	71	—	166	13	561	—	811
		Substandard – nonaccrual	—	—	—	—	103	—	50	153
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	1,606	17,213	14,466	4,977	3,477	26,691	1,994	70,424

Construction and land development		Acceptable credit quality	15,483	71,366	53,813	15,485	3,847	4,650	21,923	186,567
		Special mention	—	—	—	—	—	220	—	220
		Substandard	—	—	—	—	—	—	—	—
		Substandard – nonaccrual	—	—	—	223	—	39	—	262
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	163	1,257	36	—	—	163	—	1,619
		Subtotal	15,646	72,623	53,849	15,708	3,847	5,072	21,923	188,668

Total		Acceptable credit quality	491,331	1,064,569	536,944	326,762	137,463	437,118	534,473	3,528,660
		Special mention	—	528	5,389	25,538	6,400	7,067	4,537	49,459
		Substandard	—	11,724	593	32,864	3,527	56,657	15,472	120,837
		Substandard – nonaccrual	—	1,167	1,395	9,222	13,739	9,160	5,576	40,259
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	163	1,257	36	—	—	163	—	1,619
Total commercial loans			$491,494	$1,079,245	$544,357	$394,386	$161,129	$510,165	$560,058	$3,740,834

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$108,490	$78,071	$50,458	$20,045	$27,405	$35,856	$417,920	$738,245
		Special mention	186	57	198	6,154	2	316	1,517	8,430
		Substandard	380	372	1,934	1,868	64	4,322	8,099	17,039
		Substandard – nonaccrual	52	—	612	177	242	169	5,704	6,956
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	109,108	78,500	53,202	28,244	27,713	40,663	433,240	770,670

	Commercial other	Acceptable credit quality	264,282	167,326	101,083	29,981	303	341	88,198	651,514
		Special mention	—	1,929	10,676	3,966	—	—	3,252	19,823
		Substandard	688	—	62	341	—	—	2,623	3,714
		Substandard – nonaccrual	10	158	3,894	384	—	—	21	4,467
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	264,980	169,413	115,715	34,672	303	341	94,094	679,518

Commercial real estate	Non-owner occupied	Acceptable credit quality	441,483	154,379	134,507	20,524	55,207	182,465	5,258	993,823
		Special mention	26	6,341	14,177	2,296	711	2,272	—	25,823
		Substandard	6,196	817	8,825	20,572	14,857	22,344	250	73,861
		Substandard – nonaccrual	169	992	6,206	—	195	4,264	—	11,826
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	447,874	162,529	163,715	43,392	70,970	211,345	5,508	1,105,333

	Owner occupied	Acceptable credit quality	141,084	69,415	47,187	35,974	30,583	98,442	1,886	424,571
		Special mention	150	24	187	161	13,087	4,540	32	18,181
		Substandard	4,192	1,127	10,810	205	297	6,466	305	23,402
		Substandard – nonaccrual	—	318	129	336	72	2,649	—	3,504
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	145,426	70,884	58,313	36,676	44,039	112,097	2,223	469,658

	Multi-family	Acceptable credit quality	88,329	20,080	1,973	25,450	1,414	18,642	2,241	158,129
		Special mention	—	451	—	—	—	—	—	451
		Substandard	988	—	—	—	—	10,139	—	11,127
		Substandard – nonaccrual	—	—	123	—	—	2,045	—	2,168
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	89,317	20,531	2,096	25,450	1,414	30,826	2,241	171,875

	Farmland	Acceptable credit quality	15,689	14,966	3,931	3,162	7,996	19,305	1,196	66,245
		Special mention	—	66	1,236	145	153	240	—	1,840
		Substandard	371	76	166	211	—	898	—	1,722
		Substandard – nonaccrual	—	—	—	105	—	—	50	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,060	15,108	5,333	3,623	8,149	20,443	1,246	69,962

Construction and land development		Acceptable credit quality	65,053	65,274	19,269	10,029	2,511	3,841	19,452	185,429
		Special mention	—	—	5,014	—	—	221	—	5,235
		Substandard	—	1,336	—	—	—	—	—	1,336
		Substandard – nonaccrual	—	—	43	—	—	40	—	83
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
		Subtotal	66,518	66,647	24,326	10,029	2,511	4,266	19,452	193,749

Total		Acceptable credit quality	1,124,410	569,511	358,408	145,165	125,419	358,892	536,151	3,217,956
		Special mention	362	8,868	31,488	12,722	13,953	7,589	4,801	79,783
		Substandard	12,815	3,728	21,797	23,197	15,218	44,169	11,277	132,201
		Substandard – nonaccrual	231	1,468	11,007	1,002	509	9,167	5,775	29,159
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
Total Commercial loans			$1,139,283	$583,612	$422,700	$182,086	$155,099	$419,981	$558,004	$3,460,765

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of March 31, 2022 and December 31, 2021:

			March 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$9,120	$39,688	$31,213	$22,780	$29,415	$130,266	$290	$262,772
		Nonperforming	—	—	107	268	697	4,943	—	6,015
		Subtotal	9,120	39,688	31,320	23,048	30,112	135,209	290	268,787

	Other residential	Performing	533	569	644	1,384	1,782	2,340	51,570	58,822
		Nonperforming	—	—	—	10	10	227	1,475	1,722
		Subtotal	533	569	644	1,394	1,792	2,567	53,045	60,544

Consumer	Consumer	Performing	5,533	63,545	11,939	6,860	7,400	4,052	2,088	101,417
		Nonperforming	65	105	5	2	42	55	1	275
		Subtotal	5,598	63,650	11,944	6,862	7,442	4,107	2,089	101,692

	Consumer other	Performing	141,223	459,083	254,096	54,821	10,735	8,268	10,810	939,036
		Nonperforming	—	—	—	—	—	—	68	68
		Subtotal	141,223	459,083	254,096	54,821	10,735	8,268	10,878	939,104

Leases financing		Performing	52,071	137,002	115,102	77,931	36,775	7,734	—	426,615
		Nonperforming	—	—	529	672	1,049	135	—	2,385
		Subtotal	52,071	137,002	115,631	78,603	37,824	7,869	—	429,000

Total		Performing	208,480	699,887	412,994	163,776	86,107	152,660	64,758	1,788,662
		Nonperforming	65	105	641	952	1,798	5,360	1,544	10,465
Total other loans			$208,545	$699,992	$413,635	$164,728	$87,905	$158,020	$66,302	$1,799,127

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$38,508	$31,920	$24,311	$30,842	$48,276	$93,462	$888	$268,207
		Nonperforming	—	108	173	780	764	4,380	—	6,205
		Subtotal	38,508	32,028	24,484	31,622	49,040	97,842	888	274,412

	Other residential	Performing	888	679	1,520	1,950	1,211	1,559	54,225	62,032
		Nonperforming	—	—	10	16	128	100	1,453	1,707
		Subtotal	888	679	1,530	1,966	1,339	1,659	55,678	63,739

Consumer	Consumer	Performing	65,915	14,955	7,874	8,728	3,025	2,582	2,721	105,800
		Nonperforming	89	5	3	14	24	71	2	208
		Subtotal	66,004	14,960	7,877	8,742	3,049	2,653	2,723	106,008

	Consumer other	Performing	474,385	323,437	63,463	12,635	3,888	5,447	13,341	896,596
		Nonperforming	—	—	—	—	—	—	1	1
		Subtotal	474,385	323,437	63,463	12,635	3,888	5,447	13,342	896,597

Leases financing		Performing	154,803	124,575	86,402	43,536	9,077	1,983	—	420,376
		Nonperforming	—	757	1,001	1,012	95	39	—	2,904
		Subtotal	154,803	125,332	87,403	44,548	9,172	2,022	—	423,280

Total
		Performing	734,499	495,566	183,570	97,691	65,477	105,033	71,175	1,753,011
		Nonperforming	89	870	1,187	1,822	1,011	4,590	1,456	11,025
Total other loans			$734,588	$496,436	$184,757	$99,513	$66,488	$109,623	$72,631	$1,764,036
NOTE 6 – PREMISES AND EQUIPMENT, NET
A summary of premises and equipment at March 31, 2022 and December 31, 2021 is as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Land	$15,603	$15,696
Buildings and improvements	67,790	67,143
Furniture and equipment	33,491	33,545
Total	116,884	116,384
Accumulated depreciation	(47,138)	(45,592)
Premises and equipment, net	$69,746	$70,792
    Depreciation expense for the three months ended March 31, 2022 and 2021 was $1.3 million and $1.4 million, respectively.

NOTE 7 – LEASES
The Company had operating lease right-of-use assets of $8.1 million and $8.4 million as of March 31, 2022 and December 31, 2021, respectively, and operating lease liabilities of $10.3 million and $10.7 million at the same dates, respectively.
The operating leases, primarily for banking offices and operating facilities, have remaining lease terms of 3 months to 11 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised.

Information related to operating leases for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Operating lease cost	$508	$523
Operating cash flows from leases	606	783
Right-of-use assets obtained in exchange for lease obligations	121	80
Right-of-use assets derecognized due to terminations or impairment	—	(122)
Weighted average remaining lease term	7.43 years	8.16 years
Weighted average discount rate	2.87%	2.91%
    The projected minimum rental payments under the terms of the leases as of March 31, 2022 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2022 remaining	$1,643
2023	2,105
2024	1,799
2025	894
2026	763
Thereafter	4,251
Total future minimum lease payments	11,455
Less imputed interest	(1,197)
Total operating lease liabilities	$10,258

NOTE 8 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$2,573,048	$26,111	$2,650,531	$27,386
SBA	47,675	716	50,043	774
Residential	287,963	657	302,618	705
Total	$2,908,686	$27,484	$3,003,192	$28,865
Commercial FHA Mortgage Loan Servicing
Changes in our commercial FHA loan servicing rights for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Loan servicing rights:
Balance, beginning of period	$27,386	$38,322
Amortization	(660)	(783)
Refinancing fee received from third party	(221)	(267)
Permanent impairment	(394)	(1,275)
Balance, end of period	$26,111	$35,997
Fair value:
At beginning of period	$28,368	$38,322
At end of period	$27,941	$35,997
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.21% and 8.24% at March 31, 2022 and December 31, 2021, respectively, while the weighted average discount rate was 11.87% for both periods.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at March 31, 2022 and December 31, 2021 is summarized as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904
    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$57,012	$(41,667)	$15,345	$57,012	$(40,603)	$16,409
Customer relationship intangibles	15,918	(8,287)	7,631	15,918	(7,953)	7,965
Total intangible assets	$72,930	$(49,954)	$22,976	$72,930	$(48,556)	$24,374
Amortization of intangible assets was $1.4 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at March 31, 2022 and December 31, 2021:

	Notional amount		Fair value gain
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivative instruments (included in other assets):
Interest rate lock commitments	$26,485	$66,216	$148	$410
Forward commitments to sell mortgage-backed securities	24,940	60,427	296	—
Total	$51,425	$126,643	$444	$410

	Notional amount		Fair value loss
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$—	$18,362	$—	$19
    During the three months ended March 31, 2022, the Company recognized net gains of $0.1 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. During the three months ended March 31, 2021, the Company recognized net losses of $0.5 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Cash Flow Hedges
In the first quarter of 2022, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at March 31, 2022:

(dollars in thousands)	March 31, 2022
Notional Amount	$200,000
Average remaining life in years	4.13 years
Weighted average pay rate	3.50%
Weighted average receive rate	5.48%
Quarterly, the effectiveness evaluation is based on the fluctuation of the variable interest the Company receives from the customers for the loans as compared to the fixed interest received from the counterparty.
The Company has $140.0 million notional amount of future-starting receive-fixed, pay-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps are effective beginning in April 2023. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes the amount as part of FHLB advances interest expense on the consolidated statements of income.
At March 31, 2022, the $10.2 million fair value of cash flow hedges was included in other assets in the consolidated balance sheets. At December 31, 2021, the $5.1 million fair value of cash flow hedges was included in other liabilities in the consolidated balance sheets. The tax effected amounts of $7.4 million and $3.7 million at March 31, 2022 and December 31, 2021, respectively, were included in accumulated other comprehensive income. There were no amounts recorded in the consolidated statements of income for the three months ended March 31, 2022 or 2021 related to ineffectiveness.
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $7.8 million and $7.9 million at March 31, 2022 and December 31, 2021, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.4 million at December 31, 2021, which was included in other assets and other liabilities, respectively, on the consolidated balance sheet. The fair value of the derivatives was $0 at March 31, 2022.

NOTE 11 – DEPOSITS
The following table summarizes the classification of deposits as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$1,965,032	$2,245,701
Interest-bearing:
Checking	1,779,018	1,663,021
Money market	964,352	869,067
Savings	710,955	679,115
Time	638,182	653,744
Total deposits	$6,057,539	$6,110,648

NOTE 12 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of March 31, 2022 and December 31, 2021:

	Repurchase agreements
(dollars in thousands)	As of and for the Three Months Ended March 31, 2022	As of and for the Year Ended December 31, 2021
Outstanding at period-end	$60,352	$76,803
Average amount outstanding	70,043	68,986
Maximum amount outstanding at any month end	76,807	77,497
Weighted average interest rate:
During period	0.14%	0.12%
End of period	0.15%	0.13%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $65.5 million and $78.3 million at March 31, 2022 and December 31, 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $64.8 million and $55.9 million at March 31, 2022 and December 31, 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $70.4 million and $64.8 million at March 31, 2022 and December 31, 2021, respectively. There were no outstanding borrowings under these lines at March 31, 2022 and December 31, 2021.
At March 31, 2022, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at March 31, 2022.

NOTE 13 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Midland States Bancorp, Inc.
Revolving line of credit - variable interest rate equivalent to Daily Simple SOFR plus 1.60%	$—	$—
Series G redeemable preferred stock - 171 shares at $1,000 per share	171	171
Midland States Bank
FHLB advances – putable fixed rate at rates averaging 1.48% at March 31, 2022 and December 31, 2021 – maturing through February 2030 with call provisions through May 2022	210,000	210,000
FHLB advances –SOFR floater at rates averaging 1.90% and 1.67% at March 31, 2022 and December 31, 2021, respectively – maturing in October 2023	100,000	100,000
Total FHLB advances and other borrowings	$310,171	$310,171
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.35 billion and $2.10 billion at March 31, 2022 and December 31, 2021, respectively.
On October 12, 2021, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $15.0 million. The loan matures on October 11, 2022 and has a variable rate of interest equal to the Daily Simple Secured Overnight Financing Rate ("SOFR") plus 1.60%. Beginning January 31, 2022, the Company is required to make quarterly interest payments with the principal balance due at maturity. The loan agreement contains financial covenants that require the Company to be well-capitalized at all times, maintain a minimum total capital to risk-weighted assets ratio, a minimum return on average assets and a maximum percentage of nonperforming assets to tangible capital. At March 31, 2022, the Company was in compliance with or has obtained waivers for each of these financial covenants.
NOTE 14 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	$546	$546
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,642	39,626
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	72,107	72,042
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,889	26,877
Total subordinated debt	$139,184	$139,091
The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 15 – EARNINGS PER SHARE
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the three months ended March 31, 2022 and 2021 excluded antidilutive stock options of 15,597 and 77,556, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Net income	$20,749	$18,538
Common shareholder dividends	(6,389)	(6,237)
Unvested restricted stock award dividends	(75)	(64)
Undistributed earnings to unvested restricted stock awards	(163)	(125)
Undistributed earnings to common shareholders	$14,122	$12,112
Basic
Distributed earnings to common shareholders	$6,389	$6,237
Undistributed earnings to common shareholders	14,122	12,112
Total common shareholders earnings, basic	$20,511	$18,349
Diluted
Distributed earnings to common shareholders	$6,389	$6,237
Undistributed earnings to common shareholders	14,122	12,112
Total common shareholders earnings	20,511	18,349
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders earnings, diluted	$20,511	$18,349
Weighted average common shares outstanding, basic	22,274,884	22,522,983
Options	75,423	55,570
Weighted average common shares outstanding, diluted	22,350,307	22,578,553
Basic earnings per common share	$0.92	$0.81
Diluted earnings per common share	0.92	0.81
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021, are summarized below:

	March 31, 2022
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$63,124	$63,124	$—	$—
U.S. government sponsored entities and U.S. agency securities	31,531	—	31,531	—
Mortgage-backed securities - agency	402,987	—	402,987	—
Mortgage-backed securities - non-agency	25,102	—	25,102	—
State and municipal securities	136,582	—	136,582	—
Corporate securities	189,748	—	188,813	935
Equity securities	9,172	9,172	—	—
Loans held for sale	8,931	—	8,931	—
Derivative assets	10,654	—	10,654	—
Total	$877,831	$72,296	$804,600	$935
Liabilities
Derivative liabilities	$10	$—	$10	$—
Total	$10	$—	$10	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$27,484	$—	$—	$27,484
Nonperforming loans	47,009	34,448	5,770	6,791
Other real estate owned	11,537	—	11,537	—
Assets held for sale	1,740	—	1,740	—

	December 31, 2021
(dollars in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$64,917	$64,917	$—	$—
U.S. government sponsored entities and U.S. agency securities	33,817	—	33,817	—
Mortgage-backed securities - agency	440,270	—	440,270	—
Mortgage-backed securities - non-agency	28,706	—	28,706	—
State and municipal securities	143,099	—	143,099	—
Corporate securities	195,794	—	194,859	935
Equity securities	9,529	9,529	—	—
Loans held for sale	32,045	—	32,045	—
Derivative assets	5,883	—	5,883	—
Total	$954,060	$74,446	$878,679	$935
Liabilities
Derivative liabilities	$397	$—	$397	$—
Total	$397	$—	$397	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$28,865	$—	$—	$28,865
Nonperforming loans	36,542	24,358	6,129	6,055
Other real estate owned	12,059	—	12,059	—
Assets held for sale	2,284	—	2,284	—
    The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance, beginning of period	$935	$959
Total realized in earnings (1)	4	2
Total unrealized in other comprehensive income (2)	—	—
Net settlements (principal and interest)	(4)	(2)
Balance, end of period	$935	$959
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
March 31, 2022
Corporate securities	$935	Consensus pricing	Net market price	0.0% - 4.3% (2.8)%

December 31, 2021
Corporate securities	$935	Consensus pricing	Net market price	0.0% - 7.0% (4.5)%
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Loan servicing rights	$394	$1,275
Nonperforming loans	1,930	1,977
Other real estate owned	337	103
Total losses on assets measured on a nonrecurring basis	$2,661	$3,355

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at March 31, 2022 and December 31, 2021:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
March 31, 2022
Loan servicing rights:
Commercial MSR	$27,941	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.21%)
			Discount rate	10.00% - 27.00% (11.87%)

SBA servicing rights	884	Discounted cash flow	Prepayment speed	13.84% - 15.76% (15.47%)
			Discount rate	10.00% - 12.00% (11.00%)

Residential MSR	2,188	Discounted cash flow	Prepayment speed	10.38% -26.28% (11.76%)
			Discount rate	9.00% - 11.50% (10.13%)

Other:
Nonperforming loans	6,791	Fair value of collateral	Discount for type of property,	3.90% - 18.90% (5.25%)
			age of appraisal and current status

December 31, 2021
Loan servicing rights:
Commercial MSR	$28,368	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.87%)

SBA servicing rights	898	Discounted cash flow	Prepayment speed	12.27% - 14.14% (13.88%)
			Discount rate	10.00% - 12.00% (11.00%)

MSR held for sale	705	Discounted cash flow	Prepayment speed	11.94% - 27.48% (14.94%)
			Discount rate	9.00% - 11.50% (10.25%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$1,269	$18	$1,251	$19,230	$—	$19,230
Residential loans held for sale	7,662	151	7,511	12,815	584	12,231
Total loans held for sale	$8,931	$169	$8,762	$32,045	$584	$31,461

The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Commercial loans held for sale	$18	$(44)
Residential loans held for sale	(381)	(383)
Total loans held for sale	$(363)	$(427)
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$326,086	$326,086	$326,086	$—	$—
Federal funds sold	6,178	6,178	6,178	—	—
Loans, net	5,487,023	5,409,425	—	—	5,409,425
Accrued interest receivable	19,831	19,831	—	19,831	—

Liabilities
Deposits	$6,057,539	$6,046,710	$—	$6,046,710	$—
Short-term borrowings	60,352	60,352	—	60,352	—
FHLB and other borrowings	310,171	312,791	—	312,791	—
Subordinated debt	139,184	141,859	—	141,859	—
Trust preferred debentures	49,524	56,232	—	56,232	—
Accrued interest payable	2,178	2,178	—	2,178	—

	December 31, 2021
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$673,297	$673,297	$673,297	$—	$—
Federal funds sold	7,074	7,074	7,074	—	—
Loans, net	5,173,739	5,221,886	—	—	5,221,886
Accrued interest receivable	19,470	19,470	—	19,470	—

Liabilities
Deposits	$6,110,648	$6,109,077	$—	$6,109,077	$—
Short-term borrowings	76,803	76,803	—	76,803	—
FHLB and other borrowings	310,171	317,464	—	317,464	—
Subordinated debt	139,091	148,386	—	148,386	—
Trust preferred debentures	49,374	57,827	—	57,827	—
Accrued interest payable	2,848	2,848	—	2,848

In accordance with our adoption of ASU 2016-1 in 2019, the methods utilized to measure fair value of financial instruments at March 31, 2022 and December 31, 2021 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments at March 31, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$1,045,127	$994,709
Financial guarantees – standby letters of credit	14,465	14,325
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2022 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three months ended March 31, 2022 and 2021. The liability for unresolved repurchase demands totaled $0.2 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively.
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

Selected business segment financial information for the three months ended March 31, 2022 and 2021 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended March 31, 2022
Net interest income (expense)	$59,353	$—	$(2,526)	$56,827
Provision for credit losses	4,167	—	—	4,167
Noninterest income	8,406	7,139	68	15,613
Noninterest expense	36,247	4,675	(38)	40,884
Income (loss) before income taxes (benefit)	27,345	2,464	(2,420)	27,389
Income taxes (benefit)	6,715	690	(765)	6,640
Net income (loss)	$20,630	$1,774	$(1,655)	$20,749
Total assets	$7,355,117	$29,828	$(46,230)	$7,338,715

Three Months Ended March 31, 2021
Net interest income (expense)	$54,718	$—	$(2,850)	$51,868
Provision for credit losses	3,565	—	—	3,565
Noninterest income	8,864	5,931	21	14,816
Noninterest expense	35,516	4,001	(438)	39,079
Income (loss) before income taxes (benefit)	24,501	1,930	(2,391)	24,040
Income taxes (benefit)	5,789	540	(827)	5,502
Net income (loss)	$18,712	$1,390	$(1,564)	$18,538
Total assets	$6,912,750	$29,513	$(57,477)	$6,884,786
NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,982	$4,459
Investment advisory fees	—	453
Investment brokerage fees	598	400
Other	559	619
Service charges on deposit accounts:
Nonsufficient fund fees	1,332	1,142
Other	736	684
Interchange revenues	3,280	3,375
Other income:
Merchant services revenue	356	337
Other	768	792
Noninterest income - out-of-scope of Topic 606	2,002	2,555
Total noninterest income	$15,613	$14,816

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
Wealth Management Revenue
Wealth management revenue is primarily comprised of fees earned from the management and administration of trusts and other customer assets. Prior to 2022, the Company earned investment advisory fees through its SEC registered investment advisory subsidiary that was dissolved in December 2021. The Company’s performance obligation in both of these instances is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and contractually determined fee schedules. Payment is generally received a few days after month end through a direct charge to each customer’s account. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. Fees generated from transactions executed by the Company’s third party broker dealer are remitted by them to the Company on a monthly basis for that month’s transactional activity.
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
Interchange Revenue
Interchange revenue includes debit card income and ATM user fees. Card income is primarily comprised of interchange fees earned for standing ready to authorize and providing settlement on card transactions processed through the MasterCard interchange network. The levels and structure of interchange rates are set by MasterCard and can vary based on cardholder purchase volumes. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with completion of the Company’s performance obligation, the transaction processing services provided to the cardholder. Payment is typically received immediately or in the following month. ATM fees are primarily generated when a Company cardholder withdraws funds from a non-Company ATM or a non-Company cardholder withdraws funds from a Company ATM. The Company satisfies its performance obligation for each transaction at the point in time when the ATM withdrawal is processed.
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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2022, as compared with December 31, 2021, and operating results for the three-month periods ended March 31, 2022 and 2021. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions; the effects of the COVID-19 pandemic and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; developments and uncertainty related to the future use and availability of some reference rates, such as LIBOR, as well as other alternative reference rates, and the adoption of a substitute; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
Critical Accounting Policies
The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2021.
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three months ended March 31, 2022 and 2021, and our financial condition as of March 31, 2022 and December 31, 2021, and may affect the comparability of financial information we report in future fiscal periods.
FHLB Advance Prepayments. During 2021, the Company pre-paid FHLB advances of $50.0 million in the first quarter, $85.0 million in the second quarter and $130.0 million in the fourth quarter. Interest expense is significantly lower in the current period as a result of the reduction in borrowings.
Redemption of Subordinated Notes. On June 18, 2021, the Company redeemed all of its outstanding fixed-to-floating rate subordinated notes due June 18, 2025, having an aggregate principal amount of $31.1 million, in accordance with the terms of the notes. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes. The interest rate on the subordinated notes was 4.54%.
Recent Acquisitions. On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust, a trust company based in Chicago, Illinois, with $399.7 million in assets under management.
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Our reported net interest margin for the three months ended March 31, 2022 and 2021 was 3.50% and 3.45%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $0.6 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, increasing the reported net interest margin by 3 basis points and 8 basis points for each respective period.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2022 and 2021, and may continue to have an adverse impact on the economy, the banking industry and our Company in future fiscal periods.
In response to the COVID-19 pandemic, the Bank granted requests for payment deferrals on loans related to the impact of COVID on such borrowers. At March 31, 2022, loans totaling $1.1 million are currently on deferral, compared to $13.3 million at December 31, 2021, and $219.1 million at March 31, 2021.
The Bank participated as a lender in the PPP and began taking applications on the first day of the program. We funded $418.2 million in PPP loans since its inception, and at March 31, 2022, we had $22.9 million of PPP loans outstanding to 273 customers with approximately $0.9 million of net fees remaining deferred on that date. Income recognized on PPP loans totaled $1.2 million, including net deferred fee accretion of $1.1 million, in the three months ended March 31, 2022 compared to income of $2.6 million, including net deferred fee accretion of $2.1 million, in the three months ended March 31, 2021. The resulting PPP portfolio yield was 13.1% and 5.64% for the three months ended March 31, 2022 and 2021, respectively.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Income Statement Data:
Interest income	$62,748	$60,503
Interest expense	5,921	8,635
Net interest income	56,827	51,868
Provision for credit losses	4,167	3,565
Noninterest income	15,613	14,816
Noninterest expense	40,884	39,079
Income before income taxes	27,389	24,040
Income taxes	6,640	5,502
Net income	$20,749	$18,538
Per Common Share Data:
Basic earnings per common share	$0.92	$0.81
Diluted earnings per common share	$0.92	$0.81
Performance Metrics:
Return on average assets	1.16%	1.11%
Return on average shareholders' equity	12.80%	12.04%
During the three months ended March 31, 2022, we generated net income of $20.7 million, or diluted earnings per common share of $0.92, compared to net income of $18.5 million, or diluted earnings per common share of $0.81 in the three months ended March 31, 2021. Earnings for the first quarter of 2022 compared to the first quarter of 2021 increased primarily due to a $5.0 million increase in net interest income and an $0.8 million increase in noninterest income. These results were partially offset by a $0.6 million increase in provision for credit losses, a $1.8 million increase in noninterest expense and a $1.1 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2022 and 2021.
On March 16, 2022, the Federal Reserve announced an increase to its benchmark federal-funds rate by 0.25% to a range between 0.25% and 0.50%, the first increase since 2018, and that it anticipates that ongoing increases in the target range will be appropriate. The previous rate action by the Federal Reserve was to decrease the federal funds target range by a total of 150 basis points in March 2020 in response to the COVID-19 pandemic.

During the three months ended March 31, 2022, net interest income, on a tax-equivalent basis, increased to $57.2 million with a tax-equivalent net interest margin of 3.50% compared to net interest income, on a tax-equivalent basis, of $52.3 million and a tax-equivalent net interest margin of 3.45% for the three months ended March 31, 2021.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$384,231	$171	0.18%	$350,061	$96	0.11%
Investment securities:
Taxable investment securities	760,783	3,897	2.05	562,182	3,280	2.33
Investment securities exempt from federal income tax (1)	133,851	1,065	3.18	118,020	989	3.35
Total securities	894,634	4,962	2.22	680,202	4,269	2.51
Loans:
Loans (2)	5,201,449	56,586	4.41	4,905,288	54,554	4.51
Loans exempt from federal income tax (1)	72,602	694	3.88	87,514	848	3.93
Total loans	5,274,051	57,280	4.40	4,992,802	55,402	4.50
Loans held for sale	31,256	220	2.86	65,365	442	2.74
Nonmarketable equity securities	36,378	484	5.40	55,935	680	4.93
Total interest-earning assets	6,620,550	63,117	3.87	6,144,365	60,889	4.02
Noninterest-earning assets	631,187			602,017
Total assets	$7,251,737			$6,746,382
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,609,931	$1,253	0.19%	$2,403,468	$663	0.11%
Savings deposits	694,885	50	0.03	620,128	38	0.03
Time deposits	626,996	800	0.52	681,347	2,348	1.40
Brokered time deposits	21,437	58	1.10	52,165	134	1.04
Total interest-bearing deposits	3,953,249	2,161	0.22	3,757,108	3,183	0.34
Short-term borrowings	70,043	23	0.14	75,544	24	0.13
FHLB advances and other borrowings	311,282	1,212	1.58	617,504	2,570	1.69
Subordinated debt	139,139	2,011	5.78	169,844	2,367	5.57
Trust preferred debentures	49,451	514	4.21	48,887	491	4.08
Total interest-bearing liabilities	4,523,164	5,921	0.53	4,668,887	8,635	0.75
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,989,413			1,370,604
Other noninterest-bearing liabilities	81,833			82,230
Total noninterest-bearing liabilities	2,071,246			1,452,834
Shareholders’ equity	657,327			624,661
Total liabilities and shareholders’ equity	$7,251,737			$6,746,382
Net interest income / net interest margin (3)		$57,196	3.50%		$52,254	3.45%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $369,000 and $386,000 for the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31, 2022 compared with Three Months Ended March 31, 2021
	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$13	$62	$75
Investment securities:
Taxable investment securities	1,087	(470)	617
Investment securities exempt from federal income tax	129	(53)	76
Total securities	1,216	(523)	693
Loans:
Loans	3,258	(1,226)	2,032
Loans exempt from federal income tax	(144)	(10)	(154)
Total loans	3,114	(1,236)	1,878
Loans held for sale	(236)	14	(222)
Nonmarketable equity securities	(249)	53	(196)
Total interest-earning assets	$3,858	$(1,630)	$2,228
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$78	$512	$590
Savings deposits	5	7	12
Time deposits	(128)	(1,420)	(1,548)
Brokered time deposits	(82)	6	(76)
Total interest-bearing deposits	(127)	(895)	(1,022)
Short-term borrowings	(2)	1	(1)
FHLB advances and other borrowings	(1,233)	(125)	(1,358)
Subordinated debt	(436)	80	(356)
Trust preferred debentures	6	17	23
Total interest-bearing liabilities	$(1,792)	$(922)	$(2,714)
Net interest income	$5,650	$(708)	$4,942
    Interest Income. Interest income, on a tax-equivalent basis, increased $2.2 million to $63.1 million in the first quarter of 2022 as compared to the same quarter in 2021 primarily due to growth in earning assets. The yield on earning assets decreased 15 basis points to 3.87% from 4.02%, primarily due to the impact of lower market interest rates and a reduction in accretion income associated with accounting discounts established on loans acquired, which totaled $0.6 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
Average earning assets increased to $6.62 billion in the first quarter of 2022 from $6.14 billion in the same quarter in 2021. Increases in average loans and investment securities of $281.2 million and $214.4 million, respectively, account for the increase in average earning assets.
Average loans increased $281.2 million in the first quarter of 2022 compared to the same quarter one year prior. Average commercial loans decreased $238.6 million. Included in commercial loans are commercial FHA warehouse lines and PPP loans. Commercial FHA warehouse lines decreased $204.4 million to $46.5 million in the first quarter of 2022. PPP loan balances averaged $36.2 million in first quarter of 2022, generated income of $1.2 million and yielded 13.1%. In the first quarter of 2021, the PPP loan portfolio averaged $186.8 million, generated income of $2.6 million and yielded 5.64%. Excluding the changes in the commercial FHA warehouse line and PPP loan portfolios, commercial loans increased $116.4 million in the first quarter of 2022 compared to the same period one year prior.
Average consumer loans increased $140.3 million in the first quarter of 2022 compared to the first quarter of 2021, primarily as a result of our relationship with GreenSky. Average balances in our commercial real estate loans and lease portfolios also increased this quarter by $423.5 million and $20.6 million, respectively, compared to the prior year first quarter. These increases were partially offset by payoffs and repayments in the residential real estate portfolio.
Interest Expense. Interest expense decreased $2.7 million to $5.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The cost of interest-bearing liabilities decreased to 0.53% for the first quarter of 2022 compared to 0.75% for the first quarter of 2021 due to the continued reduction in rates paid on interest-bearing deposit accounts and the prepayment of FHLB advances and redemption of subordinated notes, as discussed previously.
Interest expense on deposits decreased $1.0 million to $2.2 million for the three months ended March 31, 2022 from the comparable period in 2021. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $196.1 million, or 5.2%, to $3.95 billion for the three months ended March 31, 2022 compared to the same period one year earlier. The increase in volume was primarily attributable to increases of retail deposits and commercial deposits of $59.1 million and $120.3 million, respectively.

Interest expense on FHLB advances and other borrowings decreased $1.4 million for the three months ended March 31, 2022, from the comparable period in 2021. Average balances decreased $306.2 million for the three months ended March 31, 2022 from the comparable period in 2021 due to the Company prepaying $265.0 million of longer term FHLB advances during 2021.

Interest expense on subordinated debt decreased $0.4 million for the three months ended March 31, 2022, from the comparable period in 2021 primarily due to the redemption of $31.1 million of subordinated debt on June 18, 2021. The interest rate on the redeemed subordinated notes was 4.54%.

Provision for Credit Losses. The Company's provision for credit losses totaled $4.2 million for the three months ended March 31, 2022, with $4.1 million expense attributable to loans, $0.3 million expense related to unfunded loan commitments and a $0.2 million benefit related to investment securities. Provision expense for the three months ended March 31, 2021 totaled $3.6 million, with $3.9 million expense attributable to loans, $0.5 million benefit related to unfunded loan commitments and $0.2 million expense related to investment securities.

The provision for credit losses on loans for the three months ended March 31, 2022 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. Noninterest income increased $0.8 million, or 5.4%, to $15.6 million for the three months ended March 31, 2022 compared to the same period one year prior. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2022	2021
Noninterest income:
Wealth management revenue	$7,139	$5,931	$1,208
Residential mortgage banking revenue	599	1,574	(975)
Service charges on deposit accounts	2,068	1,826	242
Interchange revenue	3,280	3,375	(95)
Impairment on commercial mortgage servicing rights	(394)	(1,275)	881
Company-owned life insurance	1,019	860	159
Other income	1,902	2,525	(623)
Total noninterest income	$15,613	$14,816	$797

Wealth management revenue. Wealth management revenue for the three months ended March 31, 2022 totaled $7.1 million, compared to $5.9 million for the same period in 2021. Assets under administration increased to $4.04 billion at March 31, 2022 from $3.56 billion at March 31, 2021, primarily due to the addition of $399.7 million of assets under administration from the acquisition of ATG Trust on June 1, 2021.

Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended March 31, 2022 totaled $0.6 million, compared to $1.6 million for the same period in 2021, primarily attributable to a decrease in production. Loans originated for sale into the secondary market in the first quarter of 2022 totaled $25.6 million, with 30% representing refinance transactions versus purchase transactions. Similar loans originated during the same period one year prior totaled $72.8 million with 69% representing refinance transactions.

Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $0.4 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021. The impairment resulted from loan prepayments as borrowers refinanced their loans in the current low interest rate environment. Loans serviced for others totaled $2.57 billion and $3.30 billion at March 31, 2022 and 2021, respectively.

Other Income. The first quarter of 2022 included a $0.6 million decrease in net unrealized gains on our equity securities compared to the first quarter of 2021, partially offset by an increase in unrealized gains of $0.3 million on equity investments in fintech-related venture capital funds and SBIC limited partnerships. In the first quarter of 2021, $0.3 million of income was recognized on the termination of a hedged interest rate swap.

Noninterest Expense. Noninterest expense increased $1.8 million, or 4.6%, to $40.9 million for the three months ended March 31, 2022 compared to the same period one year prior. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2022	2021
Noninterest expense:
Salaries and employee benefits	$21,870	$20,528	$1,342
Occupancy and equipment	3,755	3,940	(185)
Data processing	5,873	5,993	(120)
Professional	1,972	2,185	(213)
Marketing	688	477	211
Communications	712	822	(110)
Amortization of intangible assets	1,398	1,515	(117)
Other expense	4,616	3,619	997
Total noninterest expense	$40,884	$39,079	$1,805

Salaries and employee benefits. For the three months ended March 31, 2022, salaries and employee benefits expense increased $1.3 million as compared to the same period in 2021, primarily due to annual salary increases in 2022 and a modest increase in staffing levels. The Company employed 920 employees at March 31, 2022 compared to 901 employees at March 31, 2021.
Other expense. Other expense increased $1.0 million during the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of increased business activities.

Income Tax Expense. Income tax expense was $6.6 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 24.2% for the first quarter of 2022 as compared to 22.9% for the first quarter of 2021.
Financial Condition
Assets. Total assets decreased to $7.34 billion at March 31, 2022, as compared to $7.44 billion at December 31, 2021.

Loans. The loan portfolio is the largest category of our assets. At March 31, 2022, total loans were $5.54 billion compared to $5.22 billion at December 31, 2021. The following table shows loans by category as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial:
Equipment finance loans	$528,572	9.5%	$521,973	10.0%
Equipment finance leases	429,000	7.7	423,280	8.1
Commercial FHA warehouse lines	83,999	1.5	91,927	1.8
SBA PPP loans	22,862	0.4	52,477	1.0
Other commercial loans	802,692	14.6	783,811	14.9
Total commercial loans and leases	1,867,125	33.7	1,873,468	35.8
Commercial real estate	2,114,041	38.2	1,816,828	34.8
Construction and land development	188,668	3.4	193,749	3.7
Residential real estate	329,331	5.9	338,151	6.5
Consumer	1,040,796	18.8	1,002,605	19.2
Total loans, gross	$5,539,961	100.0	$5,224,801	100.0
Allowance for credit losses on loans	(52,938)		(51,062)
Total loans, net	$5,487,023		$5,173,739
    Total loans increased $315.2 million to $5.54 billion at March 31, 2022 as compared to December 31, 2021. The loan growth was primarily reflected in our commercial real estate and consumer loan portfolios, which increased $297.2 million and $38.2 million, respectively. These increases were offset in part by payoffs and repayments in the residential real estate portfolio.
Commercial loans and leases, which includes PPP loans and commercial FHA warehouse lines, decreased $6.3 million to $1.87 billion at March 31, 2022 as compared to December 31, 2021. PPP loans at March 31, 2022 totaled $22.9 million, a decrease of $29.6 million from December 31, 2021. Advances on commercial FHA warehouse lines decreased $7.9 million to $84.0 million at March 31, 2022. Excluding the decreases in PPP loans and commercial FHA warehouse lines, commercial loans and leases increased $31.2 million.
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2022:

	March 31, 2022
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Commercial	$70,787	$411,800	$649,797	$97,938	$107,571	$92,829	$3,010	$4,393	$1,438,125
Commercial real estate	231,735	156,141	729,052	453,065	309,261	195,898	4,874	34,015	2,114,041
Construction and land development	14,924	52,097	29,646	76,454	8,682	6,410	126	329	188,668
Total commercial loans	317,446	620,038	1,408,495	627,457	425,514	295,137	8,010	38,737	3,740,834
Residential real estate	1,936	6,033	8,233	18,735	33,733	36,842	127,020	96,799	329,331
Consumer	3,471	1,166	1,028,522	5,439	2,198	—	—	—	1,040,796
Lease financing	10,445	—	380,048	—	38,507	—	—	—	429,000
Total loans	$333,298	$627,237	$2,825,298	$651,631	$499,952	$331,979	$135,030	$135,536	$5,539,961
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $52.9 million, or 0.96% of total loans, at March 31, 2022 compared to $51.1 million, or 0.98% of total loans, at December 31, 2021. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$12,621	0.88%	$14,375	0.99%
Commercial real estate	26,277	1.24	22,993	1.27
Construction and land development	816	0.43	972	0.50
Total commercial loans	39,714	1.06	38,340	1.11
Residential real estate	3,288	1.00	2,695	0.80
Consumer	2,672	0.26	2,558	0.26
Lease financing	7,264	1.69	7,469	1.76
Total allowance for credit losses on loans	$52,938	0.96	$51,062	0.98
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
The allowance allocated to commercial and industrial loans totaled $12.6 million, or 0.88% of total commercial and industrial loans, at March 31, 2022, decreasing $1.8 million from $14.4 million at December 31, 2021. Modeled expected credit losses decreased $1.5 million and qualitative factor ("Q-Factor") adjustments related to commercial and industrial loans increased $0.1 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $0.4 million.
The allowance allocated to commercial real estate loans totaled $26.3 million, or 1.24% of total commercial real estate loans, at March 31, 2022, increasing $3.3 million, from $23.0 million, or 1.27% of total commercial real estate loans, at December 31, 2021. Modeled expected credit losses related to commercial real estate loans increased $3.3 million and Q-Factor adjustments related to commercial real estate loans decreased $0.2 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased $0.1 million during the quarter.
As previously stated, the overall loan portfolio increased $315.2 million, or 6.0%, which included a $297.2 million, or 16.4%, increase in commercial real estate loans and a $31.2 million, or 1.8%, increase in increase in commercial loans, excluding PPP loans and commercial FHA warehouse lines. The weighted average risk grade for commercial and industrial loans of 4.55 at March 31, 2022, did not change significantly from 4.53 at December 31, 2021. The weighted-average risk grade for commercial real estate loans improved slightly to 4.97 at March 31, 2022 from 5.02 at December 31, 2021.
In estimating expected credit losses as of March 31, 2022, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) growth of U.S. gross domestic product (“GDP”) ranging from 2.0% to 3.1% during the remaining nine months of 2022; (ii) Illinois unemployment rate averaging 3.59% through the first quarter of 2023; and (iii) an average 10 year Treasury rate forecast of 1.9% in the first quarter 2022, increasing to an average projected rate of 2.3% by the first quarter 2023.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of March 31, 2022, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 40 basis points of total loans, decreasing slightly from 43 basis points at December 31, 2021. The Q-Factor adjustment at March 31, 2022 was based on an expected positive impact associated with changes in loan portfolio attributes, and changes in the volumes and severity of loan delinquencies within the commercial real estate portfolio; and a negative impact from risk factors associated with our commercial loan growth and change in lending staff.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three months ended March 31, 2022 and 2021:

	As of and for the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance, beginning of period	$51,062	$60,443
Charge-offs:
Commercial	2,154	506
Commercial real estate	227	773
Construction and land development	6	271
Residential real estate	104	110
Consumer	305	242
Lease financing	206	253
Total charge-offs	3,002	2,155
Recoveries:
Commercial	11	15
Commercial real estate	67	2
Construction and land development	6	66
Residential real estate	113	94
Consumer	162	122
Lease financing	387	150
Total recoveries	746	449
Net charge-offs	2,256	1,706
Provision for credit losses on loans	4,132	3,950
Balance, end of period	$52,938	$62,687
Gross loans, end of period	$5,539,961	$4,910,806
Average total loans	$5,274,051	$4,992,802
Net charge-offs to average loans	0.17%	0.14%
Allowance to total loans	0.96%	1.28%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs for the first quarter of 2022 totaled $2.3 million, compared to $1.7 million for the same period one year ago.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of March 31, 2022 and

December 31, 2021. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonperforming loans:
Commercial	$12,019	$12,261
Commercial real estate	30,120	19,175
Construction and land development	296	120
Residential real estate	7,737	7,912
Consumer	343	208
Lease financing	2,385	2,904
Total nonperforming loans	52,900	42,580
Other real estate owned and other repossessed assets	13,264	14,488
Nonperforming assets	$66,164	$57,068
Nonperforming loans to total loans	0.95%	0.81%
Nonperforming assets to total assets	0.90%	0.77%
Allowance for credit losses to nonperforming loans	100.07%	119.92%
Nonperforming loans totaled $52.9 million at March 31, 2022, an increase of $10.3 million from December 31, 2021. A commercial real estate loan relationship, totaling $12.8 million, was transferred to nonaccrual in the first quarter of 2022.
We did not recognize interest income on nonaccrual loans during the three months ended March 31, 2022 or 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The Company recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million in each of the three months ended March 31, 2022 and 2021.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
March 31, 2022	$21,175	$22,360	$27,069	$98,410	$220	$—	$169,234
December 31, 2021	28,248	20,413	46,295	108,634	5,235	1,336	210,161
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 decreased to $43.5 million as of March 31, 2022, compared to $48.7 million as of December 31, 2021. Commercial real estate loans with a risk rating of 7 or 8 decreased $29.5 million to $125.5 million as of March 31, 2022, compared to December 31, 2021, primarily due to risk rating upgrades within the portfolio.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at March 31, 2022 and December 31, 2021. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$63,124	7.4%	$64,917	7.2%
U.S. government sponsored entities and U.S. agency securities	31,531	3.7	33,817	3.7
Mortgage-backed securities - agency	402,987	47.5	440,270	48.5
Mortgage-backed securities - non-agency	25,102	3.0	28,706	3.2
State and municipal securities	136,582	16.1	143,099	15.8
Corporate securities	189,748	22.3	195,794	21.6
Total investment securities, available for sale, at fair value	$849,074	100.0%	$906,603	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2022. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$625	0.1%	0.6%
Maturing in one to five years	62,499	7.3	0.9
Maturing in five to ten years	—	—	—
Maturing after ten years	—	0.0	—
Total U.S. Treasury securities	$63,124	7.4%	0.9%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$1,231	0.1%	2.3%
Maturing in one to five years	7,526	0.9	1.1
Maturing in five to ten years	22,774	2.7	1.4
Maturing after ten years	—	0.0	—
Total U.S. government sponsored entities and U.S. agency securities	$31,531	3.7%	1.4%

Mortgage-backed securities - agency:
Maturing within one year	$5,388	0.6%	3.0%
Maturing in one to five years	161,432	19.0	2.0
Maturing in five to ten years	182,315	21.6	1.7
Maturing after ten years	53,852	6.3	2.3
Total mortgage-backed securities - agency	$402,987	47.5%	1.9%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	25,102	3.0	2.2
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total mortgage-backed securities - non-agency	$25,102	3.0%	2.2%

State and municipal securities (1):
Maturing within one year	$7,622	0.9%	5.0%
Maturing in one to five years	45,352	5.3	4.0
Maturing in five to ten years	46,950	5.6	3.2
Maturing after ten years	36,658	4.3	3.0
Total state and municipal securities	$136,582	16.1%	3.5%

Corporate securities:
Maturing within one year	$4,521	0.5%	3.5%
Maturing in one to five years	24,345	2.9	2.9
Maturing in five to ten years	160,882	18.9	3.8
Maturing after ten years	—	—	—
Total corporate securities	$189,748	22.3%	3.6%
Total investment securities, available for sale	$849,074	100.0%	2.5%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at March 31, 2022.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$66,534	$63,124	$63,124	$—	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	34,194	31,531	26,051	5,480	—	—	—	—
Mortgage-backed securities - agency	437,125	402,987	2,098	400,889	—	—	—	—
Mortgage-backed securities - non-agency	27,174	25,102	25,102	—	—	—	—	—
State and municipal securities	139,619	136,582	15,258	107,972	4,759	968	—	7,625
Corporate securities	193,296	189,748	—	—	69,169	113,691	3,127	3,761
Total investment securities, available for sale	$897,942	$849,074	$131,633	$514,341	$73,928	$114,659	$3,127	$11,386
Cash and Cash Equivalents. Cash and cash equivalents decreased $348.1 million to $332.3 million at March 31, 2022 compared to December 31, 2021, primarily due to funding loan growth in the current quarter.
Loans Held for Sale. Loans held for sale totaled $8.9 million at March 31, 2022, comprised of $1.2 million of commercial real estate and $7.7 million of residential real estate loans, compared to $32.0 million at December 31, 2021, comprised of $19.2 million of commercial real estate and $12.8 million of residential real estate loans.
Liabilities. At March 31, 2022, liabilities totaled $6.69 billion compared to $6.78 billion at December 31, 2021.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $0.1 million to $6.06 billion at March 31, 2022, as compared to December 31, 2021. Noninterest-bearing demand accounts decreased $280.7 million to $1.97 billion at March 31, 2022 compared to December 31, 2021, as servicing deposits decreased $364.8 million. This decrease was offset by increases in retail and commercial deposits of $76.3 million and $90.8 million, respectively.
Deposit mix at March 31, 2022 remained consistent compared to December 31, 2021. At March 31, 2022, total deposits were comprised 32.4% of noninterest-bearing demand accounts, 57.0% of interest-bearing transaction accounts and 10.6% of time deposits.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
(dollars in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate
Deposits:
Noninterest-bearing demand	$1,989,413	—	$1,370,604	—
Interest-bearing:
Checking	1,730,307	0.24%	1,605,876	0.12%
Money market	879,624	0.10	797,592	0.09
Savings	694,885	0.03	620,128	0.03
Time, insured	482,043	0.51	571,595	1.43
Time, uninsured	144,953	0.53	109,752	1.20
Time, brokered	21,437	1.10	52,165	1.04
Total interest-bearing	$3,953,249	0.22%	$3,757,108	0.34%
Total deposits	$5,942,662	0.15%	$5,127,712	0.25%
    The following table sets forth the maturity of uninsured time deposits as of March 31, 2022:

(dollars in thousands)	Amount
Three months or less	$30,466
Three to six months	34,851
Six to 12 months	26,550
After 12 months	51,477
Total	$143,344
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity decreased $18.9 million to $645.0 million at March 31, 2022 as compared to December 31, 2021. The Company generated net income of $20.7 million during the first three months of 2022. Offsetting this increase to shareholders’ equity were dividends to common shareholders of $6.5 million, stock repurchases of $1.1 million and a decrease in accumulated other comprehensive income of $33.3 million.
The Company has a stock repurchase program currently in effect, whereby the Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock. This program terminates December 31, 2022. As of March 31, 2022, $56.4 million, or 2,996,778 shares of the Company’s common stock, had been repurchased under the program, with approximately $18.6 million of remaining repurchase authority.
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

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $65.5 million and $78.3 million at March 31, 2022 and December 31, 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $64.8 million and $55.9 million at March 31, 2022 and December 31, 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $70.4 million and $64.8 million at March 31, 2022 and December 31, 2021, respectively. There were no outstanding borrowings under these lines at March 31, 2022 and December 31, 2021.
At March 31, 2022, the Company had available federal funds lines of credit totaling $45.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at March 31, 2022, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At March 31, 2022, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at March 31, 2022:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	11.74%	10.50%	N/A
Midland States Bank	10.73	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.82	8.50	N/A
Midland States Bank	9.99	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	7.80	7.00	N/A
Midland States Bank	9.99	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	7.96	4.00	N/A
Midland States Bank	9.03	4.00	5.00
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
We actively manage interest rate risk, as changes in market interest rates may have a significant impact on reported earnings. Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. Our Board of Directors’ Risk Policy and Compliance Committee oversees interest rate risk, as well as the establishment of risk measures, limits, and policy guidelines for managing the amount of interest rate risk and mortgage price risk and its effect on net interest income and capital. The Committee meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.
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
NII at risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. We use a data warehouse to study interest rate risk at a transactional level and use various ad-hoc reports to continuously refine assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed periodically.
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
March 31, 2022:
Dollar change	$(14,301)	$13,185	$26,032
Percent change	(5.9)%	5.4%	10.7%
December 31, 2021:
Dollar change	$(13,499)	$23,513	$47,028
Percent change	(6.1)%	10.6%	21.2%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within Board policy limits for the -100, +100 and +200 basis point scenarios at March 31, 2022.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at March 31, 2022, projects that our earnings exhibit reduced sensitivity to changes in interest rates except in the -100 basis point scenario compared to December 31, 2021.

The following table shows EVE at the dates indicated:

	Economic value of equity sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
March 31, 2022:
Dollar change	$(40,280)	$32,469	$63,728
Percent change	(5.4)%	4.3%	8.5%
December 31, 2021:
Dollar change	$(89,850)	$51,553	$96,875
Percent change	(13.4)%	7.7%	14.5%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
The EVE reported at March 31, 2022 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within board policy limits for the +100 and +200 basis point scenarios at March 31, 2022 and out of compliance for the -100 basis point scenario. The Bank is reviewing strategies to bring this position into policy compliance.
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
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2022.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2022	43,010	$25.77	43,010	$18,565,174
February 1 - 28, 2022	707	29.35	—	18,565,174
March 1 - 31, 2022	—	—	—	18,565,174
Total	43,717	$25.83	43,010	$18,565,174
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program, shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock and/or pursuant to a publicly announced repurchase plan or program, as discussed in footnote 2 below.
(2)On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. On December 2, 2020, the Company announced that the Board had extended the expiration date of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. On September 7, 2021, the Company announced that the Board approved modifications to the Company’s stock repurchase program, which increased the aggregate repurchase authority to $75.0 million from $50.0 million, and extended the expiration date of the program to December 31, 2022. At the time of the extension, the program had approximately $1.3 million of remaining repurchase authority. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2022, $56.4 million, or 2,996,778 shares of the Company’s common stock, had been repurchased under the program.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2022 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: May 5, 2022	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)