Form 10-Q
period 2022-06-30
Midland States Bancorp, Inc.
filed 2022-08-04
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of July 22, 2022, the Registrant had 22,067,424 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and due from banks	$264,173	$673,297
Federal funds sold	5,944	7,074
Cash and cash equivalents	270,117	680,371
Investment securities available for sale, at fair value (allowance for credit losses of $0 and $221 at June 30, 2022 and December 31, 2021, respectively)	760,540	906,603
Equity securities, at fair value	8,738	9,529
Loans	5,795,544	5,224,801
Allowance for credit losses on loans	(54,898)	(51,062)
Total loans, net	5,740,646	5,173,739
Loans held for sale	5,298	32,045
Premises and equipment, net	77,668	79,220
Other real estate owned	11,131	12,059
Nonmarketable equity securities	35,701	36,341
Accrued interest receivable	16,552	19,470
Loan servicing rights, at lower of cost or fair value	25,879	28,865
Goodwill	161,904	161,904
Other intangible assets, net	23,559	24,374
Company-owned life insurance	148,900	148,378
Other assets	149,179	130,907
Total assets	$7,435,812	$7,443,805
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,972,261	$2,245,701
Interest-bearing deposits	4,212,177	3,864,947
Total deposits	6,184,438	6,110,648
Short-term borrowings	67,689	76,803
Federal Home Loan Bank advances and other borrowings	285,000	310,171
Subordinated debt	139,277	139,091
Trust preferred debentures	49,674	49,374
Accrued interest payable and other liabilities	73,546	93,881
Total liabilities	6,799,624	6,779,968

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,060,255 and 22,050,537 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	221	221
Capital surplus	446,894	445,907
Retained earnings	242,170	212,472
Accumulated other comprehensive (loss) income, net of tax	(53,097)	5,237
Total shareholders’ equity	636,188	663,837
Total liabilities and shareholders’ equity	$7,435,812	$7,443,805
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans including fees:
Taxable	$62,943	$52,490	$119,529	$107,044
Tax exempt	514	650	1,062	1,320
Loans held for sale	77	261	297	703
Investment securities:
Taxable	4,055	3,451	7,952	6,731
Tax exempt	692	794	1,534	1,575
Nonmarketable equity securities	487	609	971	1,289
Federal funds sold and cash investments	468	142	639	238
Total interest income	69,236	58,397	131,984	118,900
Interest expense:
Deposits	3,810	2,992	5,971	6,175
Short-term borrowings	22	20	45	44
Federal Home Loan Bank advances and other borrowings	1,435	2,470	2,647	5,040
Subordinated debt	2,011	2,316	4,022	4,683
Trust preferred debentures	624	489	1,138	980
Total interest expense	7,902	8,287	13,823	16,922
Net interest income	61,334	50,110	118,161	101,978
Provision for credit losses:
Provision for credit losses on loans	4,741	—	8,873	3,950
Provision for credit losses on unfunded commitments	700	(265)	956	(800)
Recapture of provision for other credit losses	—	(190)	(221)	(40)
Total provision for credit losses	5,441	(455)	9,608	3,110
Net interest income after provision for credit losses	55,893	50,565	108,553	98,868
Noninterest income:
Wealth management revenue	6,143	6,529	13,282	12,460
Residential mortgage banking revenue	384	1,562	983	3,136
Service charges on deposit accounts	2,304	1,916	4,372	3,742
Interchange revenue	3,590	3,797	6,870	7,172
(Loss) gain on sales of investment securities, net	(101)	377	(101)	377
Impairment on commercial mortgage servicing rights	(869)	(1,148)	(1,263)	(2,423)
Company-owned life insurance	840	863	1,859	1,723
Other income	2,322	3,521	4,224	6,046
Total noninterest income	14,613	17,417	30,226	32,233
Noninterest expense:
Salaries and employee benefits	22,645	22,071	44,515	42,599
Occupancy and equipment	3,489	3,796	7,244	7,736
Data processing	6,082	6,288	11,955	12,281
Professional	1,516	5,549	3,488	7,734
Marketing	733	700	1,421	1,177
Communications	635	824	1,347	1,646
Amortization of intangible assets	1,318	1,470	2,716	2,985
Federal Home Loan Bank advances prepayment fees	—	3,669	—	3,677
Other expense	4,921	4,574	9,537	8,185
Total noninterest expense	41,339	48,941	82,223	88,020
Income before income taxes	29,167	19,041	56,556	43,081
Income taxes	7,284	(1,083)	13,924	4,419
Net income	$21,883	$20,124	$42,632	$38,662
Per common share data:
Basic earnings per common share	$0.97	$0.88	$1.89	$1.70
Diluted earnings per common share	$0.97	$0.88	$1.89	$1.69
Weighted average common shares outstanding	22,305,590	22,591,127	22,290,486	22,557,728
Weighted average diluted common shares outstanding	22,360,819	22,677,515	22,355,936	22,633,040
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$21,883	$20,124	$42,632	$38,662
Other comprehensive loss:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(32,659)	565	(83,435)	(6,176)
Recapture of provision for credit loss expense	—	(190)	(221)	(40)
Reclassification adjustment for realized net (gains) losses on sales of investment securities included in net income	101	(377)	101	(377)
Income tax effect	8,953	—	22,977	1,813
Change in investment securities available for sale, net of tax	(23,605)	(2)	(60,578)	(4,780)
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(2,010)	(2,797)	3,095	4,838
Reclassification adjustment for gains realized in net income	—	—	—	314
Income tax effect	553	770	(851)	(1,417)
Change in cash flow hedges, net of tax	(1,457)	(2,027)	2,244	3,735
Other comprehensive loss, net of tax	(25,062)	(2,029)	(58,334)	(1,045)
Total comprehensive (loss) income	$(3,179)	$18,095	$(15,702)	$37,617
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, March 31, 2022	$220	$446,044	$226,757	$(28,035)	$644,986
Net income	—	—	21,883	—	21,883
Other comprehensive loss	—	—	—	(25,062)	(25,062)
Common dividends declared ($0.29 per share)	—	—	(6,470)	—	(6,470)
Share-based compensation expense	—	519	—	—	519
Issuance of common stock under employee benefit plans	1	331	—	—	332
Balances, June 30, 2022	$221	$446,894	$242,170	$(53,097)	$636,188

Balances, December 31, 2021	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	42,632	—	42,632
Other comprehensive loss	—	—	—	(58,334)	(58,334)
Common dividends declared ($0.58 per share)	—	—	(12,934)	—	(12,934)
Common stock repurchased	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	1,046	—	—	1,046
Issuance of common stock under employee benefit plans	1	1,049	—	—	1,050
Balances, June 30, 2022	$221	$446,894	$242,170	$(53,097)	$636,188

Balances, March 31, 2021	$224	$454,264	$168,564	$12,415	$635,467
Net income	—	—	20,124	—	20,124
Other comprehensive loss	—	—	—	(2,029)	(2,029)
Common dividends declared ($0.28 per share)	—	—	(6,327)	—	(6,327)
Share-based compensation expense	—	484	—	—	484
Issuance of common stock under employee benefit plans	—	467	—	—	467
Balances, June 30, 2021	$224	$455,215	$182,361	$10,386	$648,186

Balances, December 31, 2020	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	38,662	—	38,662
Other comprehensive loss	—	—	—	(1,045)	(1,045)
Common dividends declared ($0.56 per share)	—	—	(12,628)	—	(12,628)
Common stock repurchased	(1)	(1,207)	—	—	(1,208)
Share-based compensation expense	—	986	—	—	986
Issuance of common stock under employee benefit plans	2	2,026	—	—	2,028
Balances, June 30, 2021	$224	$455,215	$182,361	$10,386	$648,186
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$42,632	$38,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,608	3,110
Depreciation on premises and equipment	2,445	2,851
Amortization of intangible assets	2,716	2,985
Amortization of operating lease right-of-use asset	904	845
Amortization of loan servicing rights	1,507	1,708
Share-based compensation expense	1,046	986
Increase in cash surrender value of life insurance	(1,671)	(1,723)
Gain on proceeds from company-owned life insurance	(188)	—
Investment securities amortization, net	1,440	2,148
Loss (gain) on sales of investment securities, net	101	(377)
Loss (gain) on sales of other real estate owned	120	(450)
Impairment on other real estate owned	404	417
Origination of loans held for sale	(100,806)	(317,350)
Proceeds from sales of loans held for sale	203,545	494,541
Gain on sale of loans held for sale	(799)	(2,728)
Impairment on commercial mortgage servicing rights	1,263	2,423
Net change in operating assets and liabilities:
Accrued interest receivable	2,954	922
Other assets	(17,160)	(12,094)
Accrued expenses and other liabilities	4,416	(223)
Net cash provided by operating activities	154,477	216,653
Cash flows from investing activities:
Purchases of investment securities available for sale	(99,882)	(206,033)
Proceeds from sales of investment securities available for sale	107,740	12,617
Maturities and payments on investment securities available for sale	53,329	114,808
Purchases of equity securities	(379)	(186)
Net (increase) decrease in loans	(634,229)	212,886
Purchases of premises and equipment	(928)	(1,000)
Proceeds from sale of premises and equipment	143	590
Purchases of nonmarketable equity securities	(1,860)	—
Proceeds from sales of nonmarketable equity securities	2,500	7,923
Proceeds from sales of other real estate owned	505	8,069
Purchases of company-owned life insurance	—	(550)
Proceeds from settlements of company-owned life insurance	1,337	—
Net cash received (paid) on acquisition	60,275	(2,797)
Net cash (used in) provided by investing activities	(511,449)	146,327
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,004)	95,335
Net (decrease) increase in short-term borrowings	(9,114)	7,028
Proceeds from FHLB borrowings	700,000	300,000
Payments made on FHLB borrowings and other borrowings	(725,000)	(639,000)
Payments made on subordinated debt	—	(31,075)
Redemption of Series G preferred stock	(171)	—
Cash dividends paid on common stock	(12,934)	(12,628)
Common stock repurchased	(1,109)	(1,208)
Proceeds from issuance of common stock under employee benefit plans	1,050	2,028
Net cash used in financing activities	(53,282)	(279,520)
Net (decrease) increase in cash and cash equivalents	(410,254)	83,460
Cash and cash equivalents:
Beginning of period	680,371	341,640
End of period	$270,117	$425,100
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$13,746	$17,369
Income tax paid, net of refunds	16,606	12,907
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	74,997	48,494
Transfer of loans to other real estate owned	102	485
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2021 Annual Report on Form 10-K. Certain reclassifications of 2021 amounts have been made to conform to the 2022 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.
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
NOTE 3 – ACQUISITIONS
FNBC Bank & Trust
On June 17, 2022, the Company completed its branch acquisition from FNBC Bank & Trust ("FNBC") whereby we acquired $79.8 million of deposits and $16.6 million of loans as well as other assets and liabilities associated with FNBC's branches in Mokena and Yorkville, Illinois. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identified tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values, while $0.5 million of transaction and integration costs were expensed as incurred.
A summary of the fair value of the assets acquired and liabilities assumed are included in the table below.

(dollars in thousands)	FNBC
Assets acquired:
Cash and cash equivalents	$60,275
Loans	16,632
Premises and equipment, net	950
Accrued interest receivable	36
Intangible assets	1,901
Total assets acquired	$79,794
Liabilities assumed:
Deposits	$79,794
Total liabilities assumed	$79,794
Intangible assets:
Core deposit intangible	$1,901
Estimated useful life	10 years
ATG Trust Company
On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust Company (“ATG Trust”), a trust company based in Chicago, Illinois, with approximately $399.7 million in assets under management. In aggregate, the Company acquired the assets of ATG Trust for $2.7 million in cash. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired at their estimated acquisition date fair values, while $0.4 million of transaction and integration costs associated with the acquisition have been expensed during 2021.

NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$68,390	$—	$4,394	$—	$63,996
U.S. government sponsored entities and U.S. agency securities	33,756	66	3,519	—	30,303
Mortgage-backed securities - agency	480,408	17	56,587	—	423,838
Mortgage-backed securities - non-agency	26,118	—	3,341	—	22,777
State and municipal securities	113,920	525	7,757	—	106,688
Corporate securities	119,374	56	6,492	—	112,938
Total available for sale securities	$841,966	$664	$82,090	$—	$760,540

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$65,347	$—	$430	$—	$64,917
U.S. government sponsored entities and U.S. agency securities	34,569	79	831	—	33,817
Mortgage-backed securities - agency	444,484	2,687	6,901	—	440,270
Mortgage-backed securities - non-agency	29,037	50	381	—	28,706
State and municipal securities	137,904	5,561	366	—	143,099
Corporate securities	193,354	3,128	467	221	195,794
Total available for sale securities	$904,695	$11,505	$9,376	$221	$906,603
    The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at June 30, 2022. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$12,828	$12,898
After one year through five years	134,666	127,807
After five years through ten years	156,446	145,497
After ten years	31,500	27,723
Mortgage-backed securities	506,526	446,615
Total available for sale securities	$841,966	$760,540

Proceeds and gross realized gains on sales of investment securities available for sale for the three and six months ended June 30, 2022 and 2021, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Investment securities available for sale
Proceeds from sales	$107,740	$12,617	$107,740	$12,617
Gross realized gains on sales	716	377	716	377
Gross realized losses on sales	(817)	—	(817)	—
The table below presents a rollforward by security type for the three and six months ended June 30, 2022 and 2021 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	Mortgage-backed securities - non-agency	State and municipal securities	Corporate securities	Total
Changes in allowance for credit losses on investment securities available for sale:
For the three months ended June 30, 2022
Balance, beginning of period	$—	$—	$—	$—
Current-period provision for expected credit losses	—	—	—	—
Balance, end of period	$—	$—	$—	$—
For the six months ended June 30, 2022
Balance, beginning of period	$—	$—	$221	$221
Current-period provision for expected credit losses	—	—	(221)	(221)
Balance, end of period	$—	$—	$—	$—
For the three months ended June 30, 2021
Balance, beginning of period	$28	$28	$460	$516
Current-period provision for expected credit losses	85	(28)	(247)	(190)
Balance, end of period	$113	$—	$213	$326
For the six months ended June 30, 2021
Balance, beginning of period	$—	$29	$337	$366
Current-period provision for expected credit losses	113	(29)	(124)	(40)
Balance, end of period	$113	$—	$213	$326
Unrealized losses and fair values for investment securities available for sale as of June 30, 2022 and December 31, 2021, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$63,996	$4,394	$—	$—	$63,996	$4,394
U.S. government sponsored entities and U.S. agency securities	13,042	1,296	12,777	2,223	25,819	3,519
Mortgage-backed securities - agency	319,343	35,977	103,015	20,610	422,358	56,587
Mortgage-backed securities - non-agency	17,947	2,297	4,830	1,044	22,777	3,341
State and municipal securities	58,112	6,667	6,118	1,090	64,230	7,757
Corporate securities	100,250	6,383	2,869	109	103,119	6,492
Total available for sale securities	$572,690	$57,014	$129,609	$25,076	$702,299	$82,090

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$64,917	$430	$—	$—	$64,917	$430
U.S. government sponsored entities and U.S. agency securities	17,487	263	9,432	568	26,919	831
Mortgage-backed securities - agency	317,372	6,633	9,051	268	326,423	6,901
Mortgage-backed securities - non-agency	24,095	381	—	—	24,095	381
State and municipal securities	27,324	270	2,538	96	29,862	366
Corporate securities	—	—	—	—	—	—
Total available for sale securities	$451,195	$7,977	$21,021	$932	$472,216	$8,909
    For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
At June 30, 2022, 326 investment securities available for sale had unrealized losses with aggregate depreciation of 10.47% from their amortized cost basis. The unrealized losses related principally to the fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
Equity Securities
Equity securities are recorded at fair value and totaled $8.7 million and $9.5 million at June 30, 2022 and December 31, 2021, respectively.
During both the three and six months ended June 30, 2022 and 2021, there were no sales of equity securities. Net unrealized gains and losses on equity securities for the three and six months ended June 30, 2022 and 2021 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Equity securities
Net unrealized (losses) gains	$(425)	$145	$(947)	$226
Net unrealized gains and losses on equity securities were recorded in other income in the consolidated statements of income.

NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial:
Commercial	$747,782	$770,670
Commercial other	643,476	679,518
Commercial real estate:
Commercial real estate non-owner occupied	1,480,030	1,105,333
Commercial real estate owner occupied	524,587	469,658
Multi-family	265,749	171,875
Farmland	65,289	69,962
Construction and land development	203,955	193,749
Total commercial loans	3,930,868	3,460,765
Residential real estate:
Residential first lien	279,628	274,412
Other residential	60,475	63,739
Consumer:
Consumer	98,558	106,008
Consumer other	986,813	896,597
Lease financing	439,202	423,280
Total loans, gross	$5,795,544	$5,224,801
Total loans include net deferred loan costs of $3.8 million and $4.6 million at June 30, 2022 and December 31, 2021, respectively, and unearned discounts of $49.7 million and $46.1 million within the lease financing portfolio at June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022, the Company had residential real estate loans held for sale totaling $5.3 million compared to commercial real estate and residential real estate loans held for sale totaling $32.0 million at December 31, 2021. The Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $100.4 million and $203.5 million during the three and six months ended June 30, 2022, respectively, and $161.9 million and $494.5 million during the comparable periods in 2021, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Paycheck Protection Program ("PPP") loans of $6.4 million and $52.5 million as of June 30, 2022 and December 31, 2021, respectively, and commercial FHA warehouse lines of $23.9 million and $91.9 million as of June 30, 2022 and December 31, 2021, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $23.1 million and $13.9 million at June 30, 2022 and December 31, 2021, respectively. The new loans, other additions, repayments and other reductions for the three and six months ended June 30, 2022 and 2021, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Beginning balance	$23,374	$19,372	$13,869	$19,693
New loans and other additions	—	404	9,805	1,024
Repayments and other reductions	(277)	(1,014)	(577)	(1,955)
Ending balance	$23,097	$18,762	$23,097	$18,762

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and six months ended June 30, 2022 and 2021:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended June 30, 2022:
Balance, beginning of period	$12,621	$26,277	$816	$3,288	$2,672	$7,264	$52,938
Provision for credit losses on loans	(111)	4,284	279	133	415	(259)	4,741
Charge-offs	(60)	(2,625)	—	(46)	(191)	(499)	(3,421)
Recoveries	298	(62)	6	41	98	259	640
Balance, end of period	$12,748	$27,874	$1,101	$3,416	$2,994	$6,765	$54,898

Changes in allowance for credit losses on loans for the six months ended June 30, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	278	7,728	123	717	672	(645)	8,873
Charge-offs	(2,214)	(2,852)	(6)	(150)	(496)	(705)	(6,423)
Recoveries	309	5	12	154	260	646	1,386
Balance, end of period	$12,748	$27,874	$1,101	$3,416	$2,994	$6,765	$54,898

Changes in allowance for credit losses on loans for the three months ended June 30, 2021:
Balance, beginning of period	$17,339	$31,821	$1,239	$3,981	$2,271	$6,036	$62,687
Provision for credit losses on loans	5	(168)	414	(177)	84	(158)	—
Charge-offs	(2,634)	(946)	(1)	(141)	(218)	(516)	(4,456)
Recoveries	139	11	81	20	155	27	433
Balance, end of period	$14,849	$30,718	$1,733	$3,683	$2,292	$5,389	$58,664

Changes in allowance for credit losses on loans for the six months ended June 30, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	(2,016)	6,959	425	(109)	137	(1,446)	3,950
Charge-offs	(3,140)	(1,719)	(272)	(251)	(460)	(769)	(6,611)
Recoveries	154	13	147	114	277	177	882
Balance, end of period	$14,849	$30,718	$1,733	$3,683	$2,292	$5,389	$58,664
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$4,528	$2,275	$6,803	$4,681	$2,275	$6,956
Commercial other	2,950	—	2,950	4,467	—	4,467
Commercial real estate:
Commercial real estate non-owner occupied	1,848	19,003	20,851	1,914	9,912	11,826
Commercial real estate owner occupied	2,627	1,340	3,967	2,164	1,340	3,504
Multi-family	177	9,056	9,233	201	1,967	2,168
Farmland	150	—	150	155	—	155
Construction and land development	251	—	251	83	—	83
Total commercial loans	12,531	31,674	44,205	13,665	15,494	29,159
Residential real estate:
Residential first lien	3,685	639	4,324	3,116	832	3,948
Other residential	933	—	933	836	—	836
Consumer:
Consumer	97	—	97	110	—	110
Lease financing	1,399	—	1,399	1,510	—	1,510
Total loans	$18,645	$32,313	$50,958	$19,237	$16,326	$35,563
    There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2022 and 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.5 million and $1.3 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of June 30, 2022 and December 31, 2021:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
June 30, 2022
Commercial
Commercial	$—	$4,890	$—	$4,890
Commercial other	—	—	—	—
Commercial real estate
Non-owner occupied	20,062	—	—	20,062
Owner occupied	1,336	—	—	1,336
Multi-family	1,905	—	—	1,905
Total collateral dependent loans	$23,303	$4,890	$—	$28,193

December 31, 2021
Commercial
Commercial	$—	$5,402	$—	$5,402
Commercial other	—	—	502	502
Commercial real estate
Non-owner occupied	11,604	—	—	11,604
Owner occupied	1,336	—	—	1,336
Multi-family	1,969	—	—	1,969
Total collateral dependent loans	$14,909	$5,402	$502	$20,813

The aging status of the recorded investment in loans by portfolio as of June 30, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$143	$92	$—	$235	$6,803	$740,744	$747,782
Commercial other	3,136	2,425	—	5,561	2,950	634,965	643,476
Commercial real estate:
Commercial real estate non-owner occupied	741	26	—	767	20,851	1,458,412	1,480,030
Commercial real estate owner occupied	76	338	—	414	3,967	520,206	524,587
Multi-family	162	—	—	162	9,233	256,354	265,749
Farmland	190	—	—	190	150	64,949	65,289
Construction and land development	—	—	—	—	251	203,704	203,955
Total commercial loans	4,448	2,881	—	7,329	44,205	3,879,334	3,930,868
Residential real estate:
Residential first lien	64	318	—	382	4,324	274,922	279,628
Other residential	109	41	—	150	933	59,392	60,475
Consumer:
Consumer	121	6	—	127	97	98,334	98,558
Consumer other	3,711	2,258	—	5,969	—	980,844	986,813
Lease financing	1,654	601	—	2,255	1,399	435,548	439,202
Total loans	$10,107	$6,105	$—	$16,212	$50,958	$5,728,374	$5,795,544

The aging status of the recorded investment in loans by portfolio as of December 31, 2021 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$283	$1,082	$—	$1,365	$6,956	$762,349	$770,670
Commercial other	2,402	2,110	5	4,517	4,467	670,534	679,518
Commercial real estate:
Commercial real estate non-owner occupied	585	243	—	828	11,826	1,092,679	1,105,333
Commercial real estate owner occupied	232	730	—	962	3,504	465,192	469,658
Multi-family	—	—	—	—	2,168	169,707	171,875
Farmland	—	26	—	26	155	69,781	69,962
Construction and land development	195	195	—	390	83	193,276	193,749
Total commercial loans	3,697	4,386	5	8,088	29,159	3,423,518	3,460,765
Residential real estate:
Residential first lien	113	285	—	398	3,948	270,066	274,412
Other residential	456	151	—	607	836	62,296	63,739
Consumer:
Consumer	127	20	—	147	110	105,751	106,008
Consumer other	4,423	2,358	1	6,782	—	889,815	896,597
Lease financing	1,253	245	—	1,498	1,510	420,272	423,280
Total loans	$10,069	$7,445	$6	$17,520	$35,563	$5,171,718	$5,224,801
Troubled Debt Restructurings ("TDRs")
Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs are transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The outstanding balance of modifications made as a result of COVID, that were not considered TDRs under the Cornavirus Aid, Relief, and Economic Security Act, as amended by Section 541 of the Consolidated Appropriations Act, totaled $13.3 million at December 31, 2021. There were no such TDRs at June 30, 2022.
The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$1,826	$550	$2,376	$833	$1,422	$2,255
Commercial real estate	115	2,851	2,966	1,522	3,302	4,824
Construction and land development	32	—	32	37	—	37
Residential real estate	2,917	1,188	4,105	3,128	784	3,912
Consumer	157	—	157	98	—	98
Lease financing	878	84	962	1,394	241	1,635
Total loans	$5,925	$4,673	$10,598	$7,012	$5,749	$12,761
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.

The allowance for credit losses on TDRs totaled $0.5 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively. The Company had no unfunded commitments in connection with TDRs at June 30, 2022 and December 31, 2021.
The following table presents a summary of loans by portfolio that were restructured during the three and six months ended June 30, 2022 and 2021. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2022 or 2021:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended June 30, 2022
Troubled debt restructurings:
Number of loans	2	1	—	2	1	—	6
Pre-modification outstanding balance	$705	$6	$—	$176	$66	$—	$953
Post-modification outstanding balance	705	6	—	176	66	—	953

For the six months ended June 30, 2022
Troubled debt restructurings:
Number of loans	4	1	—	5	3	2	15
Pre-modification outstanding balance	$1,324	$6	$—	$204	$107	$84	$1,725
Post-modification outstanding balance	1,324	6	—	204	105	84	1,723

For the three months ended June 30, 2021
Troubled debt restructurings:
Number of loans	5	1	—	1	1	1	9
Pre-modification outstanding balance	$609	$1,432	$—	$136	$19	$505	$2,701
Post-modification outstanding balance	609	1,432	—	139	19	505	2,704

For the six months ended June 30, 2021
Troubled debt restructurings:
Number of loans	5	1	1	3	3	1	14
Pre-modification outstanding balance	$609	$1,432	$49	$191	$50	$505	$2,836
Post-modification outstanding balance	609	1,432	40	195	50	505	2,831
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of June 30, 2022 and December 31, 2021:

			June 30, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$42,773	$104,834	$72,395	$30,577	$19,403	$53,815	$394,649	$718,446
		Special mention	—	113	—	325	1,279	282	1,887	3,886
		Substandard	—	364	—	631	1,822	4,260	11,570	18,647
		Substandard – nonaccrual	—	340	—	370	174	383	5,536	6,803
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	42,773	105,651	72,395	31,903	22,678	58,740	413,642	747,782

	Commercial other	Acceptable credit quality	132,949	182,457	131,480	77,820	20,303	359	79,421	624,789
		Special mention	—	210	1,818	9,055	3,185	—	—	14,268
		Substandard	—	—	—	61	—	—	1,408	1,469
		Substandard – nonaccrual	422	712	26	1,216	574	—	—	2,950
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	133,371	183,379	133,324	88,152	24,062	359	80,829	643,476

Commercial real estate	Non-owner occupied	Acceptable credit quality	453,041	433,844	143,804	113,828	19,577	187,187	3,203	1,354,484
		Special mention	1,439	26	3,476	15,341	313	7,211	—	27,806
		Substandard	663	109	—	37,065	1,641	37,161	250	76,889
		Substandard – nonaccrual	—	744	859	5,879	10,246	3,123	—	20,851
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	455,143	434,723	148,139	172,113	31,777	234,682	3,453	1,480,030

	Owner occupied	Acceptable credit quality	97,287	138,775	68,158	45,755	34,857	115,714	4,548	505,094
		Special mention	—	141	—	175	160	1,824	27	2,327
		Substandard	47	4,187	585	2,901	—	5,182	297	13,199
		Substandard – nonaccrual	—	402	320	157	333	2,755	—	3,967
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	97,334	143,505	69,063	48,988	35,350	125,475	4,872	524,587

	Multi-family	Acceptable credit quality	138,000	52,078	19,800	475	24,927	16,031	1,597	252,908
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	3,608	—	3,608
		Substandard – nonaccrual	—	969	—	114	—	8,150	—	9,233
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	138,000	53,047	19,800	589	24,927	27,789	1,597	265,749

	Farmland	Acceptable credit quality	3,337	16,384	13,958	4,126	3,158	21,255	1,751	63,969
		Special mention	—	—	—	—	—	162	—	162
		Substandard	—	15	—	166	13	633	181	1,008
		Substandard – nonaccrual	—	—	—	—	101	—	49	150
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	3,337	16,399	13,958	4,292	3,272	22,050	1,981	65,289

Construction and land development		Acceptable credit quality	49,052	67,643	46,495	8,052	4,102	2,363	24,033	201,740
		Special mention	—	—	—	—	—	220	—	220
		Substandard	—	—	—	—	—	—	—	—
		Substandard – nonaccrual	—	—	—	222	—	29	—	251
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	189	1,516	35	—	—	4	—	1,744
		Subtotal	49,241	69,159	46,530	8,274	4,102	2,616	24,033	203,955

Total		Acceptable credit quality	916,439	996,015	496,090	280,633	126,327	396,724	509,202	3,721,430
		Special mention	1,439	490	5,294	24,896	4,937	9,699	1,914	48,669
		Substandard	710	4,675	585	40,824	3,476	50,844	13,706	114,820
		Substandard – nonaccrual	422	3,167	1,205	7,958	11,428	14,440	5,585	44,205
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	189	1,516	35	—	—	4	—	1,744
Total commercial loans			$919,199	$1,005,863	$503,209	$354,311	$146,168	$471,711	$530,407	$3,930,868

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$108,490	$78,071	$50,458	$20,045	$27,405	$35,856	$417,920	$738,245
		Special mention	186	57	198	6,154	2	316	1,517	8,430
		Substandard	380	372	1,934	1,868	64	4,322	8,099	17,039
		Substandard – nonaccrual	52	—	612	177	242	169	5,704	6,956
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	109,108	78,500	53,202	28,244	27,713	40,663	433,240	770,670

	Commercial other	Acceptable credit quality	264,282	167,326	101,083	29,981	303	341	88,198	651,514
		Special mention	—	1,929	10,676	3,966	—	—	3,252	19,823
		Substandard	688	—	62	341	—	—	2,623	3,714
		Substandard – nonaccrual	10	158	3,894	384	—	—	21	4,467
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	264,980	169,413	115,715	34,672	303	341	94,094	679,518

Commercial real estate	Non-owner occupied	Acceptable credit quality	441,483	154,379	134,507	20,524	55,207	182,465	5,258	993,823
		Special mention	26	6,341	14,177	2,296	711	2,272	—	25,823
		Substandard	6,196	817	8,825	20,572	14,857	22,344	250	73,861
		Substandard – nonaccrual	169	992	6,206	—	195	4,264	—	11,826
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	447,874	162,529	163,715	43,392	70,970	211,345	5,508	1,105,333

	Owner occupied	Acceptable credit quality	141,084	69,415	47,187	35,974	30,583	98,442	1,886	424,571
		Special mention	150	24	187	161	13,087	4,540	32	18,181
		Substandard	4,192	1,127	10,810	205	297	6,466	305	23,402
		Substandard – nonaccrual	—	318	129	336	72	2,649	—	3,504
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	145,426	70,884	58,313	36,676	44,039	112,097	2,223	469,658

	Multi-family	Acceptable credit quality	88,329	20,080	1,973	25,450	1,414	18,642	2,241	158,129
		Special mention	—	451	—	—	—	—	—	451
		Substandard	988	—	—	—	—	10,139	—	11,127
		Substandard – nonaccrual	—	—	123	—	—	2,045	—	2,168
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	89,317	20,531	2,096	25,450	1,414	30,826	2,241	171,875

	Farmland	Acceptable credit quality	15,689	14,966	3,931	3,162	7,996	19,305	1,196	66,245
		Special mention	—	66	1,236	145	153	240	—	1,840
		Substandard	371	76	166	211	—	898	—	1,722
		Substandard – nonaccrual	—	—	—	105	—	—	50	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,060	15,108	5,333	3,623	8,149	20,443	1,246	69,962

Construction and land development		Acceptable credit quality	65,053	65,274	19,269	10,029	2,511	3,841	19,452	185,429
		Special mention	—	—	5,014	—	—	221	—	5,235
		Substandard	—	1,336	—	—	—	—	—	1,336
		Substandard – nonaccrual	—	—	43	—	—	40	—	83
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
		Subtotal	66,518	66,647	24,326	10,029	2,511	4,266	19,452	193,749

Total		Acceptable credit quality	1,124,410	569,511	358,408	145,165	125,419	358,892	536,151	3,217,956
		Special mention	362	8,868	31,488	12,722	13,953	7,589	4,801	79,783
		Substandard	12,815	3,728	21,797	23,197	15,218	44,169	11,277	132,201
		Substandard – nonaccrual	231	1,468	11,007	1,002	509	9,167	5,775	29,159
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
Total commercial loans			$1,139,283	$583,612	$422,700	$182,086	$155,099	$419,981	$558,004	$3,460,765

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of June 30, 2022 and December 31, 2021:

			June 30, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$30,586	$41,338	$32,385	$21,765	$23,865	$122,619	$758	$273,316
		Nonperforming	—	—	106	260	942	5,004	—	6,312
		Subtotal	30,586	41,338	32,491	22,025	24,807	127,623	758	279,628

	Other residential	Performing	857	549	613	1,209	1,668	1,999	51,718	58,613
		Nonperforming	—	—	—	9	10	222	1,621	1,862
		Subtotal	857	549	613	1,218	1,678	2,221	53,339	60,475

Consumer	Consumer	Performing	9,605	44,947	11,083	5,994	6,097	18,226	2,352	98,304
		Nonperforming	91	61	12	2	37	51	—	254
		Subtotal	9,696	45,008	11,095	5,996	6,134	18,277	2,352	98,558

	Consumer other	Performing	371,625	369,572	174,852	45,799	8,814	7,050	9,101	986,813
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	371,625	369,572	174,852	45,799	8,814	7,050	9,101	986,813

Leases financing		Performing	88,299	127,755	104,682	70,913	31,261	14,015	—	436,925
		Nonperforming	—	656	797	273	472	79	—	2,277
		Subtotal	88,299	128,411	105,479	71,186	31,733	14,094	—	439,202

Total		Performing	500,972	584,161	323,615	145,680	71,705	163,909	63,929	1,853,971
		Nonperforming	91	717	915	544	1,461	5,356	1,621	10,705
Total other loans			$501,063	$584,878	$324,530	$146,224	$73,166	$169,265	$65,550	$1,864,676

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$38,508	$31,920	$24,311	$30,842	$48,276	$93,462	$888	$268,207
		Nonperforming	—	108	173	780	764	4,380	—	6,205
		Subtotal	38,508	32,028	24,484	31,622	49,040	97,842	888	274,412

	Other residential	Performing	888	679	1,520	1,950	1,211	1,559	54,225	62,032
		Nonperforming	—	—	10	16	128	100	1,453	1,707
		Subtotal	888	679	1,530	1,966	1,339	1,659	55,678	63,739

Consumer	Consumer	Performing	65,915	14,955	7,874	8,728	3,025	2,582	2,721	105,800
		Nonperforming	89	5	3	14	24	71	2	208
		Subtotal	66,004	14,960	7,877	8,742	3,049	2,653	2,723	106,008

	Consumer other	Performing	474,385	323,437	63,463	12,635	3,888	5,447	13,341	896,596
		Nonperforming	—	—	—	—	—	—	1	1
		Subtotal	474,385	323,437	63,463	12,635	3,888	5,447	13,342	896,597

Leases financing		Performing	154,803	124,575	86,402	43,536	9,077	1,983	—	420,376
		Nonperforming	—	757	1,001	1,012	95	39	—	2,904
		Subtotal	154,803	125,332	87,403	44,548	9,172	2,022	—	423,280

Total
		Performing	734,499	495,566	183,570	97,691	65,477	105,033	71,175	1,753,011
		Nonperforming	89	870	1,187	1,822	1,011	4,590	1,456	11,025
Total other loans			$734,588	$496,436	$184,757	$99,513	$66,488	$109,623	$72,631	$1,764,036
NOTE 6 – PREMISES, EQUIPMENT AND LEASES
A summary of premises and equipment at June 30, 2022 and December 31, 2021 is as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Land	$15,948	$15,696
Buildings and improvements	68,625	67,143
Furniture and equipment	33,761	33,545
Lease right-of-use assets	7,670	8,428
Total	126,004	124,812
Accumulated depreciation	(48,336)	(45,592)
Premises and equipment, net	$77,668	$79,220
    Depreciation expense for the three and six months ended June 30, 2022 was $1.2 million and $2.4 million, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2021, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 1 month to 11 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised. The operating lease liabilities of the Company were $9.7 million and $10.7 million as of June 30, 2022 and December 31, 2021, respectively.

Information related to operating leases for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$532	$514	$1,040	$1,037
Operating cash flows from leases	630	603	1,236	1,386
Right-of-use assets obtained in exchange for lease obligations	—	609	121	689
Right-of-use assets derecognized due to terminations or impairment	—	(88)	—	(210)
Weighted average remaining lease term	7.4 years	7.9 years	7.4 years	7.9 years
Weighted average discount rate	2.89%	2.86%	2.89%	2.86%
The projected minimum rental payments under the terms of the leases as of June 30, 2022 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2022 remaining	$1,028
2023	2,105
2024	1,799
2025	894
2026	763
Thereafter	4,251
Total future minimum lease payments	10,840
Less imputed interest	(1,131)
Total operating lease liabilities	$9,709

NOTE 7 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022		December 31, 2021
	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$2,456,760	$24,603	$2,650,531	$27,386
SBA	46,997	660	50,043	774
Residential	275,673	616	302,618	705
Total	$2,779,430	$25,879	$3,003,192	$28,865
Commercial FHA Mortgage Loan Servicing
Changes in our commercial FHA loan servicing rights for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Loan servicing rights:
Balance, beginning of period	$26,111	$35,997	$27,386	$38,322
Amortization	(639)	(780)	(1,299)	(1,563)
Refinancing fee received from third party	—	(337)	(221)	(604)
Permanent impairment	(869)	(1,148)	(1,263)	(2,423)
Balance, end of period	$24,603	$33,732	$24,603	$33,732
Fair value:
At beginning of period	$27,941	$35,997	$28,368	$38,322
At end of period	26,865	34,255	26,865	34,255
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.21% and 8.24% at June 30, 2022 and December 31, 2021, respectively, while the weighted average discount rate was 11.69% and 11.87% for the same periods, respectively.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at June 30, 2022 and December 31, 2021 is summarized as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904

    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$58,913	$(42,664)	$16,249	$57,012	$(40,603)	$16,409
Customer relationship intangibles	15,918	(8,608)	7,310	15,918	(7,953)	7,965
Total intangible assets	$74,831	$(51,272)	$23,559	$72,930	$(48,556)	$24,374
In conjunction with the FNBC branch acquisition, the Company recorded $1.9 million of core deposit intangibles, which are being amortized on an accelerated basis over an estimated useful life of 10 years.
Amortization of intangible assets was $1.3 million and $2.7 million for the three and six months ended June 30, 2022, respectively, and $1.5 million and $3.0 million for the comparable periods in 2021, respectively.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at June 30, 2022 and December 31, 2021:

	Notional amount		Fair value gain
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivative instruments (included in other assets):
Interest rate lock commitments	$22,704	$66,216	$91	$410
Forward commitments to sell mortgage-backed securities	8,213	60,427	—	—
Total	$30,917	$126,643	$91	$410

	Notional amount		Fair value loss
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$9,500	$18,362	$11	$19
    During the three and six months ended June 30, 2022, the Company recognized net losses of $0.4 million and $0.3 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
During the three and six months ended June 30, 2021, the Company recognized net losses of $0.5 million and $1.0 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

Cash Flow Hedges
In the first quarter of 2022, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at June 30, 2022:

(dollars in thousands)	June 30, 2022
Notional Amount	$200,000
Average remaining life in years	3.79 years
Weighted average pay rate	0.64%
Weighted average receive rate	5.48%
Quarterly, the effectiveness evaluation is based on the fluctuation of the variable interest the Company receives from the customers for the loans as compared to the fixed interest rate received from the counterparty.
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
At June 30, 2022, the $8.2 million fair value of the cash flow hedges was included in other assets on the consolidated balance sheets. At December 31, 2021, the $5.1 million fair value of cash flow hedges was included in other liabilities on the consolidated balance sheets. The tax effected amounts of $5.9 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively, were included in accumulated other comprehensive (loss) income. There were no amounts recorded in the consolidated statements of income for the three and six months ended June 30, 2022, related to ineffectiveness.
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $7.7 million and $7.9 million at June 30, 2022 and December 31, 2021, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.2 million and $0.4 million at June 30, 2022 and December 31, 2021, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 10 – DEPOSITS
The following table summarizes the classification of deposits as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$1,972,261	$2,245,701
Interest-bearing:
Checking	1,808,885	1,663,021
Money market	1,027,547	869,067
Savings	740,364	679,115
Time	635,381	653,744
Total deposits	$6,184,438	$6,110,648

NOTE 11 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of June 30, 2022 and December 31, 2021:

	Repurchase agreements
(dollars in thousands)	As of and for the Six Months Ended June 30, 2022	As of and for the Year Ended December 31, 2021
Outstanding at period-end	$67,689	$76,803
Average amount outstanding	64,642	68,986
Maximum amount outstanding at any month end	76,807	77,497
Weighted average interest rate:
During period	0.14%	0.12%
End of period	0.14%	0.13%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $63.9 million and $78.3 million at June 30, 2022 and December 31, 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $22.7 million and $55.9 million at June 30, 2022 and December 31, 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $25.4 million and $64.8 million at June 30, 2022 and December 31, 2021, respectively. There were no outstanding borrowings under these lines at June 30, 2022 and December 31, 2021.
At June 30, 2022, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at June 30, 2022.
NOTE 12 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Midland States Bancorp, Inc.
Revolving line of credit - variable interest rate equivalent to Daily Simple SOFR plus 1.60%	$—	$—
Series G redeemable preferred stock - 171 shares at $1,000 per share	—	171
Midland States Bank
FHLB advances – putable fixed rate at rates averaging 2.35% and 1.48% at June 30, 2022 and December 31, 2021, respectively – maturing through December 2024	110,000	210,000
FHLB advances –SOFR floater at rates averaging 3.14% and 1.67% at June 30, 2022 and December 31, 2021, respectively – maturing in October 2023	100,000	100,000
FHLB advances – Short term fixed rate at rates averaging 1.63% at June 30, 2022 – maturing in July 2022	75,000	—
Total FHLB advances and other borrowings	$285,000	$310,171
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.59 billion and $2.10 billion at June 30, 2022 and December 31, 2021, respectively.
On October 12, 2021, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $15.0 million. The loan matures on October 11, 2022 and has a variable rate of interest equal to the Daily Simple Secured Overnight Financing Rate ("SOFR") plus 1.60%. The Company is required to make quarterly interest payments with the principal balance due at maturity. The loan agreement contains financial covenants that require the Company to be well-capitalized at all times, maintain a minimum total capital to risk-weighted assets ratio, a minimum return on average assets and a maximum percentage of nonperforming assets to tangible capital. At June 30, 2022, the Company was in compliance with or has obtained waivers for each of these financial covenants.
NOTE 13 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	$547	$546
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,658	39,626
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	72,171	72,042
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,901	26,877
Total subordinated debt	$139,277	$139,091
The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 14 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per common share computation for both the three and six months ended June 30, 2022 excluded antidilutive stock options of 60,698 and excluded antidilutive stock options of 71,547 for the comparable periods in 2021, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net income	$21,883	$20,124	$42,632	$38,662
Common shareholder dividends	(6,397)	(6,265)	(12,786)	(12,502)
Unvested restricted stock award dividends	(73)	(62)	(148)	(126)
Undistributed earnings to unvested restricted stock awards	(171)	(134)	(334)	(259)
Undistributed earnings to common shareholders	$15,242	$13,663	$29,364	$25,775
Basic
Distributed earnings to common shareholders	$6,397	$6,265	$12,786	$12,502
Undistributed earnings to common shareholders	15,242	13,663	29,364	25,775
Total common shareholders earnings, basic	$21,639	$19,928	$42,150	$38,277
Diluted
Distributed earnings to common shareholders	$6,397	$6,265	$12,786	$12,502
Undistributed earnings to common shareholders	15,242	13,663	29,364	25,775
Total common shareholders earnings	21,639	19,928	42,150	38,277
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	1	—	1	1
Total common shareholders earnings, diluted	$21,640	$19,928	$42,151	$38,278
Weighted average common shares outstanding, basic	22,305,590	22,591,127	22,290,486	22,557,728
Options	55,229	86,388	65,450	75,312
Weighted average common shares outstanding, diluted	22,360,819	22,677,515	22,355,936	22,633,040
Basic earnings per common share	$0.97	$0.88	$1.89	$1.70
Diluted earnings per common share	0.97	0.88	1.89	1.69
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at June 30, 2022 and December 31, 2021, are summarized below:

	June 30, 2022
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$63,996	$63,996	$—	$—
U.S. government sponsored entities and U.S. agency securities	30,303	—	30,303	—
Mortgage-backed securities - agency	423,838	—	423,838	—
Mortgage-backed securities - non-agency	22,777	—	22,777	—
State and municipal securities	106,688	—	106,688	—
Corporate securities	112,938	—	112,938	—
Equity securities	8,738	8,738	—	—
Loans held for sale	5,298	—	5,298	—
Derivative assets	8,459	—	8,459	—
Total	$783,035	$72,734	$710,301	$—
Liabilities
Derivative liabilities	$189	$—	$189	$—
Total	$189	$—	$189	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$25,879	$—	$—	$25,879
Nonperforming loans	50,958	—	44,599	6,359
Other real estate owned	11,131	—	11,131	—
Assets held for sale	1,231	—	1,231	—

	December 31, 2021
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$64,917	$64,917	$—	$—
U.S. government sponsored entities and U.S. agency securities	33,817	—	33,817	—
Mortgage-backed securities - agency	440,270	—	440,270	—
Mortgage-backed securities - non-agency	28,706	—	28,706	—
State and municipal securities	143,099	—	143,099	—
Corporate securities	195,794	—	194,859	935
Equity securities	9,529	9,529	—	—
Loans held for sale	32,045	—	32,045	—
Derivative assets	5,883	—	5,883	—
Total	$954,060	$74,446	$878,679	$935
Liabilities
Derivative liabilities	$397	$—	$397	$—
Total	$397	$—	$397	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$28,865	$—	$—	$28,865
Nonperforming loans	36,542	24,358	6,129	6,055
Other real estate owned	12,059	—	12,059	—
Assets held for sale	2,284	—	2,284	—
    The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$935	$959	$935	$959
Transferred to level 2	(935)	—	(935)	—
Total realized in earnings (1)	6	4	11	6
Total unrealized in other comprehensive income (2)	—	49	—	49
Net settlements (principal and interest)	(6)	(4)	(11)	(6)
Balance, end of period	$—	$1,008	$—	$1,008
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2021:

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
The following table presents losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Loan servicing rights	$869	$1,148	$1,263	$2,423
Mortgage servicing rights held for sale	—	143	—	143
Nonperforming loans	10,779	4,295	11,366	6,272
Other real estate owned	67	314	404	417
Assets held for sale	—	—	—	—
Total losses on assets measured on a nonrecurring basis	$11,715	$5,900	$13,033	$9,255
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at June 30, 2022 and December 31, 2021:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2022
Loan servicing rights:
Commercial MSR	$26,865	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.21%)
			Discount rate	10.00% - 27.00% (11.69%)

SBA servicing rights	660	Discounted cash flow	Prepayment speed	14.06% - 16.58% (16.00%)
			Discount rate	10.00% - 12.00% (11.00%)

Residential servicing rights	616	Discounted cash flow	Prepayment speed	7.86% -26.28% (8.58%)
			Discount rate	9.00% - 11.50% (10.13%)

December 31, 2021
Loan servicing rights:
Commercial MSR	$28,368	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.87%)

SBA servicing rights	898	Discounted cash flow	Prepayment speed	12.27% - 14.14% (13.88%)
			Discount rate	10.00% - 12.00% (11.00%)

Residential servicing rights	705	Discounted cash flow	Prepayment speed	11.94% - 27.48% (14.94%)
			Discount rate	9.00% - 11.50% (10.25%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$—	$—	$—	$19,230	$—	$19,230
Residential loans held for sale	5,298	212	5,086	12,815	584	12,231
Total loans held for sale	$5,298	$212	$5,086	$32,045	$584	$31,461
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Commercial loans held for sale	$(18)	$(23)	$—	$(67)
Residential loans held for sale	104	320	(277)	(63)
Total loans held for sale	$86	$297	$(277)	$(130)
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$264,173	$264,173	$264,173	$—	$—
Federal funds sold	5,944	5,944	5,944	—	—
Loans, net	5,740,646	5,648,295	—	—	5,648,295
Accrued interest receivable	16,552	16,552	—	16,552	—

Liabilities
Deposits	$6,184,438	$6,171,119	$—	$6,171,119	$—
Short-term borrowings	67,689	67,689	—	67,689	—
FHLB and other borrowings	285,000	286,309	—	286,309	—
Subordinated debt	139,277	139,063	—	139,063	—
Trust preferred debentures	49,674	55,348	—	55,348	—

	December 31, 2021
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$673,297	$673,297	$673,297	$—	$—
Federal funds sold	7,074	7,074	7,074	—	—
Loans, net	5,173,739	5,221,886	—	—	5,221,886
Accrued interest receivable	19,470	19,470	—	19,470	—

Liabilities
Deposits	$6,110,648	$6,109,077	$—	$6,109,077	$—
Short-term borrowings	76,803	76,803	—	76,803	—
FHLB and other borrowings	310,171	317,464	—	317,464	—
Subordinated debt	139,091	148,386	—	148,386	—
Trust preferred debentures	49,374	57,827	—	57,827	—
In accordance with our adoption of ASU 2016-1 in 2019, the methods utilized to measure fair value of financial instruments at June 30, 2022 and December 31, 2021 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 16 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The spread of the COVID-19 virus had an impact on our operations as of June 30, 2022 and December 31, 2021, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic, and governmental policy responses, caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. If these effects worsen, it may adversely impact several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$1,206,523	$994,709
Financial guarantees – standby letters of credit	26,553	14,325
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2022 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and six months ended June 30, 2022 and 2021. The liability for unresolved repurchase demands totaled $0.2 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively.
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

Selected business segment financial information for the three and six months ended June 30, 2022 and 2021 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended June 30, 2022
Net interest income (expense)	$63,963	$—	$(2,629)	$61,334
Provision for credit losses	5,441	—	—	5,441
Noninterest income	8,495	6,143	(25)	14,613
Noninterest expense	37,362	4,091	(114)	41,339
Income (loss) before income taxes (benefit)	29,655	2,052	(2,540)	29,167
Income taxes (benefit)	7,545	573	(834)	7,284
Net income (loss)	$22,110	$1,479	$(1,706)	$21,883
Total assets	$7,422,518	$29,042	$(15,748)	$7,435,812

Six Months Ended June 30, 2022
Net interest income (expense)	$123,316	$—	$(5,155)	$118,161
Provision for credit losses	9,608	—	—	9,608
Noninterest income	16,901	13,282	43	30,226
Noninterest expense	73,609	8,766	(152)	82,223
Income (loss) before income taxes (benefit)	57,000	4,516	(4,960)	56,556
Income taxes (benefit)	14,260	1,263	(1,599)	13,924
Net income (loss)	$42,740	$3,253	$(3,361)	$42,632
Total assets	$7,422,518	$29,042	$(15,748)	$7,435,812

Three Months Ended June 30, 2021
Net interest income (expense)	$52,908	$—	$(2,798)	$50,110
Provision for credit losses	(455)	—	—	(455)
Noninterest income	10,868	6,529	20	17,417
Noninterest expense	45,084	4,164	(307)	48,941
Income (loss) before income taxes (benefit)	19,147	2,365	(2,471)	19,041
Income taxes (benefit)	(913)	663	(833)	(1,083)
Net income (loss)	$20,060	$1,702	$(1,638)	$20,124
Total assets	$6,642,895	$30,913	$(43,798)	$6,630,010

Six Months Ended June 30, 2021
Net interest income (expense)	$107,626	$—	$(5,648)	$101,978
Provision for credit losses	3,110	—	—	3,110
Noninterest income	19,732	12,460	41	32,233
Noninterest expense	80,600	8,165	(745)	88,020
Income (loss) before income taxes (benefit)	43,648	4,295	(4,862)	43,081
Income taxes (benefit)	4,876	1,203	(1,660)	4,419
Net income (loss)	$38,772	$3,092	$(3,202)	$38,662
Total assets	$6,642,895	$30,913	$(43,798)	$6,630,010

NOTE 18 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,139	$4,971	$11,121	$9,430
Investment advisory fees	—	423	—	876
Investment brokerage fees	543	485	1,141	886
Other	461	650	1,020	1,268
Service charges on deposit accounts:
Nonsufficient fund fees	1,524	1,202	2,856	2,343
Other	780	714	1,516	1,399
Interchange revenues	3,590	3,797	6,870	7,172
Other income:
Merchant services revenue	399	396	755	733
Other	671	1,418	1,439	2,209
Noninterest income - out-of-scope of Topic 606	1,506	3,361	3,508	5,917
Total noninterest income	$14,613	$17,417	$30,226	$32,233
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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2022, as compared to December 31, 2021, and operating results for the three and six months ended June 30, 2022 and 2021. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including prevailing interest rates and the rate of inflation; the effects of the COVID-19 pandemic; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; developments and uncertainty related to the future use and availability of some reference rates, such as LIBOR, as well as other alternative reference rates, and the adoption of a substitute; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three and six months ended June 30, 2022 and 2021, and our financial condition as of June 30, 2022 and December 31, 2021, and may affect the comparability of financial information we report in future fiscal periods.
Recent Acquisitions. On June 17, 2022, the Company completed its acquisition of the deposits and certain loans and other assets associated with FNBC's branches in Mokena and Yorkville, Illinois. The Company acquired $79.8 million in assets, including $60.3 million in cash and $16.6 million in loans, and assumed $79.8 million in deposits.
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
FHLB Advance Prepayments. During 2021, the Company pre-paid FHLB advances of $50.0 million in the first quarter, $85.0 million in the second quarter and $130.0 million in the fourth quarter. As a result, we paid prepayment fees of $3.7 million and $4.8 million in the second and fourth quarters of 2021, respectively. Interest expense is significantly lower in the current periods as a result of the reduction in borrowings.

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
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Our reported net interest margin for the three months ended June 30, 2022 and 2021 was 3.65% and 3.29%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $0.6 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, increasing the reported net interest margin by 3 basis points and 9 basis points for each respective period.
The reported net interest margin for the six months ended June 30, 2022 and 2022 was 3.58% and 3.37%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.2 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively, increasing the reported net interest margin by 4 basis points and 8 basis points for each respective period.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Income Statement Data:
Interest income	$69,236	$58,397	$131,984	$118,900
Interest expense	7,902	8,287	13,823	16,922
Net interest income	61,334	50,110	118,161	101,978
Provision for credit losses	5,441	(455)	9,608	3,110
Noninterest income	14,613	17,417	30,226	32,233
Noninterest expense	41,339	48,941	82,223	88,020
Income before income taxes	29,167	19,041	56,556	43,081
Income taxes	7,284	(1,083)	13,924	4,419
Net income	$21,883	$20,124	$42,632	$38,662
Basic earnings per common share	$0.97	$0.88	$1.89	$1.70
Diluted earnings per common share	$0.97	$0.88	$1.89	$1.69
During the three months ended June 30, 2022, we generated net income of $21.9 million, or diluted earnings per common share of $0.97, compared to net income of $20.1 million, or diluted earnings per common share of $0.88 in the three months ended June 30, 2021. Earnings for the second quarter of 2022 compared to the second quarter of 2021 increased primarily due to an $11.2 million increase in net interest income and a $7.6 million decrease in noninterest expense. These results were partially offset by a $5.9 million increase in provision for credit losses, a $2.8 million decrease in noninterest income and an $8.4 million increase in income tax expense.
During the six months ended June 30, 2022, we generated net income of $42.6 million, or diluted earnings per common share of $1.89, compared to net income of $38.7 million, or diluted earnings per common share of $1.69 in the six months ended June 30, 2021. Earnings for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased primarily due to a $16.1 million increase in net interest income, and a $5.8 million decrease in noninterest expense. These results were partially offset by a $6.5 million increase in provision for credit losses, a $2.0 million decrease in noninterest income and a $9.5 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2022 and 2021.

On June 15, 2022, the Federal Reserve announced an increase to its benchmark federal-funds rate by 0.75% to a range between 1.50% and 1.75%, and signaled it would continue lifting rates this year at the most rapid pace in decades as it races to slow the economy and combat inflation that is running at a 40-year high. This is the second increase in 2022. On March 16, 2022, the Federal Reserve announced an increase to its benchmark federal-funds rate by 0.25%.
During the three months ended June 30, 2022, net interest income, on a tax-equivalent basis, increased to $61.7 million compared to $50.5 million for the three months ended June 30, 2021. The tax-equivalent net interest margin increased to 3.65% for the second quarter of 2022 compared to 3.29% in the second quarter of 2021.
During the six months ended June 30, 2022, net interest income, on a tax-equivalent basis, increased to $118.9 million with a tax-equivalent net interest margin of 3.58% compared to net interest income, on a tax-equivalent basis, of $102.7 million and a tax-equivalent net interest margin of 3.37% for the six months ended June 30, 2021.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$226,517	$468	0.83%	$509,886	$142	0.11%
Investment securities:
Taxable investment securities	714,611	4,055	2.27	610,830	3,451	2.26
Investment securities exempt from federal income tax (1)	104,316	876	3.36	123,632	1,004	3.25
Total securities	818,927	4,931	2.41	734,462	4,455	2.43
Loans:
Loans (2)	5,609,232	62,943	4.50	4,743,098	52,490	4.44
Loans exempt from federal income tax (1)	68,559	651	3.81	83,136	823	3.97
Total loans	5,677,791	63,594	4.49	4,826,234	53,313	4.43
Loans held for sale	9,865	77	3.15	36,299	261	2.88
Nonmarketable equity securities	36,338	487	5.38	49,388	609	4.94
Total interest-earning assets	6,769,438	69,557	4.12	6,156,269	58,780	3.83
Noninterest-earning assets	615,348			589,336
Total assets	$7,384,786			$6,745,605
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,800,779	$2,903	0.42%	$2,397,644	$658	0.11%
Savings deposits	719,204	87	0.05	666,000	51	0.03
Time deposits	615,614	770	0.50	723,232	2,165	1.20
Brokered time deposits	17,167	50	1.16	28,303	118	1.67
Total interest-bearing deposits	4,152,764	3,810	0.37	3,815,179	2,992	0.31
Short-term borrowings	59,301	22	0.15	65,727	20	0.12
FHLB advances and other borrowings	307,611	1,435	1.87	519,490	2,470	1.91
Subordinated debt	139,232	2,011	5.78	165,155	2,316	5.61
Trust preferred debentures	49,602	624	5.05	49,026	489	4.00
Total interest-bearing liabilities	4,708,510	7,902	0.67	4,614,577	8,287	0.72
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,967,263			1,411,428
Other noninterest-bearing liabilities	66,009			78,521
Total noninterest-bearing liabilities	2,033,272			1,489,949
Shareholders’ equity	643,004			641,079
Total liabilities and shareholders’ equity	$7,384,786			$6,745,605
Net interest income / net interest margin (3)		$61,655	3.65%		$50,493	3.29%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $321,000 and $383,000 for the three months ended June 30, 2022 and 2021, respectively.
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

	Six Months Ended June 30,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$304,938	$639	0.42%	$430,415	$238	0.11%
Investment securities:
Taxable investment securities	737,569	7,952	2.16	586,640	6,731	2.29
Investment securities exempt from federal income tax (1)	119,002	1,942	3.26	120,842	1,993	3.30
Total securities	856,571	9,894	2.31	707,482	8,724	2.47
Loans:
Loans (2)	5,406,467	119,529	4.46	4,823,745	107,044	4.48
Loans exempt from federal income tax (1)	70,570	1,344	3.84	85,312	1,671	3.95
Total loans	5,477,037	120,873	4.45	4,909,057	108,715	4.47
Loans held for sale	20,501	297	2.93	50,752	703	2.79
Nonmarketable equity securities	36,358	971	5.39	52,644	1,289	4.94
Total interest-earning assets	6,695,405	132,674	4.00	6,150,350	119,669	3.92
Noninterest-earning assets	623,224			595,641
Total assets	$7,318,629			$6,745,991
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,705,882	$4,156	0.31%	$2,400,540	$1,321	0.11%
Savings deposits	707,111	137	0.04	643,190	89	0.03
Time deposits	621,274	1,570	0.51	702,405	4,513	1.30
Brokered time deposits	19,290	108	1.13	40,168	252	1.26
Total interest-bearing deposits	4,053,557	5,971	0.30	3,786,303	6,175	0.33
Short-term borrowings	64,642	45	0.14	70,608	44	0.13
FHLB advances and other borrowings	309,436	2,647	1.72	568,226	5,040	1.79
Subordinated debt	139,186	4,022	5.78	167,486	4,683	5.59
Trust preferred debentures	49,527	1,138	4.64	48,958	980	4.04
Total interest-bearing liabilities	4,616,348	13,823	0.60	4,641,581	16,922	0.74
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,978,277			1,391,129
Other noninterest-bearing liabilities	73,878			80,366
Total noninterest-bearing liabilities	2,052,155			1,471,495
Shareholders’ equity	650,126			632,915
Total liabilities and shareholders’ equity	$7,318,629			$6,745,991
Net interest income / net interest margin (3)		$118,851	3.58%		$102,747	3.37%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $690,000 and $769,000 for the six months ended June 30, 2022 and 2021, respectively.
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

	Three Months Ended June 30, 2022 compared with Three Months Ended June 30, 2021			Six Months Ended June 30, 2022 compared with Six Months Ended June 30, 2021
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$(332)	$658	$326	$(166)	$567	$401
Investment securities:
Taxable investment securities	588	16	604	1,680	(459)	1,221
Investment securities exempt from federal income tax	(160)	32	(128)	(30)	(21)	(51)
Total securities	428	48	476	1,650	(480)	1,170
Loans:
Loans	9,652	801	10,453	12,907	(422)	12,485
Loans exempt from federal income tax	(141)	(31)	(172)	(285)	(42)	(327)
Total loans	9,511	770	10,281	12,622	(464)	12,158
Loans held for sale	(199)	15	(184)	(429)	23	(406)
Nonmarketable equity securities	(168)	46	(122)	(417)	99	(318)
Total interest-earning assets	$9,240	$1,537	$10,777	$13,260	$(255)	$13,005
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$265	$1,980	$2,245	$319	$2,516	$2,835
Savings deposits	5	31	36	11	37	48
Time deposits	(228)	(1,167)	(1,395)	(363)	(2,580)	(2,943)
Brokered time deposits	(39)	(29)	(68)	(124)	(20)	(144)
Total interest-bearing deposits	3	815	818	(157)	(47)	(204)
Short-term borrowings	(2)	4	2	(4)	5	1
FHLB advances and other borrowings	(998)	(37)	(1,035)	(2,254)	(139)	(2,393)
Subordinated debt	(368)	63	(305)	(801)	140	(661)
Trust preferred debentures	6	129	135	12	146	158
Total interest-bearing liabilities	$(1,359)	$974	$(385)	$(3,204)	$105	$(3,099)
Net interest income	$10,599	$563	$11,162	$16,464	$(360)	$16,104
    Interest Income. Interest income, on a tax-equivalent basis, increased $10.8 million to $69.6 million in the three months ended June 30, 2022 as compared to the same quarter in 2021 primarily due to growth in earning assets. The yield on earning assets increased 29 basis points to 4.12% from 3.83%, primarily due to the impact of increasing market interest rates.
Average earning assets increased to $6.77 billion in the second quarter of 2022 from $6.16 billion in the same quarter in 2021. Increases in average loans and investment securities of $851.6 million and $84.5 million, respectively, resulted in the increase in average earning assets.
Average loans increased $851.6 million in the second quarter of 2022 compared to the same quarter one year prior. Average commercial loans decreased $15.5 million. Included in commercial loans are commercial FHA warehouse lines and PPP loans. Commercial FHA warehouse lines decreased $144.4 million to $106.6 million in the second quarter of 2022. PPP loan balances averaged $14.2 million in second quarter of 2022, compared to $195.7 million in the second quarter of 2021. Excluding the changes in the commercial FHA warehouse line and PPP loan portfolios, commercial loans increased $301.5 million in the second quarter of 2022 compared to the same period one year prior.

Average commercial real estate loans increased this quarter by $697.5 million, compared to the prior year second quarter. Average balances in our consumer loans and lease portfolios also increased this quarter by $191.1 million and $31.7 million, respectively, compared to the prior year second quarter. Consumer loan growth was primarily the result of our continuing relationship with GreenSky and our new relationship with an additional consumer loan origination firm. These increases were partially offset by payoffs and repayments in the residential real estate portfolio.
For the six months ended June 30, 2022, interest income, on a tax-equivalent basis, increased $13.0 million to $132.7 million as compared to the same period in 2021, primarily due to growth in earning assets. The yield on earning assets increased 8 basis points to 4.00% from 3.92%, primarily due to the impact of increasing market interest rates.
Average earning assets increased to $6.70 billion in the first six months of 2022 from $6.15 billion in the same period in 2021. Average loans and investment securities increased $568.0 million and $149.1 million. These increases were partially offset by a $125.5 million decrease in federal funds sold and cash investments.
Average commercial loans decreased $126.5 million. Commercial FHA warehouse lines and PPP loans accounted for $174.2 million and $161.6 million, respectively, of this decrease. Excluding the changes in the commercial FHA warehouse line and PPP loan portfolios, commercial loans increased $209.4 million for the six months ended June 30, 2022 compared to the same period one year prior.
Average balances in our commercial real estate loans and lease portfolios increased by $561.3 million and $26.2 million, respectively, for the six months ended June 30, 2022 compared to the same period of 2021. Average consumer loans also increased $165.8 million for the six months ended June 30, 2022 compared to the same period of 2021. These increases were partially offset by payoffs and repayments in the residential real estate portfolio.
Interest Expense. Interest expense decreased $0.4 million to $7.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The cost of interest-bearing liabilities decreased to 0.67% for the second quarter of 2022 compared to 0.72% for the second quarter of 2021 due to the prepayment of FHLB advances and redemption of subordinated notes, as discussed previously.
Interest expense on deposits increased $0.8 million to $3.8 million for the three months ended June 30, 2022 from the comparable period in 2021. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $337.6 million, or 8.8%, to $4.15 billion for the three months ended June 30, 2022 compared to the same period one year earlier. The increase in volume was attributable to increases of retail deposits, commercial deposits and brokered time deposits of $31.3 million, $120.4 million, and $107.2 million, respectively. In addition, our Insured Cash Sweep product balances increased $59.8 million.

For the six month period ended June 30, 2022, interest expense decreased $3.1 million to $13.8 million compared to the six months ended June 30, 2021. The cost of interest-bearing liabilities decreased to 0.60% for the first six months of 2022 compared to 0.74% for the same period of 2021. Interest expense on deposits decreased to $6.0 million from $6.2 million for the comparable period in 2021, primarily due to a decrease in interest rates on deposits.

Interest expense on FHLB advances and other borrowings decreased $1.0 million and $2.4 million for the three and six months ended June 30, 2022, respectively, from the comparable periods in 2021. Average balances decreased $211.9 million and $258.8 million for the three and six months ended June 30, 2022, respectively, from the comparable periods in 2021 due to the Company prepaying $265.0 million of longer term FHLB advances during 2021.

Interest expense on subordinated debt decreased $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively, from the comparable periods in 2021 primarily due to the redemption of $31.1 million of subordinated debt on June 18, 2021. The interest rate on the redeemed subordinated notes was 4.54%.
Provision for Credit Losses. The Company's provision for credit losses totaled $5.4 million for the three months ended June 30, 2022, with $4.7 million expense attributable to loans and $0.7 million expense related to unfunded loan commitments. Provision for credit losses for the three months ended June 30, 2021 was a benefit of $0.5 million for the three months ended June 30, 2021. No provision for credit losses on loans was recorded in the quarter, while negative provision expenses of $0.3 million and $0.2 million were recorded for credit losses related to unfunded loan commitments and investment securities, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded provision expense of $9.6 million and $3.1 million, respectively. The increase in the provision for credit losses for the three and six months ended June 30, 2022 compared to prior year periods was primarily due to the growth and changes in the mix of our loan portfolio.

The provision for credit losses on loans made during the three and six months ended June 30, 2022 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. Noninterest income decreased 16.1% and 6.2% for the three and six months ended June 30, 2022, respectively, compared to the same periods one year prior. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2022	2021		2022	2021
Noninterest income:
Wealth management revenue	$6,143	$6,529	$(386)	$13,282	$12,460	$822
Residential mortgage banking revenue	384	1,562	(1,178)	983	3,136	(2,153)
Service charges on deposit accounts	2,304	1,916	388	4,372	3,742	630
Interchange revenue	3,590	3,797	(207)	6,870	7,172	(302)
(Loss) gain on sales of investment securities, net	(101)	377	(478)	(101)	377	(478)
Impairment on commercial mortgage servicing rights	(869)	(1,148)	279	(1,263)	(2,423)	1,160
Company-owned life insurance	840	863	(23)	1,859	1,723	136
Other income	2,322	3,521	(1,199)	4,224	6,046	(1,822)
Total noninterest income	$14,613	$17,417	$(2,804)	$30,226	$32,233	$(2,007)
Wealth management revenue. Wealth management revenue decreased $0.4 million for the three months ended June 30, 2022 as compared to the same period in 2021, and was $0.8 million higher for the six months ended June 30, 2022 as compared to the same period in 2021. The Company added $399.7 million of assets under administration from the acquisition of ATG Trust at June 1, 2021. However, market performance in 2022 has resulted in a decrease in assets under administration, and a resulting decrease in revenue. Assets under administration decreased to $3.60 billion at June 30, 2022 from $4.08 billion at June 30, 2021.
Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended June 30, 2022 totaled $0.4 million, compared to $1.6 million for the same period in 2021, primarily attributable to a decrease in production and the higher interest rate environment. Loans originated for sale into the secondary market in the second quarter of 2022 totaled $19.8 million, with 23% representing refinance transactions versus purchase transactions, compared to loans originated during the same period one year prior, which totaled $52.2 million, with 48% representing refinance transactions.
For the six months ended June 30, 2022, residential mortgage banking revenue totaled $1.0 million, compared to $3.1 million for the same period in 2021. Loans originated for sale into the secondary market in the first half of 2022 totaled $45.3 million, with 27% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $124.9 million, with 60% representing refinance transactions.
Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $0.9 million and $1.3 million for the three and six months ended June 30, 2022, respectively. The impairment resulted from loan prepayments as borrowers refinanced their loans. Loans serviced for others totaled $2.46 billion and $3.15 billion at June 30, 2022 and 2021, respectively.
Other Income. Other income decreased $1.2 million and $1.9 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Net unrealized gains on our equity securities decreased $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. In 2021, the Company recognized a gain of $0.5 million on the sale of OREO in the second quarter and a gain of $0.3 million from the termination of a hedged interest rate swap in the first quarter.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2022	2021		2022	2021
Noninterest expense:
Salaries and employee benefits	$22,645	$22,071	$574	$44,515	$42,599	$1,916
Occupancy and equipment	3,489	3,796	(307)	7,244	7,736	(492)
Data processing	6,082	6,288	(206)	11,955	12,281	(326)
Professional	1,516	5,549	(4,033)	3,488	7,734	(4,246)
Marketing	733	700	33	1,421	1,177	244
Communications	635	824	(189)	1,347	1,646	(299)
Amortization of intangible assets	1,318	1,470	(152)	2,716	2,985	(269)
FHLB advances prepayment fees	—	3,669	(3,669)	—	3,677	(3,677)
Other expense	4,921	4,574	347	9,537	8,185	1,352
Total noninterest expense	$41,339	$48,941	$(7,602)	$82,223	$88,020	$(5,797)
    Salaries and employee benefits. For the three and six months ended June 30, 2022, salaries and employee benefits expense increased $0.6 million and $1.9 million, respectively, as compared to the same periods in 2021, primarily due to annual salary increases in 2022 and a modest increase in staffing levels. The Company had 932 employees at June 30, 2022 compared to 914 employees at June 30, 2021.
Professional fees. For the three and six months ended June 30, 2022, professional fees decreased $4.0 million and $4.2 million, respectively, as compared to the same periods in 2021. In 2021, the Company incurred $3.6 million of consulting and legal expenses incurred related to the settlement of a tax issue, as previously discussed.
Other expense. For the three and six months ended June 30, 2022, other expense increased $0.4 million and $1.4 million, respectively, as compared to the same periods in 2021 primarily as a result of increased business activities.
Income Tax Expense. Income tax expense was $7.3 million for the three months ended June 30, 2022, as compared to an income tax benefit of $1.1 million for the three months ended June 30, 2021. The Company's income tax for the second quarter of 2021 benefited from $6.75 million in settlements related to the treatment of gains recognized on FDIC-assisted transactions. For the six months ended June 30, 2022 and 2021, income tax expense was $13.9 million and $4.4 million, respectively. The effective tax rate was 24.6% for the first half of 2022 compared to 10.3% for the comparable period in 2021.
Financial Condition
Assets. Total assets were $7.44 billion at both June 30, 2022 and December 31, 2021.

Loans. The loan portfolio is the largest category of our assets. At June 30, 2022, total loans were $5.80 billion compared to $5.22 billion at December 31, 2021. The following table shows loans by category as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial:
Equipment finance loans	$546,267	9.4%	$521,973	10.0%
Equipment finance leases	439,202	7.6	423,280	8.1
Commercial FHA lines	23,872	0.4	91,927	1.8
SBA PPP loans	6,409	0.1	52,477	1.0
Other commercial loans	814,710	14.1	783,811	14.9
Total commercial loans and leases	1,830,460	31.6	1,873,468	35.8
Commercial real estate	2,335,655	40.3	1,816,828	34.8
Construction and land development	203,955	3.5	193,749	3.7
Residential real estate	340,103	5.9	338,151	6.5
Consumer	1,085,371	18.7	1,002,605	19.2
Total loans, gross	5,795,544	100.0%	5,224,801	100.0%
Allowance for credit losses on loans	(54,898)		(51,062)
Total loans, net	$5,740,646		$5,173,739
    Total loans increased $570.7 million to $5.80 billion at June 30, 2022 as compared to December 31, 2021. The loan growth was primarily reflected in our commercial real estate and consumer portfolios, which increased $518.8 million and $82.8 million, respectively.
Commercial loans and leases, which includes PPP loans and commercial FHA warehouse lines, decreased $43.0 million to $1.83 billion at June 30, 2022 as compared to December 31, 2021. PPP loans at June 30, 2022 totaled $6.4 million, a decrease of $46.1 million from December 31, 2021. Advances on commercial FHA warehouse lines decreased $68.1 million to $23.9 million at June 30, 2022. Excluding the decreases in PPP loans and commercial FHA warehouse lines, commercial loans and leases increased $71.1 million.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2022:

	June 30, 2022
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$35,266	$380,389	$580,444	$113,358	$180,823	$93,638	$2,972	$4,368	$1,391,258
Commercial real estate	220,411	150,954	849,634	463,866	413,015	197,294	5,438	35,043	2,335,655
Construction and land development	1,889	62,429	28,723	82,905	8,823	18,104	122	960	203,955
Total commercial loans	257,566	593,772	1,458,801	660,129	602,661	309,036	8,532	40,371	3,930,868
Residential real estate	1,736	5,898	8,735	18,445	34,203	37,159	137,306	96,621	340,103
Consumer	2,265	1,290	1,074,110	4,941	2,765	—	—	—	1,085,371
Lease financing	10,161	—	331,152	—	97,889	—	—	—	439,202
Total loans	$271,728	$600,960	$2,872,798	$683,515	$737,518	$346,195	$145,838	$136,992	$5,795,544
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $54.9 million, or 0.95% of total loans, at June 30, 2022 compared to $51.1 million, or 0.98% of total loans, at December 31, 2021. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$12,748	0.92%	$14,375	0.99%
Commercial real estate	27,874	1.19	22,993	1.27
Construction and land development	1,101	0.54	972	0.50
Total commercial loans	41,723	1.06	38,340	1.11
Residential real estate	3,416	1.00	2,695	0.80
Consumer	2,994	0.28	2,558	0.26
Lease financing	6,765	1.54	7,469	1.76
Total allowance for credit losses on loans	$54,898	0.95%	$51,062	0.98%
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

The allowance allocated to commercial loans totaled $12.7 million, or 0.92% of total commercial loans, at June 30, 2022, decreasing $1.7 million from $14.4 million at December 31, 2021. Modeled expected credit losses decreased $2.1 million and qualitative factor ("Q-Factor") adjustments related to commercial loans increased $1.0 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis decreased from $2.9 million at December 31, 2021 to $2.4 million at June 30, 2022.
The allowance allocated to commercial real estate loans totaled $27.9 million, or 1.19% of total commercial real estate loans, at June 30, 2022, increasing $4.9 million, from $23.0 million, or 1.27% of total commercial real estate loans, at December 31, 2021. Modeled expected credit losses related to commercial real estate loans increased $1.7 million and Q-Factor adjustments related to commercial real estate loans increased $3.1 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $0.1 million at December 31, 2021 to $0.3 million at June 30, 2022.
The allowance allocated to the lease portfolio totaled $6.8 million, or 1.54% of total commercial leases, at June 30, 2022, decreasing $0.7 million, from $7.5 million, or 1.76% of total commercial leases at December 31, 2021. Modeled expected credit losses related to commercial leases decreased $0.5 million and Q-Factor adjustments related to commercial leases decreased $0.2 million.
As previously stated, the overall loan portfolio increased $570.7 million, or 10.9%, which included a $518.8 million, or 28.6%, increase in commercial real estate loans and a $55.1 million, or 4.2%, increase in increase in commercial loans, excluding PPP loans and commercial FHA warehouse lines. The weighted average risk grade for commercial and industrial loans of 4.35 at June 30, 2022, did not change significantly from 4.53 at December 31, 2021. The weighted-average risk grade for commercial real estate loans also decreased slightly to 4.93 at June 30, 2022 from 5.02 at December 31, 2021.
In estimating expected credit losses as of June 30, 2022, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) growth of U.S. gross domestic product (“GDP”) slowing to around 2.3% (previously 2.6%) in 2022 and pulling back further to 1.3% (previously 1.8%) in 2023.; (ii) Federal Reserve raising the policy rate by 75 basis points at each of the July and September 2022 meetings and reducing the pace of rate hikes to 25 basis points at each of the November and December2022 and January 2023 meetings; and (iii) Illinois unemployment rate averaging 4.09% through the second quarter of 2023.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2022, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 46 basis points of total loans, increasing from 43 basis points at December 31, 2021. The Q-Factor adjustment at June 30, 2022 was based primarily on declining economic conditions, including rising inflation fears and an increasing risk of recession and the impact of rising fuel prices on businesses and consumers.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and six months ended June 30, 2022 and 2021:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$52,938	$62,687	$51,062	$60,443
Charge-offs:
Commercial	60	2,634	2,214	3,140
Commercial real estate	2,625	946	2,852	1,719
Construction and land development	—	1	6	272
Residential real estate	46	141	150	251
Consumer	191	218	496	460
Lease financing	499	516	705	769
Total charge-offs	3,421	4,456	6,423	6,611
Recoveries:
Commercial	298	139	309	154
Commercial real estate	(62)	11	5	13
Construction and land development	6	81	12	147
Residential real estate	41	20	154	114
Consumer	98	155	260	277
Lease financing	259	27	646	177
Total recoveries	640	433	1,386	882
Net charge-offs	2,781	4,023	5,037	5,729
Provision for credit losses on loans	4,741	—	8,873	3,950
Balance, end of period	$54,898	$58,664	$54,898	$58,664
Gross loans, end of period	$5,795,544	$4,835,866	$5,795,544	$4,835,866
Average total loans	$5,677,791	$4,826,234	$5,477,037	$4,909,057
Net charge-offs to average loans	0.20%	0.33%	0.19%	0.24%
Allowance to total loans	0.95%	1.21%	0.95%	1.21%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs for the three months ended June 30, 2022 totaled $2.8 million, compared to $4.0 million for the same period one year ago. For the six months ended June 30, 2022, net charge-offs totaled $5.0 million, compared to $5.7 million for the same period one year ago.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of June 30, 2022 and

December 31, 2021. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonperforming loans:
Commercial	$11,579	$12,261
Commercial real estate	34,316	19,175
Construction and land development	283	120
Residential real estate	8,174	7,912
Consumer	254	208
Lease financing	2,277	2,904
Total nonperforming loans	56,883	42,580
Other real estate owned and other repossessed assets	12,761	14,488
Nonperforming assets	$69,644	$57,068
Nonperforming loans to total loans	0.98%	0.81%
Nonperforming assets to total assets	0.93%	0.77%
Allowance for credit losses to nonperforming loans	96.51%	119.92%
Nonperforming loans totaled $56.9 million at June 30, 2022, an increase of $14.3 million from December 31, 2021, primarily as a result of two commercial real estate loan relationships, totaling $16.4 million, that were transferred to nonaccrual in 2022.
We did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2022 or 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.3 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2022	$17,446	$20,116	$30,295	$94,631	$221	$—	$162,709
December 31, 2021	28,248	20,413	46,295	108,634	5,235	1,336	210,161
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 decreased to $37.6 million as of June 30, 2022, compared to $48.7 million as of December 31, 2021. Commercial real estate loans with a risk rating of 7 or 8 decreased $30.0 million to $124.9 million as of June 30, 2022, compared to December 31, 2021, primarily due to risk rating upgrades within the portfolio.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2022 and December 31, 2021. The book value for investment securities classified as available for sale is equal to fair market value.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$63,996	8.4%	$64,917	7.2%
U.S. government sponsored entities and U.S. agency securities	30,303	4.0	33,817	3.7
Mortgage-backed securities - agency	423,838	55.7	440,270	48.5
Mortgage-backed securities - non-agency	22,777	3.0	28,706	3.2
State and municipal securities	106,688	14.0	143,099	15.8
Corporate securities	112,938	14.9	195,794	21.6
Total investment securities, available for sale, at fair value	$760,540	100.0%	$906,603	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2022. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$2,775	0.4%	0.8%
Maturing in one to five years	61,221	8.0	0.9
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$63,996	8.4%	0.9%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$1,330	0.2%	2.4%
Maturing in one to five years	20,709	2.7	1.3
Maturing in five to ten years	8,264	1.1	1.0
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$30,303	4.0%	1.3%

Mortgage-backed securities - agency:
Maturing within one year	$2,440	0.3%	2.9%
Maturing in one to five years	146,255	19.2	2.2
Maturing in five to ten years	193,814	25.5	1.8
Maturing after ten years	81,329	10.7	2.3
Total mortgage-backed securities - agency	$423,838	55.7%	2.1%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	2,485	0.3	3.4
Maturing in five to ten years	14,590	1.9	2.3
Maturing after ten years	5,702	0.8	2.4
Total mortgage-backed securities - non-agency	$22,777	3.0%	2.4%

State and municipal securities (1):
Maturing within one year	$7,397	1.0%	5.1%
Maturing in one to five years	35,202	4.6	4.0
Maturing in five to ten years	36,366	4.8	2.8
Maturing after ten years	27,723	3.6	2.8
Total state and municipal securities	$106,688	14.0%	3.3%

Corporate securities:
Maturing within one year	$1,500	0.2%	3.0%
Maturing in one to five years	15,105	2.0	3.1
Maturing in five to ten years	96,333	12.7	3.8
Maturing after ten years	—	—	—
Total corporate securities	$112,938	14.9%	3.7%
Total investment securities, available for sale	$760,540	100.0%	2.3%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at June 30, 2022.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$68,390	$63,996	$62,147	$1,849	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	33,756	30,303	25,246	5,057	—	—	—	—
Mortgage-backed securities - agency	480,408	423,838	427	423,411	—	—	—	—
Mortgage-backed securities - non-agency	26,118	22,777	22,777	—	—	—	—	—
State and municipal securities	113,920	106,688	7,949	85,764	2,231	949	—	9,795
Corporate securities	119,374	112,938	—	—	32,096	77,098	—	3,744
Total investment securities, available for sale	$841,966	$760,540	$118,546	$516,081	$34,327	$78,047	$—	$13,539
Cash and Cash Equivalents. Cash and cash equivalents decreased $410.3 million to $270.1 million at June 30, 2022 compared to December 31, 2021, primarily due to funding loan growth in the current quarter.
Loans Held for Sale. Loans held for sale totaled $5.3 million at June 30, 2022, comprised of residential real estate loans, compared to $32.0 million at December 31, 2021, comprised of $19.2 million of commercial real estate and $12.8 million of residential real estate loans.
Liabilities. At June 30, 2022, liabilities totaled $6.80 billion compared to $6.78 billion at December 31, 2021.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $73.8 million to $6.18 billion at June 30, 2022, as compared to December 31, 2021. Deposits acquired from FNBC during the quarter ended June 30, 2022 totaled $79.8 million. Noninterest-bearing demand accounts decreased $273.4 million to $1.97 billion at June 30, 2022 compared to December 31, 2021, as servicing deposits decreased $297.6 million. This decrease was offset by increases in retail and commercial deposits of $110.0 million and $135.5 million, respectively.
At June 30, 2022, total deposits were comprised of 31.9% of noninterest-bearing demand accounts, 57.8% of interest-bearing transaction accounts and 10.3% of time deposits. At December 31, 2021, the composition of total deposits was 36.8% of noninterest-bearing demand accounts, 52.5% of interest-bearing transaction accounts and 10.7% of time deposits.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
(dollars in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate
Deposits:
Noninterest-bearing demand	$1,967,263	—	$1,411,428	—
Interest-bearing:
Checking	1,770,635	0.47%	1,604,496	0.12%
Money market	1,030,144	0.32	793,148	0.09
Savings	719,204	0.05	666,000	0.03
Time, insured	476,233	0.47	574,570	1.28
Time, uninsured	139,381	0.59	148,662	0.97
Time, brokered	17,167	1.16	28,303	1.67
Total interest-bearing	$4,152,764	0.37%	$3,815,179	0.31%
Total deposits	$6,120,027	0.25%	$5,226,607	0.23%
    The following table sets forth the maturity of uninsured time deposits as of June 30, 2022:

(dollars in thousands)	Amount
Three months or less	$39,982
Three to six months	15,008
Six to 12 months	31,983
After 12 months	51,364
Total	$138,337

Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity decreased $27.6 million to $636.2 million at June 30, 2022 as compared to December 31, 2021. The Company generated net income of $42.6 million during the first six months of 2022. Offsetting this increase to shareholders’ equity were dividends to common shareholders of $12.9 million, stock repurchases of $1.1 million and a decrease in accumulated other comprehensive loss of $58.3 million.
The Company has a stock repurchase program currently in effect, whereby the Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock. This program terminates December 31, 2022. As of June 30, 2022, $56.4 million, or 2,996,778 shares of the Company’s common stock, had been repurchased under the program, with approximately $18.6 million of remaining repurchase authority. The Company did not repurchase any shares under this repurchase program in the most recent quarter.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $63.9 million and $78.3 million at June 30, 2022 and December 31, 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $22.7 million and $55.9 million at June 30, 2022 and December 31, 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $25.4 million and $64.8 million at June 30, 2022 and December 31, 2021, respectively. There were no outstanding borrowings under these lines at March 31, 2022 and December 31, 2021.
At June 30, 2022, the Company had available federal funds lines of credit totaling $45.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at June 30, 2022, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At June 30, 2022, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at June 30, 2022:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	11.44%	10.50%	N/A
Midland States Bank	10.60	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.63	8.50	N/A
Midland States Bank	9.85	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	7.66	7.00	N/A
Midland States Bank	9.85	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	7.98	4.00	N/A
Midland States Bank	9.12	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
June 30, 2022:
Dollar change	$(12,793)	$11,974	$23,823
Percent change	(4.9)%	4.6%	9.1%
December 31, 2021:
Dollar change	$(13,499)	$23,513	$47,028
Percent change	(6.1)%	10.6%	21.2%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for the -100, +100 and +200 basis point scenarios at June 30, 2022.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at June 30, 2022 projects that our earnings exhibit reduced sensitivity to changes in interest rates for all three scenarios compared to December 31, 2021.

The following table shows EVE at the dates indicated:

	Economic value of equity sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
June 30, 2022:
Dollar change	$(11,774)	$8,759	$19,685
Percent change	(1.6)%	1.2%	2.7%
December 31, 2021:
Dollar change	$(89,850)	$51,553	$96,875
Percent change	(13.4)%	7.7%	14.5%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
The EVE reported at June 30, 2022 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within Board policy limits for the -100, +100 and +200 basis point scenarios at June 30, 2022.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2022.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2022	—	$—	—	$18,565,174
May 1 - 31, 2022	876	25.99	—	18,565,174
June 1 - 30, 2022	—	—	—	18,565,174
Total	876	$25.99	—	$18,565,174
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)On August 6, 2019, the board of directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to $25.0 million of its common stock. On March 11, 2020, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock in addition to the amount remaining under the prior authorization. On December 2, 2020, the Company announced that the Board had extended the expiration date of the repurchase program from December 31, 2020 to December 31, 2021. At the time of the extension, the program had approximately $6.4 million of remaining repurchase authority. On September 7, 2021, the Company announced that the Board approved modifications to the Company’s stock repurchase program, which increased the aggregate repurchase authority to $75.0 million from $50.0 million, and extended the expiration date of the program to December 31, 2022. At the time of the extension, the program had approximately $1.3 million of remaining repurchase authority. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2022, $56.4 million, or 2,996,778 shares of the Company’s common stock, had been repurchased under the program.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2022 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: August 4, 2022	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)