Form 10-Q
period 2022-09-30
Midland States Bancorp, Inc.
filed 2022-11-03
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(217) 342-7321
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MSBI	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/40th interest in a share of 7.75% fixed rate reset non-cumulative perpetual preferred stock, Series A	MSBIP	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of October 21, 2022, the Registrant had 22,149,470 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and due from banks	$309,531	$673,297
Federal funds sold	3,657	7,074
Cash and cash equivalents	313,188	680,371
Investment securities available for sale, at fair value (allowance for credit losses of $0 and $221 at September 30, 2022 and December 31, 2021, respectively)	681,889	906,603
Equity securities, at fair value	8,615	9,529
Loans	6,198,451	5,224,801
Allowance for credit losses on loans	(58,639)	(51,062)
Total loans, net	6,139,812	5,173,739
Loans held for sale	4,338	32,045
Premises and equipment, net	77,519	79,220
Other real estate owned	11,141	12,059
Nonmarketable equity securities	39,696	36,341
Accrued interest receivable	17,537	19,470
Loan servicing rights, at lower of cost or fair value	1,297	28,865
Commercial FHA mortgage loan servicing rights held for sale	23,995	—
Goodwill	161,904	161,904
Other intangible assets, net	22,198	24,374
Company-owned life insurance	149,648	148,378
Other assets	169,100	130,907
Total assets	$7,821,877	$7,443,805
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$2,025,237	$2,245,701
Interest-bearing deposits	4,370,015	3,864,947
Total deposits	6,395,252	6,110,648
Short-term borrowings	58,518	76,803
Federal Home Loan Bank advances and other borrowings	360,000	310,171
Subordinated debt	139,370	139,091
Trust preferred debentures	49,824	49,374
Accrued interest payable and other liabilities	79,634	93,881
Total liabilities	7,082,598	6,779,968

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at September 30, 2022	110,548	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,074,740 and 22,050,537 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	221	221
Capital surplus	447,672	445,907
Retained earnings	259,221	212,472
Accumulated other comprehensive (loss) income, net of tax	(78,383)	5,237
Total shareholders’ equity	739,279	663,837
Total liabilities and shareholders’ equity	$7,821,877	$7,443,805
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME—(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans including fees:
Taxable	$72,901	$52,699	$192,430	$159,743
Tax exempt	527	615	1,589	1,935
Loans held for sale	60	107	357	810
Investment securities:
Taxable	3,765	3,396	11,717	10,127
Tax exempt	628	899	2,162	2,474
Nonmarketable equity securities	550	558	1,521	1,847
Federal funds sold and cash investments	1,125	216	1,764	454
Total interest income	79,556	58,490	211,540	177,390
Interest expense:
Deposits	10,249	2,584	16,220	8,759
Short-term borrowings	28	21	73	65
Federal Home Loan Bank advances and other borrowings	2,424	1,993	5,071	7,033
Subordinated debt	2,010	2,011	6,032	6,694
Trust preferred debentures	821	485	1,959	1,465
Total interest expense	15,532	7,094	29,355	24,016
Net interest income	64,024	51,396	182,185	153,374
Provision for credit losses:
Provision for credit losses on loans	6,974	—	15,847	3,950
Provision for credit losses on unfunded commitments	—	—	956	(800)
Recapture of provision for other credit losses	—	(184)	(221)	(224)
Total provision for credit losses	6,974	(184)	16,582	2,926
Net interest income after provision for credit losses	57,050	51,580	165,603	150,448
Noninterest income:
Wealth management revenue	6,199	7,175	19,481	19,635
Residential mortgage banking revenue	210	1,287	1,193	4,423
Service charges on deposit accounts	2,597	2,268	6,969	6,010
Interchange revenue	3,531	3,651	10,401	10,823
(Loss) gain on sales of investment securities, net	(129)	160	(230)	537
Impairment on commercial mortgage servicing rights	—	(3,037)	(1,263)	(5,460)
Company-owned life insurance	929	869	2,788	2,592
Other income	2,489	2,770	6,713	8,816
Total noninterest income	15,826	15,143	46,052	47,376
Noninterest expense:
Salaries and employee benefits	22,889	22,175	67,404	64,774
Occupancy and equipment	3,850	3,701	11,094	11,437
Data processing	6,093	6,495	18,048	18,776
Professional	1,693	1,738	5,181	9,472
Marketing	1,026	860	2,447	2,037
Communications	587	689	1,934	2,335
Amortization of intangible assets	1,361	1,445	4,077	4,430
Federal Home Loan Bank advances prepayment fees	—	—	—	3,677
Other expense	5,997	4,189	15,534	12,374
Total noninterest expense	43,496	41,292	125,719	129,312
Income before income taxes	29,380	25,431	85,936	68,512
Income taxes	5,859	5,883	19,783	10,302
Net income	$23,521	$19,548	$66,153	$58,210
Per common share data:
Basic earnings per common share	$1.04	$0.86	$2.93	$2.56
Diluted earnings per common share	$1.04	$0.86	$2.92	$2.55
Weighted average common shares outstanding	22,338,828	22,520,499	22,306,323	22,544,898
Weighted average diluted common shares outstanding	22,390,438	22,577,880	22,367,095	22,613,972
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$23,521	$19,548	$66,153	$58,210
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(31,764)	662	(115,199)	(5,514)
Recapture of provision for credit loss expense	—	(184)	(221)	(224)
Reclassification adjustment for realized net losses (gains) on sales of investment securities included in net income	129	(160)	230	(537)
Income tax effect	8,134	(87)	31,111	1,726
Change in investment securities available for sale, net of tax	(23,501)	231	(84,079)	(4,549)
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(2,501)	729	594	5,567
Reclassification adjustment for gains realized in net income	—	—	—	314
Income tax effect	716	(201)	(135)	(1,618)
Change in cash flow hedges, net of tax	(1,785)	528	459	4,263
Other comprehensive (loss) income, net of tax	(25,286)	759	(83,620)	(286)
Total comprehensive (loss) income	$(1,765)	$20,307	$(17,467)	$57,924
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, June 30, 2022	$—	$221	$446,894	$242,170	$(53,097)	$636,188
Net income	—	—	—	23,521	—	23,521
Other comprehensive loss	—	—	—	—	(25,286)	(25,286)
Issuance of preferred stock, net of offering costs	110,548	—	—	—	—	110,548
Common dividends declared ($0.29 per share)	—	—	—	(6,470)	—	(6,470)
Share-based compensation expense	—	—	501	—	—	501
Issuance of common stock under employee benefit plans	—	—	277	—	—	277
Balances, September 30, 2022	$110,548	$221	$447,672	$259,221	$(78,383)	$739,279

Balances, December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	—	66,153	—	66,153
Other comprehensive loss	—	—	—	—	(83,620)	(83,620)
Issuance of preferred stock, net of offering costs	110,548	—	—	—	—	110,548
Common dividends declared ($0.87 per share)	—	—	—	(19,404)	—	(19,404)
Common stock repurchased	—	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	—	1,547	—	—	1,547
Issuance of common stock under employee benefit plans	—	1	1,326	—	—	1,327
Balances, September 30, 2022	$110,548	$221	$447,672	$259,221	$(78,383)	$739,279

Balances, June 30, 2021	$—	$224	$455,215	$182,361	$10,386	$648,186
Net income	—	—	—	19,548	—	19,548
Other comprehensive income	—	—	—	—	759	759
Common dividends declared ($0.28 per share)	—	—	—	(6,299)	—	(6,299)
Common stock repurchased	—	(2)	(5,238)	—	—	(5,240)
Share-based compensation expense	—	—	438	—	—	438
Issuance of common stock under employee benefit plans	—	—	452	—	—	452
Balances, September 30, 2021	$—	$222	$450,867	$195,610	$11,145	$657,844

Balances, December 31, 2020	$—	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	—	58,210	—	58,210
Other comprehensive loss	—	—	—	—	(286)	(286)
Common dividends declared ($0.84 per share)	—	—	—	(18,927)	—	(18,927)
Common stock repurchased	—	(3)	(6,445)	—	—	(6,448)
Share-based compensation expense	—	—	1,424	—	—	1,424
Issuance of common stock under employee benefit plans	—	2	2,478	—	—	2,480
Balances, September 30, 2021	$—	$222	$450,867	$195,610	$11,145	$657,844
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$66,153	$58,210
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,582	2,926
Depreciation on premises and equipment	3,665	4,223
Amortization of intangible assets	4,077	4,430
Amortization of operating lease right-of-use asset	1,373	1,281
Amortization of loan servicing rights	2,202	2,497
Share-based compensation expense	1,547	1,424
Increase in cash surrender value of life insurance	(2,524)	(2,592)
Gain on proceeds from company-owned life insurance	(264)	—
Investment securities amortization, net	1,923	3,141
Loss (gain) on sales of investment securities, net	230	(537)
Loss (gain) on sales of other real estate owned	131	(418)
Impairment on other real estate owned	743	426
Origination of loans held for sale	(123,602)	(394,905)
Proceeds from sales of loans held for sale	252,078	634,445
Gain on sale of loans held for sale	(1,035)	(3,799)
Impairment on commercial mortgage servicing rights	1,263	5,460
Impairment on mortgage servicing rights held for sale	—	222
Net change in operating assets and liabilities:
Accrued interest receivable	1,969	1,502
Other assets	(37,534)	(21,279)
Accrued expenses and other liabilities	17,095	4,436
Net cash provided by operating activities	206,072	301,093
Cash flows from investing activities:
Purchases of investment securities available for sale	(100,115)	(338,456)
Proceeds from sales of investment securities available for sale	136,403	14,777
Maturities and payments on investment securities available for sale	71,305	164,213
Purchases of equity securities	(441)	(232)
Net (increase) decrease in loans	(1,065,192)	55,487
Purchases of premises and equipment	(2,088)	(1,853)
Proceeds from sale of premises and equipment	158	646
Purchases of nonmarketable equity securities	(6,360)	—
Proceeds from sales of nonmarketable equity securities	3,005	14,405
Proceeds from sales of other real estate owned	561	9,089
Purchases of company-owned life insurance	—	(550)
Proceeds from settlements of company-owned life insurance	1,518	—
Net cash received (paid) on acquisition	60,275	(2,715)
Net cash used in investing activities	(900,971)	(85,189)
Cash flows from financing activities:
Net increase in deposits	204,810	500,360
Net decrease in short-term borrowings	(18,285)	(2,291)
Proceeds from FHLB borrowings	1,900,000	350,000
Payments made on FHLB borrowings and other borrowings	(1,850,000)	(689,000)
Payments made on subordinated debt	—	(31,075)
Redemption of Series G preferred stock	(171)	—
Proceeds from Series A preferred stock offering	110,548	—
Cash dividends paid on common stock	(19,404)	(18,927)
Common stock repurchased	(1,109)	(6,448)
Proceeds from issuance of common stock under employee benefit plans	1,327	2,480
Net cash provided by financing activities	327,716	105,099
Net (decrease) increase in cash and cash equivalents	(367,183)	321,003
Cash and cash equivalents:
Beginning of period	680,371	341,640
End of period	$313,188	$662,643
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$29,449	$25,561
Income tax paid, net of refunds	22,014	(6,648)
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	99,505	123,117
Transfer of loans to other real estate owned	517	583
Transfer of loan servicing rights, at lower of cost or market to loan servicing rights held for sale	23,995	—
Pending settlements on securities purchased	—	(62,923)
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of the Company are unaudited and should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. A discussion of these policies can be found in Note 1 – Summary of Significant Accounting Policies included in the Company's 2021 Annual Report on Form 10-K. Certain reclassifications of 2021 amounts have been made to conform to the 2022 presentation. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.
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
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU No. 2020-04 which provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform; it does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.
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
FASB ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures – In March 2022, the FASB issued ASU No. 2022-02, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and the amendments should be applied prospectively, although the entity has the option to apply a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
NOTE 3 – ACQUISITIONS
FNBC Bank & Trust
On June 17, 2022, the Company completed its branch acquisition from FNBC Bank & Trust ("FNBC"), whereby we acquired $79.8 million of deposits and $16.6 million of loans as well as other assets and liabilities associated with FNBC's branches in Mokena and Yorkville, Illinois. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identified tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values, while $0.4 million of transaction and integration costs were expensed as incurred.
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
ATG Trust Company
On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust Company (“ATG Trust”), a trust company based in Chicago, Illinois, with approximately $399.7 million in assets under management. In aggregate, the Company acquired the assets of ATG Trust for $2.7 million in cash. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired at their estimated acquisition date fair values, while $0.4 million of transaction and integration costs associated with the acquisition were expensed in 2021.

NOTE 4 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$66,369	$—	$5,873	$—	$60,496
U.S. government sponsored entities and U.S. agency securities	32,267	78	4,480	—	27,865
Mortgage-backed securities - agency	469,822	5	78,212	—	391,615
Mortgage-backed securities - non-agency	25,341	—	4,183	—	21,158
State and municipal securities	105,838	128	10,905	—	95,061
Corporate securities	95,313	—	9,619	—	85,694
Total available for sale securities	$794,950	$211	$113,272	$—	$681,889

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$65,347	$—	$430	$—	$64,917
U.S. government sponsored entities and U.S. agency securities	34,569	79	831	—	33,817
Mortgage-backed securities - agency	444,484	2,687	6,901	—	440,270
Mortgage-backed securities - non-agency	29,037	50	381	—	28,706
State and municipal securities	137,904	5,561	366	—	143,099
Corporate securities	193,354	3,128	467	221	195,794
Total available for sale securities	$904,695	$11,505	$9,376	$221	$906,603
    The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at September 30, 2022. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$9,766	$9,793
After one year through five years	123,074	113,574
After five years through ten years	135,520	119,588
After ten years	31,427	26,161
Mortgage-backed securities	495,163	412,773
Total available for sale securities	$794,950	$681,889

Proceeds and gross realized gains on sales of investment securities available for sale for the three and nine months ended September 30, 2022 and 2021, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Investment securities available for sale
Proceeds from sales	$28,663	$2,160	$136,403	$14,777
Gross realized gains on sales	113	160	829	537
Gross realized losses on sales	(242)	—	(1,059)	—
The table below presents a rollforward by security type for the three and nine months ended September 30, 2022 and 2021 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	Mortgage-backed securities - non-agency	State and municipal securities	Corporate securities	Total
Changes in allowance for credit losses on investment securities available for sale:
For the three months ended September 30, 2022
Balance, beginning of period	$—	$—	$—	$—
Current-period provision for expected credit losses	—	—	—	—
Balance, end of period	$—	$—	$—	$—
For the nine months ended September 30, 2022
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
Unrealized losses and fair values for investment securities available for sale as of September 30, 2022 and December 31, 2021, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$37,689	$3,305	$22,807	$2,568	$60,496	$5,873
U.S. government sponsored entities and U.S. agency securities	333	19	23,289	4,461	23,622	4,480
Mortgage-backed securities - agency	168,562	21,838	222,652	56,374	391,214	78,212
Mortgage-backed securities - non-agency	6,228	879	14,930	3,304	21,158	4,183
State and municipal securities	56,578	5,879	22,193	5,026	78,771	10,905
Corporate securities	57,401	4,767	28,293	4,852	85,694	9,619
Total available for sale securities	$326,791	$36,687	$334,164	$76,585	$660,955	$113,272

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$64,917	$430	$—	$—	$64,917	$430
U.S. government sponsored entities and U.S. agency securities	17,487	263	9,432	568	26,919	831
Mortgage-backed securities - agency	317,372	6,633	9,051	268	326,423	6,901
Mortgage-backed securities - non-agency	24,095	381	—	—	24,095	381
State and municipal securities	27,324	270	2,538	96	29,862	366
Corporate securities	—	—	—	—	—	—
Total available for sale securities	$451,195	$7,977	$21,021	$932	$472,216	$8,909
    At September 30, 2022, 393 investment securities available for sale had unrealized losses with aggregate depreciation of 14.63% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
Equity Securities
Equity securities are recorded at fair value and totaled $8.6 million and $9.5 million at September 30, 2022 and December 31, 2021, respectively.
During both the three and nine months ended September 30, 2022 and 2021, there were no sales of equity securities. Net unrealized gains and losses on equity securities for the three and nine months ended September 30, 2022 and 2021 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Equity securities
Net unrealized (losses) gains	$(118)	$112	$(1,065)	$338
Net unrealized gains and losses on equity securities were recorded in other income in the consolidated statements of income.

NOTE 5 – LOANS
The following table presents total loans outstanding by portfolio class, as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial:
Commercial	$852,930	$770,670
Commercial other	683,353	679,518
Commercial real estate:
Commercial real estate non-owner occupied	1,567,308	1,105,333
Commercial real estate owner occupied	505,174	469,658
Multi-family	328,473	171,875
Farmland	65,348	69,962
Construction and land development	225,549	193,749
Total commercial loans	4,228,135	3,460,765
Residential real estate:
Residential first lien	294,432	274,412
Other residential	61,793	63,739
Consumer:
Consumer	110,226	106,008
Consumer other	1,046,254	896,597
Lease financing	457,611	423,280
Total loans, gross	$6,198,451	$5,224,801
Total loans include net deferred loan costs of $4.2 million and $4.6 million at September 30, 2022 and December 31, 2021, respectively, and unearned discounts of $54.0 million and $46.1 million within the lease financing portfolio at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022, the Company had residential real estate loans held for sale totaling $4.3 million, compared to commercial real estate and residential real estate loans held for sale totaling $32.0 million at December 31, 2021. The Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $48.5 million and $252.1 million during the three and nine months ended September 30, 2022, respectively, and $139.9 million and $634.4 million during the comparable periods in 2021, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Paycheck Protection Program ("PPP") loans of $2.8 million and $52.5 million as of September 30, 2022 and December 31, 2021, respectively, and commercial FHA warehouse lines of $51.3 million and $91.9 million as of September 30, 2022 and December 31, 2021, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $20.0 million and $13.9 million at September 30, 2022 and December 31, 2021, respectively. The new loans, other additions, repayments and other reductions for the three and nine months ended September 30, 2022 and 2021, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Beginning balance	$23,097	$18,762	$13,869	$19,693
New loans and other additions	—	21	9,804	1,045
Repayments and other reductions	(3,081)	(3,424)	(3,657)	(5,379)
Ending balance	$20,016	$15,359	$20,016	$15,359

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2022 and 2021:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended September 30, 2022:
Balance, beginning of period	$12,748	$27,874	$1,101	$3,416	$2,994	$6,765	$54,898
Provision for credit losses on loans	3,226	1,787	472	852	606	31	6,974
Charge-offs	(1,655)	(1,232)	—	(166)	(316)	(485)	(3,854)
Recoveries	45	1	18	69	121	367	621
Balance, end of period	$14,364	$28,430	$1,591	$4,171	$3,405	$6,678	$58,639

Changes in allowance for credit losses on loans for the nine months ended September 30, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	3,504	9,515	595	1,569	1,278	(614)	15,847
Charge-offs	(3,869)	(4,084)	(6)	(315)	(812)	(1,190)	(10,276)
Recoveries	354	6	30	222	381	1,013	2,006
Balance, end of period	$14,364	$28,430	$1,591	$4,171	$3,405	$6,678	$58,639

Changes in allowance for credit losses on loans for the three months ended September 30, 2021:
Balance, beginning of period	$14,849	$30,718	$1,733	$3,683	$2,292	$5,389	$58,664
Provision for credit losses on loans	(75)	(2,105)	(538)	(697)	292	3,123	—
Charge-offs	(317)	(1,663)	(138)	(35)	(280)	(1,227)	(3,660)
Recoveries	134	3	74	66	93	301	671
Balance, end of period	$14,591	$26,953	$1,131	$3,017	$2,397	$7,586	$55,675

Changes in allowance for credit losses on loans for the nine months ended September 30, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	(2,091)	4,854	(113)	(806)	429	1,677	3,950
Charge-offs	(3,457)	(3,382)	(410)	(286)	(740)	(1,996)	(10,271)
Recoveries	288	16	221	180	370	478	1,553
Balance, end of period	$14,591	$26,953	$1,131	$3,017	$2,397	$7,586	$55,675
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
The probability of default is forecasted, for most commercial and retail loans, using a regression model that determines the likelihood of default within the twelve month time horizon. The regression model uses forward-looking economic forecasts including variables such as gross domestic product, housing price index, and real disposable income to predict default rates. The forecasting method for the equipment financing portfolio assumes a rolling twelve-month average of the through-the-cycle default rate, to predict default rates for the twelve month time horizon.
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
The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back period includes January 2012 through the current period on a monthly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$4,179	$508	$4,687	$4,681	$2,275	$6,956
Commercial other	2,104	—	2,104	4,467	—	4,467
Commercial real estate:
Commercial real estate non-owner occupied	1,590	12,118	13,708	1,914	9,912	11,826
Commercial real estate owner occupied	2,882	1,340	4,222	2,164	1,340	3,504
Multi-family	164	9,003	9,167	201	1,967	2,168
Farmland	25	—	25	155	—	155
Construction and land development	245	—	245	83	—	83
Total commercial loans	11,189	22,969	34,158	13,665	15,494	29,159
Residential real estate:
Residential first lien	2,884	633	3,517	3,116	832	3,948
Other residential	798	—	798	836	—	836
Consumer:
Consumer	72	—	72	110	—	110
Lease financing	1,506	—	1,506	1,510	—	1,510
Total loans	$16,449	$23,602	$40,051	$19,237	$16,326	$35,563
    There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2022 and 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $2.1 million for the three and nine months ended September 30, 2021, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of September 30, 2022 and December 31, 2021:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
September 30, 2022
Commercial:
Commercial	$—	$3,244	$—	$3,244
Commercial other	—	—	278	278
Commercial real estate:
Non-owner occupied	12,655	—	—	12,655
Owner occupied	1,336	—	—	1,336
Multi-family	1,873	—	—	1,873
Lease financing	—	—	110	110
Total collateral dependent loans	$15,864	$3,244	$388	$19,496

December 31, 2021
Commercial:
Commercial	$—	$5,402	$—	$5,402
Commercial other	—	—	502	502
Commercial real estate:
Non-owner occupied	11,604	—	—	11,604
Owner occupied	1,336	—	—	1,336
Multi-family	1,969	—	—	1,969
Total collateral dependent loans	$14,909	$5,402	$502	$20,813

The aging status of the recorded investment in loans by portfolio as of September 30, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$7,609	$518	$—	$8,127	$4,687	$840,116	$852,930
Commercial other	3,510	2,189	281	5,980	2,104	675,269	683,353
Commercial real estate:
Commercial real estate non-owner occupied	771	265	—	1,036	13,708	1,552,564	1,567,308
Commercial real estate owner occupied	481	—	—	481	4,222	500,471	505,174
Multi-family	—	—	—	—	9,167	319,306	328,473
Farmland	88	—	—	88	25	65,235	65,348
Construction and land development	—	—	—	—	245	225,304	225,549
Total commercial loans	12,459	2,972	281	15,712	34,158	4,178,265	4,228,135
Residential real estate:
Residential first lien	30	209	77	316	3,517	290,599	294,432
Other residential	197	50	—	247	798	60,748	61,793
Consumer:
Consumer	109	50	—	159	72	109,995	110,226
Consumer other	5,020	3,159	142	8,321	—	1,037,933	1,046,254
Lease financing	3,033	987	193	4,213	1,506	451,892	457,611
Total loans	$20,848	$7,427	$693	$28,968	$40,051	$6,129,432	$6,198,451

The aging status of the recorded investment in loans by portfolio as of December 31, 2021 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$283	$1,082	$—	$1,365	$6,956	$762,349	$770,670
Commercial other	2,402	2,110	5	4,517	4,467	670,534	679,518
Commercial real estate:
Commercial real estate non-owner occupied	585	243	—	828	11,826	1,092,679	1,105,333
Commercial real estate owner occupied	232	730	—	962	3,504	465,192	469,658
Multi-family	—	—	—	—	2,168	169,707	171,875
Farmland	—	26	—	26	155	69,781	69,962
Construction and land development	195	195	—	390	83	193,276	193,749
Total commercial loans	3,697	4,386	5	8,088	29,159	3,423,518	3,460,765
Residential real estate:
Residential first lien	113	285	—	398	3,948	270,066	274,412
Other residential	456	151	—	607	836	62,296	63,739
Consumer:
Consumer	127	20	—	147	110	105,751	106,008
Consumer other	4,423	2,358	1	6,782	—	889,815	896,597
Lease financing	1,253	245	—	1,498	1,510	420,272	423,280
Total loans	$10,069	$7,445	$6	$17,520	$35,563	$5,171,718	$5,224,801
Troubled Debt Restructurings ("TDRs")
Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs are transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The outstanding balance of modifications made as a result of COVID, that were not considered TDRs under the Coronavirus Aid, Relief, and Economic Security Act, as amended by Section 541 of the Consolidated Appropriations Act, were $0 at September 30, 2022 and totaled $13.3 million at December 31, 2021.
The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$1,727	$511	$2,238	$833	$1,422	$2,255
Commercial real estate	113	2,627	2,740	1,522	3,302	4,824
Construction and land development	29	—	29	37	—	37
Residential real estate	3,384	702	4,086	3,128	784	3,912
Consumer	59	—	59	98	—	98
Lease financing	824	21	845	1,394	241	1,635
Total loans	$6,136	$3,861	$9,997	$7,012	$5,749	$12,761
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.

The allowance for credit losses on TDRs totaled $0.5 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively. The Company had no unfunded commitments in connection with TDRs at September 30, 2022 and December 31, 2021.
The following table presents a summary of loans by portfolio that were restructured during the three and nine months ended September 30, 2022 and 2021. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2022 or 2021:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the three months ended September 30, 2022
Troubled debt restructurings:
Number of loans	—	—	—	2	—	—	2
Pre-modification outstanding balance	$—	$—	$—	$56	$—	$—	$56
Post-modification outstanding balance	—	—	—	56	—	—	56

For the nine months ended September 30, 2022
Troubled debt restructurings:
Number of loans	4	1	—	7	3	2	17
Pre-modification outstanding balance	$1,324	$6	$—	$260	$107	$84	$1,781
Post-modification outstanding balance	1,324	6	—	260	105	84	1,779

For the three months ended September 30, 2021
Troubled debt restructurings:
Number of loans	2	1	—	—	—	3	6
Pre-modification outstanding balance	$114	$152	$—	$—	$—	$234	$500
Post-modification outstanding balance	114	130	—	—	—	234	478

For the nine months ended September 30, 2021
Troubled debt restructurings:
Number of loans	7	2	1	3	3	4	20
Pre-modification outstanding balance	$723	$1,584	$49	$191	$50	$739	$3,336
Post-modification outstanding balance	723	1,562	40	195	50	739	3,309
Credit Quality Monitoring
The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four main regions, which include eastern, northern and southern Illinois and the St. Louis metropolitan area. In addition, our specialty finance division does nationwide bridge lending for FHA and HUD developments and originates loans for multifamily, assisted and senior living and multi-use properties. Our equipment leasing business provides financing to business customers across the country.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of September 30, 2022 and December 31, 2021:

			September 30, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$83,501	$107,645	$72,269	$29,183	$13,578	$50,113	$482,069	$838,358
		Special mention	—	48	—	314	926	267	1,928	3,483
		Substandard	—	—	—	—	1,385	4,142	875	6,402
		Substandard – nonaccrual	—	340	—	99	112	259	3,877	4,687
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	83,501	108,033	72,269	29,596	16,001	54,781	488,749	852,930

	Commercial other	Acceptable credit quality	207,903	168,275	116,826	73,659	18,985	311	90,558	676,517
		Special mention	—	—	797	2,285	485	—	55	3,622
		Substandard	250	—	—	12	—	—	848	1,110
		Substandard – nonaccrual	343	770	24	473	494	—	—	2,104
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	208,496	169,045	117,647	76,429	19,964	311	91,461	683,353

Commercial real estate	Non-owner occupied	Acceptable credit quality	580,648	437,901	141,562	93,945	18,964	177,967	3,807	1,454,794
		Special mention	1,423	187	482	10,670	198	9,396	—	22,356
		Substandard	593	106	—	36,858	1,611	37,282	—	76,450
		Substandard – nonaccrual	—	744	—	49	10,246	2,669	—	13,708
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	582,664	438,938	142,044	141,522	31,019	227,314	3,807	1,567,308

	Owner occupied	Acceptable credit quality	105,981	131,950	66,624	40,949	29,247	108,957	4,667	488,375
		Special mention	—	135	—	168	159	1,680	24	2,166
		Substandard	45	4,186	575	2,026	—	3,579	—	10,411
		Substandard – nonaccrual	—	385	309	156	333	2,735	304	4,222
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	106,026	136,656	67,508	43,299	29,739	116,951	4,995	505,174

	Multi-family	Acceptable credit quality	188,990	51,461	33,440	445	24,604	15,768	1,020	315,728
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	3,578	—	3,578
		Substandard – nonaccrual	—	949	—	114	—	8,104	—	9,167
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	188,990	52,410	33,440	559	24,604	27,450	1,020	328,473

	Farmland	Acceptable credit quality	5,303	16,267	14,099	4,228	3,250	20,222	1,227	64,596
		Special mention	—	—	—	—	—	161	—	161
		Substandard	—	15	—	23	13	348	167	566
		Substandard – nonaccrual	—	—	—	—	—	25	—	25
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	5,303	16,282	14,099	4,251	3,263	20,756	1,394	65,348

Construction and land development		Acceptable credit quality	81,438	67,959	31,357	8,051	489	1,446	29,913	220,653
		Special mention	—	—	—	—	2,415	210	—	2,625
		Substandard	—	—	—	—	—	—	—	—
		Substandard – nonaccrual	—	—	—	218	—	27	—	245
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,649	339	34	—	—	4	—	2,026
		Subtotal	83,087	68,298	31,391	8,269	2,904	1,687	29,913	225,549

Total		Acceptable credit quality	1,253,764	981,458	476,177	250,460	109,117	374,784	613,261	4,059,021
		Special mention	1,423	370	1,279	13,437	4,183	11,714	2,007	34,413
		Substandard	888	4,307	575	38,919	3,009	48,929	1,890	98,517
		Substandard – nonaccrual	343	3,188	333	1,109	11,185	13,819	4,181	34,158
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,649	339	34	—	—	4	—	2,026
Total commercial loans			$1,258,067	$989,662	$478,398	$303,925	$127,494	$449,250	$621,339	$4,228,135

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$108,490	$78,071	$50,458	$20,045	$27,405	$35,856	$417,920	$738,245
		Special mention	186	57	198	6,154	2	316	1,517	8,430
		Substandard	380	372	1,934	1,868	64	4,322	8,099	17,039
		Substandard – nonaccrual	52	—	612	177	242	169	5,704	6,956
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	109,108	78,500	53,202	28,244	27,713	40,663	433,240	770,670

	Commercial other	Acceptable credit quality	264,282	167,326	101,083	29,981	303	341	88,198	651,514
		Special mention	—	1,929	10,676	3,966	—	—	3,252	19,823
		Substandard	688	—	62	341	—	—	2,623	3,714
		Substandard – nonaccrual	10	158	3,894	384	—	—	21	4,467
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	264,980	169,413	115,715	34,672	303	341	94,094	679,518

Commercial real estate	Non-owner occupied	Acceptable credit quality	441,483	154,379	134,507	20,524	55,207	182,465	5,258	993,823
		Special mention	26	6,341	14,177	2,296	711	2,272	—	25,823
		Substandard	6,196	817	8,825	20,572	14,857	22,344	250	73,861
		Substandard – nonaccrual	169	992	6,206	—	195	4,264	—	11,826
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	447,874	162,529	163,715	43,392	70,970	211,345	5,508	1,105,333

	Owner occupied	Acceptable credit quality	141,084	69,415	47,187	35,974	30,583	98,442	1,886	424,571
		Special mention	150	24	187	161	13,087	4,540	32	18,181
		Substandard	4,192	1,127	10,810	205	297	6,466	305	23,402
		Substandard – nonaccrual	—	318	129	336	72	2,649	—	3,504
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	145,426	70,884	58,313	36,676	44,039	112,097	2,223	469,658

	Multi-family	Acceptable credit quality	88,329	20,080	1,973	25,450	1,414	18,642	2,241	158,129
		Special mention	—	451	—	—	—	—	—	451
		Substandard	988	—	—	—	—	10,139	—	11,127
		Substandard – nonaccrual	—	—	123	—	—	2,045	—	2,168
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	89,317	20,531	2,096	25,450	1,414	30,826	2,241	171,875

	Farmland	Acceptable credit quality	15,689	14,966	3,931	3,162	7,996	19,305	1,196	66,245
		Special mention	—	66	1,236	145	153	240	—	1,840
		Substandard	371	76	166	211	—	898	—	1,722
		Substandard – nonaccrual	—	—	—	105	—	—	50	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,060	15,108	5,333	3,623	8,149	20,443	1,246	69,962

Construction and land development		Acceptable credit quality	65,053	65,274	19,269	10,029	2,511	3,841	19,452	185,429
		Special mention	—	—	5,014	—	—	221	—	5,235
		Substandard	—	1,336	—	—	—	—	—	1,336
		Substandard – nonaccrual	—	—	43	—	—	40	—	83
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
		Subtotal	66,518	66,647	24,326	10,029	2,511	4,266	19,452	193,749

Total		Acceptable credit quality	1,124,410	569,511	358,408	145,165	125,419	358,892	536,151	3,217,956
		Special mention	362	8,868	31,488	12,722	13,953	7,589	4,801	79,783
		Substandard	12,815	3,728	21,797	23,197	15,218	44,169	11,277	132,201
		Substandard – nonaccrual	231	1,468	11,007	1,002	509	9,167	5,775	29,159
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
Total commercial loans			$1,139,283	$583,612	$422,700	$182,086	$155,099	$419,981	$558,004	$3,460,765

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of September 30, 2022 and December 31, 2021:

			September 30, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$57,217	$39,570	$31,875	$21,340	$22,376	$115,686	$298	$288,362
		Nonperforming	102	—	105	195	870	4,798	—	6,070
		Subtotal	57,319	39,570	31,980	21,535	23,246	120,484	298	294,432

	Other residential	Performing	1,381	517	556	1,147	1,568	1,772	53,146	60,087
		Nonperforming	—	—	—	8	10	214	1,474	1,706
		Subtotal	1,381	517	556	1,155	1,578	1,986	54,620	61,793

Consumer	Consumer	Performing	30,643	42,722	10,102	4,397	3,676	16,128	2,426	110,094
		Nonperforming	22	36	8	1	14	50	1	132
		Subtotal	30,665	42,758	10,110	4,398	3,690	16,178	2,427	110,226

	Consumer other	Performing	568,209	300,430	117,490	39,291	7,488	6,188	7,017	1,046,113
		Nonperforming	141	—	—	—	—	—	—	141
		Subtotal	568,350	300,430	117,490	39,291	7,488	6,188	7,017	1,046,254

Leases financing		Performing	149,392	118,613	94,940	63,175	20,649	8,319	—	455,088
		Nonperforming	—	646	883	676	300	18	—	2,523
		Subtotal	149,392	119,259	95,823	63,851	20,949	8,337	—	457,611

Total		Performing	806,842	501,852	254,963	129,350	55,757	148,093	62,887	1,959,744
		Nonperforming	265	682	996	880	1,194	5,080	1,475	10,572
Total other loans			$807,107	$502,534	$255,959	$130,230	$56,951	$153,173	$64,362	$1,970,316

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$38,508	$31,920	$24,311	$30,842	$48,276	$93,462	$888	$268,207
		Nonperforming	—	108	173	780	764	4,380	—	6,205
		Subtotal	38,508	32,028	24,484	31,622	49,040	97,842	888	274,412

	Other residential	Performing	888	679	1,520	1,950	1,211	1,559	54,225	62,032
		Nonperforming	—	—	10	16	128	100	1,453	1,707
		Subtotal	888	679	1,530	1,966	1,339	1,659	55,678	63,739

Consumer	Consumer	Performing	65,915	14,955	7,874	8,728	3,025	2,582	2,721	105,800
		Nonperforming	89	5	3	14	24	71	2	208
		Subtotal	66,004	14,960	7,877	8,742	3,049	2,653	2,723	106,008

	Consumer other	Performing	474,385	323,437	63,463	12,635	3,888	5,447	13,341	896,596
		Nonperforming	—	—	—	—	—	—	1	1
		Subtotal	474,385	323,437	63,463	12,635	3,888	5,447	13,342	896,597

Leases financing		Performing	154,803	124,575	86,402	43,536	9,077	1,983	—	420,376
		Nonperforming	—	757	1,001	1,012	95	39	—	2,904
		Subtotal	154,803	125,332	87,403	44,548	9,172	2,022	—	423,280

Total
		Performing	734,499	495,566	183,570	97,691	65,477	105,033	71,175	1,753,011
		Nonperforming	89	870	1,187	1,822	1,011	4,590	1,456	11,025
Total other loans			$734,588	$496,436	$184,757	$99,513	$66,488	$109,623	$72,631	$1,764,036
NOTE 6 – PREMISES, EQUIPMENT AND LEASES
A summary of premises and equipment at September 30, 2022 and December 31, 2021 is as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Land	$15,803	$15,696
Buildings and improvements	69,573	67,143
Furniture and equipment	33,946	33,545
Lease right-of-use assets	7,582	8,428
Total	126,904	124,812
Accumulated depreciation	(49,385)	(45,592)
Premises and equipment, net	$77,519	$79,220
    Depreciation expense for the three and nine months ended September 30, 2022 was $1.2 million and $3.7 million, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2021, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 2 months to 10 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised. The operating lease liabilities of the Company were $9.5 million and $10.7 million as of September 30, 2022 and December 31, 2021, respectively.

Information related to operating leases for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$533	$510	$1,576	$1,547
Operating cash flows from leases	638	589	1,874	1,975
Right-of-use assets obtained in exchange for lease obligations	80	—	502	689
Right-of-use assets derecognized due to terminations or impairment	—	—	—	(210)
Weighted average remaining lease term	7.3 years	7.8 years	7.3 years	7.8 years
Weighted average discount rate	2.88%	2.88%	2.88%	2.88%
The projected minimum rental payments under the terms of the leases as of September 30, 2022 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2022 remaining	$419
2023	2,185
2024	1,879
2025	975
2026	843
Thereafter	4,296
Total future minimum lease payments	10,597
Less imputed interest	(1,084)
Total operating lease liabilities	$9,513

NOTE 7 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022		December 31, 2021
	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$—	$—	$2,650,531	$27,386
SBA	46,799	715	50,043	774
Residential	264,318	582	302,618	705
Commercial FHA held for sale	2,362,462	23,995	—	—
Total	$2,673,579	$25,292	$3,003,192	$28,865
Commercial FHA Mortgage Loan Servicing
Changes in our commercial FHA loan servicing rights for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Loan servicing rights:
Balance, beginning of period	$24,603	$33,732	$27,386	$38,322
Servicing rights transferred to held for sale	(23,995)	—	(23,995)	—
Amortization	(608)	(721)	(1,907)	(2,284)
Refinancing fee received from third party	—	165	(221)	(439)
Permanent impairment	—	(3,037)	(1,263)	(5,460)
Balance, end of period	$—	$30,139	$—	$30,139
Fair value:
At beginning of period	$26,865	$34,255	$28,368	$38,322
At end of period	—	31,012	—	31,012
At September 30, 2022, the Company had committed to a plan to sell commercial FHA servicing rights and therefore transferred $24.0 million to commercial FHA servicing rights held for sale. Servicing rights held for sale are recorded at the lower of their carrying amount or fair value less estimated costs to sell. No impairment was recognized in the third quarter of 2022.
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considers many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies and geographic location. The discount rate is based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate was 8.21% and 8.24% at September 30, 2022 and December 31, 2021, respectively, while the weighted average discount rate was 11.48% and 11.87% for the same periods, respectively.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at September 30, 2022 and December 31, 2021 is summarized as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904

    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$58,913	$(43,708)	$15,205	$57,012	$(40,603)	$16,409
Customer relationship intangibles	15,919	(8,926)	6,993	15,918	(7,953)	7,965
Total intangible assets	$74,832	$(52,634)	$22,198	$72,930	$(48,556)	$24,374
In conjunction with the FNBC branch acquisition, the Company recorded $1.9 million of core deposit intangibles, which are being amortized on an accelerated basis over an estimated useful life of 10 years.
Amortization of intangible assets was $1.4 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, and $1.4 million and $4.4 million for the comparable periods in 2021, respectively.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at September 30, 2022 and December 31, 2021:

	Notional amount		Fair value gain
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivative instruments (included in other assets):
Interest rate lock commitments	$4,419	$66,216	$(15)	$410
Forward commitments to sell mortgage-backed securities	11,054	60,427	165	—
Total	$15,473	$126,643	$150	$410

	Notional amount		Fair value loss
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivative instruments (included in other liabilities):
Interest rate lock commitments	$9,138	$—	$317	$—
Forward commitments to sell mortgage-backed securities	—	18,362	—	19
Total	$9,138	$18,362	$317	$19
    During the three and nine months ended September 30, 2022, the Company recognized net losses of $0.2 million and $0.6 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.

During the three and nine months ended September 30, 2021, the Company recognized net losses of $0.4 million and $1.3 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
In the first quarter of 2022, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at September 30, 2022:

(dollars in thousands)	September 30, 2022
Notional Amount	$200,000
Fair value loss included in other liabilities	(10,734)
Tax effected amount included in accumulated other comprehensive (loss) income	(7,836)
Average remaining life	3.6 years
Weighted average pay rate	6.25%
Weighted average receive rate	5.48%
The Company has future-starting receive-fixed, pay-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps are effective beginning in April 2023. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes the amount as part of FHLB advances interest expense on the consolidated statements of income.

(dollars in thousands)	September 30, 2022	December 31, 2021
Notional Amount	$140,000	$140,000
Fair value gain included in other assets	16,422	5,095
Tax effected amount included in accumulated other comprehensive (loss) income	11,988	3,694
Quarterly, the effectiveness evaluation of the above cash flow hedges is based on the fluctuation of the variable interest the Company receives from the customers for the loans as compared to the fixed interest rate received from the counterparty. There were no amounts recorded in the consolidated statements of income for the three and nine months ended September 30, 2022, related to ineffectiveness.
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $7.6 million and $7.9 million at September 30, 2022 and December 31, 2021, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.5 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 10 – DEPOSITS
The following table summarizes the classification of deposits as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$2,025,237	$2,245,701
Interest-bearing:
Checking	1,905,439	1,663,021
Money market	1,125,333	869,067
Savings	704,245	679,115
Time	634,998	653,744
Total deposits	$6,395,252	$6,110,648

NOTE 11 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of September 30, 2022 and December 31, 2021:

	Repurchase agreements
(dollars in thousands)	As of and for the Nine Months Ended September 30, 2022	As of and for the Year Ended December 31, 2021
Outstanding at period-end	$58,518	$76,803
Average amount outstanding	62,495	68,986
Maximum amount outstanding at any month end	76,807	77,497
Weighted average interest rate:
During period	0.16%	0.12%
End of period	0.26%	0.13%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $61.5 million and $78.3 million at September 30, 2022 and December 31, 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $13.5 million and $55.9 million at September 30, 2022 and December 31, 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $15.7 million and $64.8 million at September 30, 2022 and December 31, 2021, respectively. There were no outstanding borrowings under these lines at September 30, 2022 and December 31, 2021.
At September 30, 2022, the Company had available federal funds lines of credit totaling $45.0 million. These lines of credit were unused at September 30, 2022.

NOTE 12 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Midland States Bancorp, Inc.
Revolving line of credit - variable interest rate equivalent to Daily Simple SOFR plus 1.60%	$—	$—
Series G redeemable preferred stock - 171 shares at $1,000 per share	—	171
Midland States Bank
FHLB advances – putable fixed rate at rates averaging 2.35% and 1.48% at September 30, 2022 and December 31, 2021, respectively – maturing through December 2024	110,000	210,000
FHLB advances –SOFR floater at rates averaging 4.60% and 1.67% at September 30, 2022 and December 31, 2021, respectively – maturing in October 2023	100,000	100,000
FHLB advances – Short term fixed rate at rates averaging 3.14% at September 30, 2022 – maturing in October 2022	150,000	—
Total FHLB advances and other borrowings	$360,000	$310,171
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.71 billion and $2.10 billion at September 30, 2022 and December 31, 2021, respectively.
On October 12, 2021, the Company entered into a loan agreement with another bank for a revolving line of credit in the original principal amount of up to $15.0 million. The loan matured on October 11, 2022.
NOTE 13 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Subordinated debt issued June 2015 – fixed interest rate of 6.50%, $550 - maturing June 18, 2025	$547	$546
Subordinated debt issued October 2017 – fixed interest rate of 6.25% through October 2022 and a variable interest rate equivalent to three month LIBOR plus 4.23% thereafter, $40,000 - maturing October 15, 2027	39,674	39,626
Subordinated debt issued September 2019 – fixed interest rate of 5.00% through September 2024 and a variable interest rate equivalent to three month SOFR plus 3.61% thereafter, $72,750 - maturing September 30, 2029	72,236	72,042
Subordinated debt issued September 2019 – fixed interest rate of 5.50% through September 2029 and a variable interest rate equivalent to three month SOFR plus 4.05% thereafter, $27,250 - maturing September 30, 2034	26,913	26,877
Total subordinated debt	$139,370	$139,091
The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
On October 15, 2022, the Company redeemed the outstanding Fixed-to-Floating Rate Subordinated Notes due October 15, 2027, having an aggregate principal amount of $40.0 million, in accordance with the terms of the notes. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The interest rate on the subordinated notes was 6.25%, equating to approximately $2.5 million of interest expense, annually.
NOTE 14 – PREFERRED STOCK
On August 24, 2022, the Company issued and sold 4,600,000 depositary shares (the "Depositary Shares"), each representing a 1/40th ownership interest in a share of the Company's 7.75% fixed-rate reset non-cumulative perpetual preferred stock, Series A, par value $2.00 per share (the "Series A preferred stock"), with a liquidation preference of $25 per depositary share (equivalent to $1,000 per share of Series A Preferred Stock). The Series A preferred stock qualifies as Tier 1 capital for purposes of regulatory capital calculations. The gross proceeds were $115.0 million while net proceeds from the issuance of the

Series A preferred stock, after deducting $4.5 million of offering costs, including the underwriting discount and other expenses, were $110.5 million.
Dividends on the Series A preferred stock will not be cumulative or mandatory, and will be paid when, as, and if declared by the Company’s board of directors. If declared, dividends will accrue and be payable, quarterly in arrears, (i) from and including the date of original issuance to, but excluding September 30, 2027 or the date of earlier redemption, at a rate of 7.75% per annum, on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2022, and (ii) from and including September 30, 2027, during each reset period, at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 4.713%, on March 30, June 30, September 30 and December 30 of each year, beginning on December 30, 2027, except in each case where such day is not a business day.
If the Company’s board of directors does not declare a dividend on the Series A preferred stock in respect of a dividend period, then no dividend shall be deemed to be payable for such dividend period, or be cumulative, and the Company will have no obligation to pay any dividend for that dividend period, whether or not the board of directors declares a dividend on the Series A preferred stock or any other class or series of the Company's capital stock for any future dividend period. Additionally, so long as any share of Series A preferred stock remains outstanding, unless dividends on all outstanding shares of Series A preferred stock for the most recently completed dividend period have been paid in full or declared and a sum sufficient for the payment thereof has been set aside for payment, no dividend shall be declared or paid or set aside for payment and no distribution shall be declared or made or set aside for payment on the Company’s common stock.
The Series A preferred stock is perpetual and has no maturity date. The Series A preferred stock is not subject to any mandatory redemption, sinking fund, or other similar provisions. The Company, at its option and subject to prior regulatory approval, may redeem the Series A preferred stock (i) in whole or in part, from time to time, on any dividend payment date on or after September 30, 2027, or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share of Series A preferred stock (equivalent to $25 per Depositary Share), plus any declared and unpaid dividends, without regard to any undeclared dividends, to but excluding the redemption date. Neither the holders of the Series A preferred stock nor holders of the Depositary Shares will have the right to require the redemption or repurchase of the Series A preferred stock.
NOTE 15 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per common share computation for both the three and nine months ended September 30, 2022 excluded antidilutive stock options of 45,698 and excluded antidilutive stock options of 69,145 for the comparable periods in 2021, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net income	$23,521	$19,548	$66,153	$58,210
Common shareholder dividends	(6,400)	(6,239)	(19,186)	(18,741)
Unvested restricted stock award dividends	(70)	(60)	(218)	(186)
Undistributed earnings to unvested restricted stock awards	(185)	(126)	(519)	(386)
Undistributed earnings to common shareholders	$16,866	$13,123	$46,230	$38,897
Basic
Distributed earnings to common shareholders	$6,400	$6,239	$19,186	$18,741
Undistributed earnings to common shareholders	16,866	13,123	46,230	38,897
Total common shareholders earnings, basic	$23,266	$19,362	$65,416	$57,638
Diluted
Distributed earnings to common shareholders	$6,400	$6,239	$19,186	$18,741
Undistributed earnings to common shareholders	16,866	13,123	46,230	38,897
Total common shareholders earnings	23,266	19,362	65,416	57,638
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	1	1
Total common shareholders earnings, diluted	$23,266	$19,362	$65,417	$57,639
Weighted average common shares outstanding, basic	22,338,828	22,520,499	22,306,323	22,544,898
Options	51,610	57,381	60,772	69,074
Weighted average common shares outstanding, diluted	22,390,438	22,577,880	22,367,095	22,613,972
Basic earnings per common share	$1.04	$0.86	$2.93	$2.56
Diluted earnings per common share	1.04	0.86	2.92	2.55
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at September 30, 2022 and December 31, 2021, are summarized below:

	September 30, 2022
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$60,496	$60,496	$—	$—
U.S. government sponsored entities and U.S. agency securities	27,865	—	27,865	—
Mortgage-backed securities - agency	391,615	—	391,615	—
Mortgage-backed securities - non-agency	21,158	—	21,158	—
State and municipal securities	95,061	—	95,061	—
Corporate securities	85,694	—	85,694	—
Equity securities	8,615	8,615	—	—
Loans held for sale	4,338	—	4,338	—
Derivative assets	17,033	—	17,033	—
Total	$711,875	$69,111	$642,764	$—
Liabilities
Derivative liabilities	$11,512	$—	$11,512	$—
Total	$11,512	$—	$11,512	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$1,297	$—	$—	$1,297
Commercial FHA mortgage servicing rights held for sale	23,995	—	—	23,995
Nonperforming loans	46,882	11,516	25,128	10,238
Other real estate owned	11,141	—	11,141	—
Assets held for sale	1,271	—	1,271	—

	December 31, 2021
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$64,917	$64,917	$—	$—
U.S. government sponsored entities and U.S. agency securities	33,817	—	33,817	—
Mortgage-backed securities - agency	440,270	—	440,270	—
Mortgage-backed securities - non-agency	28,706	—	28,706	—
State and municipal securities	143,099	—	143,099	—
Corporate securities	195,794	—	194,859	935
Equity securities	9,529	9,529	—	—
Loans held for sale	32,045	—	32,045	—
Derivative assets	5,883	—	5,883	—
Total	$954,060	$74,446	$878,679	$935
Liabilities
Derivative liabilities	$397	$—	$397	$—
Total	$397	$—	$397	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$28,865	$—	$—	$28,865
Nonperforming loans	36,542	24,358	6,129	6,055
Other real estate owned	12,059	—	12,059	—
Assets held for sale	2,284	—	2,284	—
    The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$—	$1,008	$935	$959
Transferred to level 2	—	—	(935)	—
Total realized in earnings (1)	—	4	6	10
Total unrealized in other comprehensive income (2)	—	(73)		(24)
Net settlements (principal and interest)	—	(4)	(6)	(10)
Balance, end of period	$—	$935	$—	$935
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Commercial mortgage servicing rights	$—	$3,037	$1,263	$5,460
Residential mortgage servicing rights held for sale	—	79	—	222
Nonperforming loans	1,423	3,405	6,381	9,677
Other real estate owned	339	9	743	426
Assets held for sale	—	—	—	—
Total losses on assets measured on a nonrecurring basis	$1,762	$6,530	$8,387	$15,785
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at September 30, 2022 and December 31, 2021:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2022
Loan servicing rights:
SBA servicing rights	$715	Discounted cash flow	Prepayment speed	14.21% - 15.40% (14.95%)
			Discount rate	No range (11.50%)

Residential servicing rights	582	Discounted cash flow	Prepayment speed	7.56% -31.14% (8.46%)
			Discount rate	9.00% - 11.50% (10.13%)

Commercial FHA servicing rights held for sale	23,995	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.21%)
			Discount rate	10.00% - 27.00% (11.48%)

December 31, 2021
Loan servicing rights:
Commercial MSR	$28,368	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.87%)

SBA servicing rights	898	Discounted cash flow	Prepayment speed	12.27% - 14.14% (13.88%)
			Discount rate	10.00% - 12.00% (11.00%)

Residential servicing rights	705	Discounted cash flow	Prepayment speed	11.94% - 27.48% (14.94%)
			Discount rate	9.00% - 11.50% (10.25%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$—	$—	$—	$19,230	$—	$19,230
Residential loans held for sale	4,338	(73)	4,411	12,815	584	12,231
Total loans held for sale	$4,338	$(73)	$4,411	$32,045	$584	$31,461
The following table presents the amount of losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Commercial loans held for sale	$—	$—	$—	$(67)
Residential loans held for sale	(280)	(231)	(557)	(294)
Total loans held for sale	$(280)	$(231)	$(557)	$(361)
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$309,531	$309,531	$309,531	$—	$—
Federal funds sold	3,657	3,657	3,657	—	—
Loans, net	6,139,812	6,025,586	—	—	6,025,586
Accrued interest receivable	17,537	17,537	—	17,537	—

Liabilities
Deposits	$6,395,252	$6,370,773	$—	$6,370,773	$—
Short-term borrowings	58,518	58,518	—	58,518	—
FHLB and other borrowings	360,000	358,694	—	358,694	—
Subordinated debt	139,370	135,279	—	135,279	—
Trust preferred debentures	49,824	54,965	—	54,965	—

	December 31, 2021
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$673,297	$673,297	$673,297	$—	$—
Federal funds sold	7,074	7,074	7,074	—	—
Loans, net	5,173,739	5,221,886	—	—	5,221,886
Accrued interest receivable	19,470	19,470	—	19,470	—

Liabilities
Deposits	$6,110,648	$6,109,077	$—	$6,109,077	$—
Short-term borrowings	76,803	76,803	—	76,803	—
FHLB and other borrowings	310,171	317,464	—	317,464	—
Subordinated debt	139,091	148,386	—	148,386	—
Trust preferred debentures	49,374	57,827	—	57,827	—
In accordance with our adoption of ASU 2016-1 in 2019, the methods utilized to measure fair value of financial instruments at September 30, 2022 and December 31, 2021 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$1,280,312	$994,709
Financial guarantees – standby letters of credit	31,315	14,325
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2022 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and nine months ended September 30, 2022 and 2021. The liability for unresolved repurchase demands totaled $0.2 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively.

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

Selected business segment financial information for the three and nine months ended September 30, 2022 and 2021 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended September 30, 2022
Net interest income (expense)	$66,846	$—	$(2,822)	$64,024
Provision for credit losses	6,974	—	—	6,974
Noninterest income	9,646	6,199	(19)	15,826
Noninterest expense	39,338	4,364	(206)	43,496
Income (loss) before income taxes (benefit)	30,180	1,835	(2,635)	29,380
Income taxes (benefit)	9,238	498	(3,877)	5,859
Net income (loss)	$20,942	$1,337	$1,242	$23,521
Total assets	$7,809,280	$29,166	$(16,569)	$7,821,877

Nine Months Ended September 30, 2022
Net interest income (expense)	$190,162	$—	$(7,977)	$182,185
Provision for credit losses	16,582	—	—	16,582
Noninterest income	26,547	19,481	24	46,052
Noninterest expense	112,947	13,130	(358)	125,719
Income (loss) before income taxes (benefit)	87,180	6,351	(7,595)	85,936
Income taxes (benefit)	23,498	1,761	(5,476)	19,783
Net income (loss)	$63,682	$4,590	$(2,119)	$66,153
Total assets	$7,809,280	$29,166	$(16,569)	$7,821,877

Three Months Ended September 30, 2021
Net interest income (expense)	$53,888	$—	$(2,492)	$51,396
Provision for credit losses	(184)	—	—	(184)
Noninterest income	7,917	7,175	51	15,143
Noninterest expense	37,055	4,507	(270)	41,292
Income (loss) before income taxes (benefit)	24,934	2,668	(2,171)	25,431
Income taxes (benefit)	4,973	764	146	5,883
Net income (loss)	$19,961	$1,904	$(2,317)	$19,548
Total assets	$7,091,180	$31,274	$(28,495)	$7,093,959

Nine Months Ended September 30, 2021
Net interest income (expense)	$161,514	$—	$(8,140)	$153,374
Provision for credit losses	2,926	—	—	2,926
Noninterest income	27,649	19,635	92	47,376
Noninterest expense	117,655	12,672	(1,015)	129,312
Income (loss) before income taxes (benefit)	68,582	6,963	(7,033)	68,512
Income taxes (benefit)	9,849	1,967	(1,514)	10,302
Net income (loss)	$58,733	$4,996	$(5,519)	$58,210
Total assets	$7,091,180	$31,274	$(28,495)	$7,093,959

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,241	$5,623	$16,362	$15,054
Investment advisory fees	—	577	—	1,462
Investment brokerage fees	482	330	1,623	1,206
Other	476	645	1,496	1,913
Service charges on deposit accounts:
Nonsufficient fund fees	1,775	1,470	4,631	3,814
Other	822	798	2,338	2,196
Interchange revenues	3,531	3,651	10,401	10,823
Other income:
Merchant services revenue	448	405	1,203	1,137
Other	847	925	2,286	3,135
Noninterest income - out-of-scope of Topic 606	2,204	719	5,712	6,636
Total noninterest income	$15,826	$15,143	$46,052	$47,376
    Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue and gain on sales of investment securities, net, are also not in scope of Topic 606. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The noninterest income streams considered in-scope by Topic 606 are discussed below.
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
NOTE 20 – SUBSEQUENT EVENTS
On October 24, 2022, the Company terminated the $140.0 million notional amount of future starting pay-fixed, receive-variable interest rate swaps on certain FHLB or other fixed-rate advances discussed in Note 9. The Company realized a $17.6 million net gain upon termination.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2022, as compared to December 31, 2021, and operating results for the three and nine months ended September 30, 2022 and 2021. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
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
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three and nine months ended September 30, 2022 and 2021, and our financial condition as of September 30, 2022 and December 31, 2021, and may affect the comparability of financial information we report in future fiscal periods.
Preferred Stock Issuance. On August 24, 2022, the Company issued and sold 4,600,000 depositary shares, each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, Series A. A total of 115,000 shares of Series A preferred stock was issued. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations. The gross proceeds were $115.0 million while net proceeds from the issuance of the Series A preferred stock, after deducting $4.5 million of offering costs including the underwriting discount and other expenses, were $110.5 million.

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
Commercial FHA Mortgage Loan Servicing Rights. The Company previously originated commercial FHA commercial mortgage loans through its wholly-owned subsidiary, Love Funding Corporation. On August 28, 2020, the Company completed the sale of its commercial FHA origination platform to Dwight Capital but continued to service the loan portfolio. During the third quarter of 2022, we committed to a plan to sell the servicing rights asset associated with this portfolio and transferred $24.0 million of commercial FHA loan servicing rights to held for sale. Servicing rights held for sale are recorded at the lower of their carrying amount or fair value less estimated costs to sell. No impairment was recognized in the third quarter of 2022.
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
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Our reported net interest margin for the three months ended September 30, 2022 and 2021 was 3.63% and 3.34%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $0.5 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, increasing the reported net interest margin by 3 basis points and 7 basis points for each respective period.
The reported net interest margin for the nine months ended September 30, 2022 and 2021 was 3.60% and 3.36%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $1.7 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively, increasing the reported net interest margin by 4 basis points and 8 basis points for each respective period.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Income Statement Data:
Interest income	$79,556	$58,490	$211,540	$177,390
Interest expense	15,532	7,094	29,355	24,016
Net interest income	64,024	51,396	182,185	153,374
Provision for credit losses	6,974	(184)	16,582	2,926
Noninterest income	15,826	15,143	46,052	47,376
Noninterest expense	43,496	41,292	125,719	129,312
Income before income taxes	29,380	25,431	85,936	68,512
Income taxes	5,859	5,883	19,783	10,302
Net income	$23,521	$19,548	$66,153	$58,210
Basic earnings per common share	$1.04	$0.86	$2.93	$2.56
Diluted earnings per common share	$1.04	$0.86	$2.92	$2.55
During the three months ended September 30, 2022, we generated net income of $23.5 million, or diluted earnings per common share of $1.04, compared to net income of $19.5 million, or diluted earnings per common share of $0.86, in the three months ended September 30, 2021. Earnings for the third quarter of 2022 compared to the third quarter of 2021 increased primarily due to a $12.6 million increase in net interest income and a $0.7 million increase in noninterest income. These results were partially offset by a $7.2 million increase in provision for credit losses and a $2.2 million increase in noninterest expense.

During the nine months ended September 30, 2022, we generated net income of $66.2 million, or diluted earnings per common share of $2.92, compared to net income of $58.2 million, or diluted earnings per common share of $2.55, in the nine months ended September 30, 2021. Earnings for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased primarily due to a $28.8 million increase in net interest income, and a $3.6 million decrease in noninterest expense. These results were partially offset by a $13.7 million increase in provision for credit losses, a $1.3 million decrease in noninterest income and a $9.5 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2022 and 2021.
On September 21, 2022, the Federal Reserve announced an increase to its benchmark federal-funds rate by 0.75% to a range between 3.00% and 3.25%, and has indicated that ongoing increases in the target range will be appropriate. This was the fifth rate increase announced in 2022 and the third successive increase of 0.75% since June 16, 2022. The year began with a federal-funds rate range of 0.00%-0.25%.
During the three months ended September 30, 2022, net interest income, on a tax-equivalent basis, increased to $64.3 million compared to $51.8 million for the three months ended September 30, 2021. The tax-equivalent net interest margin increased to 3.63% for the third quarter of 2022 compared to 3.34% in the third quarter of 2021.
During the nine months ended September 30, 2022, net interest income, on a tax-equivalent basis, increased to $183.2 million with a tax-equivalent net interest margin of 3.60% compared to net interest income, on a tax-equivalent basis, of $154.5 million and a tax-equivalent net interest margin of 3.36% for the nine months ended September 30, 2021.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$195,657	$1,125	2.28%	$525,848	$216	0.16%
Investment securities:
Taxable investment securities	653,277	3,765	2.31	632,485	3,396	2.15
Investment securities exempt from federal income tax (1)	95,745	795	3.32	140,887	1,138	3.23
Total securities	749,022	4,560	2.44	773,372	4,534	2.34
Loans:
Loans (2)	5,973,378	72,901	4.84	4,720,466	52,699	4.43
Loans exempt from federal income tax (1)	66,980	667	3.95	79,597	778	3.88
Total loans	6,040,358	73,568	4.83	4,800,063	53,477	4.42
Loans held for sale	6,044	60	3.87	15,204	107	2.79
Nonmarketable equity securities	37,765	550	5.78	43,873	558	5.05
Total interest-earning assets	7,028,846	79,863	4.51	6,158,360	58,892	3.79
Noninterest-earning assets	618,138			597,153
Total assets	$7,646,984			$6,755,513
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,961,449	$9,032	1.21%	$2,501,254	$703	0.11%
Savings deposits	718,970	149	0.08	664,354	32	0.02
Time deposits	630,201	1,018	0.64	704,090	1,767	1.00
Brokered time deposits	14,478	50	1.35	26,272	82	1.23
Total interest-bearing deposits	4,325,098	10,249	0.94	3,895,970	2,584	0.26
Short-term borrowings	58,271	28	0.19	68,103	21	0.12
FHLB advances and other borrowings	340,163	2,424	2.83	440,171	1,993	1.80
Subordinated debt	139,324	2,010	5.77	138,954	2,011	5.79
Trust preferred debentures	49,751	821	6.54	49,167	485	3.92
Total interest-bearing liabilities	4,912,607	15,532	1.25	4,592,365	7,094	0.61
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,969,873			1,434,193
Other noninterest-bearing liabilities	63,638			77,204
Total noninterest-bearing liabilities	2,033,511			1,511,397
Shareholders’ equity	700,866			651,751
Total liabilities and shareholders’ equity	$7,646,984			$6,755,513
Net interest income / net interest margin (3)		$64,331	3.63%		$51,798	3.34%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $307,000 and $402,000 for the three months ended September 30, 2022 and 2021, respectively.
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

	Nine Months Ended September 30,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$268,111	$1,764	0.88%	$462,576	$454	0.13%
Investment securities:
Taxable investment securities	709,163	11,717	2.20	602,090	10,127	2.24
Investment securities exempt from federal income tax (1)	111,165	2,736	3.28	127,597	3,131	3.27
Total securities	820,328	14,453	2.35	729,687	13,258	2.42
Loans:
Loans (2)	5,597,514	192,430	4.60	4,788,940	159,743	4.46
Loans exempt from federal income tax (1)	69,360	2,012	3.88	83,387	2,449	3.93
Total loans	5,666,874	194,442	4.59	4,872,327	162,192	4.45
Loans held for sale	15,629	357	3.05	38,772	810	2.79
Nonmarketable equity securities	36,832	1,521	5.52	49,688	1,847	4.97
Total interest-earning assets	6,807,774	212,537	4.17	6,153,050	178,561	3.88
Noninterest-earning assets	621,510			595,733
Total assets	$7,429,284			$6,748,783
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$2,792,007	$13,188	0.63%	$2,434,480	$2,024	0.11%
Savings deposits	711,108	287	0.05	650,323	121	0.02
Time deposits	624,282	2,588	0.55	702,973	6,280	1.19
Brokered time deposits	17,668	157	1.19	35,485	334	1.26
Total interest-bearing deposits	4,145,065	16,220	0.52	3,823,261	8,759	0.31
Short-term borrowings	62,495	73	0.16	69,764	65	0.12
FHLB advances and other borrowings	319,791	5,071	2.12	525,072	7,033	1.79
Subordinated debt	139,233	6,032	5.78	157,871	6,694	5.65
Trust preferred debentures	49,603	1,959	5.28	49,028	1,465	4.00
Total interest-bearing liabilities	4,716,187	29,355	0.83	4,624,996	24,016	0.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,975,445			1,405,641
Other noninterest-bearing liabilities	70,427			78,883
Total noninterest-bearing liabilities	2,045,872			1,484,524
Shareholders’ equity	667,225			639,263
Total liabilities and shareholders’ equity	$7,429,284			$6,748,783
Net interest income / net interest margin (3)		$183,182	3.60%		$154,545	3.36%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.0 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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

	Three Months Ended September 30, 2022 compared with Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022 compared with Nine Months Ended September 30, 2021
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$(1,017)	$1,926	$909	$(735)	$2,045	$1,310
Investment securities:
Taxable investment securities	116	253	369	1,785	(195)	1,590
Investment securities exempt from federal income tax	(370)	27	(343)	(404)	9	(395)
Total securities	(254)	280	26	1,381	(186)	1,195
Loans:
Loans	14,639	5,563	20,202	27,384	5,303	32,687
Loans exempt from federal income tax	(124)	13	(111)	(409)	(28)	(437)
Total loans	14,515	5,576	20,091	26,975	5,275	32,250
Loans held for sale	(76)	29	(47)	(505)	52	(453)
Nonmarketable equity securities	(83)	75	(8)	(505)	179	(326)
Total interest-earning assets	$13,085	$7,886	$20,971	$26,611	$7,365	$33,976
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$766	$7,563	$8,329	$993	$10,171	$11,164
Savings deposits	7	110	117	18	148	166
Time deposits	(153)	(596)	(749)	(514)	(3,178)	(3,692)
Brokered time deposits	(38)	6	(32)	(164)	(13)	(177)
Total interest-bearing deposits	582	7,083	7,665	333	7,128	7,461
Short-term borrowings	(3)	10	7	(8)	16	8
FHLB advances and other borrowings	(582)	1,013	431	(3,002)	1,040	(1,962)
Subordinated debt	5	(6)	(1)	(798)	136	(662)
Trust preferred debentures	8	328	336	20	474	494
Total interest-bearing liabilities	$10	$8,428	$8,438	$(3,455)	$8,794	$5,339
Net interest income	$13,075	$(542)	$12,533	$30,066	$(1,429)	$28,637
    Interest Income. Interest income, on a tax-equivalent basis, increased $21.0 million to $79.9 million in the three months ended September 30, 2022 as compared to the same quarter in 2021, primarily due to growth in earning assets. The yield on earning assets increased 72 basis points to 4.51% from 3.79%, primarily due to the impact of increasing market interest rates.
Average earning assets increased to $7.03 billion in the third quarter of 2022 from $6.16 billion in the same quarter in 2021. An increase in average loans of $1.24 billion was partially offset by decreases in federal funds sold and cash investments and investment securities of $330.2 million and $24.4 million, respectively.
Average loans increased $1.24 billion in the third quarter of 2022 compared to the same quarter of 2021. Average commercial loans increased $99.3 million. Included in commercial loans are commercial FHA warehouse lines and PPP loans. Commercial FHA warehouse lines decreased $39.7 million to $57.7 million in the third quarter of 2022. PPP loan balances averaged $4.5 million in third quarter of 2022, compared to $114.2 million in the third quarter of 2021. Excluding the changes in the commercial FHA warehouse line and PPP loan portfolios, average commercial loans increased $248.7 million in the third quarter of 2022 compared to the same period one year prior.

Average commercial real estate loans increased this quarter by $855.8 million, compared to the prior year third quarter. Average balances in our consumer loans, construction loans and lease portfolios also increased this quarter by $230.3 million, $23.1 million and $36.0 million, respectively, compared to the prior year third quarter. Consumer loan growth was primarily the result of our new relationship with an additional consumer loan origination firm and our continuing relationship with GreenSky. We intend to reduce new originations in the GreenSky portfolio during the fourth quarter of 2022 and would expect to see the portfolio runoff by approximately $50 million by the end of 2022.
For the nine months ended September 30, 2022, interest income, on a tax-equivalent basis, increased $34.0 million to $212.5 million as compared to the same period in 2021, primarily due to growth in earning assets. The yield on earning assets increased 29 basis points to 4.17% from 3.88%, primarily due to the impact of increasing market interest rates.
Average earning assets increased to $6.81 billion in the first nine months of 2022 from $6.15 billion in the same period in 2021. Average loans and investment securities increased $794.5 million and $90.6 million, respectively. These increases were partially offset by a $194.5 million decrease in federal funds sold and cash investments.
Average commercial loans decreased $50.4 million for the nine months ended September 30, 2022 compared to the same period of 2021. Commercial FHA warehouse lines and PPP loans accounted for $88.3 million and $123.1 million, respectively, of this decrease. Excluding the changes in the commercial FHA warehouse line and PPP loan portfolios, average commercial loans increased $161.0 million for the nine months ended September 30, 2022 compared to the same period one year prior.
Average balances in our commercial real estate loans and lease portfolios increased by $660.5 million and $29.5 million, respectively, for the nine months ended September 30, 2022 compared to the same period of 2021. Average consumer loans also increased $190.3 million for the nine months ended September 30, 2022 compared to the same period of 2021. These increases were partially offset by payoffs and repayments in the residential real estate portfolio.
Interest Expense. Interest expense increased $8.4 million to $15.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The cost of interest-bearing liabilities increased to 1.25% for the third quarter of 2022 compared to 0.61% for the third quarter of 2021 due to the increase in deposit costs as a result of the rate increases announced by the Federal Reserve.
Interest expense on deposits increased $7.7 million to $10.2 million for the three months ended September 30, 2022 from the comparable period in 2021. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $429.1 million, or 11.0%, to $4.33 billion for the three months ended September 30, 2022 compared to the same period one year earlier. The increase in volume was attributable to increases of retail deposits, commercial deposits and brokered deposits of $125.8 million, $114.0 million, and $92.3 million, respectively. In addition, our Insured Cash Sweep product balances increased $54.9 million.
For the nine month period ended September 30, 2022, interest expense increased $5.3 million to $29.4 million compared to the nine months ended September 30, 2021. The cost of interest-bearing liabilities increased to 0.83% for the first nine months of 2022 compared to 0.69% for the same period of 2021. Interest expense on deposits increased to $16.2 million from $8.8 million for the comparable period in 2021, primarily due to increases in interest rates on deposits.

Interest expense on FHLB advances and other borrowings decreased $2.0 million for the nine months ended September 30, 2022, from the comparable period in 2021. Average balances decreased $205.3 million for the nine months ended September 30, 2022, from the comparable period in 2021 due to the Company prepaying $265.0 million of longer term FHLB advances during 2021.
Provision for Credit Losses. The Company's provision for credit losses totaled $7.0 million for the three months ended September 30, 2022, all of which was attributable to loans. Provision for credit losses for the three months ended September 30, 2021 was a benefit of $0.2 million. No provision for credit losses on loans was recorded in the quarter, while a benefit of $0.2 million was recorded for credit losses related to investment securities. For the nine months ended September 30, 2022 and 2021, the Company recorded provision expense of $16.6 million and $2.9 million, respectively. The increase in the provision for credit losses for the three and nine months ended September 30, 2022 compared to prior year periods was primarily due to the growth and changes in the mix of our loan portfolio.
The provision for credit losses on loans made during the three and nine months ended September 30, 2022 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. Noninterest income increased 4.5% for the three months ended September 30, 2022, compared to the same period one year prior, and decreased 2.8% for the nine months ended September 30, 2022, compared to the same period one year prior. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2022	2021		2022	2021
Noninterest income:
Wealth management revenue	$6,199	$7,175	$(976)	$19,481	$19,635	$(154)
Residential mortgage banking revenue	210	1,287	(1,077)	1,193	4,423	(3,230)
Service charges on deposit accounts	2,597	2,268	329	6,969	6,010	959
Interchange revenue	3,531	3,651	(120)	10,401	10,823	(422)
(Loss) gain on sales of investment securities, net	(129)	160	(289)	(230)	537	(767)
Impairment on commercial mortgage servicing rights	—	(3,037)	3,037	(1,263)	(5,460)	4,197
Company-owned life insurance	929	869	60	2,788	2,592	196
Other income	2,489	2,770	(281)	6,713	8,816	(2,103)
Total noninterest income	$15,826	$15,143	$683	$46,052	$47,376	$(1,324)
Wealth management revenue. Wealth management revenue decreased $1.0 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The Company added $399.7 million of assets under administration from the acquisition of ATG Trust at June 1, 2021. However, market performance in 2022 has resulted in a decrease in assets under administration, and a resulting decrease in revenue. Assets under administration decreased to $3.45 billion at September 30, 2022 from $4.06 billion at September 30, 2021.
Residential mortgage banking revenue. Residential mortgage banking revenue for the three months ended September 30, 2022 totaled $0.2 million, compared to $1.3 million for the same period in 2021, primarily attributable to a decrease in production and the higher interest rate environment. Loans originated for sale into the secondary market in the third quarter of 2022 totaled $20.6 million, with 13% representing refinance transactions versus purchase transactions, compared to loans originated during the same period one year prior, which totaled $47.3 million, with 28% representing refinance transactions.
For the nine months ended September 30, 2022, residential mortgage banking revenue totaled $1.2 million, compared to $4.4 million for the same period in 2021. Loans originated for sale into the secondary market in the first three quarters of 2022 totaled $66.0 million, with 21% representing refinance transactions versus purchase transactions. Loans originated during the same period one year prior totaled $172.2 million, with 50% representing refinance transactions.
Impairment of Commercial Mortgage Servicing Rights. Impairment of commercial mortgage servicing rights was $1.3 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively. The impairment resulted from loan prepayments as borrowers refinanced their loans. As previously mentioned, the commercial servicing rights were transferred to held for sale in the third quarter of 2022 at the lower of their carrying value or fair value less estimated costs to sell. No impairment was required with the transfer. Loans serviced for others totaled $2.36 billion and $2.87 billion at September 30, 2022 and 2021, respectively.
Other Income. Other income decreased $0.3 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. Net unrealized gains on our equity securities decreased $0.2 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. In 2021, the Company recognized a gain of $0.5 million on the sale of OREO in the second quarter and a gain of $0.3 million from the termination of a hedged interest rate swap in the first quarter.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2022	2021		2022	2021
Noninterest expense:
Salaries and employee benefits	$22,889	$22,175	$714	$67,404	$64,774	$2,630
Occupancy and equipment	3,850	3,701	149	11,094	11,437	(343)
Data processing	6,093	6,495	(402)	18,048	18,776	(728)
Professional	1,693	1,738	(45)	5,181	9,472	(4,291)
Marketing	1,026	860	166	2,447	2,037	410
Communications	587	689	(102)	1,934	2,335	(401)
Amortization of intangible assets	1,361	1,445	(84)	4,077	4,430	(353)
FHLB advances prepayment fees	—	—	—	—	3,677	(3,677)
Other expense	5,997	4,189	1,808	15,534	12,374	3,160
Total noninterest expense	$43,496	$41,292	$2,204	$125,719	$129,312	$(3,593)
    Salaries and employee benefits. For the three and nine months ended September 30, 2022, salaries and employee benefits expense increased $0.7 million and $2.6 million, respectively, as compared to the same periods in 2021, primarily due to annual salary increases in 2022 and a modest increase in staffing levels. The Company had 930 employees at September 30, 2022 compared to 905 employees at September 30, 2021.
Professional fees. For the nine months ended September 30, 2022, professional fees decreased $4.3 million as compared to the same period in 2021. In 2021, the Company incurred $3.6 million of consulting and legal expenses related to the settlement of a tax issue, as previously discussed.
Other expense. For the three and nine months ended September 30, 2022, other expense increased $1.8 million and $3.2 million, respectively, as compared to the same periods in 2021, primarily as a result of increased business activities.
Income Tax Expense. Income tax expense was $5.9 million for each of the three months ended September 30, 2022 and 2021. The resulting effective tax rates were 19.9% and 23.1% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the Company’s effective tax rate for the three months ended September 30, 2022 was primarily related to a reduction in the state effective tax rate based on the Company’s geographic footprint.

Income tax expense was $19.8 million for the nine months ended September 30, 2022, as compared to $10.3 million for the nine months ended September 30, 2021. The resulting effective tax rates were 23.0% and 15.0% for the nine months ended September 30, 2022 and 2021, respectively. The Company's income tax expense and related effective tax rate for the nine months ended September 30, 2021 benefited from the $6.8 million in settlements related to the treatment of gains recognized on FDIC-assisted transactions discussed earlier.
Financial Condition
Assets. Total assets increased to $7.82 billion at September 30, 2022, as compared to $7.44 billion at December 31, 2021.

Loans. The loan portfolio is the largest category of our assets. At September 30, 2022, total loans were $6.20 billion compared to $5.22 billion at December 31, 2021. The following table shows loans by category as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial:
Equipment finance loans	$577,323	9.3%	$521,973	10.0%
Equipment finance leases	457,611	7.4	423,280	8.1
Commercial FHA lines	51,309	0.8	91,927	1.8
SBA PPP loans	2,810	—	52,477	1.0
Other commercial loans	904,841	14.6	783,811	14.9
Total commercial loans and leases	1,993,894	32.2	1,873,468	35.8
Commercial real estate	2,466,303	39.8	1,816,828	34.8
Construction and land development	225,549	3.6	193,749	3.7
Residential real estate	356,225	5.7	338,151	6.5
Consumer	1,156,480	18.7	1,002,605	19.2
Total loans, gross	6,198,451	100.0%	5,224,801	100.0%
Allowance for credit losses on loans	(58,639)		(51,062)
Total loans, net	$6,139,812		$5,173,739
    Total loans increased $973.7 million to $6.20 billion at September 30, 2022 as compared to December 31, 2021. The loan growth was primarily reflected in our commercial loans and leases, commercial real estate and consumer portfolios, which increased $120.4 million, $649.5 million and $153.9 million, respectively.
Commercial loans and leases, which includes PPP loans and commercial FHA warehouse lines, increased $120.4 million to $1.99 billion at September 30, 2022 as compared to December 31, 2021. PPP loans at September 30, 2022 totaled $2.8 million, a decrease of $49.7 million from December 31, 2021. Advances on commercial FHA warehouse lines decreased $40.6 million to $51.3 million at September 30, 2022. Excluding the decreases in PPP loans and commercial FHA warehouse lines, commercial loans and leases increased $210.7 million.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2022:

	September 30, 2022
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$75,162	$473,053	$606,770	$87,295	$192,833	$97,036	$—	$4,134	$1,536,283
Commercial real estate	179,868	170,173	953,862	519,247	425,956	183,182	5,727	28,288	2,466,303
Construction and land development	3,485	58,030	30,473	101,061	9,073	20,635	1,024	1,768	225,549
Total commercial loans	258,515	701,256	1,591,105	707,603	627,862	300,853	6,751	34,190	4,228,135
Residential real estate	1,878	5,091	8,463	18,272	33,016	39,010	143,508	106,987	356,225
Consumer	1,834	4,012	1,130,138	555	19,941	—	—	—	1,156,480
Lease financing	10,773	—	344,919	—	101,919	—	—	—	457,611
Total loans	$273,000	$710,359	$3,074,625	$726,430	$782,738	$339,863	$150,259	$141,177	$6,198,451
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $58.6 million, or 0.95% of total loans, at September 30, 2022 compared to $51.1 million, or 0.98% of total loans, at December 31, 2021. The following table allocates the allowance for credit losses on loans, or the allowance, by loan category:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$14,364	0.93%	$14,375	0.99%
Commercial real estate	28,430	1.15	22,993	1.27
Construction and land development	1,591	0.71	972	0.50
Total commercial loans	44,385	1.05	38,340	1.11
Residential real estate	4,171	1.17	2,695	0.80
Consumer	3,405	0.29	2,558	0.26
Lease financing	6,678	1.46	7,469	1.76
Total allowance for credit losses on loans	$58,639	0.95%	$51,062	0.98%
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

The allowance allocated to commercial loans totaled $14.4 million, or 0.93% of total commercial loans, at September 30, 2022, compared to $14.4 million, or 0.99%, at December 31, 2021. Modeled expected credit losses decreased $0.3 million and qualitative factor ("Q-Factor") adjustments related to commercial loans increased $1.9 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis decreased from $2.9 million at December 31, 2021 to $1.3 million at September 30, 2022.
The allowance allocated to commercial real estate loans totaled $28.4 million, or 1.15% of total commercial real estate loans, at September 30, 2022, increasing $5.4 million from $23.0 million, or 1.27% of total commercial real estate loans, at December 31, 2021. Modeled expected credit losses related to commercial real estate loans increased $1.0 million and Q-Factor adjustments related to commercial real estate loans increased $4.5 million.
The allowance allocated to the lease portfolio totaled $6.7 million, or 1.46% of total commercial leases, at September 30, 2022, decreasing $0.8 million from $7.5 million, or 1.76% of total commercial leases at December 31, 2021. Modeled expected credit losses related to commercial leases decreased $0.7 million. Q-Factor adjustments related to commercial leases were unchanged.
As previously stated, the overall loan portfolio increased $973.7 million, or 18.6%, which included a $649.5 million, or 35.7%, increase in commercial real estate loans and a $176.4 million, or 13.5%, increase in increase in commercial loans, excluding PPP loans and commercial FHA warehouse lines. The weighted average risk grade for commercial and industrial loans of 4.36 at September 30, 2022, did not change significantly from 4.53 at December 31, 2021. The weighted-average risk grade for commercial real estate loans also decreased slightly to 4.87 at September 30, 2022 from 5.02 at December 31, 2021.
In estimating expected credit losses as of September 30, 2022, we utilized certain forecasted macroeconomic variables from Oxford Economics ("Oxford") and other sources in our models:
•Oxford expects the US economy to experience a mild recession in the first half of 2023. Their forecast for 2022 real GDP growth remains unchanged at 1.7% based on their view that economic momentum will remain resilient in the second half of 2022. However, they cut their 2023 forecast by 1 percentage point to a flat outcome.
•Oxford expects that weaker labor market gains and a softer economic environment will drag on consumption heading into 2023.
•The FOMC's median interest rate forecast of 4.4% for the end of 2022 implies at least another 125bps of rate hikes by year end after September’s 75bps increase.
•The Illinois unemployment rate is estimated to average 4.99% through the third quarter of 2023.

We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of September 30, 2022, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 50 basis points of total loans, increasing from 43 basis points at December 31, 2021. The Q-Factor adjustment at September 30, 2022 was based primarily on declining economic conditions, including rising inflation fears and an increasing risk of recession and the impact of rising fuel prices on businesses and consumers.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and nine months ended September 30, 2022 and 2021:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$54,898	$58,664	$51,062	$60,443
Charge-offs:
Commercial	1,655	317	3,869	3,457
Commercial real estate	1,232	1,663	4,084	3,382
Construction and land development	—	138	6	410
Residential real estate	166	35	315	286
Consumer	316	280	812	740
Lease financing	485	1,227	1,190	1,996
Total charge-offs	3,854	3,660	10,276	10,271
Recoveries:
Commercial	45	134	354	288
Commercial real estate	1	3	6	16
Construction and land development	18	74	30	221
Residential real estate	69	66	222	180
Consumer	121	93	381	370
Lease financing	367	301	1,013	478
Total recoveries	621	671	2,006	1,553
Net charge-offs	3,233	2,989	8,270	8,718
Provision for credit losses on loans	6,974	—	15,847	3,950
Balance, end of period	$58,639	$55,675	$58,639	$55,675
Gross loans, end of period	$6,198,451	$4,915,554	$6,198,451	$4,915,554
Average total loans	$6,040,358	$4,800,063	$5,666,874	$4,872,327
Net charge-offs to average loans	0.21%	0.25%	0.20%	0.24%
Allowance to total loans	0.95%	1.13%	0.95%	1.13%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs for the three months ended September 30, 2022 totaled $3.2 million, compared to $3.0 million for the same period one year ago. For the nine months ended September 30, 2022, net charge-offs totaled $8.3 million, compared to $8.7 million for the same period one year ago.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of September 30, 2022 and December 31, 2021. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonperforming loans:
Commercial	$8,799	$12,261
Commercial real estate	27,236	19,175
Construction and land development	275	120
Residential real estate	7,776	7,912
Consumer	273	208
Lease financing	2,523	2,904
Total nonperforming loans	46,882	42,580
Other real estate owned and other repossessed assets	12,641	14,488
Nonperforming assets	$59,523	$57,068
Nonperforming loans to total loans	0.76%	0.81%
Nonperforming assets to total assets	0.76%	0.77%
Allowance for credit losses to nonperforming loans	125.08%	119.92%
Nonperforming loans totaled $46.9 million, or 0.76% of total loans, at September 30, 2022, compared to $42.6 million, or 0.81% of total loans at December 31, 2021.
We did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2022 or 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $2.1 million for the three and nine months ended September 30, 2021, respectively.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
September 30, 2022	$6,422	$7,512	$24,683	$90,933	$2,625	$—	$132,175
December 31, 2021	28,248	20,413	46,295	108,634	5,235	1,336	210,161
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 decreased to $13.9 million as of September 30, 2022, compared to $48.7 million as of December 31, 2021. Commercial real estate loans with a risk rating of 7 or 8 decreased $39.3 million to $115.6 million as of September 30, 2022, compared to December 31, 2021, primarily due to risk rating upgrades within the portfolio.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at September 30, 2022 and December 31, 2021. The book value for investment securities classified as available for sale is equal to fair market value.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$60,496	8.9%	$64,917	7.2%
U.S. government sponsored entities and U.S. agency securities	27,865	4.1	33,817	3.7
Mortgage-backed securities - agency	391,615	57.4	440,270	48.5
Mortgage-backed securities - non-agency	21,158	3.1	28,706	3.2
State and municipal securities	95,061	13.9	143,099	15.8
Corporate securities	85,694	12.6	195,794	21.6
Total investment securities, available for sale, at fair value	$681,889	100.0%	$906,603	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2022. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$598	0.1%	1.48%
Maturing in one to five years	59,898	8.8	0.90
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$60,496	8.9%	0.90%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$75	—%	2.60%
Maturing in one to five years	15,534	2.3	1.18
Maturing in five to ten years	12,256	1.8	1.70
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$27,865	4.1%	1.41%

Mortgage-backed securities - agency:
Maturing within one year	$3,163	0.5%	3.01%
Maturing in one to five years	129,152	18.9	2.19
Maturing in five to ten years	189,116	27.7	1.90
Maturing after ten years	70,184	10.3	2.18
Total mortgage-backed securities - agency	$391,615	57.4%	2.05%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	293	—	3.63
Maturing in five to ten years	15,529	2.2	2.41
Maturing after ten years	5,336	0.9	2.46
Total mortgage-backed securities - non-agency	$21,158	3.1%	2.44%

State and municipal securities (1):
Maturing within one year	$9,120	1.3%	5.47%
Maturing in one to five years	28,511	4.2	3.59
Maturing in five to ten years	31,269	4.6	2.67
Maturing after ten years	26,161	3.8	2.79
Total state and municipal securities	$95,061	13.9%	3.20%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	9,631	1.4	2.39
Maturing in five to ten years	76,063	11.2	3.41
Maturing after ten years	—	—	—
Total corporate securities	$85,694	12.6%	3.30%
Total investment securities, available for sale	$681,889	100.0%	2.24%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at September 30, 2022.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$66,369	$60,496	$60,496	$—	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	32,267	27,865	23,289	4,576	—	—	—	—
Mortgage-backed securities - agency	469,822	391,615	13	391,602	—	—	—	—
Mortgage-backed securities - non-agency	25,341	21,158	21,158	—	—	—	—	—
State and municipal securities	105,838	95,061	7,782	74,730	2,010	986	—	9,553
Corporate securities	95,313	85,694	—	—	30,926	52,340	—	2,428
Total investment securities, available for sale	$794,950	$681,889	$112,738	$470,908	$32,936	$53,326	$—	$11,981
Cash and Cash Equivalents. Cash and cash equivalents decreased $367.2 million to $313.2 million at September 30, 2022 compared to December 31, 2021, primarily due to funding loan growth in the current quarter.
Loans Held for Sale. Loans held for sale totaled $4.3 million at September 30, 2022, comprised of residential real estate loans, compared to $32.0 million at December 31, 2021, comprised of $19.2 million of commercial real estate and $12.8 million of residential real estate loans.
Liabilities. At September 30, 2022, liabilities totaled $7.08 billion compared to $6.78 billion at December 31, 2021.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $284.6 million to $6.40 billion at September 30, 2022, as compared to December 31, 2021. Deposits acquired in the second quarter of 2022 from FNBC totaled $79.8 million. Increases in interest-bearing checking and money market accounts of $242.4 million and $256.3 million, respectively, during this period, were partially offset by a decrease in noninterest bearing demand account balances.
Noninterest-bearing demand accounts decreased $220.5 million to $2.03 billion at September 30, 2022 compared to December 31, 2021, as servicing deposits decreased $259.3 million. This decrease was offset by increases in commercial, retail and public fund deposits of $29.7 million, $3.6 million and $5.5 million, respectively. Interest-bearing checking accounts increased $242.4 million to $1.91 billion at September 30, 2022 compared to December 31, 2021, and money market accounts increased $256.3 million to $1.13 billion at September 30, 2022 compared to December 31, 2021. These increases were the result of strategic relationships with non-bank financial services companies, consumers' flight to safety from the equities markets and increasing deposit rates in response to the rate increases announced by the Federal Reserve.
At September 30, 2022, total deposits were comprised of 31.7% of noninterest-bearing demand accounts, 58.4% of interest-bearing transaction accounts and 9.9% of time deposits. At December 31, 2021, the composition of total deposits was 36.8% of noninterest-bearing demand accounts, 52.5% of interest-bearing transaction accounts and 10.7% of time deposits.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
(dollars in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate
Deposits:
Noninterest-bearing demand	$1,969,873	—	$1,434,193	—
Interest-bearing:
Checking	1,850,789	1.42%	1,672,599	0.12%
Money market	1,110,660	0.86	828,655	0.09
Savings	718,970	0.08	664,354	0.02
Time, insured	493,351	0.60	554,119	1.04
Time, uninsured	136,850	0.81	149,971	0.83
Time, brokered	14,478	1.35	26,272	1.23
Total interest-bearing	$4,325,098	0.94%	$3,895,970	0.26%
Total deposits	$6,294,971	0.65%	$5,330,163	0.19%
    The following table sets forth the maturity of uninsured time deposits as of September 30, 2022:

(dollars in thousands)	Amount
Three months or less	$18,841
Three to six months	13,020
Six to 12 months	24,498
After 12 months	62,851
Total	$119,210

Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity increased $75.4 million to $739.3 million at September 30, 2022 as compared to December 31, 2021. The Company generated net income of $66.2 million during the first nine months of 2022. Offsetting this increase to shareholders’ equity were dividends to common shareholders of $19.4 million, stock repurchases of $1.1 million and a decrease in accumulated other comprehensive loss of $83.6 million. In addition, the Company completed its preferred stock offering in August 2022, generating net proceeds of $110.5 million as described in Note 14. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include providing capital to support its organic growth or growth through strategic acquisitions, repaying or redeeming outstanding indebtedness, financing investments, capital expenditures, repurchasing shares of its common stock and for further investments in the Bank as regulatory capital.
The Company has a stock repurchase program currently in effect, whereby the Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock. This program terminates December 31, 2022. As of September 30, 2022, $56.4 million, or 2,996,778 shares of the Company’s common stock, had been repurchased under the program, with approximately $18.6 million of remaining repurchase authority. The Company did not repurchase any shares under this repurchase program in the third quarter of 2022.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $61.5 million and $78.3 million at September 30, 2022 and December 31, 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $13.5 million and $55.9 million at September 30, 2022 and December 31, 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $15.7 million and $64.8 million at September 30, 2022 and December 31, 2021, respectively. There were no outstanding borrowings under these lines at September 30, 2022 and December 31, 2021.
At September 30, 2022, the Company had available federal funds lines of credit totaling $45.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2022, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At September 30, 2022, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at September 30, 2022:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	12.75%	10.50%	N/A
Midland States Bank	11.16	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.02	8.50	N/A
Midland States Bank	10.39	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	7.54	7.00	N/A
Midland States Bank	10.39	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.40	4.00	N/A
Midland States Bank	9.75	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
September 30, 2022:
Dollar change	$(12,193)	$11,202	$22,297
Percent change	(4.6)%	4.2%	8.4%
December 31, 2021:
Dollar change	$(13,499)	$23,513	$47,028
Percent change	(6.1)%	10.6%	21.2%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for the -100, +100 and +200 basis point scenarios at September 30, 2022.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at September 30, 2022 projects that our earnings exhibit reduced sensitivity to changes in interest rates for all three scenarios compared to December 31, 2021.

The following table shows EVE at the dates indicated:

	Economic value of equity sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
September 30, 2022:
Dollar change	$6,949	$7,528	$16,900
Percent change	(0.7)%	0.8%	1.8%
December 31, 2021:
Dollar change	$(89,850)	$51,553	$96,875
Percent change	(13.4)%	7.7%	14.5%
The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.
The EVE reported at September 30, 2022 projected that as interest rates increase, the economic value of equity position will increase, and as interest rates decrease, the economic value of equity position will decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.
We were within Board policy limits for the -100, +100 and +200 basis point scenarios at September 30, 2022.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2022.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2022	162	$24.68	—	$18,565,174
August 1 - 31, 2022	196	26.88	—	18,565,174
September 1 - 30, 2022	—	—	—	18,565,174
Total	358	$25.89	—	$18,565,174
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on August 6, 2019, and has amended the program on several occasions. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2022, 2,996,778 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $56.4 million.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2022 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: November 3, 2022	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)