Form 10-K
period 2022-12-31
Midland States Bancorp, Inc.
filed 2023-02-24
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2022 was $510,979,215 (based on the closing price on the Nasdaq Global Select Market on that date of $24.04).
As of February 14, 2023, the Registrant had 22,227,528 shares of outstanding common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2023, to be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such part.

MIDLAND STATES BANCORP, INC.
2022 ANNUAL REPORT ON FORM 10-K

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
•the effects of interest rates, including on our net interest income and the value of our securities portfolio as well as monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of the Treasury (“Treasury”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
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
•compliance with governmental and regulatory requirements, particularly those relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage servicing operations;
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
PART I
ITEM 1 – BUSINESS
Our Company
Midland States Bancorp, Inc. (the “Company,” “we,” “our,” or “us”), an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. Our banking subsidiary, Midland States Bank (the “Bank”), an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. As of December 31, 2022, the Company had total assets of $7.86 billion, and our wealth management group had assets under administration of approximately $3.51 billion.
Prior to August 28, 2020, we provided multifamily and healthcare facility Federal Housing Administration (“FHA”) financing through Love Funding Corporation (“Love Funding”), our non-bank subsidiary. On August 28, 2020, the Company completed the sale of Love Funding's commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The transaction was part of the Company’s ongoing effort to enhance efficiency.

Our strategic plan is focused on building a performance-based, customer-centric culture, creating revenue diversification, seeking accretive acquisitions, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, in June 2022, the Company completed its branch acquisition from FNBC Bank & Trust ("FNBC"), whereby we acquired $79.8 million of deposits and $16.6 million of loans as well as other assets and liabilities associated with FNBC's branches in Mokena and Yorkville, Illinois. In June 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust Company ("ATG Trust"), a trust company based in Chicago, Illinois. Additional information on recent acquisitions is presented in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.
Our Principal Businesses
Traditional Community Banking. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois and the St. Louis metropolitan area, where we operated 53 full-service banking offices as of December 31, 2022.
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
Construction and Land Development Loans. Our construction portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. These loans are typically disbursed as construction progresses and carry interest rates that may vary with LIBOR or a successor index.
Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit, consisting of loans secured by first or second mortgages on primarily owner occupied primary residences.
Consumer Installment Loans. We provide consumer installment loans for the purchase of cars, boats and other recreational vehicles, as well as for the purchase of major appliances and other home improvement projects. Our major appliance and other home improvement lending is originated principally through national and regional retailers and other vendors of these products and services. We have historically originated these loans through GreenSky, LLC ("Greensky") and another consumer loan origination firm. On, January 24, 2023, the Company notified GreenSky that, effective October 21, 2023, the Company would terminate its participation in GreenSky's loan origination program. Following the termination, GreenSky is expected to continue servicing all loans originated through the program.
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
FHA Servicing. Prior to the sale of Love Funding’s commercial FHA origination platform to Dwight Capital in August 2020, we conducted our FHA origination business through Love Funding. Until August 2020, Love Funding originated commercial mortgage loans for multifamily and healthcare facilities under FHA insurance programs, and sold those loans into the secondary market through mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). At December 31, 2022, we continued to service approximately $2.26 billion of originated commercial FHA loans. In the third quarter of 2022, the Company committed to a plan to sell this servicing portfolio and transferred the asset to held for sale.

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
The following table reflects information on the markets we currently serve, as of June 30, 2022, the most recent date for which such information was publicly available:

(dollars in thousands)		June 30, 2022		December 31, 2022
County	State	Deposits	Market Share	# of Banking Offices
St. Charles	MO	$1,067,503	10.82%	2
Winnebago	IL	932,963	12.74	7
Effingham	IL	868,029	34.57	1
Kankakee	IL	755,345	30.03	8
LaSalle	IL	396,477	11.59	4
St. Louis	MO	357,410	0.72	6
Will	IL	303,992	1.66	4
Lee	IL	239,908	26.02	1
Boone	IL	239,767	30.56	2
Whiteside	IL	185,135	9.56	2
Bureau	IL	170,631	13.52	1
Kendall	IL	119,981	5.56	2
Grundy	IL	94,931	5.65	1
Marion	IL	86,803	8.12	1
Monroe	IL	85,257	7.11	2
Champaign	IL	50,710	0.69	1
Fayette	IL	50,071	9.19	2
Jefferson	MO	43,452	1.30	1
St. Louis (City)	MO	42,461	0.10	1
St. Clair	IL	38,607	0.68	1
Franklin	MO	35,942	1.08	1
Bond	IL	33,807	7.89	1
Livingston	IL	20,844	1.51	1
Human Capital Resources
At December 31, 2022, we had 935 employees, including 33 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.
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

Leadership and professional development is also supported through our MASTERS high-potentials program as well as Midland WOMEN and African American affinity groups. Our MASTERS programs, Midland’s Advanced Study for Talent Enrichment and Resource Strengthening, were created to accelerate the career development of employees exhibiting the growth potential and qualities necessary to ensure the continued success of our Company. A total of 71 employees have participated in this high potential training program since its inception in 2016. Midland WOMEN is an affinity group that focuses on leadership development of women throughout all levels of the organization. Midland WOMEN currently has more than 16 employees participating on various activity committees and offers programs that engage hundreds of Midland employees annually. The African American Affinity Group focuses on personal and professional development and advancement initiatives for African American and Black employees. There are currently 4 employees participating on the activity committee and 36 regularly active members of the African American affinity group.
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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.50% for Tier 1 Capital and 10.50% for Total Capital. The federal bank regulators released a joint statement in response to the COVID pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.
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

As of December 31, 2022: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital; and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID pandemic. Nevertheless, the Company has not currently determined to elect the CBLR, but it may elect the framework at any time.
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
The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. Prior to the Covid-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but, because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratio to 1.35 % by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessment. As a result of this change, the Bank’s FDIC insurance assessment will increase beginning in 2023.
The DIF balance was approximately $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter. The reserve ratio remained at 1.26%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.
Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2022, the Bank paid supervisory assessments to the DFPR totaling approximately $0.6 million.
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
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified for 2023 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks, (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong, (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins, and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Community Reinvestment Act Requirements. The Community Reinvestment Act (the "CRA") requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would also be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and under–served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.
In 2022, the Bank, like all Illinois chartered banks, became subject to the state level CRA standards, following passage of the Illinois Community Reinvestment Act (the “Illinois CRA”). This means that, in addition to the federal CRA review, the Bank will be reviewed by the DFPR to assess the Bank’s record of meeting the credit needs of its communities. Like the potential impact under the federal CRA, applications for additional acquisitions or activities would be affected by the evaluation of the Bank’s effectiveness in meeting its Illinois CRA requirements.
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
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2022, the Bank did not exceed these guidelines.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rule making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.
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
Our business and operations are sensitive to business and economic conditions in the United States, generally, and particularly the state of Illinois and the St. Louis metropolitan area. If the national, regional and local economies experience worsening economic conditions, our growth and profitability could be harmed. Weak economic conditions are characterized by, among other indicators, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
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
As of December 31, 2022, our allowance for credit losses on loans as a percentage of total loans was 0.97% and as a percentage of total nonperforming loans was 123.53%. Although management believed, as of such date, that the allowance for credit losses on loans was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity have impaired the value of collateral securing our real estate loans and could result in loan and other losses.
At December 31, 2022, approximately 49.5% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
Commercial loans represented 67.7% of our total loan portfolio at December 31, 2022. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.
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
Real estate construction loans comprised approximately 5.1% of our total loan portfolio as of December 31, 2022, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.
As of December 31, 2022, we had $6.7 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.

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
The COVID pandemic could continue to adversely affect the U.S. economy and our customers.
The COVID pandemic could continue to negatively impact the United States and world economy. In recent months, the pandemic and global responses have continued to disrupt large portions of the global economy, affecting supply chains, labor market participation rates, rates of inflation, work and lifestyle patterns, the real estate market and other matters.
These trends have, among other things, negatively impacted the fair value of our securities portfolio, loan demand, the value of collateral securing our loans, our growth strategy, and other matters. While these effects have diminished, future consequences will be difficult to predict, and could be material to the economy, our customers and our business.

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
Our growth will depend, in part, upon our ability to attract deposits and to identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.
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
The termination of our partnership with GreenSky could have an adverse effect on loan growth and profitability.
On January 24, 2023, we notified GreenSky that, effective October 21, 2023, we would terminate our participation in GreenSky’s consumer loan origination program. As the existing loans from our GreenSky portfolio pay off, we plan to reinvest the cash flows into either new loan originations or investment securities, or use the cash flows to pay off higher cost funding sources, which is expected to mitigate the impact of the loan payoffs on our earnings. Should the pace of payoffs in the GreenSky portfolio exceed a normalized level and we do not have sufficient opportunities to reinvest most of the cash flows into new loan originations, there could be an adverse impact on our overall loan growth and profitability during the period of time in which the GreenSky portfolio runs off.
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
The development of our Banking-as-a-Service ("BaaS") platform may expose us to liability for compliance violations by BaaS partners or fall short of its targeted impact on our financial performance.
During 2022, we invested in the development of a BaaS platform that will enable us to enter into partnerships with financial technology companies whereby we will provide banking services to the customers of these companies. We believe that these partnerships will contribute to loan production, deposit gathering, and fee income generation in future years. We intend to be very selective in our approach to developing BaaS partnerships to ensure that any partners that are added meet our high standards for risk management. However, we are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws, and regulations. Our bank regulators may hold us responsible for the activities of our BaaS partners with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of BaaS partner activities. In addition, we may not find enough suitable partnerships for the BaaS platform to have a meaningful impact on our overall financial performance.
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
We are and may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. For example, some of the services we provide, such as wealth management services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings.
The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.
Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Accordingly, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.
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
In addition to being affected by general economic conditions, our earnings, capital ratios and growth are affected by the policies of the Federal Reserve. In the past year, the Federal Reserve has significantly increased the target Federal Funds rate as part of its efforts to decrease inflation, which has helped drive a significant increase in prevailing interest rates. This trend is expected to continue. While this helped increase our net interest income, it has also harmed the value of our securities portfolio, which had $105.4 million in unrealized losses at December 31, 2022, and which has negatively affected our tangible book value. Future actions of the Federal Reserve could continue to have negative effects on our business, by decreasing loan demand, increasing our costs of deposits and other sources of funding, further harming the value of our securities portfolio, and negatively impacting the earnings of our wealth management business. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.
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
We could recognize losses on securities held in our securities portfolio, particularly if interest rates continue to increase or economic and market conditions deteriorate.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which we expect to continue in 2023. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
Mortgage production, especially refinancing activity, declines in rising interest rate environments, and in a rising interest rate environment, there can be no assurance that our mortgage production will continue at historical levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.
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
ITEM 1B– UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois 62401. We own our corporate headquarters office building, which was built in 2011 and also houses our primary operations center. We have additional operations centers located in St. Louis, Missouri and Rockford, Illinois, supporting our banking and wealth management businesses. At December 31, 2022, the Bank operated a total of 53 full-service banking centers, including 42 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 44 were owned, and we leased 9 from unaffiliated third parties.
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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholders
As of February 14, 2023, the Company had 1,107 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol MSBI, was $26.02 per share.
Stock Performance Graph
The following graph compares Company's five year cumulative shareholder returns with the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2017 and reinvestment of all quarterly dividends. Measurement points are the last trading day of the second quarter and fourth quarter of each subsequent year through December 31, 2022. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Comparison of Total Return Since 12/31/17

$250
$200
$150
$100
$50
$0
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/21
Midland States Bancorp, Inc.
Nasdaq Composite
S&P U.S. Small Cap Banks

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2022	—	$—	—	$18,565,174
November 1 - 30, 2022	23,620	27.80	—	18,565,174
December 1 - 31, 2022	—	—	—	25,000,000
Total	23,620	$27.80	—	$25,000,000
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on August 6, 2019, and has amended the program on several occasions. On December 6, 2022, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2023. The previous repurchase plan terminated on December 31, 2022. Stock repurchases under these programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2022, 2,996,778 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $56.4 million.

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
Overview
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, and trust and investment management services and insurance and financial planning services. As of December 31, 2022, we had assets of $7.86 billion, deposits of $6.36 billion and shareholders’ equity of $758.6 million.
Our strategic plan is focused on building a performance-based, customer-centric culture, creating revenue diversification, seeking accretive acquisitions, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, on June 17, 2022, the Company completed its acquisition of the deposits and certain loans and other assets associated with FNBC's branches in

Mokena and Yorkville, Illinois. The Company acquired $79.8 million in assets, including $60.3 million in cash and $16.6 million in loans, and assumed $79.8 million in deposits. On June 1, 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust, a trust company based in Chicago, Illinois. Additional information on recent acquisitions is presented in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.
Our principal lines of business include traditional community banking and wealth management. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and has $3.51 billion of assets under administration as of December 31, 2022.
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
Credit Reserves. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against estimated losses in our loan portfolio. Our allowance for credit losses on loans totaled $61.1 million, or 0.97% of total loans, and $51.1 million, or 0.98% of total loans, at December 31, 2022 and 2021, respectively.
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

Additional Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations and financial condition in 2022 and 2021, and may affect the comparability of financial information we report in future fiscal periods.
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
Termination of hedged interest rate swaps. On October 24, 2022, the Company terminated the $140.0 million notional amount of future starting pay-fixed, receive-variable interest rate swaps on certain Federal Home Loan Bank ("FHLB") or other fixed-rate advances. The Company realized a $17.5 million net gain upon termination.
Commercial FHA Mortgage Loan Servicing Rights. During the third quarter of 2022, we committed to a plan to sell the commercial servicing rights asset and transferred $24.0 million of commercial FHA loan servicing rights to held for sale. Servicing rights held for sale are recorded at the lower of their carrying amount or fair value less estimated costs to sell. Impairment expense of $1.3 million and losses on mortgage servicing rights held for sale of $3.3 million was recognized in 2022.
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
Redemption of Subordinated Notes. On October 15, 2022, the Company redeemed the outstanding Fixed-to-Floating Rate Subordinated Notes due October 15, 2027, having an aggregate principal amount of $40.0 million, in accordance with the terms of the notes. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The interest rate on the subordinated notes was 6.25%.
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
FHLB Advance Prepayments. During 2021, the Company pre-paid FHLB advances of $50.0 million in the first quarter, $85.0 million in the second quarter and $130.0 million in the fourth quarter. As a result, we paid prepayment fees of $8.5 million in 2021.
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
Purchased Loans. Our net interest margin benefits from accretion income associated with purchase accounting discounts established on the purchased loans included in our acquisitions. Our reported net interest margins for 2022 and 2021 were 3.57% and 3.33%, respectively. Accretion income associated with accounting discounts established on loans acquired totaled $2.0 million and $4.3 million in 2022 and 2021, respectively, increasing the reported net interest margins by 3 and 7 basis points for each respective period.

Results of Operations
For discussion of the results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020, refer to Item 7 of the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on February 25, 2022.
Overview. The following table sets forth condensed income statement information of the Company for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Income Statement Data:
Interest income	$301,755	$237,817	$244,888
Interest expense	56,020	30,142	45,752
Net interest income	245,735	207,675	199,136
Provision for credit losses	20,126	3,393	44,361
Noninterest income	79,891	69,899	61,249
Noninterest expense	175,662	175,069	184,010
Income before income taxes	129,838	99,112	32,014
Income taxes	30,813	17,795	9,477
Net income	99,025	81,317	22,537
Preferred dividends	3,169	—	—
Net income available to common shareholders	$95,856	$81,317	$22,537
Per Share Data:
Basic earnings per common share	$4.24	$3.58	$0.95
Diluted earnings per common share	4.23	3.57	0.95
Performance Metrics:
Return on average assets	1.31%	1.18%	0.35%
Return on average shareholders' equity	14.40%	12.65%	3.55%
In 2022, we generated net income available to common shareholders of $95.9 million, or $4.23 per diluted share, compared to net income of $81.3 million, or $3.57 per diluted share in 2021. Earnings in 2022 increased primarily due to a $38.1 million increase in net interest income and a $10.0 million increase in noninterest income. These results were partially offset by a $16.7 million increase in provision for credit losses, a $0.6 million increase in noninterest expense and a $13.0 million increase in income tax expense. These are discussed in further detail below.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for 2022 and 2021.
On December 14, 2022, the Federal Reserve announced an increase to its benchmark federal-funds rate by 0.50% to a range between 4.25% and 4.50%. Along with the increase came an indication that the Federal Reserve expects to keep rates higher through next year, with no reductions until 2024. This was the seventh rate increase announced in 2022. The year began with a federal-funds rate range of 0.00%-0.25%.
In 2022, net interest income, on a tax-equivalent basis, increased to $247.0 million with a tax-equivalent net interest margin of 3.57% compared to net interest income, on a tax-equivalent basis, of $209.2 million and a tax-equivalent net interest margin of 3.33% in 2021.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2022, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2022			2021			2020
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield / Rate
Interest-earning assets:
Federal funds sold and cash investments	$256,221	$3,907	1.52%	$518,804	$728	0.14%	$433,965	$1,479	0.34%
Investment securities:
Taxable investment securities	694,269	15,801	2.28	646,079	13,898	2.15	533,985	14,789	2.77
Investment securities exempt from federal income tax (1)	104,949	3,476	3.31	130,495	4,222	3.24	119,612	4,471	3.74
Total securities	799,218	19,277	2.41	776,574	18,120	2.33	653,597	19,260	2.95
Loans:
Loans (2)	5,743,525	274,617	4.78	4,821,718	213,922	4.44	4,622,651	217,459	4.70
Loans exempt from federal income tax (1)	67,878	2,635	3.88	81,730	3,127	3.38	99,173	3,937	3.97
Total loans	5,811,403	277,252	4.77	4,903,448	217,049	4.43	4,721,824	221,396	4.69
Loans held for sale	12,669	404	3.19	37,638	1,115	2.96	52,233	1,881	3.60
Nonmarketable equity securities	38,543	2,198	5.70	47,045	2,348	4.99	49,623	2,638	5.32
Total earning assets	6,918,054	303,038	4.38%	6,283,509	239,360	3.81%	5,911,242	246,654	4.17%
Noninterest-earning assets	618,593			598,083			617,984
Total assets	$7,536,647			$6,881,592			$6,529,226
Interest-bearing liabilities:
Checking and money market deposits	$2,877,392	$31,156	1.08%	$2,467,288	$3,020	0.12%	$2,330,657	$7,879	0.34%
Savings deposits	703,341	540	0.08	655,735	164	0.02	567,398	245	0.04
Time deposits	625,307	4,161	0.67	690,558	7,373	1.07	712,344	12,760	1.79
Brokered deposits	16,592	204	1.23	32,419	400	1.23	24,387	614	2.52
Total interest-bearing deposits	4,222,632	36,061	0.85	3,846,000	10,957	0.28	3,634,786	21,498	0.59
Short-term borrowings	58,688	104	0.18	68,986	86	0.12	60,306	178	0.30
FHLB advances and other borrowings	355,282	9,335	2.63	473,371	8,443	1.78	650,683	12,033	1.85
Subordinated debt	131,203	7,495	5.71	153,126	8,705	5.68	169,748	9,730	5.73
Trust preferred debentures	49,678	3,025	6.09	49,098	1,951	3.97	48,554	2,313	4.76
Total interest-bearing liabilities	4,817,483	56,020	1.16%	4,590,581	30,142	0.66%	4,564,077	45,752	1.00%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,965,749			1,568,005			1,255,031
Other noninterest-bearing liabilities	65,539			80,308			75,123
Total noninterest-bearing liabilities	2,031,288			1,648,313			1,330,154
Shareholders’ equity	687,876			642,698			634,995
Total liabilities and shareholders’ equity	$7,536,647			$6,881,592			$6,529,226
Net interest income / net interest margin (3)		$247,018	3.57%		$209,218	3.33%		$200,902	3.40%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a statutory federal income tax rate of 21%. Tax-equivalent adjustments totaled $1.3 million, $1.5 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	Year Ended December 31, 2022 compared with Year Ended December 31, 2021			Year Ended December 31, 2021 compared with Year Ended December 31, 2020
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$(2,186)	$5,365	$3,179	$203	$(954)	$(751)
Investment securities:
Taxable investment securities	1,066	837	1,903	2,758	(3,649)	(891)
Investment securities exempt from federal income tax	(836)	90	(746)	379	(628)	(249)
Total securities	230	927	1,157	3,137	(4,277)	(1,140)
Loans:
Loans	42,486	18,209	60,695	9,098	(12,635)	(3,537)
Loans exempt from federal income tax	(534)	42	(492)	(679)	(131)	(810)
Total loans	41,952	18,251	60,203	8,419	(12,766)	(4,347)
Loans held for sale	(768)	57	(711)	(479)	(287)	(766)
Nonmarketable equity securities	(455)	305	(150)	(133)	(157)	(290)
Total earning assets	$38,773	$24,905	$63,678	$11,147	$(18,441)	$(7,294)
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$2,471	$25,665	$28,136	$314	$(5,173)	$(4,859)
Savings deposits	24	352	376	31	(112)	(81)
Time deposits	(565)	(2,647)	(3,212)	(312)	(5,075)	(5,387)
Brokered deposits	(196)	—	(196)	151	(365)	(214)
Total interest-bearing deposits	1,734	23,370	25,104	184	(10,725)	(10,541)
Short-term borrowings	(16)	34	18	19	(111)	(92)
FHLB advances and other borrowings	(2,610)	3,502	892	(3,221)	(369)	(3,590)
Subordinated debt	(1,250)	40	(1,210)	(949)	(76)	(1,025)
Trust preferred debentures	29	1,045	1,074	24	(386)	(362)
Total interest-bearing liabilities	(2,113)	27,991	25,878	(3,943)	(11,667)	(15,610)
Net interest income	$40,886	$(3,086)	$37,800	$15,090	$(6,774)	$8,316
Interest Income. Interest income, on a tax-equivalent basis, increased $63.7 million to $303.0 million in 2022 as compared to 2021 primarily due to the growth in our average loan balances. The yield on earning assets increased 57 basis points to 4.38% from 3.81%, due to the impact of both the growth in earning assets and the increase in market interest rates.
Average earning assets increased to $6.92 billion in 2022 from $6.28 billion in 2021. An increase in average loans of $908.0 million was partially offset by a decrease of $262.6 million in federal funds sold and cash investments.
Average commercial loans decreased $24.6 million for the twelve months ended December 31, 2022 compared to the same period of 2021. Commercial FHA warehouse lines and Paycheck Protection Program ("PPP") loans accounted for $95.9 million and $127.1 million, respectively, of this decrease. Excluding the changes in the commercial FHA warehouse line and PPP loan portfolios, average commercial loans increased $198.4 million in 2022 compared to 2021.
Average commercial real estate loans increased in 2022 by $707.5 million, compared to 2021. Average balances in our consumer loans, construction loans and lease portfolios also increased by $198.4 million, $21.1 million and $35.7 million, respectively, compared to the prior year. These increases were partially offset by payoffs and repayments in the residential real estate portfolio. Consumer loan growth was primarily the result of our new relationship with an additional consumer loan origination firm and our continuing relationship with GreenSky. On January 24, 2023, we notified GreenSky of our intent to terminate our participation in their loan origination program in October 2023, our required notice period. Following the termination, GreenSky is expected to continue servicing all loans originated through the program.
Interest Expense. Interest expense increased $25.9 million to $56.0 million in 2022 compared to 2021. The cost of interest-bearing liabilities increased to 1.16% in 2022 compared to 0.66% for the prior year due to the increase in deposit costs as a result of the rate increases enacted by the Federal Reserve.
Interest expense on deposits increased to $36.1 million in 2022 from $11.0 million in 2021. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $376.6 million, or 9.8%, to $4.22 billion for the year ended December 31, 2022 compared to 2021. The increase in volume was attributable to increases of retail deposits, commercial deposits and brokered deposits of $97.2 million, $107.8 million and $65.1 million, respectively. In addition, our Insured Cash Sweep product balances increased $78.1 million.

Interest expense on FHLB advances and other borrowings increased $0.9 million for the year ended December 31, 2022, from the comparable period in 2021. While average balances decreased $118.1 million in 2022 compared to 2021, this was offset by interest rate increases throughout 2022.

Interest expense on subordinated debt decreased $1.2 million in 2022 from 2021 primarily due to the redemption of $40.0 million of subordinated debt on October 15, 2022. The interest rate on the subordinated notes was 6.25%. In addition, the Company redeemed $31.1 million of subordinated debt on June 18, 2021. The interest rate on these redeemed notes was 4.54%.

Interest expense on trust preferred debentures increased $1.1 million in 2022 compared to 2021 due to interest rate increases, as these debt instruments reprice quarterly.
Provision for Credit Losses. The Company's provision for credit losses was $20.1 million in 2022. The provision for credit losses on loans and unfunded commitments was $18.8 million and $1.6 million, respectively, partially offset by the recognition of expense reversal of $0.2 million related to investment securities. Provision expense recognized in 2021 totaled $3.4 million, with $4.0 million attributable to loans and expense reversals of $0.4 million related to unfunded loan commitments and $0.1 million related to investment securities. The increase in the provision for credit losses on loans in 2022 compared to prior year was primarily due to the growth of and mix in our loan portfolio coupled with a declining economic forecast.
The provision for credit losses on loans recognized during 2022 and 2021 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Noninterest Income. The following table sets forth the major components of our noninterest income for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,			2022 Compared to 2021		2021 Compared to 2020
(dollars in thousands)	2022	2021	2020	Increase (decrease)		Increase (decrease)
Noninterest income:
Wealth management revenue	$25,708	$26,811	$22,802	$(1,103)	(4.1)%	$4,009	17.6%
Commercial FHA revenue	1,663	1,414	6,007	249	17.6	(4,593)	(76.5)
Residential mortgage banking revenue	1,509	5,526	9,812	(4,017)	(72.7)	(4,286)	(43.7)
Service charges on deposit accounts	9,480	8,348	8,603	1,132	13.6	(255)	(3.0)
Interchange revenue	13,879	14,500	12,266	(621)	(4.3)	2,234	18.2
(Loss) gain on sales of investment securities, net	(230)	537	1,721	(767)	(142.8)	(1,184)	(68.8)
Gain on termination of hedged interest rate swaps	17,531	2,159	—	15,372	712.0	2,159	100.0
Impairment on commercial mortgage servicing rights	(1,263)	(7,532)	(12,337)	6,269	(83.1)	4,805	(38.9)
Company-owned life insurance	3,584	4,496	3,581	(912)	(20.3)	915	25.6
Other income	8,030	13,640	8,794	(5,610)	(41.1)	4,846	55.1
Total noninterest income	$79,891	$69,899	$61,249	$9,992	14.3%	$8,650	14.1%
Wealth management revenue. Income from our wealth management business for 2022 totaled $25.7 million as compared to $26.8 million in the same period of 2021. Assets under administration decreased to $3.51 billion at December 31, 2022 from $4.10 billion at December 31, 2021, primarily due to a decline in market performance in 2022 and a resulting decrease in revenue.
Residential mortgage banking revenue. Residential mortgage banking revenue for 2022 totaled $1.5 million, compared to $5.5 million in 2021, primarily attributable to a decrease in production. Loans originated for sale into the secondary market in 2022 totaled $77.0 million, with 19% representing refinance transactions versus purchase transactions. Similar loans originated during the prior year totaled $211.6 million with 48% representing refinance transactions.
Impairment of commercial mortgage servicing rights. Impairment of commercial mortgage servicing rights was $1.3 million for 2022 compared to $7.5 million for 2021. The impairment resulted from loan prepayments as borrowers refinanced their loans in the then current low interest rate environment. During the third quarter of 2022, we committed to a plan to sell the servicing rights asset associated with this portfolio and transferred $24.0 million of commercial FHA loan servicing rights to held for sale. Servicing rights held for sale are recorded at the lower of their carrying amount or fair value less estimated costs to sell. Loans serviced for others totaled $2.26 billion and $2.65 billion at December 31, 2022 and 2021, respectively.
Company owned life insurance. In the fourth quarter of 2021, the Company recognized $1.1 million of death benefits due to the passing of its former CEO and President.
Other noninterest income. Other income totaled $8.0 million for 2022, a decrease of $5.6 million, as compared to 2021. In 2021, the Company recognized $4.2 million of unrealized income on equity investments in FinTech-related venture capital funds and SBIC limited partnerships.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			2022 Compared to 2021		2021 Compared to 2020
(dollars in thousands)	2022	2021	2020	Increase (decrease)		Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$90,305	$86,883	$85,557	$3,422	3.9%	$1,326	1.5%
Occupancy and equipment	14,842	14,866	17,552	(24)	(0.2)	(2,686)	(15.3)
Data processing	24,350	24,595	22,643	(245)	(1.0)	1,952	8.6
Professional	6,907	10,971	7,234	(4,064)	(37.0)	3,737	51.7
Marketing	3,318	3,239	3,498	79	2.4	(259)	(7.4)
Communications	2,382	3,002	4,052	(620)	(20.7)	(1,050)	(25.9)
Loan expense	4,586	2,014	2,504	2,572	127.7	(490)	(19.6)
Amortization of intangible assets	5,410	5,855	6,504	(445)	(7.6)	(649)	(10.0)
Other real estate owned	5,188	1,277	2,155	3,911	306.3	(878)	(40.7)
Loss on mortgage servicing rights held for sale	3,250	222	1,692	3,028	1,364.0	(1,470)	(86.9)
Impairment related to facilities optimization	—	—	12,847	—	—	(12,847)	(100.0)
Federal Home Loan Bank advances prepayment fees	—	8,536	4,872	(8,536)	(100.0)	3,664	75.2
Other expense	15,124	13,609	12,900	1,515	11.1	709	5.5
Total noninterest expense	$175,662	$175,069	$184,010	$593	0.3%	$(8,941)	(4.9)%
    Salaries and employee benefits. For the year ended December 31, 2022, salaries and employee benefits expense increased $3.4 million as compared to 2021, primarily due to a modest increase in staffing levels in 2022. The Company employed 935 employees at December 31, 2022 compared to 907 employees at December 31, 2021.
Professional fees. For the year ended December 31, 2022, professional fees decreased $4.1 million as compared to the same period in 2021. In 2021, the Company incurred $3.6 million of consulting and legal expenses related to the settlement of a tax issue, as previously discussed.
Other Real Estate Owned. For the year ended December 31, 2022, the Company recorded impairment charges on two properties totaling $4.3 million compared to impairment expense of $0.5 million in 2021.
Loss on mortgage servicing rights held for sale. During the third quarter of 2022, the Company committed to a plan to sell the servicing rights asset associated with this portfolio and transferred $24.0 million of commercial FHA loan servicing rights to held for sale. During the fourth quarter, we recognized a loss of $3.3 million on this asset.
Other expense. For the year ended December 31, 2022, other expense increased $1.5 million as compared to 2021, primarily as a result of increased business activities.
Income Tax Expense. Income tax expense was $30.8 million for the year ended December 31, 2022, as compared to $17.8 million for the year ended December 31, 2021. The resulting effective tax rates were 23.7% and 18.0% for the years ended December 31, 2022 and 2021, respectively. The Company's income tax expense and related effective tax rate for the year ended December 31, 2021 benefited from the $6.8 million in settlements related to the treatment of gains recognized on FDIC-assisted transactions discussed earlier.
Financial Condition
Assets. Total assets increased to $7.86 billion at December 31, 2022, as compared to $7.44 billion at December 31, 2021.
Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2022, 2021 and 2020:

	December 31,
	2022		2021		2020
(dollars in thousands)	Book Value	%	Book Value	%	Book Value	%
Loans:
Commercial:
Equipment finance loans	$616,751	9.8%	$521,973	10.0%	$451,437	8.8%
Equipment finance leases	491,744	7.8	423,280	8.1	410,064	8.0
Commercial FHA lines	25,029	0.4	91,927	1.8	273,298	5.4
SBA PPP loans	1,916	—	52,477	1.0	184,401	3.6
Other commercial loans	870,878	13.8	783,811	14.9	776,439	15.2
Total commercial loans and leases	2,006,318	31.8	1,873,468	35.8	2,095,639	41.1
Commercial real estate	2,433,159	38.6	1,816,828	34.8	1,525,973	29.9
Construction and land development	320,882	5.1	193,749	3.7	172,737	3.4
Residential real estate	366,094	5.8	338,151	6.5	442,880	8.7
Consumer	1,180,014	18.7	1,002,605	19.2	866,102	17.0
Total loans, gross	6,306,467	100.0%	5,224,801	100.0%	5,103,331	100.0%
Allowance for credit losses on loans	(61,051)		(51,062)		(60,443)
Total loans, net	$6,245,416		$5,173,739		$5,042,888

Total loans increased $1.08 billion to $6.31 billion at December 31, 2022, as compared to December 31, 2021. The loan growth was primarily reflected in our commercial loans and leases, commercial real estate and consumer portfolios, which increased $132.9 million, $616.3 million and $177.4 million, respectively. These increases were offset in part by payoffs and repayments in the residential real estate portfolio.
Commercial loans and leases, which includes commercial FHA warehouse lines and PPP loans, increased $132.9 million to $2.01 billion at December 31, 2022, as compared to December 31, 2021. Advances on commercial FHA warehouse lines decreased $66.9 million to $25.0 million at December 31, 2022. PPP loans at December 31, 2022, totaled $1.9 million, a decrease of $50.6 million from December 31, 2021. Excluding the decreases in PPP loans and commercial FHA warehouse lines, commercial loans and leases increased $250.3 million, primarily from our equipment financing business.
Consumer loans increased $177.4 million primarily as a result of our new relationship with an additional consumer loan origination firm and our continuing relationship with GreenSky. On January 24, 2023, the Company notified GreenSky that, effective October 21, 2023, the Company would terminate its participation in GreenSky’s loan origination program. Following the termination, GreenSky is expected to continue servicing all loans originated through the program.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2022:

	December 31, 2022
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$94,832	$435,129	$630,489	$54,816	$199,600	$95,589	$—	$4,119	$1,514,574
Commercial real estate	182,324	168,831	900,573	527,826	424,707	200,949	5,692	22,257	2,433,159
Construction and land development	4,499	79,585	81,639	97,701	24,406	29,636	1,022	2,394	320,882
Total commercial loans	281,655	683,545	1,612,701	680,343	648,713	326,174	6,714	28,770	4,268,615
Residential real estate	1,718	5,197	8,097	17,928	31,511	39,576	146,449	115,618	366,094
Consumer	1,762	3,141	1,154,339	561	20,211	—	—	—	1,180,014
Lease financing	11,634	—	362,685	—	117,425	—	—	—	491,744
Total loans	$296,769	$691,883	$3,137,822	$698,832	$817,860	$365,750	$153,163	$144,388	$6,306,467
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $61.1 million, or 0.97% of total loans, at December 31, 2022 compared to $51.1 million, or 0.98% of total loans, at December 31, 2021. The following table allocates the allowance for credit losses on loans by loan category:

	December 31,
	2022		2021		2020
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)	Allowance	% (1)
Commercial	$14,639	0.97%	$14,375	0.99%	$19,851	1.18%
Commercial real estate	29,290	1.20	22,993	1.27	25,465	1.67
Construction and land development	2,435	0.76	972	0.50	1,433	0.83
Total commercial loans	46,364	1.09	38,340	1.11	46,749	1.38
Residential real estate	4,301	1.17	2,695	0.80	3,929	0.89
Consumer	3,599	0.30	2,558	0.26	2,338	0.27
Lease financing	6,787	1.38	7,469	1.76	7,427	1.81
Total allowance for credit losses on loans	$61,051	0.97%	$51,062	0.98%	$60,443	1.18%
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
The allowance allocated to commercial loans totaled $14.6 million, or 0.97% of total commercial loans, at December 31, 2022, compared to $14.4 million, or 0.99%, at December 31, 2021. Modeled expected credit losses increased $1.1 million and qualitative factor ("Q-Factor") adjustments related to commercial loans increased $2.1 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis decreased from $2.9 million at December 31, 2021 to $0 at December 31, 2022.
The allowance allocated to commercial real estate loans totaled $29.3 million, or 1.20% of total commercial real estate loans, at December 31, 2022 compared to $23.0 million, or 1.27% of total commercial real estate loans, at December 31, 2021. Modeled expected credit losses related to commercial real estate loans decreased $0.3 million and Q-Factor adjustments related to commercial real estate loans increased $5.2 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $0.1 million at December 31, 2021 to $1.5 million at December 31, 2022.
The allowance allocated to construction and land development loans totaled $2.4 million, or 0.76% of total construction and land development loans, at December 31, 2022, compared to $1.0 million, or 0.50%, at December 31, 2021. Modeled expected credit losses increased $0.6 million and Q-Factor adjustments related to construction and land development loans increased $0.9 million.
The allowance allocated to residential real estate loans totaled $4.3 million, or 1.17% of total residential real estate loans, at December 31, 2022, compared to $2.7 million, or 0.80%, at December 31, 2021. Modeled expected credit losses increased $1.1 million and Q-Factor adjustments related to residential real estate loans increased $0.5 million.
As previously stated, the overall loan portfolio increased $1.08 billion, or 20.7%, which included a $616.3 million, or 33.9%, increase in commercial real estate loans and a $250.3 million, or 14.5%, increase in commercial loans, excluding commercial FHA warehouse lines and PPP loans. The weighted average risk grade for commercial and industrial loans of 4.36 at December 31, 2022, improved from 4.53 at December 31, 2021. The weighted-average risk grade for commercial real estate loans also decreased slightly to 4.87 at December 31, 2022 from 5.02 at December 31, 2021.
In estimating expected credit losses as of December 31, 2022, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) year over year change in U.S. gross domestic product ranging from -0.5% to 1.3% over the next three quarters; (ii) U.S. unemployment rate increasing to 4.7% by the fourth quarter of 2023 with Illinois unemployment rates higher at 6.0%; and (iii) an average 10 year Treasury rate forecasted at 3.10% in the fourth quarter of 2023. These economic metrics forecast a slowing economy in 2023.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2022, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 50 basis points of total loans, increasing from 43 basis points at December 31, 2021. The Q-Factor adjustment at December 31, 2022 was based primarily on declining economic conditions, including rising inflation fears and an increasing risk of recession and the impact of rising fuel prices on businesses and consumers.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the years ended 2022, 2021, and 2020:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance, beginning of period	$51,062	$60,443	$28,028
Charge-offs:
Commercial	4,121	6,465	5,589
Commercial real estate	4,106	3,524	13,637
Construction and land development	6	448	376
Residential real estate	344	398	522
Consumer	1,229	1,158	1,624
Lease financing	1,297	3,427	3,706
Total charge-offs	11,103	15,420	25,454
Recoveries:
Commercial	401	341	147
Commercial real estate	7	21	324
Construction and land development	30	221	107
Residential real estate	252	249	184
Consumer	457	514	645
Lease financing	1,148	743	530
Total recoveries	2,295	2,089	1,937
Net charge-offs	8,808	13,331	23,517
Provision for credit losses on loans	18,797	3,950	43,149
Impact of adopting ASC 326	—	—	8,546
Impact of adopting ASC 326 - PCD loans	—	—	4,237
Balance, end of period	$61,051	$51,062	$60,443
Gross loans, end of period	$6,306,467	$5,224,801	$5,103,331
Average total loans	$5,811,403	$4,903,447	$4,721,823
Net charge-offs to average loans	0.15%	0.27%	0.50%
Allowance for credit losses to total loans	0.97%	0.98%	1.18%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs for 2022 totaled $8.8 million, compared to $13.3 million for 2021. Net charge-offs to average loans were 0.15% and 0.27% for 2022 and 2021, respectively.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Deferrals related to COVID-19 are not included as TDRs as of December 31, 2022 and December 31, 2021. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

	December 31,
(dollars in thousands)	2022	2021	2020
Nonperforming loans:
Commercial	$7,853	$12,261	$7,995
Commercial real estate	29,602	19,175	27,269
Construction and land development	229	120	2,863
Residential real estate	8,449	7,912	13,030
Consumer	921	208	303
Lease financing	2,369	2,904	2,610
Total nonperforming loans	49,423	42,580	54,070
Other real estate owned and other repossessed assets	8,401	14,488	21,362
Nonperforming assets	$57,824	$57,068	$75,432
Nonperforming loans to total loans	0.78%	0.81%	1.06%
Nonperforming assets to total assets	0.74%	0.77%	1.10%
Allowance for credit losses to nonperforming loans	123.53%	119.92%	111.79%
We did not recognize interest income on nonaccrual loans during the years ended December 31, 2022 or 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.8 million and $2.7 million for the year ended December 31, 2022 and 2021 respectively. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $0.1 million during each of the years ended December 31, 2022 and 2021.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
December 31, 2022	$12,693	$9,579	$42,770	$82,949	$210	$8,415	$156,616
December 31, 2021	28,248	20,413	46,295	108,634	5,235	1,336	210,161
December 31, 2020	43,890	29,708	83,424	166,769	454	11,176	335,421
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 decreased $26.4 million to $22.3 million as of December 31, 2022, compared to $48.7 million as of December 31, 2021. Commercial real estate loans with a risk rating of 7 or 8 decreased $29.2 million to $125.7 million as of December 31, 2022, compared to $154.9 million as of December 31, 2021, primarily due to risk rating upgrades within the portfolio.
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table sets forth the book value and percentage of each category of investment securities at December 31, 2022, 2021 and 2020. The book value for investment securities classified as available for sale is equal to fair market value.

	December 31,
	2022		2021		2020
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$81,230	10.6%	$64,917	7.2%	$—	—%
U.S. government sponsored entities and U.S. agency securities	37,509	4.9	33,817	3.7	35,567	5.2
Mortgage-backed securities - agency	448,150	58.3	440,270	48.5	344,577	50.9
Mortgage-backed securities - non-agency	20,754	2.7	28,706	3.2	20,744	3.1
State and municipal securities	94,636	12.3	143,099	15.8	129,765	19.2
Corporate securities	85,955	11.2	195,794	21.6	146,058	21.6
Total investment securities, available for sale, at fair value	$768,234	100.0%	$906,603	100.0%	$676,711	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2022. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$10,210	1.3%	0.63%
Maturing in one to five years	71,020	9.3	1.83
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$81,230	10.6%	1.69%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$10,053	1.3%	4.80%
Maturing in one to five years	15,630	2.0	1.18
Maturing in five to ten years	11,826	1.6	1.77
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$37,509	4.9%	2.25%

Mortgage-backed securities - agency:
Maturing within one year	$2,896	0.4%	3.02%
Maturing in one to five years	132,438	17.2	2.50
Maturing in five to ten years	202,122	26.3	2.44
Maturing after ten years	110,694	14.4	1.85
Total mortgage-backed securities - agency	$448,150	58.3%	2.30%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	20,754	2.7	2.55
Total mortgage-backed securities - non-agency	$20,754	2.7%	2.55%

State and municipal securities (1):
Maturing within one year	$11,888	1.5%	5.00%
Maturing in one to five years	26,099	3.4	3.54
Maturing in five to ten years	32,599	4.3	2.52
Maturing after ten years	24,050	3.1	2.86
Total state and municipal securities	$94,636	12.3%	3.16%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	9,658	1.3	3.57
Maturing in five to ten years	76,297	9.9	3.41
Maturing after ten years	—	—	—
Total corporate securities	$85,955	11.2%	3.43%
Total investment securities, available for sale	$768,234	100.0%	2.47%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at December 31, 2022.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$86,313	$81,230	$80,986	$244	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	41,775	37,509	33,430	4,079	—	—	—	—
Mortgage-backed securities - agency	522,028	448,150	12	448,138	—	—	—	—
Mortgage-backed securities - non-agency	24,922	20,754	20,754	—	—	—	—	—
State and municipal securities	102,719	94,636	6,511	76,105	1,322	992	—	9,706
Corporate securities	95,266	85,955	—	—	31,401	52,139	—	2,415
Total investment securities, available for sale	$873,023	$768,234	$141,693	$528,566	$32,723	$53,131	$—	$12,121
Cash and Cash Equivalents. Cash and cash equivalents decreased $530.1 million to $150.3 million at December 31, 2022 compared to December 31, 2021, as the excess liquidity was used to fund loan growth during the year.
Loans Held for Sale. Loans held for sale totaled $1.3 million at December 31, 2022, comprised entirely of residential real estate loans, compared to $32.0 million at December 31, 2021, comprised of $19.2 million of commercial real estate and $12.8 million of residential real estate loans.
Liabilities. At December 31, 2022, liabilities totaled $7.10 billion compared to $6.78 billion at December 31, 2021.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $254.0 million to $6.36 billion at December 31, 2022, as compared to December 31, 2021. Deposits acquired in the second quarter of 2022 from FNBC totaled $79.8 million. Increases in interest-bearing checking and money market accounts of $257.4 million and $315.0 million, respectively, during this period, were partially offset by a decrease in noninterest-bearing demand account balances.
Noninterest-bearing demand accounts decreased $309.9 million to $1.94 billion at December 31, 2022, compared to December 31, 2021, as servicing deposits decreased $374.7 million. Interest-bearing checking accounts and money market accounts increased $257.4 million and $315.0 million, respectively, from December 31, 2021 to December 31, 2022. These increases were the result of strategic relationships with non-bank financial services companies, consumers' flight to safety from the equities markets and increasing deposit rates in response to the rate increases announced by the Federal Reserve.

	December 31,
(dollars in thousands)	2022		2021		2020
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Noninterest-bearing demand	$1,935,773	30.4%	$2,245,701	36.8%	$1,469,579	28.8%
Interest-bearing:
Checking	1,920,458	30.2	1,663,021	27.2	1,568,888	30.8
Money market	1,184,101	18.6	869,067	14.2	785,871	15.4
Savings	661,932	10.4	679,115	11.1	597,966	11.7
Time	662,388	10.4	653,744	10.7	678,712	13.3
Total deposits	$6,364,652	100.0%	$6,110,648	100.0%	$5,101,016	100.0%

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022		2021		2020
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposits:
Noninterest-bearing demand	$1,965,749	—	$1,568,005	—	$1,255,031	—
Interest-bearing:
Checking	1,828,886	1.23%	1,645,880	0.14%	1,499,199	0.27%
Money market	1,048,506	0.82	821,408	0.09	831,458	0.46
Savings	703,341	0.08	655,735	0.02	567,398	0.04
Time, insured	493,751	0.62	551,748	1.12	611,570	1.78
Time, uninsured	131,556	0.83	138,810	0.88	100,774	1.88
Time, brokered	16,592	1.23	32,419	1.23	24,387	2.52
Total interest-bearing	4,222,632	0.85	3,846,000	0.28	3,634,786	0.59
Total deposits	$6,188,381	0.58%	$5,414,005	0.20%	$4,889,817	0.44%
    The following table sets forth the maturity of uninsured time deposits as of December 31, 2022:

(dollars in thousands)	Amount
Three months or less	$15,862
Three to six months	19,795
Six to 12 months	28,753
After 12 months	54,181
Total	$118,591
    Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and securities sold under agreements to repurchase, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings were $42.3 million at December 31, 2022 compared to $76.8 million at December 31, 2021. The weighted average interest rate on our short-term borrowings was 0.26% and 0.13% at December 31, 2022 and 2021, respectively.
Subordinated Debt. Subordinated debt totaled $99.8 million and $139.1 million as of December 31, 2022 and 2021, respectively. On October 15, 2022, the Company redeemed the outstanding fixed-to-floating rate subordinated notes due October 15, 2027, having an aggregate principal amount of $40.0 million, in accordance with the terms of the notes. The interest rate on the subordinated notes was 6.25%.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity increased $94.7 million to $758.6 million at December 31, 2022 as compared to December 31, 2021. The Company generated net income of $99.0 million during 2022. Offsetting this increase to shareholders’ equity were dividends to common shareholders of $25.9 million, dividends to preferred shareholders of $3.2 million, stock repurchases of $1.1 million and a decrease in accumulated other comprehensive loss of $89.0 million. In addition, the Company completed its preferred stock offering in August 2022, generating net proceeds of $110.5 million as described in Note 17. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include providing capital to support its organic growth or growth through strategic acquisitions, repaying or redeeming outstanding indebtedness, financing investments, capital expenditures, repurchasing shares of its common stock and for further investments in the Bank as regulatory capital.

The Company had a share repurchase program, whereby the Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock. This program terminated December 31, 2022. As of December 31, 2022, $56.4 million, or 2,996,778 shares of the Company’s common stock, had been repurchased under the program. On December 6, 2022, the Company’s Board of Directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2023.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $46.1 million and $78.3 million at December 31, 2022 and December 31, 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $12.2 million and $55.9 million at December 31, 2022 and December 31, 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $14.3 million and $64.8 million at December 31, 2022 and December 31, 2021, respectively. There were no outstanding borrowings under these lines at December 31, 2022 and December 31, 2021.
At December 31, 2022, the Company had available federal funds lines of credit totaling $394.0 million, which were unused.
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at December 31, 2022, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At December 31, 2022, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at December 31, 2022:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	12.38%	10.50%	N/A
Midland States Bank	11.51	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.21	8.50	N/A
Midland States Bank	10.71	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	7.77	7.00	N/A
Midland States Bank	10.71	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.43	4.00	N/A
Midland States Bank	9.90	4.00	5.00
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
Interest Rate Risk. Interest rate risk is the risk to earnings arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).
We actively manage interest rate risk, as changes in market interest rates may have a significant impact on reported earnings. Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve consistent growth in net interest income while managing volatility arising from shifts in market interest rates. Our Board of Directors’ Risk Policy and Compliance Committee oversees interest rate risk, as well as the establishment of risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income. The Committee meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.
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
We use Net Interest Income at Risk (“NII at Risk”) to model interest rate risk utilizing various assumptions for assets, liabilities, and derivatives. NII at Risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. We use a data warehouse to study interest rate risk at a transactional level and use various ad-hoc reports to continuously refine assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed periodically.

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
December 31, 2022:
Dollar change	$(12,560)	$10,814	$21,357
Percent change	(4.2)%	3.6%	7.2%
December 31, 2021:
Dollar change	$(13,499)	$23,513	$47,028
Percent change	(6.1)%	10.6%	21.2%
December 31, 2020:
Dollar change	$(6,585)	$5,790	$10,376
Percent change	(3.1)%	2.7%	4.9%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for the -100, +100 and +200 basis point scenarios at December 31, 2022.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at December 31, 2022 projects that our earnings exhibit reduced sensitivity to changes in interest rates for all three scenarios compared to December 31, 2021.
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
The following accounting estimate materially affects our reported earnings and financial condition and requires significant judgments and assumptions. Management has reviewed this critical accounting estimate and related disclosures with our Audit Committee.
Allowance for Credit Losses on Loans. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses on loans is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the allowance for credit losses on loans, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses on loans. Such agencies may require additions to the allowance for credit losses on loans or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the level of the allowance for credit losses on loans is appropriate. See Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans of the notes to consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Midland States Bancorp, Inc.
Effingham, Illinois

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Modeling Techniques and Qualitative Factor Adjustments

As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2022, the Company’s ACL was $61,051,000, and the provision for credit losses on loans was $18,797,000 for the year then ended.

The Company employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach to estimate the ACL, which were then adjusted for qualitative factors. The estimated PD and LGD rates are applied to the estimated exposure at default to calculate expected credit losses. The Company’s ACL model utilizes regression analysis to develop default rates based on forecasted macroeconomic variables that correlate to and are predictive of losses. The methodologies utilized to develop and implement the macroeconomic factors that drive the loss estimates in the forecasting model were complex in their use of regression modeling techniques. The process involved the selection of the macroeconomic variables and the evaluation of regression analysis outputs to determine the statistical fit of the macroeconomic variables used to forecast expected credit losses. The Company also developed a qualitative analysis framework to address asset-specific risks, changes in economic and business conditions, or other risks management determines are not adequately considered by the model for each portfolio segment. Significant management judgment was applied in evaluating the qualitative factor adjustments used in the analysis.

The audit procedures over the modeling techniques used to determine loss estimates and the selection and application of the macroeconomic variables involved a high degree of auditor judgment and required significant audit effort, including the use of more experienced audit personnel and use of credit and valuation specialists due to its complexity. Additionally, the audit procedures over the qualitative factor adjustments utilized in management’s methodology involved challenging and subjective auditor judgment. Therefore, we identified auditing the ACL modeling techniques and qualitative factor adjustments as a critical audit matter.

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
◦Management’s review over the model methodologies, assumptions, judgments, and validation of inputs to the model.
◦Management’s review over the appropriateness of the framework for the qualitative factor adjustments.
◦The completeness and accuracy of internal data used in the loss estimation models and in the qualitative analysis framework.
◦Management’s review over the relevance and reliability of external data used in the loss estimation model and qualitative analysis framework.
◦The mathematical accuracy of the qualitative factor adjustments.
•Evaluated the reasonableness and appropriateness of the methodologies employed for suitability under the standard including, but not limited to, evaluating their conceptual soundness, and testing the PD models and LGD assumptions and judgments that were applied in the model.
•Tested the completeness and accuracy of internal data and relevance and reliability of external data used in the loss estimation models and in the qualitative analysis framework
•Specific to the qualitative analysis, we performed the following procedures, among others:
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

Crowe LLP

We have served as the Company’s auditor since 2017.
Oak Brook, Illinois
February 24, 2023

MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021

Assets
Cash and due from banks	$143,035	$673,297
Federal funds sold	7,286	7,074
Cash and cash equivalents	150,321	680,371
Investment securities available for sale, at fair value (allowance for credit losses of $0 and $221 at December 31, 2022 and December 31, 2021, respectively)	768,234	906,603
Equity securities, at fair value	8,626	9,529
Loans	6,306,467	5,224,801
Allowance for credit losses on loans	(61,051)	(51,062)
Total loans, net	6,245,416	5,173,739
Loans held for sale	1,286	32,045
Premises and equipment, net	78,293	79,220
Other real estate owned	6,729	12,059
Nonmarketable equity securities	46,201	36,341
Accrued interest receivable	20,313	19,470
Loan servicing rights, at lower of cost or fair value	1,205	28,865
Commercial FHA mortgage loan servicing rights held for sale	20,745	—
Goodwill	161,904	161,904
Other intangible assets, net	20,866	24,374
Company-owned life insurance	150,443	148,378
Other assets	174,919	130,907
Total assets	$7,855,501	$7,443,805

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,935,773	$2,245,701
Interest-bearing deposits	4,428,879	3,864,947
Total deposits	6,364,652	6,110,648
Short-term borrowings	42,311	76,803
Federal Home Loan Bank advances and other borrowings	460,000	310,171
Subordinated debt	99,772	139,091
Trust preferred debentures	49,975	49,374
Accrued interest payable and other liabilities	80,217	93,881
Total liabilities	7,096,927	6,779,968

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at December 31, 2022	110,548	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,214,913 and 22,050,537 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	222	221
Capital surplus	449,196	445,907
Retained earnings	282,405	212,472
Accumulated other comprehensive (loss) income, net of tax	(83,797)	5,237
Total shareholders’ equity	758,574	663,837
Total liabilities and shareholders’ equity	$7,855,501	$7,443,805
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Interest income:
Loans including fees:
Taxable	$274,617	$213,922	$217,459
Tax exempt	2,082	2,470	3,110
Loans held for sale	404	1,115	1,881
Investment securities:
Taxable	15,801	13,898	14,789
Tax exempt	2,746	3,336	3,532
Nonmarketable equity securities	2,198	2,348	2,638
Federal funds sold and cash investments	3,907	728	1,479
Total interest income	301,755	237,817	244,888
Interest expense:
Deposits	36,061	10,957	21,498
Short-term borrowings	104	86	178
Federal Home Loan Bank advances and other borrowings	9,335	8,443	12,033
Subordinated debt	7,495	8,705	9,730
Trust preferred debentures	3,025	1,951	2,313
Total interest expense	56,020	30,142	45,752
Net interest income	245,735	207,675	199,136
Provision for credit losses:
Provision for credit losses on loans	18,797	3,950	43,149
Provision for (recapture of) credit losses on unfunded commitments	1,550	(412)	846
(Recapture of) provision for other credit losses	(221)	(145)	366
Total provision for credit losses	20,126	3,393	44,361
Net interest income after provision for credit losses	225,609	204,282	154,775
Noninterest income:
Wealth management revenue	25,708	26,811	22,802
Commercial FHA revenue	1,663	1,414	6,007
Residential mortgage banking revenue	1,509	5,526	9,812
Service charges on deposit accounts	9,480	8,348	8,603
Interchange revenue	13,879	14,500	12,266
(Loss) gain on sales of investment securities, net	(230)	537	1,721
Gain on termination of hedged interest rate swaps	17,531	2,159	—
Impairment on commercial mortgage servicing rights	(1,263)	(7,532)	(12,337)
Company-owned life insurance	3,584	4,496	3,581
Other income	8,030	13,640	8,794
Total noninterest income	79,891	69,899	61,249
Noninterest expense:
Salaries and employee benefits	90,305	86,883	85,557
Occupancy and equipment	14,842	14,866	17,552
Data processing	24,350	24,595	22,643
Professional	6,907	10,971	7,234
Marketing	3,318	3,239	3,498
Communications	2,382	3,002	4,052
Loan expense	4,586	2,014	2,504
Amortization of intangible assets	5,410	5,855	6,504
Other real estate owned	5,188	1,277	2,155
Loss on mortgage servicing rights held for sale	3,250	222	1,692
Impairment related to facilities optimization	—	—	12,847
Federal Home Loan Bank advances prepayment fees	—	8,536	4,872
Other expense	15,124	13,609	12,900
Total noninterest expense	175,662	175,069	184,010
Income before income taxes	129,838	99,112	32,014
Income taxes	30,813	17,795	9,477
Net income	99,025	81,317	22,537
Preferred dividends	3,169	—	—
Net income available to common shareholders	$95,856	$81,317	$22,537
Per common share data:
Basic earnings per common share	$4.24	$3.58	$0.95
Diluted earnings per common share	$4.23	$3.57	$0.95
Weighted average common shares outstanding	22,341,498	22,481,389	23,336,881
Weighted average diluted common shares outstanding	22,395,698	22,547,353	23,346,126
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$99,025	$81,317	$22,537
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(106,927)	(12,553)	6,454
(Recapture of) provision for credit loss expense	(221)	(145)	366
Reclassification adjustment for realized net losses (gains) on sales of investment securities included in net income	230	(537)	(1,721)
Income tax effect	28,876	3,640	(1,402)
Change in investment securities available for sale, net of tax	(78,042)	(9,595)	3,697
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	2,438	6,851	403
Reclassification adjustment for gains realized in net income	(17,531)	(2,159)	—
Income tax effect	4,101	(1,291)	(111)
Change in cash flow hedges, net of tax	(10,992)	3,401	292
Other comprehensive (loss) income, net of tax	(89,034)	(6,194)	3,989
Total comprehensive income	$9,991	$75,123	$26,526
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED December 31, 2022, 2021, AND 2020
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2019	$—	$244	$488,305	$165,920	$7,442	$661,911
Cumulative effect of change in accounting principles (Note 1)	—	—	—	(7,172)	—	(7,172)
Balance at January 1, 2020	$—	$244	$488,305	$158,748	$7,442	$654,739
Net income	—	—	—	22,537	—	22,537
Other comprehensive income	—	—	—	—	3,989	3,989
Common dividends declared ($1.07 per share)	—	—	—	(24,958)	—	(24,958)
Common stock repurchased	—	(23)	(39,592)	—	—	(39,615)
Share-based compensation expense	—	—	2,175	—	—	2,175
Issuance of common stock under employee benefit plans	—	2	2,522	—	—	2,524
Balance at December 31, 2020	$—	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	—	81,317	—	81,317
Other comprehensive loss	—	—	—	—	(6,194)	(6,194)
Common dividends declared ($1.12 per share)	—	—	—	(25,172)	—	(25,172)
Common stock repurchased	—	(5)	(11,687)	—	—	(11,692)
Share-based compensation expense	—	—	1,938	—	—	1,938
Issuance of common stock under employee benefit plans	—	3	2,246	—	—	2,249
Balances, December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	—	99,025	—	99,025
Other comprehensive loss	—	—	—	—	(89,034)	(89,034)
Issuance of preferred stock, net of offering costs	110,548	—	—	—	—	110,548
Common dividends declared ($1.16 per share)	—	—	—	(25,923)	—	(25,923)
Preferred dividends	—	—	—	(3,169)	—	(3,169)
Common stock repurchased	—	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	—	2,211	—	—	2,211
Issuance of common stock under employee benefit plans	—	2	2,186	—	—	2,188
Balances, December, 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$99,025	$81,317	$22,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,126	3,393	44,361
Depreciation on premises and equipment	4,842	5,506	6,942
Amortization of intangible assets	5,410	5,855	6,504
Amortization of operating lease right-of-use asset	1,831	1,742	2,547
Amortization of loan servicing rights	2,294	3,242	3,518
Share-based compensation expense	2,211	1,938	2,175
Increase in cash surrender value of life insurance	(3,320)	(3,451)	(3,581)
Gain on proceeds from company-owned life insurance	(264)	(1,045)	—
Investment securities amortization, net	2,311	4,196	3,411
Gain on termination of hedged interest rate swaps	(17,531)	(2,159)	—
Loss (gain) on sales of investment securities, net	230	(537)	(1,721)
Loss (gain) on sales of other real estate owned	118	(473)	(78)
Impairment on other real estate owned	4,277	454	1,390
Origination of loans held for sale	(134,612)	(504,801)	(786,203)
Proceeds from sales of loans held for sale	269,958	739,954	1,218,950
Gain on sale of loans held for sale	(844)	(4,952)	(14,071)
Impairment on commercial mortgage servicing rights	1,263	7,532	12,337
Loss on mortgage servicing rights held for sale	3,250	222	1,692
Impairment related to facilities optimization	—	—	12,847
Net change in operating assets and liabilities:
Accrued interest receivable	(807)	4,075	(7,199)
Other assets	(9,434)	(31,974)	(31,961)
Accrued expenses and other liabilities	(13,579)	24,404	4,750
Net cash provided by operating activities	236,755	334,438	499,147
Cash flows from investing activities:
Purchases of investment securities available for sale	(192,349)	(469,789)	(266,514)
Proceeds from sales of investment securities available for sale	136,403	14,777	28,256
Maturities and payments on investment securities available for sale	85,077	208,377	214,036
Purchases of equity securities	(511)	(260)	(3,345)
Net increase in loans	(1,177,598)	(258,401)	(1,279,913)
Proceeds from sale of commercial FHA origination platform	—	—	7,502
Purchases of premises and equipment	(3,470)	(2,718)	(2,589)
Proceeds from sale of premises and equipment	175	647	—
Purchases of nonmarketable equity securities	(24,787)	—	(12,091)
Proceeds from sales of nonmarketable equity securities	14,927	20,255	—
Proceeds from sales of other real estate owned	1,453	9,210	2,225
Purchases of company-owned life insurance	—	(550)	—
Proceeds from settlements of company-owned life insurance	1,518	2,672	—
Net cash acquired (paid) in acquisitions	60,275	(2,715)	—
Net cash used in investing activities	(1,098,887)	(478,495)	(1,312,433)
Cash flows from financing activities:
Net increase in deposits	174,210	1,009,632	556,762
Net (decrease) increase in short-term borrowings	(34,492)	7,846	(13,072)
Proceeds from FHLB borrowings	3,540,000	500,000	729,000
Payments made on FHLB borrowings and other borrowings	(3,390,171)	(977,536)	(447,842)
FHLB advances prepayment fees	—	8,536	4,872
Payments made on subordinated debt	(40,000)	(31,075)	(7,443)
Subordinated debt prepayment fees	—	—	193
Proceeds from issuance of preferred stock	110,548	—	—
Cash dividends paid on preferred stock	(3,169)	—	—
Cash dividends paid on common stock	(25,923)	(25,172)	(24,958)
Common stock repurchased	(1,109)	(11,692)	(39,615)
Proceeds from issuance of common stock under employee benefit plans	2,188	2,249	2,524
Net cash provided by financing activities	332,082	482,788	760,421
Net (decrease) increase in cash and cash equivalents	(530,050)	338,731	(52,865)
Cash and cash equivalents:
Beginning of period	680,371	341,640	394,505
End of period	$150,321	$680,371	$341,640
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
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2021 and 2020 amounts have been made to conform to the 2022 presentation but do not have an effect on net income or shareholders’ equity.
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
Subsequent Events
    Management has evaluated subsequent events for recognition and disclosure through February 24, 2023, which is the date the financial statements were available to be issued.
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

The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$55,069	$31,735	$47,712
Income tax paid (net of refunds)	36,514	7,759	2,977
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	103,357	123,117	542,060
Transfer of loans to other real estate owned	517	805	16,736
Transfer of premises and equipment, net to assets held for sale	—	23	11,344
Transfer of loan servicing rights, at lower of cost or market to loan servicing rights held for sale	23,995	705	—
Investment Securities
The Company classifies its debt investment securities as available for sale or held to maturity at the time of purchase. Securities held to maturity are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other debt securities are classified as available for sale. As of December 31, 2022, all investment securities were classified as available for sale. Investment securities available for sale are recorded at fair value with the unrealized gains and losses, net of the related tax effect, included in other comprehensive income. The related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $17.0 million and $15.9 million at December 31, 2022 and 2021, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.
Interest income on mortgage and commercial loans is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged-off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off or at an earlier date if collection of principal or interest is considered doubtful.
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
Purchased Credit Deteriorated ("PCD") Loans. The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Purchased credit deteriorated loans are recorded at the amount paid. An allowance for credit losses on loans is determined using the same methodology as other loans held for investment. The initial allowance for credit losses on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on loans are recorded through provision expense for credit losses.
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
Loans Held for Sale
Loans held for sale may consist of residential and commercial FHA mortgage loans originated with the intent to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. The changes in the fair value of loans held for sale are reflected in commercial FHA revenue and residential mortgage banking revenue on the consolidated statements of income.
Mortgage Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. Refer to Note 21 in the consolidated financial statements for additional information on the mortgage repurchase reserve.
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

Other Real Estate Owned
Other real estate owned (“OREO”) represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for credit losses on loans. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value. Revenue from the operations of OREO is included in other income in the consolidated statements of income, and expense and decreases in valuations are included in other real estate owned expense in the consolidated statements of income.
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
Loans Servicing Rights Held for Sale
Mortgage servicing rights held for sale consist of commercial FHA mortgage servicing rights that management has committed to a plan to sell and has the ability to sell them to a buyer in their present condition. Mortgage servicing rights held for sale are carried at the lower of their carrying value or fair value less estimated costs to sell. Decreases in the valuation of mortgage servicing rights held for sale are included in loss on mortgage servicing rights held for sale in the consolidated statements of income.

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
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. The allowance for credit losses on unfunded commitments totaled $1.9 million and $2.4 million at December 31, 2022 and 2021, respectively.
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
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU No. 2020-04, allowing for optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision based on the expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023.
In December 2022, to ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the FASB issued ASU No. 2022-06, which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
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

The Company believes the adoption of this guidance will not have a material impact on the consolidated financial statements.
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
NOTE 2 – ACQUISITIONS
FNBC Bank & Trust
On June 17, 2022, the Company completed its branch acquisition from FNBC, whereby we acquired $79.8 million of deposits and $16.6 million of loans as well as other assets and liabilities associated with FNBC's branches in Mokena and Yorkville, Illinois. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identified tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values, while $0.4 million of transaction and integration costs were expensed as incurred.
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

NOTE 3 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$86,313	$113	$5,196	$—	$81,230
U.S. government sponsored entities and U.S. agency securities	41,775	71	4,337	—	37,509
Mortgage-backed securities - agency	522,028	268	74,146	—	448,150
Mortgage-backed securities - non-agency	24,922	—	4,168	—	20,754
State and municipal securities	102,719	149	8,232	—	94,636
Corporate securities	95,266	—	9,311	—	85,955
Total available for sale securities	$873,023	$601	$105,390	$—	$768,234

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$65,347	$—	$430	$—	$64,917
U.S. government sponsored entities and U.S. agency securities	34,569	79	831	—	33,817
Mortgage-backed securities - agency	444,484	2,687	6,901	—	440,270
Mortgage-backed securities - non-agency	29,037	50	381	—	28,706
State and municipal securities	137,904	5,561	366	—	143,099
Corporate securities	193,354	3,128	467	221	195,794
Total available for sale securities	$904,695	$11,505	$9,376	$221	$906,603
Investment securities with a carrying amount of $441.0 million and $371.0 million were pledged for public deposits at December 31, 2022 and 2021, respectively.
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at December 31, 2022. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$32,553	$32,151
After one year through five years	130,347	122,407
After five years through ten years	135,682	120,722
After ten years	27,491	24,050
Mortgage-backed securities	546,950	468,904
Total available for sale securities	$873,023	$768,234

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the years ended 2022, 2021, and 2020 are summarized as follows:

(dollars in thousands)	2022	2021	2020
Investment securities available for sale
Proceeds from sales	$136,403	$14,777	$28,256
Gross realized gains on sales	829	537	1,721
Gross realized losses on sales	(1,059)	—	—
The table below presents a rollforward by security type for the years ended December 31, 2022 and 2021 of the allowance for credit losses on investment securities available for sale held at period end:

(dollars in thousands)	State and municipal securities	Corporate securities	Total
Changes in allowance for credit losses on investment securities available for sale:
For the year ended December 31, 2022
Balance, beginning of period	$—	$221	$221
Current-period provision for expected credit losses	—	(221)	(221)
Balance, end of period	$—	$—	$—
For the year ended December 31, 2021
Balance, beginning of period	$29	$337	$366
Current-period provision for expected credit losses	(29)	(116)	(145)
Balance, end of period	$—	$221	$221
Unrealized losses and fair values for investment securities available for sale as of December 31, 2022 and 2021, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$1,839	$24	$59,865	$5,172	$61,704	$5,196
U.S. government sponsored entities and U.S. agency securities	10,288	40	23,453	4,297	33,741	4,337
Mortgage-backed securities - agency	152,657	9,736	273,353	64,410	426,010	74,146
Mortgage-backed securities - non-agency	1,924	270	18,830	3,898	20,754	4,168
State and municipal securities	35,603	1,662	41,538	6,570	77,141	8,232
Corporate securities	39,595	3,400	46,360	5,911	85,955	9,311
Total available for sale securities	$241,906	$15,132	$463,399	$90,258	$705,305	$105,390

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$64,917	$430	$—	$—	$64,917	$430
U.S. government sponsored entities and U.S. agency securities	17,487	263	9,432	568	26,919	831
Mortgage-backed securities - agency	317,372	6,633	9,051	268	326,423	6,901
Mortgage-backed securities - non-agency	24,095	381	—	—	24,095	381
State and municipal securities	27,324	270	2,538	96	29,862	366
Corporate securities	—	—	—	—	—	—
Total available for sale securities	$451,195	$7,977	$21,021	$932	$472,216	$8,909
    At December 31, 2022, 391 investment securities available for sale had unrealized losses with aggregate depreciation of 13.00% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 4 – LOANS
The following table presents total loans outstanding by portfolio class, as of December 31, 2022 and December 31, 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Commercial:
Commercial	$786,877	$770,670
Commercial other	727,697	679,518
Commercial real estate:
Commercial real estate non-owner occupied	1,591,399	1,105,333
Commercial real estate owner occupied	496,786	469,658
Multi-family	277,889	171,875
Farmland	67,085	69,962
Construction and land development	320,882	193,749
Total commercial loans	4,268,615	3,460,765
Residential real estate:
Residential first lien	304,243	274,412
Other residential	61,851	63,739
Consumer:
Consumer	105,880	106,008
Consumer other	1,074,134	896,597
Lease financing	491,744	423,280
Total loans	$6,306,467	$5,224,801
Total loans include net deferred loan costs of $4.4 million and $4.6 million at December 31, 2022 and December 31, 2021, respectively, and unearned discounts of $62.6 million and $46.1 million within the lease financing portfolio at December 31, 2022 and December 31, 2021, respectively.
At December 31, 2022, the Company had residential real estate loans held for sale totaling $1.3 million, compared to commercial real estate and residential real estate loans held for sale totaling $32.0 million at December 31, 2021. The Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $270.0 million and $740.0 million during the years ended December 31, 2022 and 2021, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. PPP loans of $1.9 million and $52.5 million as of December 31, 2022 and December 31, 2021, respectively, and commercial FHA warehouse lines of $25.0 million and $91.9 million as of December 31, 2022 and December 31, 2021, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $19.8 million and $13.9 million at December 31, 2022 and December 31, 2021, respectively. The new loans, other additions, repayments and other reductions for the years ended December 31, 2022 and 2021, are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Beginning balance	$13,869	$19,693
New loans and other additions	9,804	4,745
Repayments and other reductions	(3,897)	(10,569)
Ending balance	$19,776	$13,869

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the years ended December 31, 2022, 2021 and 2020:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the year ended December 31, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	3,984	10,396	1,439	1,698	1,813	(533)	18,797
Charge-offs	(4,121)	(4,106)	(6)	(344)	(1,229)	(1,297)	(11,103)
Recoveries	401	7	30	252	457	1,148	2,295
Balance, end of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051

Changes in allowance for credit losses on loans for the year ended December 31, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	648	1,031	(234)	(1,085)	864	2,726	3,950
Charge-offs	(6,465)	(3,524)	(448)	(398)	(1,158)	(3,427)	(15,420)
Recoveries	341	21	221	249	514	743	2,089
Balance, end of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062

Changes in allowance for credit losses on loans for the year ended December 31, 2020:
Balance, beginning of period	$10,031	$10,272	$290	$2,499	$2,642	$2,294	$28,028
Impact of adopting ASC 326	2,327	4,104	724	1,211	(594)	774	8,546
Impact of adopting ACS 326 - PCD loans	1,045	1,311	809	1,015	57	—	4,237
Provision for credit losses on loans	11,890	23,091	(121)	(458)	1,212	7,535	43,149
Charge-offs	(5,589)	(13,637)	(376)	(522)	(1,624)	(3,706)	(25,454)
Recoveries	147	324	107	184	645	530	1,937
Balance, end of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$1,910	$1,111	$3,021	$4,681	$2,275	$6,956
Commercial other	3,169	—	3,169	4,467	—	4,467
Commercial real estate:
Commercial real estate non-owner occupied	1,345	11,899	13,244	1,914	9,912	11,826
Commercial real estate owner occupied	7,118	—	7,118	2,164	1,340	3,504
Multi-family	154	8,949	9,103	201	1,967	2,168
Farmland	25	—	25	155	—	155
Construction and land development	202	—	202	83	—	83
Total commercial loans	13,923	21,959	35,882	13,665	15,494	29,159
Residential real estate:
Residential first lien	2,925	572	3,497	3,116	832	3,948
Other residential	871	—	871	836	—	836
Consumer:
Consumer	120	—	120	110	—	110
Lease financing	1,606	—	1,606	1,510	—	1,510
Total loans	$19,445	$22,531	$41,976	$19,237	$16,326	$35,563
    There was no interest income recognized on nonaccrual loans during the years ended December 31, 2022 and 2021 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.8 million, $2.7 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of December 31, 2022 and December 31, 2021:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
December 31, 2022
Commercial:
Commercial	$—	$1,604	$—	$1,604
Commercial real estate:
Non-owner occupied	13,033	—	—	13,033
Owner occupied	3,874	—	—	3,874
Multi-family	8,950	—	—	8,950
Residential real estate
Residential first lien	220	—	—	220
Total collateral dependent loans	$26,077	$1,604	$—	$27,681

December 31, 2021
Commercial:
Commercial	$—	$5,402	$—	$5,402
Commercial other	—	—	502	502
Commercial real estate:
Non-owner occupied	11,604	—	—	11,604
Owner occupied	1,336	—	—	1,336
Multi-family	1,969	—	—	1,969
Total collateral dependent loans	$14,909	$5,402	$502	$20,813

The aging status of the recorded investment in loans by portfolio as of December 31, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$7	$112	$—	$119	$3,021	$783,737	$786,877
Commercial other	6,035	2,365	—	8,400	3,169	716,128	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,008	999	—	2,007	13,244	1,576,148	1,591,399
Commercial real estate owner occupied	73	—	—	73	7,118	489,595	496,786
Multi-family	—	—	—	—	9,103	268,786	277,889
Farmland	—	—	—	—	25	67,060	67,085
Construction and land development	—	6,000	—	6,000	202	314,680	320,882
Total commercial loans	7,123	9,476	—	16,599	35,882	4,216,134	4,268,615
Residential real estate:
Residential first lien	82	456	428	966	3,497	299,780	304,243
Other residential	188	13	—	201	871	60,779	61,851
Consumer:
Consumer	139	18	12	169	120	105,591	105,880
Consumer other	5,381	3,559	733	9,673	—	1,064,461	1,074,134
Lease financing	4,415	1,522	—	5,937	1,606	484,201	491,744
Total loans	$17,328	$15,044	$1,173	$33,545	$41,976	$6,230,946	$6,306,467
The aging status of the recorded investment in loans by portfolio as of December 31, 2021 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$283	$1,082	$—	$1,365	$6,956	$762,349	$770,670
Commercial other	2,402	2,110	5	4,517	4,467	670,534	679,518
Commercial real estate:
Commercial real estate non-owner occupied	585	243	—	828	11,826	1,092,679	1,105,333
Commercial real estate owner occupied	232	730	—	962	3,504	465,192	469,658
Multi-family	—	—	—	—	2,168	169,707	171,875
Farmland	—	26	—	26	155	69,781	69,962
Construction and land development	195	195	—	390	83	193,276	193,749
Total commercial loans	3,697	4,386	5	8,088	29,159	3,423,518	3,460,765
Residential real estate:
Residential first lien	113	285	—	398	3,948	270,066	274,412
Other residential	456	151	—	607	836	62,296	63,739
Consumer:
Consumer	127	20	—	147	110	105,751	106,008
Consumer other	4,423	2,358	1	6,782	—	889,815	896,597
Lease financing	1,253	245	—	1,498	1,510	420,272	423,280
Total loans	$10,069	$7,445	$6	$17,520	$35,563	$5,171,718	$5,224,801

Troubled Debt Restructurings ("TDRs")
Loans modified as TDRs for commercial and commercial real estate loans generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs are transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default. The outstanding balance of modifications made as a result of COVID, that were not considered TDRs under the Coronavirus Aid, Relief, and Economic Security Act, as amended by Section 541 of the Consolidated Appropriations Act, totaled $0 and $13.3 million at December 31, 2022 and 2021, respectively.
The Company’s TDRs are identified on a case-by-case basis in connection with the ongoing loan collection processes. The following table presents TDRs by loan portfolio as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial	$1,663	$484	$2,147	$833	$1,422	$2,255
Commercial real estate	112	2,387	2,499	1,522	3,302	4,824
Construction and land development	27	—	27	37	—	37
Residential real estate	3,653	712	4,365	3,128	784	3,912
Consumer	56	—	56	98	—	98
Lease financing	763	21	784	1,394	241	1,635
Total loans	$6,274	$3,604	$9,878	$7,012	$5,749	$12,761
(1)These loans are still accruing interest.
(2)These loans are included in non-accrual loans in the preceding tables.
The allowance for credit losses on TDRs totaled $0.3 million and $0.7 million as of December 31, 2022 and December 31, 2021, respectively. The Company had nine unfunded commitments in connection with TDRs at December 31, 2022 and December 31, 2021.

The following table presents a summary of loans by portfolio that were restructured during the years ended December 31, 2022 and 2021. There were no loans modified as TDRs within the previous twelve months that subsequently defaulted during the years ended December 31, 2022 or 2021:

	Commercial loan portfolio			Other loan portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
For the year ended December 31, 2022
Troubled debt restructurings:
Number of loans	5	1	—	12	4	2	24
Pre-modification outstanding balance	$1,353	$6	$—	$611	$108	$84	$2,162
Post-modification outstanding balance	1,353	6	—	596	106	84	2,145

For the year ended December 31, 2021
Troubled debt restructurings:
Number of loans	16	3	1	10	6	9	45
Pre-modification outstanding balance	$2,294	$1,639	$49	$551	$134	$1,635	$6,302
Post-modification outstanding balance	2,178	1,539	—	513	89	1,635	5,954

For the year ended December 31, 2020
Troubled debt restructurings:
Number of loans	4	4	3	22	4	—	37
Pre-modification outstanding balance	$989	$797	$1,010	$2,334	$34	$—	$5,164
Post-modification outstanding balance	967	383	900	2,172	33	—	4,455
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
The Company considers all loans with Risk Grades 1 - 6 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with Risk Grades of 7 are considered "watch credits" categorized as special mention and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with Risk Grades of 8 - 10 are considered problematic and require special care. Risk Grade 8 is categorized as substandard, 9 as substandard - nonaccrual and 10 as doubtful. Further, loans with Risk Grades of 7 - 10 are managed regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Company, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Company's Special Assets Group. Loans not graded in the commercial loan portfolio are monitored by aging status and payment activity.

The following tables present the recorded investment of the commercial loan portfolio by risk category as of December 31, 2022 and December 31, 2021:

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$111,087	$102,966	$61,751	$28,063	$12,547	$45,168	$404,100	$765,682
		Special mention	3,559	2,106	—	227	551	3,154	159	9,756
		Substandard	—	—	—	206	1,722	3,915	2,575	8,418
		Substandard – nonaccrual	—	340	—	132	83	246	2,220	3,021
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	114,646	105,412	61,751	28,628	14,903	52,483	409,054	786,877

	Commercial other	Acceptable credit quality	283,465	153,788	105,980	64,218	15,459	163	96,509	719,582
		Special mention	—	—	754	2,331	455	—	55	3,595
		Substandard	250	—	—	12	80	—	848	1,190
		Substandard – nonaccrual	524	1,247	444	463	491	—	—	3,169
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	161	—	—	—	—	—	—	161
		Subtotal	284,400	155,035	107,178	67,024	16,485	163	97,412	727,697

Commercial real estate	Non-owner occupied	Acceptable credit quality	679,040	403,952	145,235	72,504	18,249	160,992	4,833	1,484,805
		Special mention	1,407	186	477	10,633	195	8,452	—	21,350
		Substandard	569	—	7,458	32,731	1,587	29,655	—	72,000
		Substandard – nonaccrual	—	701	—	48	10,246	2,249	—	13,244
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	681,016	404,839	153,170	115,916	30,277	201,348	4,833	1,591,399

	Owner occupied	Acceptable credit quality	120,141	122,321	64,720	31,916	29,454	88,928	4,305	461,785
		Special mention	—	1,161	—	7,917	—	12,161	22	21,261
		Substandard	141	272	79	1,984	—	3,771	375	6,622
		Substandard – nonaccrual	155	4,165	225	146	333	1,790	304	7,118
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	120,437	127,919	65,024	41,963	29,787	106,650	5,006	496,786

	Multi-family	Acceptable credit quality	163,647	31,605	29,458	208	24,490	14,574	1,101	265,083
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	3,703	—	3,703
		Substandard – nonaccrual	—	927	—	113	—	8,063	—	9,103
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	163,647	32,532	29,458	321	24,490	26,340	1,101	277,889

	Farmland	Acceptable credit quality	8,659	16,138	13,467	4,117	3,129	19,102	1,593	66,205
		Special mention	—	—	—	—	—	159	—	159
		Substandard	—	14	—	23	113	347	199	696
		Substandard – nonaccrual	—	—	—	—	—	25	—	25
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	8,659	16,152	13,467	4,140	3,242	19,633	1,792	67,085

Construction and land development		Acceptable credit quality	171,243	79,747	10,676	8,388	98	1,420	37,997	309,569
		Special mention	—	—	—	—	—	210	—	210
		Substandard	—	6,000	—	—	2,415	—	—	8,415
		Substandard – nonaccrual	—	—	—	202	—	—	—	202
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,112	337	8	—	—	29	—	2,486
		Subtotal	173,355	86,084	10,684	8,590	2,513	1,659	37,997	320,882

Total		Acceptable credit quality	1,537,282	910,517	431,287	209,414	103,426	330,347	550,438	4,072,711
		Special mention	4,966	3,453	1,231	21,108	1,201	24,136	236	56,331
		Substandard	960	6,286	7,537	34,956	5,917	41,391	3,997	101,044
		Substandard – nonaccrual	679	7,380	669	1,104	11,153	12,373	2,524	35,882
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,273	337	8	—	—	29	—	2,647
Total commercial loans			$1,546,160	$927,973	$440,732	$266,582	$121,697	$408,276	$557,195	$4,268,615

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$108,490	$78,071	$50,458	$20,045	$27,405	$35,856	$417,920	$738,245
		Special mention	186	57	198	6,154	2	316	1,517	8,430
		Substandard	380	372	1,934	1,868	64	4,322	8,099	17,039
		Substandard – nonaccrual	52	—	612	177	242	169	5,704	6,956
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	109,108	78,500	53,202	28,244	27,713	40,663	433,240	770,670

	Commercial other	Acceptable credit quality	264,282	167,326	101,083	29,981	303	341	88,198	651,514
		Special mention	—	1,929	10,676	3,966	—	—	3,252	19,823
		Substandard	688	—	62	341	—	—	2,623	3,714
		Substandard – nonaccrual	10	158	3,894	384	—	—	21	4,467
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	264,980	169,413	115,715	34,672	303	341	94,094	679,518

Commercial real estate	Non-owner occupied	Acceptable credit quality	441,483	154,379	134,507	20,524	55,207	182,465	5,258	993,823
		Special mention	26	6,341	14,177	2,296	711	2,272	—	25,823
		Substandard	6,196	817	8,825	20,572	14,857	22,344	250	73,861
		Substandard – nonaccrual	169	992	6,206	—	195	4,264	—	11,826
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	447,874	162,529	163,715	43,392	70,970	211,345	5,508	1,105,333

	Owner occupied	Acceptable credit quality	141,084	69,415	47,187	35,974	30,583	98,442	1,886	424,571
		Special mention	150	24	187	161	13,087	4,540	32	18,181
		Substandard	4,192	1,127	10,810	205	297	6,466	305	23,402
		Substandard – nonaccrual	—	318	129	336	72	2,649	—	3,504
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	145,426	70,884	58,313	36,676	44,039	112,097	2,223	469,658

	Multi-family	Acceptable credit quality	88,329	20,080	1,973	25,450	1,414	18,642	2,241	158,129
		Special mention	—	451	—	—	—	—	—	451
		Substandard	988	—	—	—	—	10,139	—	11,127
		Substandard – nonaccrual	—	—	123	—	—	2,045	—	2,168
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	89,317	20,531	2,096	25,450	1,414	30,826	2,241	171,875

	Farmland	Acceptable credit quality	15,689	14,966	3,931	3,162	7,996	19,305	1,196	66,245
		Special mention	—	66	1,236	145	153	240	—	1,840
		Substandard	371	76	166	211	—	898	—	1,722
		Substandard – nonaccrual	—	—	—	105	—	—	50	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,060	15,108	5,333	3,623	8,149	20,443	1,246	69,962

Construction and land development		Acceptable credit quality	65,053	65,274	19,269	10,029	2,511	3,841	19,452	185,429
		Special mention	—	—	5,014	—	—	221	—	5,235
		Substandard	—	1,336	—	—	—	—	—	1,336
		Substandard – nonaccrual	—	—	43	—	—	40	—	83
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
		Subtotal	66,518	66,647	24,326	10,029	2,511	4,266	19,452	193,749

Total		Acceptable credit quality	1,124,410	569,511	358,408	145,165	125,419	358,892	536,151	3,217,956
		Special mention	362	8,868	31,488	12,722	13,953	7,589	4,801	79,783
		Substandard	12,815	3,728	21,797	23,197	15,218	44,169	11,277	132,201
		Substandard – nonaccrual	231	1,468	11,007	1,002	509	9,167	5,775	29,159
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,465	37	—	—	—	164	—	1,666
Total commercial loans			$1,139,283	$583,612	$422,700	$182,086	$155,099	$419,981	$558,004	$3,460,765

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of December 31, 2022 and December 31, 2021:

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$75,449	$38,774	$31,566	$20,780	$21,691	$109,067	$336	$297,663
		Nonperforming	101	—	104	414	987	4,974	—	6,580
		Subtotal	75,550	38,774	31,670	21,194	22,678	114,041	336	304,243

	Other residential	Performing	1,722	496	534	1,060	1,496	1,515	53,159	59,982
		Nonperforming	17	—	—	7	18	208	1,619	1,869
		Subtotal	1,739	496	534	1,067	1,514	1,723	54,778	61,851

Consumer	Consumer	Performing	32,561	40,374	9,411	3,476	2,768	14,756	2,346	105,692
		Nonperforming	33	50	7	1	13	79	5	188
		Subtotal	32,594	40,424	9,418	3,477	2,781	14,835	2,351	105,880

	Consumer other	Performing	669,015	260,360	92,148	34,501	6,637	5,430	5,310	1,073,401
		Nonperforming	733	—	—	—	—	—	—	733
		Subtotal	669,748	260,360	92,148	34,501	6,637	5,430	5,310	1,074,134

Leases financing		Performing	215,084	110,294	84,458	54,684	21,767	3,088	—	489,375
		Nonperforming	—	522	736	818	254	39	—	2,369
		Subtotal	215,084	110,816	85,194	55,502	22,021	3,127	—	491,744

Total		Performing	993,831	450,298	218,117	114,501	54,359	133,856	61,151	2,026,113
		Nonperforming	884	572	847	1,240	1,272	5,300	1,624	11,739
Total other loans			$994,715	$450,870	$218,964	$115,741	$55,631	$139,156	$62,775	$2,037,852

			December 31, 2021
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2021	2020	2019	2018	2017	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$38,508	$31,920	$24,311	$30,842	$48,276	$93,462	$888	$268,207
		Nonperforming	—	108	173	780	764	4,380	—	6,205
		Subtotal	38,508	32,028	24,484	31,622	49,040	97,842	888	274,412

	Other residential	Performing	888	679	1,520	1,950	1,211	1,559	54,225	62,032
		Nonperforming	—	—	10	16	128	100	1,453	1,707
		Subtotal	888	679	1,530	1,966	1,339	1,659	55,678	63,739

Consumer	Consumer	Performing	65,915	14,955	7,874	8,728	3,025	2,582	2,721	105,800
		Nonperforming	89	5	3	14	24	71	2	208
		Subtotal	66,004	14,960	7,877	8,742	3,049	2,653	2,723	106,008

	Consumer other	Performing	474,385	323,437	63,463	12,635	3,888	5,447	13,341	896,596
		Nonperforming	—	—	—	—	—	—	1	1
		Subtotal	474,385	323,437	63,463	12,635	3,888	5,447	13,342	896,597

Leases financing		Performing	154,803	124,575	86,402	43,536	9,077	1,983	—	420,376
		Nonperforming	—	757	1,001	1,012	95	39	—	2,904
		Subtotal	154,803	125,332	87,403	44,548	9,172	2,022	—	423,280

Total
		Performing	734,499	495,566	183,570	97,691	65,477	105,033	71,175	1,753,011
		Nonperforming	89	870	1,187	1,822	1,011	4,590	1,456	11,025
Total other loans			$734,588	$496,436	$184,757	$99,513	$66,488	$109,623	$72,631	$1,764,036
NOTE 5 – PREMISES, EQUIPMENT AND LEASES
A summary of premises and equipment at December 31, 2022 and 2021 is as follows:

(dollars in thousands)	2022	2021
Land	$16,004	$15,696
Buildings and improvements	71,837	67,143
Furniture and equipment	34,081	33,545
Lease right-of-use assets	7,001	8,428
Total	128,923	124,812
Accumulated depreciation	(50,630)	(45,592)
Premises and equipment, net	$78,293	$79,220
    Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $4.8 million, $5.5 million, and $6.9 million, respectively.
The Company closed 13 branches, or 20% of its branch network, and vacated approximately 23,000 square feet of corporate office space between September 3, 2020 and December 31, 2020, recording $12.7 million of asset impairment on existing banking facilities, including $2.4 million of asset impairment on right-of-use assets, and $0.8 million in other related charges, all of which was recognized in other expense in the consolidated statements of income.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 1 month to 10 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.0 million and $8.4 million as of December 31, 2022 and 2021, respectively, included in other assets on our consolidated balance sheets. The operating lease liabilities of the Company were $8.9 million and $10.7 million as of December 31, 2022 and 2021, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Operating lease cost	$2,096	$2,080
Operating cash flows from leases	2,507	2,566
Right-of-use assets obtained in exchange for lease obligations	502	1,118
Right-of-use assets derecognized due to terminations or impairment	(123)	(210)
Weighted average remaining lease term	7.2 years	7.6 years
Weighted average discount rate	2.89%	2.85%
Net rent expense under operating leases, included in occupancy and equipment expense, was $1.5 million, $1.4 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The projected minimum rental payments under the terms of the leases as of December 31, 2022 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2023	$1,975
2024	1,879
2025	975
2026	843
2027	740
Thereafter	3,556
Total future minimum lease payments	9,968
Less imputed interest	(1,023)
Total operating lease liabilities	$8,945

NOTE 6 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at December 31, 2022 and 2021 is as follows:

(dollars in thousands)	2022		2021
	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$—	$—	$2,650,531	$27,386
SBA	46,081	656	50,043	774
Residential	255,298	549	302,618	705
Commercial FHA held for sale	2,255,617	20,745	—	—
Total	$2,556,996	$21,950	$3,003,192	$28,865
Commercial FHA Mortgage Loan Servicing
During the third quarter of 2022, the Company committed to a plan to sell our commercial FHA servicing portfolio and, therefore, transferred $24.0 million to commercial FHA servicing rights held for sale. Servicing rights held for sale are recorded at the lower of their carrying value or fair value less estimated costs to sell. At December 31, 2022, the $20.7 million carrying amount of the asset reflected its estimated fair value less estimated selling costs. Fair value was based on a letter of intent to purchase from an interested buyer. The Company recognized a $3.3 million loss on commercial FHA loan servicing rights held for sale in the fourth quarter of 2022 to write down the asset balance to the fair value based on the letter of intent sales price and estimated selling costs.
Prior to the transfer of the commercial FHA servicing rights to held for sale, the fair value of commercial FHA loan servicing rights was determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considered many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies, and geographic location. The discount rate was based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate and weighted average discount rate was 8.24% and 11.87% at December 31, 2021, respectively.
Changes in our commercial FHA loan servicing rights for the years ended 2022, 2021, and 2020 are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Loan servicing rights:
Balance, beginning of period	$27,386	$38,322	$57,637
Servicing rights transferred to held for sale	(23,995)	—	1,128
Amortization	(1,907)	(2,965)	(3,162)
Refinancing fee received from third party	(221)	(439)	—
Permanent impairment	(1,263)	(7,532)	(17,281)
Balance, end of period	$—	$27,386	$38,322
Fair value:
At beginning of period	$28,368	$38,322	$52,693
At end of period	—	28,368	38,322

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at December 31, 2022 and 2021 is summarized as follows:

(dollars in thousands)	2022	2021
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904
    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$58,913	$(44,723)	$14,190	$57,012	$(40,603)	$16,409
Customer relationship intangibles	15,919	(9,243)	6,676	15,918	(7,953)	7,965
Total intangible assets	$74,832	$(53,966)	$20,866	$72,930	$(48,556)	$24,374
In conjunction with the FNBC branch acquisition, the Company recorded $1.9 million of core deposit intangibles, which are being amortized on an accelerated basis over an estimated useful life of 10 years.
Amortization of intangible assets was $5.4 million, $5.9 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2023	$4,758
2024	4,008
2025	3,223
2026	2,672
2027	2,101
Thereafter	4,104
Total	$20,866
NOTE 8 – DERIVATIVE INSTRUMENTS
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at December 31, 2022 and December 31, 2021:

	Notional amount		Fair value gain
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivative instruments (included in other assets):
Interest rate lock commitments	$2,078	$66,216	$49	$410
Forward commitments to sell mortgage-backed securities	—	60,427	—	—
Total	$2,078	$126,643	$49	$410

	Notional amount		Fair value loss
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivative instruments (included in other liabilities):
Interest rate lock commitments	$4,419	$—	$15	$—
Forward commitments to sell mortgage-backed securities	6,669	18,362	—	19
Total	$11,088	$18,362	$15	$19
    During the years ended December 31, 2022, 2021 and 2020, the Company recognized net losses of $0.4 million, $1.5 million and $1.4 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
In the first quarter of 2022, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at December 31, 2022:

(dollars in thousands)	December 31, 2022
Notional Amount	$200,000
Fair value loss included in other liabilities	(9,999)
Tax effected amount included in accumulated other comprehensive (loss) income	(7,300)
Average remaining life	3.37
Weighted average pay rate	7.23%
Weighted average receive rate	5.48%
The Company had future-starting receive-fixed, pay-variable interest rate swaps on certain FHLB or other fixed-rate advances. These swaps were effective beginning in April 2023. The Company paid or received the net interest amount quarterly based on the respective hedge agreement and included the amount as part of FHLB advances interest expense on the consolidated statements of income. During the fourth quarter of 2022, the Company terminated the future-starting interest rate swap agreements and recognized a net gain of $17.5 million in other income in the consolidated statements of income.

(dollars in thousands)	December 31, 2022	December 31, 2021
Notional Amount	$—	$140,000
Fair value gain included in other assets	—	5,095
Tax effected amount included in accumulated other comprehensive (loss) income	—	3,694
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

The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $7.4 million and $7.9 million at December 31, 2022 and December 31, 2021, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.4 million at both December 31, 2022 and December 31, 2021, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 9 – DEPOSITS
The following table summarizes the classification of deposits as of December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Noninterest-bearing demand	$1,935,773	$2,245,701
Interest-bearing:
Checking	1,920,458	1,663,021
Money market	1,184,101	869,067
Savings	661,932	679,115
Time	662,388	653,744
Total deposits	$6,364,652	$6,110,648
Included in time deposits are uninsured time certificates of $118.6 million and $143.5 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2023	$323,967
2024	247,320
2025	66,861
2026	17,373
2027	6,807
Thereafter	60
Total	$662,388

NOTE 10 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of December 31, 2022 and 2021:

	Repurchase agreements
(dollars in thousands)	2022	2021
Outstanding at period-end	$42,311	$76,803
Average amount outstanding	58,688	68,986
Maximum amount outstanding at any month end	76,807	77,497
Weighted average interest rate:
During period	0.18%	0.12%
End of period	0.26%	0.13%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of

$46.1 million and $78.3 million at December 31, 2022 and 2021, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $12.2 million and $55.9 million at December 31, 2022 and 2021, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans totaling $14.3 million and $64.8 million at December 31, 2022 and 2021, respectively. There were no outstanding borrowings under these lines at December 31, 2022 and 2021.
At December 31, 2022, the Company had available federal funds lines of credit totaling $394.0 million. These lines of credit were unused at December 31, 2022.
NOTE 11 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Midland States Bancorp, Inc.
Series G redeemable preferred stock - 171 shares at $1,000 per share	—	171
Midland States Bank
FHLB advances – putable fixed rate at rates averaging 2.35% and 1.48% at December 31, 2022 and December 31, 2021, respectively – maturing through December 2024	110,000	210,000
FHLB advances –SOFR floater at rates averaging 5.92% and 1.67% at December 31, 2022 and December 31, 2021, respectively – maturing in October 2023	100,000	100,000
FHLB advances – Short term fixed rate at rates averaging 4.31% at December 31, 2022 – maturing in January 2023	250,000	—
Total FHLB advances and other borrowings	$460,000	$310,171
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.90 billion and $2.10 billion at December 31, 2022 and 2021, respectively.
Contractual payments over the next five years for FHLB advances and other borrowings were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2023	$390,000
2024	70,000
Total	$460,000

NOTE 12 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at December 31, 2022 and 2021:

	Subordinated debt
	Fixed to Float			Fixed
(dollars in thousands)	Issued October 2017	Issued September 2019	Issued September 2019	Issued June 2015	Total
At December 31, 2022
Outstanding amount	$—	$72,750	$27,250	$550	$100,550
Carrying amount	—	72,300	26,925	547	99,772
Current rate	—	5.00%	5.50%	6.50%
At December 31, 2021
Outstanding amount	$40,000	$72,750	$27,250	$550	$140,550
Carrying amount	39,626	72,042	26,877	546	139,091
Current rate	6.25%	5.00%	5.50%	6.50%
Maturity date	10/15/2027	9/30/2029	9/30/2034	6/18/2025
Optional redemption date	10/15/2022	9/30/2024	9/30/2029	N/A
Fixed to variable conversion date	10/15/2022	9/30/2024	9/30/2029	N/A
Variable rate	3-month LIBOR plus 4.23%	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%	N/A
Interest payment terms	Quarterly	Semiannually	Semiannually	Semiannually
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
On October 15, 2022, the Company redeemed the outstanding Fixed-to-Floating Rate Subordinated Notes due October 15, 2027, having an aggregate principal amount of $40.0 million, in accordance with the terms of the notes. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The interest rate on the subordinated notes was 6.25%.
NOTE 13 – TRUST PREFERRED DEBENTURES
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
In addition, the Company assumed the obligations of subordinated debentures in conjunction with the acquisitions of Grant Park Bancshares, Inc., Love Savings Holding Company, and Centrue Financial Corporation. The subordinated debentures were issued to Grant Park Statutory Trust I, Love Savings/Heartland Capital Trust III, Love Savings/Heartland Capital Trust IV and Centrue Statutory Trust II and were recorded by the Company at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability.
The Company is not considered the primary beneficiary of the trusts; therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures, net of unamortized purchase discount, are shown as liabilities. The Company’s investments in the common stock of the trusts, totaling $1.9 million, are included in other assets.

The following table summarizes the terms of each issuance:

						At December 31, 2022		At December 31, 2021
(dollars in thousands)	Date of issuance	Issuance Amount	Shares Issued	Variable Rate	Maturity Date	Carrying Amount	Rate	Carrying Amount	Rate
Grant Park Statutory Trust I	12/19/2003	$3,093	3,000	LIBOR plus 2.85%	1/23/2034	$2,410	7.26%	$2,363	2.98%
Midland States Preferred Securities Trust	3/26/2004	10,310	10,000	LIBOR plus 2.75%	4/23/2034	10,282	7.07%	10,279	2.87%
Centrue Statutory Trust II	4/22/2004	10,310	10,000	LIBOR plus 2.65%	6/17/2034	8,358	7.39%	8,255	2.87%
Love Savings/Heartland Capital Trust III	11/30/2006	20,619	20,000	LIBOR plus 1.75%	12/31/2036	14,870	6.52%	14,647	1.95%
Love Savings/Heartland Capital Trust IV	6/6/2007	20,619	20,000	LIBOR plus 1.47%	9/6/2037	14,055	6.20%	13,830	1.65%
Total trust preferred debentures		$64,951				$49,975		$49,374
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
All of the trust preferred debentures above may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 14 – INCOME TAXES
The components of income taxes for the years ended December 31, 2022, 2021 and 2020 were as follows:

(dollars in thousands)	2022	2021	2020
Federal:
Current	$22,792	$10,044	$10,924
Deferred	64	7,926	(3,852)
State:
Current	11,101	144	1,271
Deferred	(3,144)	(319)	1,134
Total income tax expense	$30,813	$17,795	$9,477
The Company’s income tax expense differed from the statutory federal rate of 21% for the years ended December 31, 2022, 2021 and 2020 as follows:

(dollars in thousands)	2022	2021	2020
Expected income taxes	$27,266	$20,814	$6,723
Less income tax effect of:
Tax-exempt income, net	(2,014)	(2,499)	(2,398)
State tax, net of federal benefit	6,274	5,465	1,900
State tax settlement, net of federal expense	—	(5,614)	—
Equity-based compensation benefit	(186)	(93)	239
Disposition of nondeductible goodwill	—	—	2,287
Valuation allowance	58	47	10
Other	(585)	(325)	716
Actual income tax expense	$30,813	$17,795	$9,477
On June 29, 2021, the Company announced the settlement of a prior tax issue related to the treatment of gains recognized on FDIC-assisted transactions that resulted in a $6.8 million tax benefit that was recognized in 2021.
The tax expense associated with the disposition of nondeductible goodwill is related to Love Funding Corporation's asset disposition discussed in Note 2.

Deferred tax assets, net in the accompanying consolidated balance sheets at December 31, 2022 and 2021 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2022	2021
Assets:
Allowance for credit losses on loans	$16,484	$14,042
Deferred compensation	2,238	2,177
Loans	1,379	1,835
Tax credits	861	1,067
Unrealized loss on securities	28,404	—
Unrealized loss on derivatives	2,700	—
Net operating losses	8,922	10,113
Fair value adjustment on investments	287	879
Operating lease liabilities	2,415	2,946
Other, net	4,550	3,519
Deferred tax assets	68,240	36,578
Valuation allowance	(176)	(118)
Deferred tax assets, net of valuation allowance	68,064	36,460
Liabilities:
Premises and equipment	573	472
Unrealized gain on securities	—	569
Unrealized gain on derivatives	—	1,401
Mortgage servicing rights	4,217	5,958
Fair value adjustment on trust preferred debentures	4,025	4,264
Deferred loan costs, net of fees	3,006	3,444
Intangible assets	4,458	5,651
Software development costs	842	1,446
Leased equipment	24,346	22,297
Operating lease right-of-use assets	1,890	2,318
Other, net	2,222	2,218
Deferred tax liabilities	45,579	50,038
Deferred tax assets (liabilities), net	$22,485	$(13,578)
At December 31, 2022 and 2021, the accumulation of the prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
The tax benefit associated with the state tax settlement is related to an agreement that was reached with the state taxing authorities on an issue from prior year state tax returns.
The tax expense associated with the disposition of nondeductible goodwill is related to Love Funding Corporation's asset disposition discussed in Note 2.

The Company had $37.5 million of federal net operating loss carryforwards expiring 2023 through 2035, $13.9 million of Illinois post-apportioned net operating loss carryforwards expiring in 2027 and 2028, and $37.5 million of Missouri pre-apportioned net operating loss carryforwards expiring 2023 through 2035, at December 31, 2022. The utilization of the federal and Missouri net operating losses are subject to the limitations of Internal Revenue Code Section 382. The utilization of the Illinois net operating loss is limited to $100,000 per year for years 2021 through 2023 and the carryforward period will toll in years the Company could have utilized more than $100,000 of net operating loss.

The Company has state tax credit carryforwards of $1.1 million with a five year carryforward period, expiring between 2024 and 2027. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.
We had no unrecognized tax benefits as of December 31, 2022 and 2021, and did not recognize any increase of unrecognized benefits during 2022 relative to any tax positions taken during the year.
Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2022 and 2021.
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2022, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to capital loss carry forwards. An addition was made to the $0.1 million valuation allowance from December 31, 2021 in the amount of $0.1 million, resulting in a valuation allowance of $0.2 million at December 31, 2022 for the estimated capital losses that will not be able to be utilized in the future. For the Company's remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.
The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2019 through 2021 and by state taxing authorities are 2018 through 2021.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to its business, but at this time does not expect the Inflation Reduction Act to have a material impact on the Company's financial results.
NOTE 15 – RETIREMENT PLANS
Profit Sharing Plan
We sponsor the Midland States Bank 401(k) Profit Sharing Plan, which provides retirement benefits to substantially all of our employees. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2022, 2021 and 2020. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the participant withdraws the funds. The Company matches 50% of participant contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.6 million, $1.2 million and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Deferred Compensation Arrangements
Certain executive officers participate in a nonqualified deferred compensation arrangement. Beginning in May 2020, the plan is fully funded in a trust controlled by the Company with the gains and losses recognized in other noninterest income. The trust asset is reflected in the Company's equity securities with the offsetting deferred compensation liability reflected in other liabilities. The change in value associated with the gains and losses, which are due to the employee upon distribution, is recognized in salaries and employee benefits.

The following table summarizes the activity in the asset and liability balances of the executive officer nonqualified deferred compensation arrangement for the years ended December 31, 2022, 2021, and 2020:

(dollars in thousands)	2022	2021	2020
Beginning balance, trust asset	$3,714	$3,657	$—
Contributions	446	207	3,264
(Loss) gain on trust assets	(474)	359	499
Distributions	(392)	(509)	(106)
Ending balance, trust asset	$3,294	$3,714	$3,657

Beginning balance, deferred compensation liability	$3,714	$3,657	$2,978
Employee deferrals	446	207	350
Expense on deferred compensation liability	(474)	359	506
Distributions	(392)	(509)	(177)
Ending balance, deferred compensation liability	$3,294	$3,714	$3,657
Certain directors also participate in a nonqualified deferred compensation arrangement. The deferred compensation liability is reflected in other liabilities with the associated expense recognized in other noninterest expense.
The following table summarizes the activity in the liability balance of the director nonqualified deferred compensation arrangement for the years ended December 31, 2022, 2021, and 2020:

(dollars in thousands)	2022	2021	2020
Beginning balance, deferred compensation liability	$5,372	$4,560	$5,007
Deferred compensation	532	606	586
Expense on deferred compensation liability	296	251	270
Distributions	(63)	(45)	(1,303)
Ending balance, deferred compensation liability	$6,137	$5,372	$4,560
Defined Benefit Pension Plan
The Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions, a non-contributory defined benefit pension plan for certain former employees of Heartland Bank who met prescribed eligibility requirements. Benefits under the plan were frozen July 1, 2004.
Effective October 1, 2021, the Bank withdrew from the multiple-employer plan by transferring assets and liabilities to a qualified successor plan under actuarial assumptions and methodology determined appropriate by Pentegra. Assets of

$16.6 million were transferred to the successor plan on November 30, 2021. Transferred liability excludes the previously allocated orphan liability.
The following table details the components of the net periodic benefit cost for the years ended December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Service cost	$—	$—
Interest cost	445	—
Expected return on plan assets	(828)	—
Amortization of transition obligation	14	—
Net periodic benefit cost	$(369)	$—
Assumptions used to determine net periodic benefit cost:

Discount rate	2.70%
Expected long-term return on plan assets	5.50%
Rate of compensation increase	—%
Previously, costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits were expensed as incurred.
The following table provides a comparison of obligations to plan assets:

(dollars in thousands)	December 31, 2022	December 31, 2021
Projected benefit obligation	$13,016	$16,904
Accumulated benefit obligation	13,016	16,904
Fair value of plan assets	12,765	16,890
The minimum required contribution for 2023 is expected to be zero.
NOTE 16 – SHARE-BASED COMPENSATION
The Company awards select employees and directors certain forms of share-based incentives under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (“2019 Incentive Plan”). The 2019 Incentive Plan made 1,000,000 shares available to be issued to selected employees and directors of, and service providers to, the Company or its subsidiaries. The granting of awards under this plan can be in the form of stock options, stock appreciation rights, stock awards and cash incentive awards. The awards are granted by the compensation committee, which is comprised of members of the board of directors.
Total compensation cost that has been charged against income under the plans was $2.2 million, $1.9 million and $2.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Restricted Stock
Restricted stock awards require certain service requirements and have a vesting period of four years. Compensation expense is recognized on a straight-line basis over the vesting period of the award based on the fair value of the stock at the date of grant.
A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

	Number outstanding	Weighted average grant due fair value
Nonvested, beginning of year	261,818	$23.62
Granted	121,316	28.34
Vested	(87,239)	24.20
Forfeited	(25,917)	23.83
Nonvested, end of year	269,978	$25.53
As of December 31, 2022, there was $6.3 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 3.1 years.
The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $2.4 million, $2.1 million and $1.2 million, respectively.
Stock Options
The Company awards stock options to employees with an exercise price equal to the market price of the Company's common stock at the date of the grant and those awards, typically have a vesting period of four years and a ten-year contractual term.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Nasdaq ABA Community Bank Index. The Company has elected to use the practical expedient of one-half the weighted average time to vest plus the contractual life to estimate the expected term. The Company estimates the impact of forfeitures based on historical experience. Should the Company's current estimate change, additional expense could be recognized or reversed in future periods. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The Company did not grant stock options in the years ended December 31, 2021 and 2020. The fair value of options granted during the year ended December 31, 2022 was determined using the following weighted-average assumptions as of the grant date.

2022
Dividend yield	4.24%
Expected volatility	23.81%
Risk free interest rate	4.23%
Expected life	6.25 years
The summary of our stock option activity for the year ended December 31, 2022 is as follows:

	2022
	Shares	Weighted average exercise price	Weighted average remaining contractual life
Option outstanding, beginning of year	324,794	$21.74
Options granted	220,730	28.43
Options exercised	(113,035)	18.24
Options expired	(16,917)	32.53
Options outstanding, end of year	415,572	25.81	6.5 years
Options exercisable	194,842	22.84	2.6 years
Options vested and expected to vest	415,572	25.81	6.5 years

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2022 was $0.8 million. As of December 31, 2022, there was $1.0 million of total unrecognized compensation cost related to nonvested stock options granted under our 2019 Incentive Plan. This cost is expected to be recognized over a period of 3.8 years. The weighted average fair value of stock options granted during the year ended December 31, 2022 was $4.92.
The following table includes information related to stock option exercises for the years ended December 31, 2022, 2021, and 2020.

(dollars in thousands)	2022	2021	2020
Cash received from options exercised	$2,061	$2,225	$707
Intrinsic value from options exercised	943	814	159
Tax benefit from options exercised	198	171	32
NOTE 17 – PREFERRED STOCK
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
NOTE 18 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per share computation for the years ended December 31, 2022, 2021 and 2020 excluded antidilutive stock options of 265,831, 65,033 and 364,272, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective years. Presented below are the calculations for basic and diluted earnings per common share for the years ended 2022, 2021, and 2020:

	Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Net income	$99,025	$81,317	$22,537
Preferred dividends declared	(3,169)	—	—
Net income available to common shareholders	95,856	81,317	22,537
Common shareholder dividends	(25,628)	(24,912)	(24,699)
Unvested restricted stock award dividends	(295)	(260)	(259)
Undistributed earnings to unvested restricted stock awards	(809)	(564)	—
Undistributed earnings to common shareholders	$69,124	$55,581	$(2,421)
Basic
Distributed earnings to common shareholders	$25,628	$24,912	$24,699
Undistributed earnings to common shareholders	69,124	55,581	(2,421)
Total common shareholders earnings, basic	$94,752	$80,493	$22,278
Diluted
Distributed earnings to common shareholders	$25,628	$24,912	$24,699
Undistributed earnings to common shareholders	69,124	55,581	(2,421)
Total common shareholders earnings	94,752	80,493	22,278
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	2	2	—
Total common shareholders earnings, diluted	$94,754	$80,495	$22,278
Weighted average common shares outstanding, basic	22,341,498	22,481,389	23,336,881
Options	54,200	65,964	9,245
Weighted average common shares outstanding, diluted	22,395,698	22,547,353	23,346,126
Basic earnings per common share	$4.24	$3.58	$0.95
Diluted earnings per common share	4.23	3.57	0.95
NOTE 19 – CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The Bank is also restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation and the FDIC as to the maximum amount of dividends the Bank can pay the Company. As a practical matter, the Bank restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.
At December 31, 2022, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of "well-capitalized" based on the most recent regulatory notification. There have been no conditions or events since that notification that management believes have changed the Bank's category.

At December 31, 2022 and 2021, the Company’s and the Bank’s actual and required capital ratios were as follows:

	Actual		Fully Phased-In Regulatory Guidelines Minimum		Required to be Well Capitalized Under Prompt Corrective Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total risk-based capital ratio
Midland States Bancorp, Inc.	$891,320	12.38%	$755,859	10.50%	N/A	N/A
Midland States Bank	827,689	11.51	755,316	10.50	$719,349	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	734,754	10.21	611,886	8.50	N/A	N/A
Midland States Bank	770,566	10.71	611,447	8.50	575,479	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	559,255	7.77	503,906	7.00	N/A	N/A
Midland States Bank	770,566	10.71	503,544	7.00	467,577	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	734,754	9.43	311,715	4.00	N/A	N/A
Midland States Bank	770,566	9.90	311,299	4.00	389,123	5.00

December 31, 2021
Total risk-based capital ratio
Midland States Bancorp, Inc.	$732,177	12.19%	$630,482	10.50%	N/A	N/A
Midland States Bank	672,500	11.21	629,911	10.50	$599,915	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	550,195	9.16	510,390	8.50	N/A	N/A
Midland States Bank	629,389	10.49	509,928	8.50	479,932	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	485,244	8.08	420,321	7.00	N/A	N/A
Midland States Bank	629,389	10.49	419,940	7.00	389,945	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	550,195	7.75	283,941	4.00	N/A	N/A
Midland States Bank	629,389	8.89	283,324	4.00	354,156	5.00
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
NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 or 2021 for assets measured at fair value on a recurring basis. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 2).
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
Mortgage servicing rights held for sale. Mortgage servicing rights held for sale consist of commercial FHA mortgage servicing rights that management has committed to a plan to sell and has the ability to sell them to a buyer in their present condition. Mortgage servicing rights held for sale are carried at the lower of their carrying value or fair value less estimated costs to sell (Level 2).
Nonperforming loans. Nonperforming loans are measured and recorded at fair value on a non-recurring basis. All of our nonaccrual loans and restructured loans are considered nonperforming and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure nonperforming loans based on the estimated fair value of such collateral. In cases where the Company has an agreed upon selling price for the collateral, the fair value is set at the selling price (Level 1). The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral (Level 2). When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable (Level 3). The nonperforming loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment.
Other Real Estate Owned. OREO is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value.
Assets held for sale. Assets held for sale represent the fair value of the banking facilities that are expected to be sold. The fair value of the assets held for sale was based on estimated market prices from independently prepared current appraisals (Level 2).

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at December 31, 2022 and December 31, 2021, are summarized below:

	December 31, 2022
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$81,230	$81,230	$—	$—
U.S. government sponsored entities and U.S. agency securities	37,509	—	37,509	—
Mortgage-backed securities - agency	448,150	—	448,150	—
Mortgage-backed securities - non-agency	20,754	—	20,754	—
State and municipal securities	94,636	—	94,636	—
Corporate securities	85,955	—	85,955	—
Equity securities	8,626	8,626	—	—
Loans held for sale	1,286	—	1,286	—
Derivative assets	481	—	481	—
Total	$778,627	$89,856	$688,771	$—
Liabilities
Derivative liabilities	$10,446	$—	$10,446	$—
Total	$10,446	$—	$10,446	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$1,205	$—	$—	$1,205
Commercial FHA loan servicing rights held for sale	20,745	—	20,745	—
Nonperforming loans	49,423	5,478	34,406	9,539
Other real estate owned	6,729	—	6,729	—
Assets held for sale	356	—	356	—

	December 31, 2021
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$64,917	$64,917	$—	$—
U.S. government sponsored entities and U.S. agency securities	33,817	—	33,817	—
Mortgage-backed securities - agency	440,270	—	440,270	—
Mortgage-backed securities - non-agency	28,706	—	28,706	—
State and municipal securities	143,099	—	143,099	—
Corporate securities	195,794	—	194,859	935
Equity securities	9,529	9,529	—	—
Loans held for sale	32,045	—	32,045	—
Derivative assets	5,883	—	5,883	—
Total	$954,060	$74,446	$878,679	$935
Liabilities
Derivative liabilities	$397	$—	$397	$—
Total	$397	$—	$397	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$28,865	$—	$—	$28,865
Nonperforming loans	36,542	24,358	6,129	6,055
Other real estate owned	12,059	—	12,059	—
Assets held for sale	2,284	—	2,284	—
    The following table provides a reconciliation of activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Balance, beginning of period	$935	$959
Transferred to level 2	(935)	—
Total realized in earnings (1)	6	14
Total unrealized in other comprehensive income (2)	—	(24)
Net settlements (principal and interest)	(6)	(14)
Balance, end of period	$—	$935
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
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2021:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
December 31, 2021
Corporate securities	$935	Consensus pricing	Net market price	0.00% - 7.00% (4.50)%
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Commercial mortgage servicing rights	$1,263	$7,532	$12,337
Loan servicing rights held for sale	3,250	222	1,692
Nonperforming loans	8,892	14,468	24,611
Other real estate owned	4,276	454	1,390
Assets held for sale	—	—	10,404
Total losses on assets measured on a nonrecurring basis	$17,681	$22,676	$50,434
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at December 31, 2022 and December 31, 2021:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
December 31, 2022
Loan servicing rights:
SBA servicing rights	$876	Discounted cash flow	Prepayment speed	14.49% - 15.44% (15.00%)
			Discount rate	No range (13.00%)

Residential servicing rights	2,770	Discounted cash flow	Prepayment speed	7.56% -26.28% (7.92%)
			Discount rate	9.00% - 11.50% (10.13%)

December 31, 2021
Loan servicing rights:
Commercial MSR	$28,368	Discounted cash flow	Prepayment speed	8.00% - 18.00% (8.24%)
			Discount rate	10.00% - 27.00% (11.87%)

SBA servicing rights	898	Discounted cash flow	Prepayment speed	12.27% - 14.14% (13.88%)
			Discount rate	10.00% - 12.00% (11.00%)

Residential servicing rights	705	Discounted cash flow	Prepayment speed	11.94% - 27.48% (14.94%)
			Discount rate	9.00% - 11.50% (10.25%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Commercial loans held for sale	$—	$—	$—	$19,230	$—	$19,230
Residential loans held for sale	1,286	42	1,244	12,815	584	12,231
Total loans held for sale	$1,286	$42	$1,244	$32,045	$584	$31,461
The following table presents the amount of losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Commercial loans held for sale	$—	$(67)	$(139)
Residential loans held for sale	(425)	(148)	318
Total loans held for sale	$(425)	$(215)	$179
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$143,035	$143,035	$143,035	$—	$—
Federal funds sold	7,286	7,286	7,286	—	—
Loans, net	6,245,416	6,121,026	—	—	6,121,026
Accrued interest receivable	20,313	20,313	—	20,313	—

Liabilities
Deposits	$6,364,652	$6,344,534	$—	$6,344,534	$—
Short-term borrowings	42,311	42,311	—	42,311	—
FHLB and other borrowings	460,000	457,998	—	457,998	—
Subordinated debt	99,772	95,301	—	95,301	—
Trust preferred debentures	49,975	54,668	—	54,668	—

	December 31, 2021
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$673,297	$673,297	$673,297	$—	$—
Federal funds sold	7,074	7,074	7,074	—	—
Loans, net	5,173,739	5,221,886	—	—	5,221,886
Accrued interest receivable	19,470	19,470	—	19,470	—

Liabilities
Deposits	$6,110,648	$6,109,077	$—	$6,109,077	$—
Short-term borrowings	76,803	76,803	—	76,803	—
FHLB and other borrowings	310,171	317,464	—	317,464	—
Subordinated debt	139,091	148,386	—	148,386	—
Trust preferred debentures	49,374	57,827	—	57,827	—
The methods utilized to measure fair value of financial instruments at December 31, 2022 and December 31, 2021 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 21 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of December 31, 2022 and 2021 were as follows:

(dollars in thousands)	2022	2021
Commitments to extend credit	$1,276,263	$994,709
Financial guarantees – standby letters of credit	23,748	14,325
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2022 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the years ended 2022, 2021, and 2020. The liability for unresolved repurchase demands totaled $0.2 million at December 31, 2022 and 2021.

NOTE 22 – SEGMENT INFORMATION
Our business segments are defined as Banking, Wealth Management, and Other. The reportable business segments are consistent with the internal reporting and evaluation of the principle lines of business of the Company. The Banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; commercial equipment financing; mortgage loan sales and servicing; letters of credit; various types of deposit products, including checking, savings and time deposit accounts; merchant services; and corporate treasury management services. The Wealth Management segment consists of trust and fiduciary services, brokerage and retirement planning services. The Other segment includes the operating results of the parent company, our captive insurance business unit, and the elimination of intercompany transactions.
Selected business segment financial information for the years ended 2022, 2021, and 2020 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Year Ended December 31, 2022
Net interest income (expense)	$256,226	$—	$(10,491)	$245,735
Provision for credit losses	20,126	—	—	20,126
Noninterest income	54,179	25,708	4	79,891
Noninterest expense	157,680	18,019	(37)	175,662
Income (loss) before income taxes (benefit)	132,599	7,689	(10,450)	129,838
Income taxes (benefit)	35,055	2,136	(6,378)	30,813
Net income (loss)	$97,544	$5,553	$(4,072)	$99,025
Total assets	$7,841,966	$29,332	$(15,797)	$7,855,501

Year Ended December 31, 2021
Net interest income (expense)	$218,309	$—	$(10,634)	$207,675
Provision for credit losses	3,393	—	—	3,393
Noninterest income	42,249	26,876	774	69,899
Noninterest expense	158,803	17,372	(1,106)	175,069
Income (loss) before income taxes (benefit)	98,362	9,504	(8,754)	99,112
Income taxes (benefit)	17,218	2,679	(2,102)	17,795
Net income (loss)	$81,144	$6,825	$(6,652)	$81,317
Total assets	$7,460,114	$28,883	$(45,192)	$7,443,805

Year Ended December 31, 2020
Net interest income (expense)	$211,120	$—	$(11,984)	$199,136
Provision for credit losses	44,361	—	—	44,361
Noninterest income	38,706	22,802	(259)	61,249
Noninterest expense	170,025	14,938	(953)	184,010
Income (loss) before income taxes (benefit)	35,440	7,864	(11,290)	32,014
Income taxes (benefit)	10,020	2,194	(2,737)	9,477
Net income (loss)	$25,420	$5,670	$(8,553)	$22,537
Total assets	$6,983,254	$29,069	$(143,783)	$6,868,540
NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended 2022, 2021, and 2020.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$21,704	$20,954	$16,953
Investment advisory fees	—	1,282	2,009
Investment brokerage fees	2,068	2,050	1,465
Other	1,936	2,525	2,375
Service charges on deposit accounts:
Nonsufficient fund fees	6,404	5,339	5,589
Other	3,076	3,009	3,014
Interchange revenues	13,879	14,500	12,266
Other income:
Merchant services revenue	1,590	1,511	1,381
Other	3,039	3,850	3,161
Noninterest income - out-of-scope of Topic 606	26,195	14,879	13,036
Total noninterest income	$79,891	$69,899	$61,249
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
Wealth Management Revenue
Wealth management revenue is primarily comprised of fees earned from the management and administration of trusts and other customer assets. Previously, the Company also earned investment advisory fees through its SEC registered investment advisory subsidiary. The Company’s performance obligation in both of these instances is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and contractually determined fee schedules. Payment is generally received a few days after month end through a direct charge to each customer’s account. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. Fees generated from transactions executed by the Company’s third party broker dealer are remitted to the Company on a monthly basis for that month’s transactional activity.
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
NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION
The condensed financial statements of Midland States Bancorp, Inc. are presented below:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2022	2021
Assets:
Cash	$2,721	$37,876
Investment in banking subsidiaries	859,355	808,283
Investment in non-banking subsidiaries	774	860
Note receivable due from bank subsidiary	40,000	—
Other assets	8,468	8,094
Total assets	$911,318	$855,113
Liabilities:
Subordinated debt	$99,772	$139,091
Trust preferred debentures	49,975	49,374
Other borrowings	—	171
Other liabilities	2,997	2,640
Total liabilities	152,744	191,276
Shareholders’ equity	758,574	663,837
Total liabilities and shareholders’ equity	$911,318	$855,113

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2022	2021	2020
Income
Dividends from subsidiaries	$14,765	$45,350	$89,890
Earnings of consolidated subsidiaries, net of dividends	90,021	44,582	(56,739)
Interest income on note to subsidiary	10	—	—
Other income	4	932	—
Total income	104,800	90,864	33,151
Interest expense	10,534	10,668	12,054
Other expense	1,625	984	1,309
Total expense	12,159	11,652	13,363
Income before income tax benefit	92,641	79,212	19,788
Income tax benefit	6,384	2,105	2,749
Net income	$99,025	$81,317	$22,537

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$99,025	$81,317	$22,537
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(90,021)	(44,582)	56,739
Share-based compensation expense	2,211	1,938	2,175
Change in other assets	(373)	3,223	(6,382)
Change in other liabilities	1,639	763	471
Net cash provided by operating activities	12,481	42,659	75,540
Cash flows from investing activities:
Capital injection to bank subsidiary	(50,000)	—	—
Note receivable to bank subsidiary	(40,000)	—	—
Net cash received in dissolution of subsidiary	—	2,003	—
Net cash (used in) provided by investing activities	(90,000)	2,003	—
Cash flows from financing activities:
Payments on other borrowings	(171)	—	(10)
Payments made on subordinated debt	(40,000)	(31,075)	(7,443)
Subordinated debt prepayment fees	—	—	193
Common stock repurchased	(1,109)	(11,692)	(39,615)
Cash dividends paid on common stock	(25,923)	(25,172)	(24,958)
Cash dividends paid on preferred stock	(3,169)	—	—
Proceeds from issuance of preferred stock	110,548	—	—
Proceeds from issuance of common stock under employee benefit plans	2,188	2,249	2,524
Net cash provided by (used in) financing activities	42,364	(65,690)	(69,309)
Net (decrease) increase in cash	(35,155)	(21,028)	6,231
Cash:
Beginning of period	37,876	58,904	52,673
End of period	$2,721	$37,876	$58,904
    In 2022, the Bank borrowed $40.0 million from the parent as part of its strategy to manage FDIC insurance premiums. The note has a rolling 13 month maturity with an interest rate of 4.51%.

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item can be found in the sections titled “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which sections are incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item can be found in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors” and “Compensation Committee Report” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which sections are incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2022. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 16 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	508,635	$25.47	341,341
Equity compensation plans not approved by shareholders (3)	179,275	$28.59	—
Total	687,910	$25.81	341,341
(1)The weighted average exercise price only relates to outstanding option awards.
(2)Column (a) includes 149,741 outstanding stock options granted from the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan, 220,730 outstanding stock options granted from the initial 1,000,000 shares reserved under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and 138,164 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. Column (c) reflects 210,107 shares remaining available for issuance under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and 131,234 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019).
(3)Column (a) includes 45,101 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement, and 134,174 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which is incorporated herein by reference.
ITEM 13– CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item can be found in the section titled “Proposal 5 – Ratification of the Appointment of Crowe LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under Item 8 - "Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2022 and 2021
Consolidated Statements of Income – Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows – Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

3.3
Statement of Resolution Establishing Series of 7.750% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2022)

3.4
Statement of Resolution Establishing Series of Series G Preferred Stock of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

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

4.2
Deposit Agreement, dated as of August 24, 2022, by and among Midland States Bancorp, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2022)

4.3	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.2 hereto).

4.4	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 - filed herewith.

4.5
Indenture, dated as of September 20, 2019, between Midland States Bancorp, Inc. and UMB Bank National Association, as trustee, regarding 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

4.6	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029 (included in Exhibit 4.5).

4.7
Indenture, dated as of September 20, 2019, between Midland States Bancorp, Inc. and UMB Bank National Association, as trustee, regarding 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034 (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

4.8	Form of 5.50% Fixed-to-Floating Rate Subordinated Notes due 2034 (included in Exhibit 4.7).

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

MIDLAND STATES BANCORP, INC.
Date: February 24, 2023	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	Jeffrey C. Smith	Chairman of the Board of Directors	February 24, 2023
Jeffrey C. Smith

/s/	Jeffrey G. Ludwig	President,	February 24, 2023
	Jeffrey G. Ludwig	Chief Executive Officer and Vice Chairman (Principal Executive Officer)

/s/	Eric T. Lemke	Chief Financial Officer	February 24, 2023
	Eric T. Lemke	(Principal Financial Officer)

/s/	Donald J. Spring	Chief Accounting Officer	February 24, 2023
	Donald J. Spring	(Principal Accounting Officer)

/s/	R. Dean. Bingham	Director	February 24, 2023
R. Dean. Bingham

/s/	Jennifer L. DiMotta	Director	February 24, 2023
Jennifer L. DiMotta

/s/	Sherina M. Edwards	Director	February 24, 2023
Sherina M. Edwards

/s/	Deborah A. Golden	Director	February 24, 2023
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	February 24, 2023
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	February 24, 2023
Jeffrey M. McDonnell

/s/	Dwight A. Miller	Director	February 24, 2023
Dwight A. Miller

/s/	Richard T. Ramos	Director	February 24, 2023
Richard T. Ramos

/s/	Robert F. Schultz	Director	February 24, 2023
Robert F. Schultz