Form 10-Q
period 2023-03-31
Midland States Bancorp, Inc.
filed 2023-05-04
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of April 21, 2023, the Registrant had 22,025,115 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$136,116	$153,345
Federal funds sold	2,194	7,286
Cash and cash equivalents	138,310	160,631
Investment securities available for sale, at fair value	812,285	768,234
Equity securities, at fair value	8,720	8,626
Loans	6,354,271	6,306,467
Allowance for credit losses on loans	(62,067)	(61,051)
Total loans, net	6,292,204	6,245,416
Loans held for sale	2,747	1,286
Premises and equipment, net	80,582	78,293
Other real estate owned	6,729	6,729
Nonmarketable equity securities	53,131	46,201
Accrued interest receivable	20,534	20,313
Loan servicing rights, at lower of cost or fair value	1,117	1,205
Commercial FHA mortgage loan servicing rights held for sale	20,745	20,745
Goodwill	161,904	161,904
Other intangible assets, net	19,575	20,866
Company-owned life insurance	151,319	150,443
Other assets	160,272	164,609
Total assets	$7,930,174	$7,855,501

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,215,758	$1,362,158
Interest-bearing deposits	5,209,443	5,002,494
Total deposits	6,425,201	6,364,652
Short-term borrowings	31,173	42,311
Federal Home Loan Bank advances and other borrowings	482,000	460,000
Subordinated debt	99,849	99,772
Trust preferred debentures	50,135	49,975
Accrued interest payable and other liabilities	66,173	80,217
Total liabilities	7,154,531	7,096,927

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at March 31, 2023 and December 31, 2022, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,111,454 and 22,214,913 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	221	222
Capital surplus	447,471	449,196
Retained earnings	295,200	282,405
Accumulated other comprehensive loss, net of tax	(77,797)	(83,797)
Total shareholders’ equity	775,643	758,574
Total liabilities and shareholders’ equity	$7,930,174	$7,855,501
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans including fees:
Taxable	$87,459	$56,586
Tax exempt	425	548
Loans held for sale	16	220
Investment securities:
Taxable	5,370	3,897
Tax exempt	494	842
Nonmarketable equity securities	795	484
Federal funds sold and cash investments	980	171
Total interest income	95,539	62,748
Interest expense:
Deposits	26,405	2,161
Short-term borrowings	25	23
Federal Home Loan Bank advances and other borrowings	6,006	1,212
Subordinated debt	1,370	2,011
Trust preferred debentures	1,229	514
Total interest expense	35,035	5,921
Net interest income	60,504	56,827
Provision for credit losses:
Provision for credit losses on loans	3,135	4,132
Provision for credit losses on unfunded commitments	—	256
Recapture of other credit losses	—	(221)
Total provision for credit losses	3,135	4,167
Net interest income after provision for credit losses	57,369	52,660
Noninterest income:
Wealth management revenue	6,411	7,139
Residential mortgage banking revenue	405	599
Service charges on deposit accounts	2,568	2,068
Interchange revenue	3,412	3,280
Loss on sales of investment securities, net	(648)	—
Impairment on commercial mortgage servicing rights	—	(394)
Company-owned life insurance	876	1,019
Other income	2,755	1,902
Total noninterest income	15,779	15,613
Noninterest expense:
Salaries and employee benefits	24,243	21,870
Occupancy and equipment	4,443	3,755
Data processing	6,311	5,873
FDIC insurance	1,329	830
Professional	1,760	1,972
Marketing	703	688
Communications	511	712
Loan expense	818	943
Amortization of intangible assets	1,291	1,398
Other expense	3,073	2,843
Total noninterest expense	44,482	40,884
Income before income taxes	28,666	27,389
Income taxes	6,894	6,640
Net income	21,772	20,749
Preferred dividends	2,228	—
Net income available to common shareholders	$19,544	$20,749
Per common share data:
Basic earnings per common share	$0.86	$0.92
Diluted earnings per common share	$0.86	$0.92
Weighted average common shares outstanding	22,478,808	22,274,884
Weighted average diluted common shares outstanding	22,501,970	22,350,307
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$21,772	$20,749
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	5,364	(50,776)
Recapture of credit loss expense	—	(221)
Reclassification adjustment for realized net losses on sales of investment securities included in net income	648	—
Income tax effect	(1,622)	14,024
Change in investment securities available for sale, net of tax	4,390	(36,973)
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	2,206	5,105
Income tax effect	(596)	(1,404)
Change in cash flow hedges, net of tax	1,610	3,701
Other comprehensive income (loss), net of tax	6,000	(33,272)
Total comprehensive income	$27,772	$(12,523)
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, December 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
Net income	—	—	—	21,772	—	21,772
Other comprehensive income	—	—	—	—	6,000	6,000
Common dividends declared ($0.30 per share)	—	—	—	(6,749)	—	(6,749)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(1)	(2,800)	—	—	(2,801)
Share-based compensation expense	—	—	625	—	—	625
Issuance of common stock under employee benefit plans	—	—	450	—	—	450
Balances, March 31, 2023	$110,548	$221	$447,471	$295,200	$(77,797)	$775,643

Balances, December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	—	20,749	—	20,749
Other comprehensive loss	—	—	—	—	(33,272)	(33,272)
Common dividends declared ($0.29 per share)	—	—	—	(6,464)	—	(6,464)
Common stock repurchased	—	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	—	527	—	—	527
Issuance of common stock under employee benefit plans	—	—	718	—	—	718
Balances, March 31, 2022	$—	$220	$446,044	$226,757	$(28,035)	$644,986
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$21,772	$20,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,135	4,167
Depreciation on premises and equipment	1,208	1,255
Amortization of intangible assets	1,291	1,398
Amortization of operating lease right-of-use asset	421	439
Amortization of loan servicing rights	88	771
Share-based compensation expense	625	527
Increase in cash surrender value of life insurance	(876)	(831)
Gain on proceeds from company-owned life insurance	—	(188)
Investment securities (accretion) amortization, net	(47)	852
Loss on sales of investment securities, net	648	—
Gain on sales of other real estate owned	—	(42)
Impairment on other real estate owned	—	337
Origination of loans held for sale	(7,507)	(79,601)
Proceeds from sales of loans held for sale	6,261	103,133
Gain on sale of loans held for sale	(264)	(484)
Impairment on commercial mortgage servicing rights	—	394
Net change in operating assets and liabilities:
Accrued interest receivable	(221)	(361)
Other assets	4,423	(14,107)
Accrued expenses and other liabilities	(14,949)	669
Net cash provided by operating activities	16,008	39,077
Cash flows from investing activities:
Purchases of investment securities available for sale	(136,881)	(15,873)
Proceeds from sales of investment securities available for sale	84,493	—
Maturities and payments on investment securities available for sale	13,748	21,773
Purchases of equity securities	(139)	(312)
Net increase in loans	(49,923)	(317,486)
Purchases of premises and equipment	(2,788)	(414)
Proceeds from sale of premises and equipment	8	—
Purchases of nonmarketable equity securities	(11,315)	(109)
Proceeds from sales of nonmarketable equity securities	4,385	—
Proceeds from sales of other real estate owned	—	315
Proceeds from settlements of company-owned life insurance	—	1,337
Net cash used in investing activities	(98,412)	(310,769)
Cash flows from financing activities:
Net increase (decrease) in deposits	60,549	(53,109)
Net decrease in short-term borrowings	(11,138)	(16,451)
Proceeds from FHLB borrowings	4,108,000	50,000
Payments made on FHLB borrowings and other borrowings	(4,086,000)	(50,000)
Cash dividends paid on preferred stock	(2,228)	—
Cash dividends paid on common stock	(6,749)	(6,464)
Common stock repurchased	(2,801)	(1,109)
Proceeds from issuance of common stock under employee benefit plans	450	718
Net cash provided by (used in) financing activities	60,083	(76,415)
Net decrease in cash and cash equivalents	(22,321)	(348,107)
Cash and cash equivalents:
Beginning of period	160,631	680,371
End of period	$138,310	$332,264
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$34,888	$6,591
Income tax paid (net of refunds)	1,409	1,912
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	—	88
Right of use assets obtained in exchange for lease obligations	1,130	121
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2022 amounts have been made to conform to the 2023 presentation but do not have an effect on net income or shareholders’ equity.
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
Accounting Guidance Adopted in 2023
FASB ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures – In March 2022, the FASB issued ASU No. 2022-02, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and the amendments should be applied prospectively, although the entity has the option to apply a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this guidance on January 1, 2023 and elected to apply on a prospective basis. The adoption of this accounting pronouncement did not have an impact on the consolidated financial statements aside from additional and revised disclosures.
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
NOTE 3 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$56,913	$—	$4,115	$52,798
U.S. government sponsored entities and U.S. agency securities	57,925	27	3,816	54,136
Mortgage-backed securities - agency	559,278	475	70,262	489,491
Mortgage-backed securities - non-agency	46,300	—	3,786	42,514
State and municipal securities	72,732	26	6,502	66,256
Collateralized loan obligations	22,695	—	—	22,695
Corporate securities	95,219	—	10,824	84,395
Total available for sale securities	$911,062	$528	$99,305	$812,285

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$86,313	$113	$5,196	$81,230
U.S. government sponsored entities and U.S. agency securities	41,775	71	4,337	37,509
Mortgage-backed securities - agency	522,028	268	74,146	448,150
Mortgage-backed securities - non-agency	24,922	—	4,168	20,754
State and municipal securities	102,719	149	8,232	94,636
Corporate securities	95,266	—	9,311	85,955
Total available for sale securities	$873,023	$601	$105,390	$768,234
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at March 31, 2023. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$23,696	$23,664
After one year through five years	117,660	110,921
After five years through ten years	141,115	125,290
After ten years	23,013	20,405
Mortgage-backed securities	605,578	532,005
Total available for sale securities	$911,062	$812,285

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Investment securities available for sale
Proceeds from sales	$84,493	$—
Gross realized gains on sales	338	—
Gross realized losses on sales	(986)	—
Unrealized losses and fair values for investment securities available for sale as of March 31, 2023 and December 31, 2022, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$975	$2	$51,823	$4,113	$52,798	$4,115
U.S. government sponsored entities and U.S. agency securities	19,902	38	24,207	3,778	44,109	3,816
Mortgage-backed securities - agency	107,933	4,163	331,581	66,099	439,514	70,262
Mortgage-backed securities - non-agency	—	—	20,604	3,786	20,604	3,786
State and municipal securities	7,700	78	51,423	6,424	59,123	6,502
Corporate securities	9,999	501	74,396	10,323	84,395	10,824
Total available for sale securities	$146,509	$4,782	$554,034	$94,523	$700,543	$99,305

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$1,839	$24	$59,865	$5,172	$61,704	$5,196
U.S. government sponsored entities and U.S. agency securities	10,288	40	23,453	4,297	33,741	4,337
Mortgage-backed securities - agency	152,657	9,736	273,353	64,410	426,010	74,146
Mortgage-backed securities - non-agency	1,924	270	18,830	3,898	20,754	4,168
State and municipal securities	35,603	1,662	41,538	6,570	77,141	8,232
Corporate securities	39,595	3,400	46,360	5,911	85,955	9,311
Total available for sale securities	$241,906	$15,132	$463,399	$90,258	$705,305	$105,390
    At March 31, 2023, 329 investment securities available for sale had unrealized losses with aggregate depreciation of 12.42% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 4 – LOANS
The following table presents total loans outstanding by portfolio class, as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial:
Commercial	$823,847	$786,877
Commercial other	756,553	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,636,316	1,591,399
Commercial real estate owner occupied	460,133	496,786
Multi-family	281,559	277,889
Farmland	70,150	67,085
Construction and land development	326,836	320,882
Total commercial loans	4,355,394	4,268,615
Residential real estate:
Residential first lien	309,637	304,243
Other residential	60,273	61,851
Consumer:
Consumer	112,882	105,880
Consumer other	1,006,056	1,074,134
Lease financing	510,029	491,744
Total loans	$6,354,271	$6,306,467
Total loans include net deferred loan costs of $5.7 million and $4.4 million at March 31, 2023 and December 31, 2022, respectively, and unearned discounts of $67.2 million and $62.6 million within the lease financing portfolio at March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023, the Company had residential real estate loans held for sale totaling $2.7 million, compared to $1.3 million at December 31, 2022. The Company sold commercial real estate, residential real estate and consumer loans with proceeds totaling $6.3 million and $103.1 million during the three months ended March 31, 2023 and 2022, respectively.

Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Commercial FHA warehouse lines of $10.3 million and $25.0 million as of March 31, 2023 and December 31, 2022, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $19.5 million and $19.8 million at March 31, 2023 and December 31, 2022, respectively. The new loans, other additions, repayments and other reductions for the three months ended March 31, 2023 and 2022, are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Beginning balance	$19,776	$13,869
New loans and other additions	—	9,805
Repayments and other reductions	(257)	(300)
Ending balance	$19,519	$23,374

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2023 and 2022:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended March 31, 2023:
Balance, beginning of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051
Provision for credit losses on loans	1,998	(330)	7	63	700	697	3,135
Charge-offs	(969)	(746)	—	(31)	(263)	(390)	(2,399)
Recoveries	94	2	—	17	93	74	280
Balance, end of period	$15,762	$28,216	$2,442	$4,350	$4,129	$7,168	$62,067

Changes in allowance for credit losses on loans for the three months ended March 31, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	389	3,444	(156)	584	257	(386)	4,132
Charge-offs	(2,154)	(227)	(6)	(104)	(305)	(206)	(3,002)
Recoveries	11	67	6	113	162	387	746
Balance, end of period	$12,621	$26,277	$816	$3,288	$2,672	$7,264	$52,938
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$1,838	$969	$2,807	$1,910	$1,111	$3,021
Commercial other	2,820	—	2,820	3,169	—	3,169
Commercial real estate:
Commercial real estate non-owner occupied	11,780	9,968	21,748	1,345	11,899	13,244
Commercial real estate owner occupied	6,410	—	6,410	7,118	—	7,118
Multi-family	141	8,148	8,289	154	8,949	9,103
Farmland	25	—	25	25	—	25
Construction and land development	200	—	200	202	—	202
Total commercial loans	23,214	19,085	42,299	13,923	21,959	35,882
Residential real estate:
Residential first lien	3,140	570	3,710	2,925	572	3,497
Other residential	786	—	786	871	—	871
Consumer:
Consumer	119	—	119	120	—	120
Lease financing	2,155	—	2,155	1,606	—	1,606
Total loans	$29,414	$19,655	$49,069	$19,445	$22,531	$41,976

    There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2023 and 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million for both the three months ended March 31, 2023 and 2022.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of March 31, 2023 and December 31, 2022:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
March 31, 2023
Commercial:
Commercial	$—	$969	$—	$969
Commercial real estate:
Non-owner occupied	21,577	—	—	21,577
Owner occupied	3,752	—	—	3,752
Multi-family	8,150	—	—	8,150
Lease financing	—	—	101	101
Total collateral dependent loans	$33,479	$969	$101	$34,549

December 31, 2022
Commercial:
Commercial	$—	$1,604	$—	$1,604
Commercial real estate:
Non-owner occupied	13,033	—	—	13,033
Owner occupied	3,874	—	—	3,874
Multi-family	8,950	—	—	8,950
Residential real estate
Residential first lien	220	—	—	220
Total collateral dependent loans	$26,077	$1,604	$—	$27,681

The aging status of the recorded investment in loans by portfolio as of March 31, 2023 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$360	$89	$44	$493	$2,807	$820,547	$823,847
Commercial other	8,214	3,102	732	12,048	2,820	741,685	756,553
Commercial real estate:
Commercial real estate non-owner occupied	4,105	113	—	4,218	21,748	1,610,350	1,636,316
Commercial real estate owner occupied	121	—	—	121	6,410	453,602	460,133
Multi-family	141	—	—	141	8,289	273,129	281,559
Farmland	104	—	—	104	25	70,021	70,150
Construction and land development	199	—	—	199	200	326,437	326,836
Total commercial loans	13,244	3,304	776	17,324	42,299	4,295,771	4,355,394
Residential real estate:
Residential first lien	35	123	—	158	3,710	305,769	309,637
Other residential	78	—	—	78	786	59,409	60,273
Consumer:
Consumer	224	32	—	256	119	112,507	112,882
Consumer other	4,823	3,187	766	8,776	—	997,280	1,006,056
Lease financing	4,552	1,293	102	5,947	2,155	501,927	510,029
Total loans	$22,956	$7,939	$1,644	$32,539	$49,069	$6,272,663	$6,354,271
The aging status of the recorded investment in loans by portfolio as of December 31, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$7	$112	$—	$119	$3,021	$783,737	$786,877
Commercial other	6,035	2,365	—	8,400	3,169	716,128	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,008	999	—	2,007	13,244	1,576,148	1,591,399
Commercial real estate owner occupied	73	—	—	73	7,118	489,595	496,786
Multi-family	—	—	—	—	9,103	268,786	277,889
Farmland	—	—	—	—	25	67,060	67,085
Construction and land development	—	6,000	—	6,000	202	314,680	320,882
Total commercial loans	7,123	9,476	—	16,599	35,882	4,216,134	4,268,615
Residential real estate:
Residential first lien	82	456	428	966	3,497	299,780	304,243
Other residential	188	13	—	201	871	60,779	61,851
Consumer:
Consumer	139	18	12	169	120	105,591	105,880
Consumer other	5,381	3,559	733	9,673	—	1,064,461	1,074,134
Lease financing	4,415	1,522	—	5,937	1,606	484,201	491,744
Total loans	$17,328	$15,044	$1,173	$33,545	$41,976	$6,230,946	$6,306,467

Loan Restructurings
On January 1, 2023, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of a troubled debt restructuring ("TDR"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are for modifications which have a direct impact on cash flows.
The Company may offer various types of concessions when modifying a loan. Commercial and industrial loans modified in a loan restructuring often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested.
Loans modified in a loan restructuring for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for loans that have been modified in a loan restructuring is measured based on the probability of default and loss given default model, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.
Commercial and consumer loans modified in a loan restructuring are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a loan restructuring subsequently default, the Company evaluates the loan for possible further loss. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.
In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction or principal forgiveness, may be granted. During the three months ended March 31, 2023 the Company restructured two loans for borrowers experiencing financial difficulties with principal balances totaling $0.1 million. One of the restructured loans was provided a term extension with the other receiving an interest rate reduction and a term extension.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of March 31, 2023 and December 31, 2022:

			March 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$92,019	$138,413	$101,512	$56,991	$19,195	$50,975	$338,272	$797,377
		Special mention	—	3,975	2,024	—	6,956	3,160	124	16,239
		Substandard	—	—	—	—	203	5,329	1,892	7,424
		Substandard – nonaccrual	—	—	340	43	91	282	2,051	2,807
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	92,019	142,388	103,876	57,034	26,445	59,746	342,339	823,847

	Commercial other	Acceptable credit quality	120,499	253,610	138,294	93,257	54,541	11,681	76,477	748,359
		Special mention	—	150	—	716	2,278	410	480	4,034
		Substandard	41	250	—	—	—	77	818	1,186
		Substandard – nonaccrual	51	330	1,167	444	520	308	—	2,820
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	154	—	—	—	—	—	154
		Subtotal	120,591	254,494	139,461	94,417	57,339	12,476	77,775	756,553

Commercial real estate	Non-owner occupied	Acceptable credit quality	31,008	679,676	411,690	160,098	86,550	159,214	6,083	1,534,319
		Special mention	—	—	184	472	165	6,910	—	7,731
		Substandard	—	1,886	—	—	35,495	35,137	—	72,518
		Substandard – nonaccrual	—	—	685	999	7,573	12,491	—	21,748
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	31,008	681,562	412,559	161,569	129,783	213,752	6,083	1,636,316

	Owner occupied	Acceptable credit quality	15,780	118,881	112,201	63,048	23,955	99,056	1,882	434,803
		Special mention	—	—	1,124	—	86	11,753	19	12,982
		Substandard	—	34	270	76	1,888	3,670	—	5,938
		Substandard – nonaccrual	—	210	4,043	210	144	1,499	304	6,410
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	15,780	119,125	117,638	63,334	26,073	115,978	2,205	460,133

	Multi-family	Acceptable credit quality	487	164,103	26,420	29,279	10,380	23,441	799	254,909
		Special mention	—	—	—	—	—	14,695		14,695
		Substandard	—	—	—	—	—	3,666	—	3,666
		Substandard – nonaccrual	—	—	904	—	109	7,276	—	8,289
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	487	164,103	27,324	29,279	10,489	49,078	799	281,559

	Farmland	Acceptable credit quality	6,557	7,396	15,614	13,152	3,972	21,271	1,381	69,343
		Special mention	—	—	—	—	—	102	—	102
		Substandard	—	—	14	—	22	445	199	680
		Substandard – nonaccrual	—	—	—	—	—	25	—	25
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	6,557	7,396	15,628	13,152	3,994	21,843	1,580	70,150

Construction and land development		Acceptable credit quality	5,904	177,393	91,453	1,430	674	1,256	37,712	315,822
		Special mention	—	—	—	—	—	210	—	210
		Substandard	—	—	6,000	—	—	2,407	—	8,407
		Substandard – nonaccrual	—	—	—	—	200	—	—	200
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	1,946	216	7	—	28	—	2,197
		Subtotal	5,904	179,339	97,669	1,437	874	3,901	37,712	326,836

Total		Acceptable credit quality	272,254	1,539,472	897,184	417,255	199,267	366,894	462,606	4,154,932
		Special mention	—	4,125	3,332	1,188	9,485	37,240	623	55,993
		Substandard	41	2,170	6,284	76	37,608	50,731	2,909	99,819
		Substandard – nonaccrual	51	540	7,139	1,696	8,637	21,881	2,355	42,299
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	2,100	216	7	—	28	—	2,351
Total commercial loans			$272,346	$1,548,407	$914,155	$420,222	$254,997	$476,774	$468,493	$4,355,394

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$111,087	$102,966	$61,751	$28,063	$12,547	$45,168	$404,100	$765,682
		Special mention	3,559	2,106	—	227	551	3,154	159	9,756
		Substandard	—	—	—	206	1,722	3,915	2,575	8,418
		Substandard – nonaccrual	—	340	—	132	83	246	2,220	3,021
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	114,646	105,412	61,751	28,628	14,903	52,483	409,054	786,877

	Commercial other	Acceptable credit quality	283,465	153,788	105,980	64,218	15,459	163	96,509	719,582
		Special mention	—	—	754	2,331	455	—	55	3,595
		Substandard	250	—	—	12	80	—	848	1,190
		Substandard – nonaccrual	524	1,247	444	463	491	—	—	3,169
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	161	—	—	—	—	—	—	161
		Subtotal	284,400	155,035	107,178	67,024	16,485	163	97,412	727,697

Commercial real estate	Non-owner occupied	Acceptable credit quality	679,040	403,952	145,235	72,504	18,249	160,992	4,833	1,484,805
		Special mention	1,407	186	477	10,633	195	8,452	—	21,350
		Substandard	569	—	7,458	32,731	1,587	29,655	—	72,000
		Substandard – nonaccrual	—	701	—	48	10,246	2,249	—	13,244
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	681,016	404,839	153,170	115,916	30,277	201,348	4,833	1,591,399

	Owner occupied	Acceptable credit quality	120,141	122,321	64,720	31,916	29,454	88,928	4,305	461,785
		Special mention	—	1,161	—	7,917	—	12,161	22	21,261
		Substandard	141	272	79	1,984	—	3,771	375	6,622
		Substandard – nonaccrual	155	4,165	225	146	333	1,790	304	7,118
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	120,437	127,919	65,024	41,963	29,787	106,650	5,006	496,786

	Multi-family	Acceptable credit quality	163,647	31,605	29,458	208	24,490	14,574	1,101	265,083
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	3,703	—	3,703
		Substandard – nonaccrual	—	927	—	113	—	8,063	—	9,103
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	163,647	32,532	29,458	321	24,490	26,340	1,101	277,889

	Farmland	Acceptable credit quality	8,659	16,138	13,467	4,117	3,129	19,102	1,593	66,205
		Special mention	—	—	—	—	—	159	—	159
		Substandard	—	14	—	23	113	347	199	696
		Substandard – nonaccrual	—	—	—	—	—	25	—	25
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	8,659	16,152	13,467	4,140	3,242	19,633	1,792	67,085

Construction and land development		Acceptable credit quality	171,243	79,747	10,676	8,388	98	1,420	37,997	309,569
		Special mention	—	—	—	—	—	210	—	210
		Substandard	—	6,000	—	—	2,415	—	—	8,415
		Substandard – nonaccrual	—	—	—	202	—	—	—	202
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,112	337	8	—	—	29	—	2,486
		Subtotal	173,355	86,084	10,684	8,590	2,513	1,659	37,997	320,882

Total		Acceptable credit quality	1,537,282	910,517	431,287	209,414	103,426	330,347	550,438	4,072,711
		Special mention	4,966	3,453	1,231	21,108	1,201	24,136	236	56,331
		Substandard	960	6,286	7,537	34,956	5,917	41,391	3,997	101,044
		Substandard – nonaccrual	679	7,380	669	1,104	11,153	12,373	2,524	35,882
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,273	337	8	—	—	29	—	2,647
Total commercial loans			$1,546,160	$927,973	$440,732	$266,582	$121,697	$408,276	$557,195	$4,268,615

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three months ended March 31, 2023:

		March 31, 2023
		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial	Commercial	$—	$—	$—	$—	$9	$11	$—	$20
	Commercial Other	—	559	64	—	—	326	—	949
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	—	—	—
	Owner occupied	—	—	—	—	—	—	—	—
	Multi-family	—	—	—	—	—	746	—	746
	Farmland	—	—	—	—	—		—	—
Construction and land development		—	—	—	—	—		—	—
Total gross commercial charge-offs		$—	$559	$64	$—	$9	$1,083	$—	$1,715
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of March 31, 2023 and December 31, 2022:

			March 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$10,844	$75,904	$38,573	$31,100	$20,688	$128,742	$76	$305,927
		Nonperforming	—	50	—	—	259	3,401	—	3,710
		Subtotal	10,844	75,954	38,573	31,100	20,947	132,143	76	309,637

	Other residential	Performing	817	1,306	480	513	1,008	2,687	52,676	59,487
		Nonperforming	—	—	—	—	—	197	589	786
		Subtotal	817	1,306	480	513	1,008	2,884	53,265	60,273

Consumer	Consumer	Performing	14,924	29,952	38,164	8,240	3,113	15,646	2,724	112,763
		Nonperforming	—	12	3	7	—	95	2	119
		Subtotal	14,924	29,964	38,167	8,247	3,113	15,741	2,726	112,882

	Consumer other	Performing	153,241	511,526	215,786	79,778	30,437	10,716	3,806	1,005,290
		Nonperforming	766	—	—	—	—	—	—	766
		Subtotal	154,007	511,526	215,786	79,778	30,437	10,716	3,806	1,006,056

Leases financing		Performing	65,650	198,441	101,715	75,448	48,465	18,053	—	507,772
		Nonperforming	—	679	224	563	637	154	—	2,257
		Subtotal	65,650	199,120	101,939	76,011	49,102	18,207	—	510,029

Total		Performing	245,476	817,129	394,718	195,079	103,711	175,844	59,282	1,991,239
		Nonperforming	766	741	227	570	896	3,847	591	7,638
Total other loans			$246,242	$817,870	$394,945	$195,649	$104,607	$179,691	$59,873	$1,998,877

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$75,449	$38,774	$31,566	$20,780	$21,691	$109,067	$336	$297,663
		Nonperforming	101	—	104	414	987	4,974	—	6,580
		Subtotal	75,550	38,774	31,670	21,194	22,678	114,041	336	304,243

	Other residential	Performing	1,722	496	534	1,060	1,496	1,515	53,159	59,982
		Nonperforming	17	—	—	7	18	208	1,619	1,869
		Subtotal	1,739	496	534	1,067	1,514	1,723	54,778	61,851

Consumer	Consumer	Performing	32,561	40,374	9,411	3,476	2,768	14,756	2,346	105,692
		Nonperforming	33	50	7	1	13	79	5	188
		Subtotal	32,594	40,424	9,418	3,477	2,781	14,835	2,351	105,880

	Consumer other	Performing	669,015	260,360	92,148	34,501	6,637	5,430	5,310	1,073,401
		Nonperforming	733	—	—	—	—	—	—	733
		Subtotal	669,748	260,360	92,148	34,501	6,637	5,430	5,310	1,074,134

Leases financing		Performing	215,084	110,294	84,458	54,684	21,767	3,088	—	489,375
		Nonperforming	—	522	736	818	254	39	—	2,369
		Subtotal	215,084	110,816	85,194	55,502	22,021	3,127	—	491,744

Total
		Performing	993,831	450,298	218,117	114,501	54,359	133,856	61,151	2,026,113
		Nonperforming	884	572	847	1,240	1,272	5,300	1,624	11,739
Total other loans			$994,715	$450,870	$218,964	$115,741	$55,631	$139,156	$62,775	$2,037,852

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three months ended March 31, 2023:

		March 31, 2023
		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	$—	$—	$9	$—	$—	$—	$—	$9
	Other residential	—	—	—	—	—	9	13	22
Consumer	Consumer	—	1	5	—	5	20	—	31
	Consumer other	—	53	32	14	31	102	—	232
Lease financing		—	57	192	83	22	36	—	390
Total gross other charge-offs		$—	$111	$238	$97	$58	$167	$13	$684

NOTE 5 – PREMISES, EQUIPMENT AND LEASES
A summary of premises and equipment at March 31, 2023 and December 31, 2022 is as follows:

(dollars in thousands)	2023	2022
Land	$16,004	$16,004
Buildings and improvements	74,201	71,837
Furniture and equipment	34,473	34,081
Lease right-of-use assets	7,710	7,001
Total	132,388	128,923
Accumulated depreciation	(51,806)	(50,630)
Premises and equipment, net	$80,582	$78,293
    Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.2 million and $1.3 million, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 2 months to 15 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.7 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $9.6 million and $8.9 million as of March 31, 2023 and December 31, 2022, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Operating lease cost	$484	$508
Operating cash flows from leases	590	606
Right-of-use assets obtained in exchange for lease obligations	1,130	121
Weighted average remaining lease term	8.10 years	7.43 years
Weighted average discount rate	3.26%	2.87%
The projected minimum rental payments under the terms of the leases as of March 31, 2023 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2023 remaining	$1,469
2024	1,972
2025	1,069
2026	939
2027	838
Thereafter	4,676
Total future minimum lease payments	10,963
Less imputed interest	(1,407)
Total operating lease liabilities	$9,556

NOTE 6 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
SBA	$43,787	$599	$46,081	$656
Residential	247,426	518	255,298	549
Commercial FHA held for sale	2,201,277	20,745	2,255,617	20,745
Total	$2,492,490	$21,862	$2,556,996	$21,950
Commercial FHA Mortgage Loan Servicing
During the third quarter of 2022, the Company committed to a plan to sell our commercial FHA servicing portfolio and, therefore, transferred $24.0 million to commercial FHA servicing rights held for sale. Servicing rights held for sale are recorded at the lower of their carrying value or fair value less estimated costs to sell. At March 31, 2023 and December 31, 2022, the $20.7 million carrying amount of the asset reflected its estimated fair value less estimated selling costs. Fair value was based on a letter of intent to purchase from an interested buyer.
Changes in our commercial FHA loan servicing rights for the three months ended March 31, 2022 are summarized as follows:

Three Months Ended March 31,
(dollars in thousands)	2022
Loan servicing rights:
Balance, beginning of period	$27,386
Amortization	(660)
Refinancing fee received from third party	(221)
Permanent impairment	(394)
Balance, end of period	$26,111
Fair value:
At beginning of period	$28,368
At end of period	27,941
NOTE 7 – DERIVATIVE INSTRUMENTS
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at March 31, 2023 and December 31, 2022:

	Notional amount		Fair value gain
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivative instruments (included in other assets):
Interest rate lock commitments	$4,601	$2,078	$114	$49

	Notional amount		Fair value loss
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivative instruments (included in other liabilities):
Interest rate lock commitments	$4,419	$4,419	$15	$15
Forward commitments to sell mortgage-backed securities	9,357	6,669	14	—
Total	$13,776	$11,088	$29	$15
    During both the three months ended March 31, 2023 and 2022, the Company recognized net gains of $0.1 million on derivative instruments in residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
In the first quarter of 2022, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Notional Amount	$200,000	$200,000
Fair value loss included in other liabilities	(7,793)	(9,999)
Tax effected amount included in accumulated other comprehensive (loss) income	(5,689)	(7,300)
Average remaining life	3.12	3.37
Weighted average pay rate	7.80%	7.23%
Weighted average receive rate	5.48%	5.48%
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $7.3 million and $7.4 million at March 31, 2023 and December 31, 2022, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.3 million at both March 31, 2023 and December 31, 2022, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 8 – DEPOSITS
The following table summarizes the classification of deposits as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$1,215,758	$1,362,158
Interest-bearing:
Checking	2,502,827	2,494,073
Money market	1,263,813	1,184,101
Savings	636,832	661,932
Time	805,971	662,388
Total deposits	$6,425,201	$6,364,652

NOTE 9 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of March 31, 2023 and December 31, 2022:

	Repurchase agreements
(dollars in thousands)	As of and for the Three Months Ended March 31, 2023	As of and for the Year Ended December 31,2022
Outstanding at period-end	$31,173	$42,311
Average amount outstanding	38,655	58,688
Maximum amount outstanding at any month end	43,718	76,807
Weighted average interest rate:
During period	0.26%	0.18%
End of period	0.25%	0.26%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $33.9 million and $46.1 million at March 31, 2023 and December 31, 2022, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $207.7 million and $12.2 million at March 31, 2023 and December 31, 2022, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial real estate loans and investment securities totaling $250.3 million and $14.3 million at March 31, 2023 and December 31, 2022, respectively. There were no outstanding borrowings under these lines at March 31, 2023 and 2022.
At March 31, 2023, the Company had available federal funds lines of credit totaling $394.0 million. These lines of credit were unused at March 31, 2023.

NOTE 10 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
FHLB advances – fixed rate, fixed term at rates averaging 4.18% at March 31, 2023 - maturing through February 2028	$55,000	$—
FHLB advances – putable fixed rate at rates averaging 2.70% and 2.35% at March 31, 2023 and December 31, 2022, respectively – maturing through February 2028 with call provisions through February 2024	160,000	110,000
FHLB advances –SOFR floater at rates averaging 6.45% and 5.92% at March 31, 2023 and December 31, 2022, respectively – maturing in October 2023	100,000	100,000
FHLB advances – Short term fixed rate at rates averaging 4.86% and 4.31% at March 31, 2023 and December 31, 2022, respectively– maturing in April 2023	167,000	250,000
Total FHLB advances and other borrowings	$482,000	$460,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.88 billion and $2.90 billion at March 31, 2023 and December 31, 2022, respectively.
NOTE 11 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at March 31, 2023 and December 31, 2022:

	Subordinated debt
	Fixed to Float		Fixed
(dollars in thousands)	Issued September 2019	Issued September 2019	Issued June 2015	Total
At March 31, 2023
Outstanding amount	$72,750	$27,250	$550	$100,550
Carrying amount	72,364	26,937	548	99,849
Current rate	5.00%	5.50%	6.50%
At December 31, 2022
Outstanding amount	$72,750	$27,250	$550	$100,550
Carrying amount	72,300	26,925	547	99,772
Current rate	5.00%	5.50%	6.50%
Maturity date	9/30/2029	9/30/2034	6/18/2025
Optional redemption date	9/30/2024	9/30/2029	N/A
Fixed to variable conversion date	9/30/2024	9/30/2029	N/A
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%	N/A
Interest payment terms	Semiannually	Semiannually	Semiannually
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 12 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per common share computation for the three months ended March 31, 2023 and 2022 excluded antidilutive stock options of 265,831 and 15,597, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Net income	$21,772	$20,749
Preferred dividends declared	(2,228)	—
Net income available to common shareholders	19,544	20,749
Common shareholder dividends	(6,669)	(6,389)
Unvested restricted stock award dividends	(80)	(75)
Undistributed earnings to unvested restricted stock awards	(151)	(163)
Undistributed earnings to common shareholders	$12,644	$14,122
Basic
Distributed earnings to common shareholders	$6,669	$6,389
Undistributed earnings to common shareholders	12,644	14,122
Total common shareholders earnings, basic	$19,313	$20,511
Diluted
Distributed earnings to common shareholders	$6,669	$6,389
Undistributed earnings to common shareholders	12,644	14,122
Total common shareholders earnings	19,313	20,511
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders earnings, diluted	$19,313	$20,511
Weighted average common shares outstanding, basic	22,478,808	22,274,884
Options	23,162	75,423
Weighted average common shares outstanding, diluted	22,501,970	22,350,307
Basic earnings per common share	$0.86	$0.92
Diluted earnings per common share	0.86	0.92
NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023 or December 31, 2022 for assets measured at fair value on a recurring basis. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 2).
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at March 31, 2023 and December 31, 2022, are summarized below:

	March 31, 2023
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$52,798	$52,798	$—	$—
U.S. government sponsored entities and U.S. agency securities	54,136	—	54,136	—
Mortgage-backed securities - agency	489,491	—	489,491	—
Mortgage-backed securities - non-agency	42,514	—	42,514	—
State and municipal securities	66,256	—	66,256	—
Collateralized loan obligations	22,694	—	22,694	—
Corporate securities	84,396	—	84,396	—
Equity securities	8,720	8,720	—	—
Loans held for sale	2,747	—	2,747	—
Derivative assets	451	—	451	—
Total	$824,203	$61,518	$762,685	$—
Liabilities
Derivative liabilities	$8,159	$—	$8,159	$—
Total	$8,159	$—	$8,159	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$1,117	$—	$—	$1,117
Commercial FHA loan servicing rights held for sale	20,745	—	20,745	—
Nonperforming loans	50,713	10,159	31,979	8,575
Other real estate owned	6,729	—	6,729	—
Assets held for sale	178	—	178	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$81,230	$81,230	$—	$—
U.S. government sponsored entities and U.S. agency securities	37,509	—	37,509	—
Mortgage-backed securities - agency	448,150	—	448,150	—
Mortgage-backed securities - non-agency	20,754	—	20,754	—
State and municipal securities	94,636	—	94,636	—
Corporate securities	85,955	—	85,955	—
Equity securities	8,626	8,626	—	—
Loans held for sale	1,286	—	1,286	—
Derivative assets	481	—	481	—
Total	$778,627	$89,856	$688,771	$—
Liabilities
Derivative liabilities	$10,446	$—	$10,446	$—
Total	$10,446	$—	$10,446	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$1,205	$—	$—	$1,205
Mortgage servicing rights held for sale	20,745	—	20,745	—
Nonperforming loans	49,423	5,478	34,406	9,539
Other real estate owned	6,729	—	6,729	—
Assets held for sale	356	—	356	—
    There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023. The following table provides a reconciliation of activity for Level 3 assets for the three months ended March 31, 2022:

(dollars in thousands)	For the three months ended March 31, 2022
Balance, beginning of period	$935
Total realized in earnings (1)	4
Total unrealized in other comprehensive income (2)	—
Net settlements (principal and interest)	(4)
Balance, end of period	$935
(1)Amounts included in interest income from investment securities taxable in the consolidated statements of income.
(2)Represents change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period.

The following table presents losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Commercial mortgage servicing rights	$—	$394
Nonperforming loans	1,103	1,930
Other real estate owned	—	337
Total losses on assets measured on a nonrecurring basis	$1,103	$2,661
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at March 31, 2023 and December 31, 2022:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
March 31, 2023
Loan servicing rights:
SBA servicing rights	$816	Discounted cash flow	Prepayment speed	15.00% - 16.54% (15.67%)
			Discount rate	No range (13.75%)

Residential servicing rights	2,786	Discounted cash flow	Prepayment speed	6.96% -26.28% (7.50%)
			Discount rate	9.50% - 12.00% (10.63%)

December 31, 2022
Loan servicing rights:
SBA servicing rights	876	Discounted cash flow	Prepayment speed	14.49% - 15.44% (15.00%)
			Discount rate	No range (13.00%)

Residential servicing rights	2,770	Discounted cash flow	Prepayment speed	7.56% - 26.28% (7.92%)
			Discount rate	9.00% - 11.50% (10.13%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$2,747	$140	$2,607	$1,286	$42	$1,244

The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Commercial loans held for sale	$—	$18
Residential loans held for sale	99	(381)
Total loans held for sale	$99	$(363)
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$136,116	$136,116	$136,116	$—	$—
Federal funds sold	2,194	2,194	2,194	—	—
Loans, net	6,292,204	6,297,002	—	—	6,297,002
Accrued interest receivable	20,534	20,534	—	20,534	—

Liabilities
Deposits	$6,425,201	$6,365,577	$—	$6,365,577	$—
Short-term borrowings	31,173	31,173	—	31,173	—
FHLB and other borrowings	482,000	481,298	—	481,298	—
Subordinated debt	99,849	84,403	—	84,403	—
Trust preferred debentures	50,135	51,050	—	51,050	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$143,035	$143,035	$143,035	$—	$—
Federal funds sold	7,286	7,286	7,286	—	—
Loans, net	6,245,416	6,121,026	—	—	6,121,026
Accrued interest receivable	20,313	20,313	—	20,313	—

Liabilities
Deposits	$6,364,652	$6,344,534	$—	$6,344,534	$—
Short-term borrowings	42,311	42,311	—	42,311	—
FHLB and other borrowings	460,000	457,998	—	457,998	—
Subordinated debt	99,772	95,301	—	95,301	—
Trust preferred debentures	49,975	54,668	—	54,668	—
The methods utilized to measure fair value of financial instruments at March 31, 2023 and December 31, 2022 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$1,264,040	$1,276,263
Financial guarantees – standby letters of credit	17,762	23,748
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2023 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three months ended March 31, 2023 and 2022. The liability for unresolved repurchase demands totaled $0.2 million at March 31, 2023 and December 31, 2022.
NOTE 15 – SEGMENT INFORMATION
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

Selected business segment financial information for the three months ended March 31, 2023 and 2022 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended March 31, 2023
Net interest income (expense)	$62,608	$—	$(2,104)	$60,504
Provision for credit losses	3,135	—	—	3,135
Noninterest income	9,621	6,411	(253)	15,779
Noninterest expense	39,847	4,841	(206)	44,482
Income (loss) before income taxes (benefit)	29,247	1,570	(2,151)	28,666
Income taxes (benefit)	7,206	439	(751)	6,894
Net income (loss)	$22,041	$1,131	$(1,400)	$21,772
Total assets	$7,918,339	$29,828	$(17,993)	$7,930,174

Three Months Ended March 31, 2022
Net interest income (expense)	$59,353	$—	$(2,526)	$56,827
Provision for credit losses	4,167	—	—	4,167
Noninterest income	8,406	7,139	68	15,613
Noninterest expense	36,247	4,675	(38)	40,884
Income (loss) before income taxes (benefit)	27,345	2,464	(2,420)	27,389
Income taxes (benefit)	6,715	690	(765)	6,640
Net income (loss)	$20,630	$1,774	$(1,655)	$20,749
Total assets	$7,355,117	$29,828	$(46,230)	$7,338,715

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,636	$5,982
Investment brokerage fees	431	598
Other	344	559
Service charges on deposit accounts:
Nonsufficient fund fees	1,698	1,332
Other	870	736
Interchange revenues	3,412	3,280
Other income:
Merchant services revenue	358	356
Other	630	768
Noninterest income - out-of-scope of Topic 606	2,400	2,002
Total noninterest income	$15,779	$15,613
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2023, as compared to December 31, 2022, and operating results for the three months ended March 31, 2023 and 2022. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.
In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including prevailing interest rates and the rate of inflation; the continuing effects of the recent failures of Silicon Valley Bank and Signature Bank, including anticipated effects on FDIC premiums, increased deposit volatility and potential regulatory developments; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; developments and uncertainty related to the future use and availability of some reference rates, such as LIBOR, as well as other alternative reference rates, and the adoption of a substitute; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
Critical Accounting Policies
The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2022.
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three months ended March 31, 2023 and 2022, and our financial condition as of March 31, 2023 and December 31, 2022, and may affect the comparability of financial information we report in future fiscal periods.
Preferred Stock Issuance. On August 24, 2022, the Company issued and sold 4,600,000 depositary shares, each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, Series A. The net proceeds were $110.5 million.
Commercial FHA Mortgage Loan Servicing Rights. During the third quarter of 2022, we committed to a plan to sell the commercial servicing rights asset and transferred $24.0 million of commercial FHA loan servicing rights to held for sale. Servicing rights held for sale are recorded at the lower of their carrying amount or fair value less estimated costs to sell. No impairment was recognized in the first quarter of 2023.
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
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Income Statement Data:
Interest income	$95,539	$62,748
Interest expense	35,035	5,921
Net interest income	60,504	56,827
Provision for credit losses	3,135	4,167
Noninterest income	15,779	15,613
Noninterest expense	44,482	40,884
Income before income taxes	28,666	27,389
Income taxes	6,894	6,640
Net income	21,772	20,749
Preferred dividends	2,228	—
Net income available to common shareholders	$19,544	$20,749
Per Share Data:
Basic earnings per common share	$0.86	$0.92
Diluted earnings per common share	$0.86	$0.92
Performance Metrics:
Return on average assets	1.12%	1.16%
Return on average shareholders' equity	11.51%	12.80%
During the three months ended March 31, 2023, we generated net income available to common shareholders of $19.5 million, or $0.86 per diluted share, compared to $20.7 million, or $0.92 per diluted share, in the three months ended March 31, 2022. Earnings for the first quarter of 2023 compared to the first quarter of 2022 increased primarily due to a $3.7 million increase in net interest income, a $1.0 million decrease in provision for credit losses, and a $0.2 million increase in noninterest income. These positive results were partially offset by a $3.6 million increase in noninterest expense and a $0.3 million increase in income tax expense. These are discussed in further detail below.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for three months ended March 31, 2023 and 2022.
On March 22, 2023, the Federal Reserve enacted a quarter percentage point interest rate increase, expressing caution about the recent banking crisis and indicating that rate hikes are nearing an end. Along with its ninth hike since March 2022, the rate-setting Federal Open Market Committee noted that future increases are not assured and will depend largely on incoming data. The increase takes the benchmark federal funds rate to a target range between 4.75%-5.00%, compared to a target rate of 0.00%-0.25% at the beginning of 2022.
During the three months ended March 31, 2023, net interest income, on a tax-equivalent basis, increased to $60.7 million with a tax-equivalent net interest margin of 3.39% compared to net interest income, on a tax-equivalent basis, of $57.2 million and a tax-equivalent net interest margin of 3.50% for the three months ended March 31, 2022.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$85,123	$980	4.67%	$384,231	$171	0.18%
Investment securities:
Taxable investment securities	731,075	5,370	2.98	760,783	3,897	2.05
Investment securities exempt from federal income tax (1)	78,773	625	3.22	133,851	1,065	3.18
Total securities	809,848	5,995	3.00	894,634	4,962	2.22
Loans:
Loans (2)	6,264,591	87,459	5.66	5,201,449	56,586	4.41
Loans exempt from federal income tax (1)	55,811	538	3.91	72,602	694	3.88
Total loans	6,320,402	87,997	5.65	5,274,051	57,280	4.40
Loans held for sale	1,506	16	4.41	31,256	220	2.86
Nonmarketable equity securities	47,819	795	6.75	36,378	484	5.40
Total interest-earning assets	7,264,698	95,783	5.35	6,620,550	63,117	3.87
Noninterest-earning assets	610,811			631,187
Total assets	$7,875,509			$7,251,737
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,686,192	$22,955	2.53%	$3,164,324	$1,253	0.16%
Savings deposits	650,138	243	0.15	694,885	50	0.03
Time deposits	703,039	3,121	1.80	626,996	800	0.52
Brokered time deposits	14,572	86	2.39	21,437	58	1.10
Total interest-bearing deposits	5,053,941	26,405	2.12	4,507,642	2,161	0.19
Short-term borrowings	38,655	25	0.26	70,043	23	0.14
FHLB advances and other borrowings	540,278	6,006	4.51	311,282	1,212	1.58
Subordinated debt	99,812	1,370	5.57	139,139	2,011	5.78
Trust preferred debentures	50,047	1,229	9.96	49,451	514	4.21
Total interest-bearing liabilities	5,782,733	35,035	2.46	5,077,557	5,921	0.47
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,250,899			1,435,020
Other noninterest-bearing liabilities	74,691			81,833
Total noninterest-bearing liabilities	1,325,590			1,516,853
Shareholders’ equity	767,186			657,327
Total liabilities and shareholders’ equity	$7,875,509			$7,251,737
Net interest income / net interest margin (3)		$60,748	3.39%		$57,196	3.50%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $244,000 and $369,000 for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31, 2023 compared with Three Months Ended March 31, 2022
	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$(1,788)	$2,597	$809
Investment securities:
Taxable investment securities	(224)	1,697	1,473
Investment securities exempt from federal income tax	(445)	5	(440)
Total securities	(669)	1,702	1,033
Loans:
Loans	13,204	17,669	30,873
Loans exempt from federal income tax	(161)	5	(156)
Total loans	13,043	17,674	30,717
Loans held for sale	(267)	63	(204)
Nonmarketable equity securities	171	140	311
Total earning assets	$10,490	$22,176	$32,666
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,976	$19,726	$21,702
Savings deposits	(10)	203	193
Time deposits	217	2,104	2,321
Brokered deposits	(29)	57	28
Total interest-bearing deposits	2,154	22,090	24,244
Short-term borrowings	(15)	17	2
FHLB advances and other borrowings	1,749	3,045	4,794
Subordinated debt	(567)	(74)	(641)
Trust preferred debentures	10	705	715
Total interest-bearing liabilities	$3,331	$25,783	$29,114
Net interest income	$7,159	$(3,607)	$3,552
Interest Income. Interest income, on a tax-equivalent basis, increased $32.7 million to $95.8 million in the first quarter of 2023 as compared to the same quarter of 2022 due to the impact of rising interest rates over the past 12 months and growth in our average loan balances. The yield on earning assets increased 148 basis points to 5.35% from 3.87%.
Average earning assets increased to $7.26 billion in the first quarter of 2023 from $6.62 billion in the same quarter of 2022. An increase in average loans of $1.05 billion was partially offset by decreases in federal funds sold and cash investments and investment securities of $299.1 million and $84.8 million, respectively.
Average loans increased $1.05 billion in the first quarter of 2023 compared to the same quarter of 2022. Average commercial loans increased $144.5 million. Included in commercial loans are commercial FHA warehouse lines and PPP loans. Commercial FHA warehouse lines decreased $33.2 million to $13.3 million in the first quarter of 2023. PPP loan balances averaged $0.1 million in first quarter of 2023, compared to $36.2 million in the first quarter of 2022. Excluding the changes in the commercial FHA warehouse line and PPP loan portfolios, average commercial loans increased $213.3 million in the first quarter of 2023 compared to the same period one year prior.

Average commercial real estate loans increased this quarter by $511.2 million, compared to the prior year first quarter. Average balances in our consumer loans, construction loans and lease portfolios also increased this quarter by $150.0 million, $129.5 million and $76.0 million, respectively, compared to the prior year first quarter. Consumer loan growth was primarily the result of our new relationship with an additional consumer loan origination firm and our continuing relationship with GreenSky. On January 24, 2023, we notified GreenSky of our intent to terminate our participation in their loan origination program in October 2023, pursuant to our contractual notice requirements. Following the termination, GreenSky is expected to continue servicing all loans originated through the program.

Interest Expense. Interest expense increased $29.1 million to $35.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The cost of interest-bearing liabilities increased to 2.46% for the first quarter of 2023, compared to 0.47% for the first quarter of 2022, due to the increase in deposit costs as a result of the rate increases announced by the Federal Reserve.

Interest expense on deposits increased $24.2 million to $26.4 million for the three months ended March 31, 2023 from the comparable period in 2022. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $546.3 million, or 12.1%, to $5.05 billion for the three months ended March 31, 2023 compared to the same period one year earlier. The increase in volume was attributable to increases of retail deposits, commercial deposits, servicing deposits, and brokered deposits of $168.1 million, $30.1 million, $54.0 million, and $78.1 million, respectively. In addition, our Insured Cash Sweep product balances increased $219.1 million.
Interest expense on FHLB advances and other borrowings increased $4.8 million for the three months ended March 31, 2023, from the comparable period in 2022. Average balances increased $229.0 million for the three months ended March 31, 2023, from the comparable period in 2022, to provide funding for the increase in earning assets.

Interest expense on subordinated debt decreased $0.6 million for the three months ended March 31, 2023, from the comparable period in 2022, primarily due to the redemption of $40.0 million of subordinated debt on October 15, 2022. The interest rate on the subordinated notes was 6.25%.

Interest expense on trust preferred debentures increased $0.7 million for the three months ended March 31, 2023, from the comparable period in 2022, due to interest rate increases, as these debt instruments reprice quarterly.
Provision for Credit Losses. The Company's provision for credit losses totaled $3.1 million for the three months ended March 31, 2023, all of which was attributable to loans. Provision expense for the three months ended March 31, 2022 totaled $4.2 million, with $4.1 million expense attributable to loans, $0.3 million expense related to unfunded loan commitments and a $0.2 million benefit related to investment securities.
The provision for credit losses on loans recognized during the three months ended March 31, 2023 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Noninterest Income. Noninterest income increased 1.06% for the three months ended March 31, 2023, compared to the same period of 2022. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2023	2022
Noninterest income:
Wealth management revenue	$6,411	$7,139	$(728)
Residential mortgage banking revenue	405	599	(194)
Service charges on deposit accounts	2,568	2,068	500
Interchange revenue	3,412	3,280	132
Loss on sales of investment securities, net	(648)	—	(648)
Impairment on commercial mortgage servicing rights	—	(394)	394
Company-owned life insurance	876	1,019	(143)
Other income	2,755	1,902	853
Total noninterest income	$15,779	$15,613	$166
Wealth management revenue. Wealth management revenue decreased $0.7 million for the three months ended March 31, 2023, as compared to the same period in 2022. Assets under administration decreased to $3.50 billion at March 31, 2023 from $3.93 billion at March 31, 2022, primarily due to a decline in market performance in 2022, resulting in a decrease in revenue.
Loss on sale of investment securities. The Company took advantage of certain market conditions during the first quarter of 2023 to reposition out of lower yielding tax-exempt securities into other structures, which should result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $0.6 million in the current quarter, with expected paybacks to occur within the calendar year.
Other noninterest income. Other income totaled $2.8 million for the three months ended March 31, 2023, an increase of $0.9 million, as compared to the same period of 2022. As a result of designating our commercial FHA loan servicing rights as held for sale, we no longer amortize the servicing asset nor record impairment. In the first quarter of 2022, amortization and impairment totaled $0.7 million and $0.4 million, respectively.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2023	2022
Noninterest expense:
Salaries and employee benefits	$24,243	$21,870	$2,373
Occupancy and equipment	4,443	3,755	688
Data processing	6,311	5,873	438
FDIC insurance	1,329	830	499
Professional	1,760	1,972	(212)
Marketing	703	688	15
Communications	511	712	(201)
Loan expense	818	943	(125)
Amortization of intangible assets	1,291	1,398	(107)
Other expense	3,073	2,843	230
Total noninterest expense	$44,482	$40,884	$3,598
    Salaries and employee benefits. For the three months ended March 31, 2023, salaries and employee benefits expense increased $2.4 million as compared to the same period in 2022, primarily due to annual salary increases, a modest increase in staffing levels and increased medical insurance expense. The Company employed 931 employees at March 31, 2023 compared to 920 employees at March 31, 2022.

Occupancy and Equipment Expense. For the three months ended March 31, 2023, occupancy and equipment expense increased $0.7 million as compared to the same period in 2022 primarily as a result of the non-controllable seasonal expenses, including snow removal. In addition, the Company transitioned to an outsourced facilities management program and incurred increased repair expenses as a result of deferred maintenance.
FDIC Insurance Expense. For the three months ended March 31, 2023, FDIC insurance expense increased $0.5 million as compared to the same period in 2022, primarily as a result of the FDIC increasing the base assessment rate by 2 basis points, effective January 1, 2023.
Income Tax Expense. Income tax expense was $6.9 million for the three months ended March 31, 2023, as compared to $6.6 million for the three months ended March 31, 2022. The resulting effective tax rates were 24.0% and 24.2% for the three months ended March 31, 2023 and 2022, respectively.
Financial Condition
Assets. Total assets increased to $7.93 billion at March 31, 2023, as compared to $7.86 billion at December 31, 2022.
Loans. The loan portfolio is the largest category of our assets. At March 31, 2023, total loans were $6.35 billion as compared to $6.31 billion at December 31, 2022. The following table shows loans by category as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial:
Equipment finance loans	$632,206	10.0%	$616,751	9.8%
Equipment finance leases	510,029	8.0	491,744	7.8
Commercial FHA lines	10,275	0.2	25,029	0.4
SBA PPP loans	90	—	1,916	—
Other commercial loans	937,829	14.8	870,878	13.8
Total commercial loans and leases	2,090,429	33.0	2,006,318	31.8
Commercial real estate	2,448,158	38.5	2,433,159	38.6
Construction and land development	326,836	5.1	320,882	5.1
Residential real estate	369,910	5.8	366,094	5.8
Consumer	1,118,938	17.6	1,180,014	18.7
Total loans, gross	6,354,271	100.0%	6,306,467	100.0%
Allowance for credit losses on loans	(62,067)		(61,051)
Total loans, net	$6,292,204		$6,245,416

Total loans increased $47.8 million to $6.35 billion at March 31, 2023, as compared to December 31, 2022. The loan growth was primarily reflected in our commercial loans and leases and commercial real estate portfolios, which increased $84.1 million and $15.0 million, respectively.
Commercial loans and leases, which includes commercial FHA warehouse lines, increased $84.1 million to $2.09 billion at March 31, 2023, as compared to December 31, 2022. Advances on commercial FHA warehouse lines decreased $14.8 million to $10.3 million at March 31, 2023. Excluding the decrease in commercial FHA warehouse lines, commercial loans and leases increased $98.9 million, primarily from our equipment financing business.
Consumer loans decreased $61.1 million at March 31, 2023 primarily due to a decrease in loans originated through the program with GreenSky. On January 24, 2023, the Company notified GreenSky that, effective October 21, 2023, the Company would terminate its participation in GreenSky’s loan origination program. Following the termination, GreenSky is expected to continue servicing all loans originated through the program.

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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2023:

	March 31, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$111,817	$380,545	$666,518	$112,088	$210,367	$95,391	$—	$3,674	$1,580,400
Commercial real estate	191,157	265,032	978,205	398,020	396,918	191,450	5,501	21,875	2,448,158
Construction and land development	5,865	77,951	83,255	113,004	21,146	21,240	2,582	1,793	326,836
Total commercial loans	308,839	723,528	1,727,978	623,112	628,431	308,081	8,083	27,342	4,355,394
Residential real estate	1,214	3,992	8,181	18,160	29,862	39,181	150,884	118,436	369,910
Consumer	1,508	3,418	1,082,189	520	31,303	—	—	—	1,118,938
Lease financing	12,460	—	374,373	—	123,196	—	—	—	510,029
Total loans	$324,021	$730,938	$3,192,721	$641,792	$812,792	$347,262	$158,967	$145,778	$6,354,271
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $62.1 million, or 0.98% of total loans, at March 31, 2023 compared to $61.1 million, or 0.97% of total loans, at December 31, 2022. The following table allocates the allowance for credit losses on loans by loan category:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$15,762	1.00%	$14,639	0.97%
Commercial real estate	28,216	1.15	29,290	1.20
Construction and land development	2,442	0.75	2,435	0.76
Total commercial loans	46,420	1.07	46,364	1.09
Residential real estate	4,350	1.18	4,301	1.17
Consumer	4,129	0.37	3,599	0.30
Lease financing	7,168	1.41	6,787	1.38
Total allowance for credit losses on loans	$62,067	0.98%	$61,051	0.97%
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
The allowance allocated to commercial loans totaled $15.8 million, or 1.00% of total commercial loans, at March 31, 2023, compared to $14.6 million, or 0.97%, at December 31, 2022. Modeled expected credit losses increased $0.9 million and qualitative factor ("Q-Factor") adjustments related to commercial loans increased $0.3 million.
The allowance allocated to commercial real estate loans totaled $28.2 million, or 1.15% of total commercial real estate loans, at March 31, 2023 compared to $29.3 million, or 1.20% of total commercial real estate loans, at December 31, 2022. Modeled expected credit losses related to commercial real estate loans decreased $1.1 million and Q-Factor adjustments related to commercial real estate loans increased $0.2 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $1.5 million at December 31, 2022 to $1.7 million at March 31, 2023.
The allowance allocated to consumer loans totaled $4.1 million, or 0.37% of total consumer loans at March 31, 2023, compared to $3.6 million, or 0.30%, at December 31, 2022. Modeled expected credit losses increased $0.4 million and Q-Factor adjustments increased $0.1 million.
The allowance allocated to the lease portfolio totaled $7.2 million, or 1.41% of total commercial leases, at March 31, 2023, increasing $0.4 million from $6.8 million, or 1.38% of total commercial leases at December 31, 2022. Modeled expected credit losses and Q-Factor adjustments related to commercial leases each increased $0.2 million.
In estimating expected credit losses as of March 31, 2023, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) growth of U.S. gross domestic product slowing from approximately 2.0% in the first half of 2023 to -0.5% in the second half of 2023 and first quarter of 2024; (ii) Federal Reserve raising the policy rate by 25 basis points at the May 2023 meeting; and (iii) Illinois Unemployment rate averaging 5.82% through the fourth quarter of 2023. These economic metrics forecast a slowing economy in 2023.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of March 31, 2023, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 52 basis points of total loans, increasing from 50 basis points at December 31, 2022. The Q-Factor adjustment at

March 31, 2023 was based primarily on declining economic conditions, including rising inflation fears and an increasing risk of recession and the impact of rising fuel prices on businesses and consumers.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance, beginning of period	$61,051	$51,062
Charge-offs:
Commercial	969	2,154
Commercial real estate	746	227
Construction and land development	—	6
Residential real estate	31	104
Consumer	263	305
Lease financing	390	206
Total charge-offs	2,399	3,002
Recoveries:
Commercial	94	11
Commercial real estate	2	67
Construction and land development	—	6
Residential real estate	17	113
Consumer	93	162
Lease financing	74	387
Total recoveries	280	746
Net charge-offs	2,119	2,256
Provision for credit losses on loans	3,135	4,132
Balance, end of period	$62,067	$52,938
Gross loans, end of period	$6,354,271	$5,539,961
Average total loans	$6,320,402	$5,274,051
Net charge-offs to average loans	0.14%	0.17%
Allowance for credit losses to total loans	0.98%	0.96%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs for the three months ended March 31, 2023 totaled $2.1 million, compared to $2.3 million for the same period one year ago. Net charge-offs to average loans were 0.14% and 0.17% for the three months ended March 31, 2023 and 2022, respectively.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonperforming loans:
Commercial	$6,403	$7,853
Commercial real estate	36,472	29,602
Construction and land development	200	229
Residential real estate	4,496	8,449
Consumer	885	921
Lease financing	2,257	2,369
Total nonperforming loans	50,713	49,423
Other real estate owned and other repossessed assets	8,093	8,401
Nonperforming assets	$58,806	$57,824
Nonperforming loans to total loans	0.80%	0.78%
Nonperforming assets to total assets	0.74%	0.74%
Allowance for credit losses to nonperforming loans	122.39%	123.53%
We did not recognize interest income on nonaccrual loans during the three months ended March 31, 2023 or 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million for both the three months ended March 31, 2023 and 2022.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
March 31, 2023	$20,273	$8,582	$35,510	$82,732	$210	$8,406	$155,713
December 31, 2022	12,693	9,579	42,770	82,949	210	8,415	156,616
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 increased $6.6 million to $28.9 million as of March 31, 2023, compared to $22.3 million as of December 31, 2022. Commercial real estate loans with a risk rating of 7 or 8 decreased $7.5 million to $118.2 million as of March 31, 2023, compared to $125.7 million as of December 31, 2022, primarily due to risk rating upgrades within the portfolio.

Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table sets forth the book value and percentage of each category of investment securities at March 31, 2023 and December 31, 2022. The book value for investment securities classified as available for sale is equal to fair market value.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$52,798	6.5%	$81,230	10.6%
U.S. government sponsored entities and U.S. agency securities	54,136	6.7	37,509	4.9
Mortgage-backed securities - agency	489,491	60.2	448,150	58.3
Mortgage-backed securities - non-agency	42,514	5.2	20,754	2.7
State and municipal securities	66,256	8.2	94,636	12.3
Collateralized loan obligations	22,695	2.8	—	—
Corporate securities	84,395	10.4	85,955	11.2
Total investment securities, available for sale, at fair value	$812,285	100.0%	$768,234	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2023. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$1,024	0.1%	3.64%
Maturing in one to five years	51,774	6.4	1.96
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$52,798	6.5%	1.99%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$9,992	1.2%	5.19%
Maturing in one to five years	26,064	3.2	2.70
Maturing in five to ten years	18,080	2.3	4.28
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$54,136	6.7%	3.67%

Mortgage-backed securities - agency:
Maturing within one year	$7,409	0.9%	3.71%
Maturing in one to five years	192,827	23.7	3.39
Maturing in five to ten years	166,379	20.5	3.82
Maturing after ten years	122,876	15.1	3.03
Total mortgage-backed securities - agency	$489,491	60.2%	3.44%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	10,092	1.2	1.97
Maturing in five to ten years	—	—	—
Maturing after ten years	32,422	4.0	4.01
Total mortgage-backed securities - non-agency	$42,514	5.2%	3.49%

State and municipal securities (1):
Maturing within one year	$1,527	0.2%	3.96%
Maturing in one to five years	11,854	1.4	2.56
Maturing in five to ten years	32,470	4.1	3.31
Maturing after ten years	20,405	2.5	3.12
Total state and municipal securities	$66,256	8.2%	3.14%

Collateralized loan obligations:
Maturing within one year	$11,121	1.3%	1.03%
Maturing in one to five years	11,574	1.5	2.94
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total collateralized loan obligations	$22,695	2.8%	2.00%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	9,655	1.2	3.25
Maturing in five to ten years	74,740	9.2	3.43
Maturing after ten years	—	—	—
Total corporate securities	$84,395	10.4%	3.41%
Total investment securities, available for sale	$812,285	100.0%	3.30%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at March 31, 2023.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$56,913	$52,798	$52,553	$245	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	57,925	54,136	44,000	10,136	—	—	—	—
Mortgage-backed securities - agency	559,278	489,491	10	489,481	—	—	—	—
Mortgage-backed securities - non-agency	46,300	42,514	42,514	—	—	—	—	—
State and municipal securities	72,732	66,256	156	60,510	707	738	—	4,145
Collateralized loan obligations	22,695	22,695	14,361	5,990	—	2,344	—	—
Corporate securities	95,219	84,395	—	32,004	25,998	26,393	—	—
Total investment securities, available for sale	$911,062	$812,285	$153,594	$598,366	$26,705	$29,475	$—	$4,145
Cash and Cash Equivalents. Cash and cash equivalents decreased $22.3 million to $138.3 million at March 31, 2023 compared to December 31, 2022, as the excess liquidity was used to fund loan growth during the quarter.
Liabilities. At March 31, 2023, liabilities totaled $7.15 billion compared to $7.10 billion at December 31, 2022.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $60.5 million to $6.43 billion at March 31, 2023, as compared to December 31, 2022. Interest rate promotions offered during the first quarter of 2023 on money market and time deposit products resulted in increases in balances of $79.7 million and $143.6 million, respectively, at March 31, 2023, compared to December 31, 2022. These increases were partially offset by a decrease in noninterest-bearing demand account balances of $146.4 million, as a result of increasing deposit rates in response to the rate increases announced by the Federal Reserve.

(dollars in thousands)	March 31, 2023		December 31, 2022
	Book Value	% of Total	Book Value	% of Total
Noninterest-bearing demand	$1,215,758	18.9%	$1,362,158	21.4%
Interest-bearing:
Checking	2,502,827	39.0	2,494,073	39.2
Money market	1,263,813	19.7	1,184,101	18.6
Savings	636,832	9.9	661,932	10.4
Time	805,971	12.5	662,388	10.4
Total deposits	$6,425,201	100.0%	$6,364,652	100.0%

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023		Three months ended March 31, 2022
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposits:
Noninterest-bearing demand	$1,250,899	—	$1,435,020	—
Interest-bearing:
Checking	2,497,714	2.65%	2,284,700	0.18%
Money market	1,188,478	2.26	879,624	0.10
Savings	650,138	0.15	694,885	0.03
Time, insured	573,206	1.64	482,043	0.51
Time, uninsured	129,833	2.50	144,953	0.53
Time, brokered	14,572	2.39	21,437	1.10
Total interest-bearing	5,053,941	2.12	4,507,642	0.19
Total deposits	$6,304,840	1.70%	$5,942,662	0.15%
    The Company estimates that uninsured deposits(1) totaled $1.32 billion, or 21% of total deposits, at March 31, 2023 compared to $1.55 billion, or 24%, at December 31, 2022. The following table sets forth the maturity of uninsured time deposits as of March 31, 2023:

(dollars in thousands)	Amount
Three months or less	$23,445
Three to six months	6,856
Six to 12 months	71,865
After 12 months	37,869
Total	$140,035
(1)    Uninsured deposits include the Call Report estimate of uninsured deposits less affiliate deposits, estimated insured portion of servicing deposits, additional structured FDIC coverage and collateralized deposits.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity increased $17.1 million to $775.6 million at March 31, 2023 as compared to December 31, 2022. The Company generated net income of $21.8 million during 2023 and accumulated other comprehensive loss decreased by $6.0 million. Offsetting these increases to shareholders’ equity were dividends to common shareholders of $6.7 million, dividends to preferred shareholders of $2.2 million and repurchases of common stock of $2.8 million.
The Company has a share repurchase program, whereby the Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. This program terminates December 31, 2023. As of March 31, 2023, $2.8 million, or 124,266 shares of the Company’s common stock, had been repurchased under the program, with approximately $22.2 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $33.9 million and $46.1 million at March 31, 2023 and December 31, 2022, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of March 31, 2023 and December 31, 2022:

(dollars in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$138.3	$160.6
Unpledged securities	310.3	209.2
FHLB committed liquidity	932.8	997.4
FRB discount window availability	207.7	12.2
Total Estimated Liquidity	$1,589.1	$1,379.4

Conditional Funding Based on Market Conditions
Additional credit facility	$250.0	$250.0
Brokered CDs (additional capacity)	$500.0	$500.0
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at March 31, 2023, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At March 31, 2023, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at March 31, 2023:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	12.46%	10.50%	N/A
Midland States Bank	11.59	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.25	8.50	N/A
Midland States Bank	10.76	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	7.84	7.00	N/A
Midland States Bank	10.76	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.54	4.00	N/A
Midland States Bank	10.02	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
March 31, 2023:
Dollar change	$(10,614)	$9,258	$18,380
Percent change	(3.8)%	3.3%	6.5%
December 31, 2022:
Dollar change	$(12,560)	$10,814	$21,357
Percent change	(4.2)%	3.6%	7.2%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for the -100, +100 and +200 basis point scenarios at March 31, 2023.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at March 31, 2023 projects that our earnings exhibit reduced sensitivity to changes in interest rates for all three scenarios compared to December 31, 2022.
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
ITEM 1A– RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2023.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2023	264	$25.48	—	$25,000,000
February 1 - 28, 2023	120	25.97	—	25,000,000
March 1 - 31, 2023	124,266	22.54	124,266	22,198,588
Total	124,650	$22.55	124,266	$22,198,588
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on December 6, 2022, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2023. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2023, 124,266 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $2.8 million.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2023 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: May 4, 2023	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)