Form 10-Q
period 2023-06-30
Midland States Bancorp, Inc.
filed 2023-08-03
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of July 21, 2023, the Registrant had 21,796,334 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$159,637	$153,345
Federal funds sold	1,058	7,286
Cash and cash equivalents	160,695	160,631
Investment securities available for sale, at fair value	882,715	768,234
Equity securities, at fair value	4,288	8,626
Loans	6,367,344	6,306,467
Allowance for credit losses on loans	(64,950)	(61,051)
Total loans, net	6,302,394	6,245,416
Loans held for sale	5,632	1,286
Premises and equipment, net	81,006	78,293
Other real estate owned	202	6,729
Nonmarketable equity securities	46,876	46,201
Accrued interest receivable	21,000	20,313
Loan servicing rights, at lower of cost or fair value	21,611	1,205
Commercial FHA mortgage loan servicing rights held for sale	—	20,745
Goodwill	161,904	161,904
Other intangible assets, net	18,367	20,866
Company-owned life insurance	152,210	150,443
Other assets	175,821	164,609
Total assets	$8,034,721	$7,855,501

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,162,909	$1,362,158
Interest-bearing deposits	5,263,639	5,002,494
Total deposits	6,426,548	6,364,652
Short-term borrowings	21,783	42,311
Federal Home Loan Bank advances and other borrowings	575,000	460,000
Subordinated debt	93,404	99,772
Trust preferred debentures	50,296	49,975
Accrued interest payable and other liabilities	90,869	80,217
Total liabilities	7,257,900	7,096,927

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,854,800 and 22,214,913 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	218	222
Capital surplus	442,886	449,196
Retained earnings	307,888	282,405
Accumulated other comprehensive loss, net of tax	(84,719)	(83,797)
Total shareholders’ equity	776,821	758,574
Total liabilities and shareholders’ equity	$8,034,721	$7,855,501
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans including fees:
Taxable	$91,350	$62,943	$178,809	$119,529
Tax exempt	427	514	852	1,062
Loans held for sale	59	77	75	297
Investment securities:
Taxable	6,899	4,055	12,269	7,952
Tax exempt	305	692	799	1,534
Nonmarketable equity securities	599	487	1,394	971
Federal funds sold and cash investments	852	468	1,832	639
Total interest income	100,491	69,236	196,030	131,984
Interest expense:
Deposits	33,617	3,810	60,022	5,971
Short-term borrowings	14	22	39	45
Federal Home Loan Bank advances and other borrowings	5,396	1,435	11,402	2,647
Subordinated debt	1,335	2,011	2,705	4,022
Trust preferred debentures	1,289	624	2,518	1,138
Total interest expense	41,651	7,902	76,686	13,823
Net interest income	58,840	61,334	119,344	118,161
Provision for credit losses:
Provision for credit losses on loans	5,879	4,741	9,014	8,873
Provision for credit losses on unfunded commitments	—	700	—	956
Recapture of other credit losses	—	—	—	(221)
Total provision for credit losses	5,879	5,441	9,014	9,608
Net interest income after provision for credit losses	52,961	55,893	110,330	108,553
Noninterest income:
Wealth management revenue	6,269	6,143	12,680	13,282
Residential mortgage banking revenue	540	384	945	983
Service charges on deposit accounts	2,677	2,304	5,245	4,372
Interchange revenue	3,696	3,590	7,108	6,870
Loss on sales of investment securities, net	(869)	(101)	(1,517)	(101)
Impairment on commercial mortgage servicing rights	—	(869)	—	(1,263)
Company-owned life insurance	891	840	1,767	1,859
Other income	5,549	2,322	8,304	4,224
Total noninterest income	18,753	14,613	34,532	30,226
Noninterest expense:
Salaries and employee benefits	22,857	22,645	47,100	44,515
Occupancy and equipment	3,879	3,489	8,322	7,244
Data processing	6,544	6,082	12,855	11,955
FDIC insurance	1,196	826	2,525	1,656
Professional	1,663	1,516	3,423	3,488
Marketing	670	733	1,373	1,421
Communications	496	635	1,007	1,347
Loan expense	1,420	1,137	2,238	2,080
Amortization of intangible assets	1,208	1,318	2,499	2,716
Other expense	2,961	2,958	6,034	5,801
Total noninterest expense	42,894	41,339	87,376	82,223
Income before income taxes	28,820	29,167	57,486	56,556
Income taxes	7,245	7,284	14,139	13,924
Net income	21,575	21,883	43,347	42,632
Preferred dividends	2,228	—	4,456	—
Net income available to common shareholders	$19,347	$21,883	$38,891	$42,632
Per common share data:
Basic earnings per common share	$0.86	$0.97	$1.72	$1.89
Diluted earnings per common share	$0.86	$0.97	$1.72	$1.89
Weighted average common shares outstanding	22,200,917	22,305,590	22,338,627	22,290,486
Weighted average diluted common shares outstanding	22,205,079	22,360,819	22,348,981	22,355,936
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$21,575	$21,883	$43,347	$42,632
Other comprehensive loss:
Investment securities available for sale:
Unrealized losses that occurred during the period	(8,020)	(32,659)	(2,656)	(83,435)
Recapture of credit loss expense	—	—	—	(221)
Reclassification adjustment for realized net losses on sales of investment securities included in net income	869	101	1,517	101
Income tax effect	1,930	8,953	308	22,977
Change in investment securities available for sale, net of tax	(5,221)	(23,605)	(831)	(60,578)
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(2,331)	(2,010)	(125)	3,095
Income tax effect	630	553	34	(851)
Change in cash flow hedges, net of tax	(1,701)	(1,457)	(91)	2,244
Other comprehensive loss, net of tax	(6,922)	(25,062)	(922)	(58,334)
Total comprehensive income (loss)	$14,653	$(3,179)	$42,425	$(15,702)
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, March 31, 2023	$110,548	$221	$447,471	$295,200	$(77,797)	$775,643
Net income	—	—	—	21,575	—	21,575
Other comprehensive loss	—	—	—	—	(6,922)	(6,922)
Common dividends declared ($0.30 per share)	—	—	—	(6,659)	—	(6,659)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(3)	(6,163)	—	—	(6,166)
Share-based compensation expense	—	—	567	—	—	567
Issuance of common stock under employee benefit plans	—		1,011	—	—	1,011
Balances, June 30, 2023	$110,548	$218	$442,886	$307,888	$(84,719)	$776,821

Balances, December 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
Net income	—	—	—	43,347	—	43,347
Other comprehensive loss	—	—	—	—	(922)	(922)
Common dividends declared ($0.60 per share)	—	—	—	(13,408)	—	(13,408)
Preferred dividends declared ($38.750 per share)	—	—	—	(4,456)	—	(4,456)
Common stock repurchased	—	(4)	(8,963)	—	—	(8,967)
Share-based compensation expense	—	—	1,192	—	—	1,192
Issuance of common stock under employee benefit plans	—	—	1,461	—	—	1,461
Balances, June 30, 2023	$110,548	$218	$442,886	$307,888	$(84,719)	$776,821

Balances, March 31, 2022	$—	$220	$446,044	$226,757	$(28,035)	$644,986
Net income	—	—	—	21,883	—	21,883
Other comprehensive loss	—	—	—	—	(25,062)	(25,062)
Common dividends declared ($0.29 per share)	—	—	—	(6,470)	—	(6,470)
Share-based compensation expense	—	—	519	—	—	519
Issuance of common stock under employee benefit plans	—	1	331	—	—	332
Balances, June 30, 2022	$—	$221	$446,894	$242,170	$(53,097)	$636,188

Balances, December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	—	42,632	—	42,632
Other comprehensive loss	—	—	—	—	(58,334)	(58,334)
Common dividends declared ($0.58 per share)	—	—	—	(12,934)	—	(12,934)
Common stock repurchased	—	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	—	1,046	—	—	1,046
Issuance of common stock under employee benefit plans	—	1	1,049	—	—	1,050
Balances, June 30, 2022	$—	$221	$446,894	$242,170	$(53,097)	$636,188
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$43,347	$42,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,014	9,608
Depreciation on premises and equipment	2,419	2,445
Amortization of intangible assets	2,499	2,716
Amortization of operating lease right-of-use asset	844	904
Amortization of loan servicing rights	172	1,507
Share-based compensation expense	1,192	1,046
Increase in cash surrender value of life insurance	(1,767)	(1,671)
Gain on proceeds from company-owned life insurance	—	(188)
Investment securities (accretion) amortization, net	(808)	1,440
Loss on sales of investment securities, net	1,517	101
Gain on repurchase of subordinated debt	(676)	—
Gain on sales of other real estate owned	(819)	120
Impairment on other real estate owned	—	404
Origination of loans held for sale	(27,259)	(100,806)
Proceeds from sales of loans held for sale	34,344	203,545
Gain on sale of loans held for sale	(1,144)	(799)
Impairment on commercial mortgage servicing rights	—	1,263
Net change in operating assets and liabilities:
Accrued interest receivable	(687)	2,954
Other assets	(11,430)	(17,039)
Accrued expenses and other liabilities	9,995	4,295
Net cash provided by operating activities	60,753	154,477
Cash flows from investing activities:
Purchases of investment securities available for sale	(245,744)	(99,882)
Proceeds from sales of investment securities available for sale	99,960	107,740
Maturities and payments on investment securities available for sale	29,455	53,329
Purchases of equity securities	(192)	(379)
Proceeds from sales of equity securities	5,148	—
Net increase in loans	(76,502)	(634,229)
Purchases of premises and equipment	(4,688)	(928)
Proceeds from sale of premises and equipment	50	143
Purchases of nonmarketable equity securities	(66,572)	(1,860)
Proceeds from redemptions of nonmarketable equity securities	65,897	2,500
Proceeds from sales of other real estate owned	7,346	505
Proceeds from settlements of company-owned life insurance	—	1,337
Net cash acquired in acquisitions	—	60,275
Net cash used in investing activities	(185,842)	(511,449)
Cash flows from financing activities:
Net increase (decrease) in deposits	61,896	(6,004)
Net decrease in short-term borrowings	(20,528)	(9,114)
Proceeds from FHLB borrowings	11,246,000	700,000
Payments made on FHLB borrowings and other borrowings	(11,131,000)	(725,000)
Payments made on subordinated debt	(5,845)	—
Cash dividends paid on preferred stock	(4,456)	—
Cash dividends paid on common stock	(13,408)	(12,934)
Redemption of Series G preferred stock	—	(171)
Common stock repurchased	(8,967)	(1,109)
Proceeds from issuance of common stock under employee benefit plans	1,461	1,050
Net cash provided by (used in) financing activities	125,153	(53,282)
Net increase (decrease) in cash and cash equivalents	64	(410,254)
Cash and cash equivalents:
Beginning of period	160,631	680,371
End of period	$160,695	$270,117
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$69,828	$13,746
Income tax paid (net of refunds)	11,024	16,606
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	—	74,997
Transfer of loans to other real estate owned	—	102
Right of use assets obtained in exchange for lease obligations	1,348	121
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	20,745	—
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
NOTE 3 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$46,636	$—	$3,890	$42,746
U.S. government sponsored entities and U.S. agency securities	77,510	—	4,052	73,458
Mortgage-backed securities - agency	612,214	640	74,220	538,634
Mortgage-backed securities - non-agency	69,921	—	4,010	65,911
State and municipal securities	64,481	8	6,995	57,494
Collateralized loan obligations	22,709	—	—	22,709
Corporate securities	95,172	—	13,409	81,763
Total available for sale securities	$988,643	$648	$106,576	$882,715

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$86,313	$113	$5,196	$81,230
U.S. government sponsored entities and U.S. agency securities	41,775	71	4,337	37,509
Mortgage-backed securities - agency	522,028	268	74,146	448,150
Mortgage-backed securities - non-agency	24,922	—	4,168	20,754
State and municipal securities	102,719	149	8,232	94,636
Corporate securities	95,266	—	9,311	85,955
Total available for sale securities	$873,023	$601	$105,390	$768,234
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at June 30, 2023. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$23,829	$23,763
After one year through five years	144,513	136,304
After five years through ten years	48,352	42,895
After ten years	89,814	75,208
Mortgage-backed securities	682,135	604,545
Total available for sale securities	$988,643	$882,715

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Investment securities available for sale
Proceeds from sales	$15,467	$107,740	$99,960	$107,740
Gross realized gains on sales	—	716	338	716
Gross realized losses on sales	(869)	(817)	(1,855)	(817)
Unrealized losses and fair values for investment securities available for sale as of June 30, 2023 and December 31, 2022, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$970	$11	$41,776	$3,879	$42,746	$3,890
U.S. government sponsored entities and U.S. agency securities	49,365	171	24,093	3,881	73,458	4,052
Mortgage-backed securities - agency	124,341	2,251	363,472	71,969	487,813	74,220
Mortgage-backed securities - non-agency	21,926	141	20,147	3,869	42,073	4,010
State and municipal securities	8,905	201	46,959	6,794	55,864	6,995
Corporate securities	3,164	336	78,599	13,073	81,763	13,409
Total available for sale securities	$208,671	$3,111	$575,046	$103,465	$783,717	$106,576

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$1,839	$24	$59,865	$5,172	$61,704	$5,196
U.S. government sponsored entities and U.S. agency securities	10,288	40	23,453	4,297	33,741	4,337
Mortgage-backed securities - agency	152,657	9,736	273,353	64,410	426,010	74,146
Mortgage-backed securities - non-agency	1,924	270	18,830	3,898	20,754	4,168
State and municipal securities	35,603	1,662	41,538	6,570	77,141	8,232
Corporate securities	39,595	3,400	46,360	5,911	85,955	9,311
Total available for sale securities	$241,906	$15,132	$463,399	$90,258	$705,305	$105,390
    At June 30, 2023, 320 investment securities available for sale had unrealized losses with aggregate depreciation of 11.93% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 4 – LOANS
The following table presents total loans outstanding by portfolio class, as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial:
Commercial	$875,295	$786,877
Commercial other	732,616	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,647,680	1,591,399
Commercial real estate owner occupied	453,514	496,786
Multi-family	273,939	277,889
Farmland	68,862	67,085
Construction and land development	366,631	320,882
Total commercial loans	4,418,537	4,268,615
Residential real estate:
Residential first lien	311,796	304,243
Other residential	59,690	61,851
Consumer:
Consumer	108,619	105,880
Consumer other	968,217	1,074,134
Lease financing	500,485	491,744
Total loans	$6,367,344	$6,306,467
Total loans include net deferred loan costs of $5.7 million and $4.4 million at June 30, 2023 and December 31, 2022, respectively, and unearned discounts of $67.5 million and $62.6 million within the lease financing portfolio at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, the Company had residential real estate loans held for sale totaling $5.6 million, compared to $1.3 million at December 31, 2022. The Company sold loans and leases with proceeds totaling $28.0 million and $34.3 million during the three and six months ended June 30, 2023, respectively, and $100.4 million and $203.5 million during the three and six months ended June 30, 2022, respectively.

Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Commercial FHA warehouse lines of $30.5 million and $25.0 million as of June 30, 2023 and December 31, 2022, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $21.6 million and $19.8 million at June 30, 2023 and December 31, 2022, respectively. The new loans, other additions, repayments and other reductions for the three and six months ended June 30, 2023 and 2022, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance	$19,519	$23,374	$19,776	$13,869
New loans and other additions	2,367	—	2,367	9,805
Repayments and other reductions	(317)	(277)	(574)	(577)
Ending balance	$21,569	$23,097	$21,569	$23,097

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and six months ended June 30, 2023 and 2022:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended June 30, 2023:
Balance, beginning of period	$15,762	$28,216	$2,442	$4,350	$4,129	$7,168	$62,067
Provision for credit losses on loans	196	2,427	1,049	1,207	4	996	5,879
Charge-offs	(1,071)	(1,544)	(334)	(54)	(260)	(771)	(4,034)
Recoveries	403	326	32	48	80	149	1,038
Balance, end of period	$15,290	$29,425	$3,189	$5,551	$3,953	$7,542	$64,950

Changes in allowance for credit losses on loans for the six months ended June 30, 2023:
Balance, beginning of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051
Provision for credit losses on loans	2,194	2,097	1,056	1,270	704	1,693	9,014
Charge-offs	(2,040)	(2,290)	(334)	(85)	(523)	(1,161)	(6,433)
Recoveries	497	328	32	65	173	223	1,318
Balance, end of period	$15,290	$29,425	$3,189	$5,551	$3,953	$7,542	$64,950

Changes in allowance for credit losses on loans for the three months ended June 30, 2022:
Balance, beginning of period	$12,621	$26,277	$816	$3,288	$2,672	$7,264	$52,938
Provision for credit losses on loans	(111)	4,284	279	133	415	(259)	4,741
Charge-offs	(60)	(2,625)	—	(46)	(191)	(499)	(3,421)
Recoveries	298	(62)	6	41	98	259	640
Balance, end of period	$12,748	$27,874	$1,101	$3,416	$2,994	$6,765	$54,898

Changes in allowance for credit losses on loans for the six months ended June 30, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	278	7,728	123	717	672	(645)	8,873
Charge-offs	(2,214)	(2,852)	(6)	(150)	(496)	(705)	(6,423)
Recoveries	309	5	12	154	260	646	1,386
Balance, end of period	$12,748	$27,874	$1,101	$3,416	$2,994	$6,765	$54,898
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$1,604	$969	$2,573	$1,910	$1,111	$3,021
Commercial other	3,537	—	3,537	3,169	—	3,169
Commercial real estate:
Commercial real estate non-owner occupied	12,016	9,092	21,108	1,345	11,899	13,244
Commercial real estate owner occupied	2,741	11,647	14,388	7,118	—	7,118
Multi-family	269	2,673	2,942	154	8,949	9,103
Farmland	172	—	172	25	—	25
Construction and land development	2,234	—	2,234	202	—	202
Total commercial loans	22,573	24,381	46,954	13,923	21,959	35,882
Residential real estate:
Residential first lien	2,865	559	3,424	2,925	572	3,497
Other residential	495	—	495	871	—	871
Consumer:
Consumer	97	—	97	120	—	120
Lease financing	3,413	—	3,413	1,606	—	1,606
Total loans	$29,443	$24,940	$54,383	$19,445	$22,531	$41,976
    There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2023 and 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $1.6 million for the three and six months ended June 30, 2023 and $0.5 million and $1.3 million for the three and six months ended June 30, 2022, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of June 30, 2023 and December 31, 2022:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
June 30, 2023
Commercial:
Commercial	$2,053	$969	$—	$3,022
Commercial real estate:
Non-owner occupied	19,401	—	—	19,401
Owner occupied	11,637	—	—	11,637
Multi-family	2,674	—	—	2,674
Lease financing	—	—	955	955
Total collateral dependent loans	$35,765	$969	$955	$37,689

December 31, 2022
Commercial:
Commercial	$—	$1,604	$—	$1,604
Commercial real estate:
Non-owner occupied	13,033	—	—	13,033
Owner occupied	3,874	—	—	3,874
Multi-family	8,950	—	—	8,950
Residential real estate
Residential first lien	220	—	—	220
Total collateral dependent loans	$26,077	$1,604	$—	$27,681

The aging status of the recorded investment in loans by portfolio as of June 30, 2023 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$5,880	$5,554	$—	$11,434	$2,573	$861,288	$875,295
Commercial other	8,921	3,503	71	12,495	3,537	716,584	732,616
Commercial real estate:
Commercial real estate non-owner occupied	5	23	—	28	21,108	1,626,544	1,647,680
Commercial real estate owner occupied	107	—	—	107	14,388	439,019	453,514
Multi-family	—	—	—	—	2,942	270,997	273,939
Farmland	152	—	—	152	172	68,538	68,862
Construction and land development	200	—	—	200	2,234	364,197	366,631
Total commercial loans	15,265	9,080	71	24,416	46,954	4,347,167	4,418,537
Residential real estate:
Residential first lien	6	115	36	157	3,424	308,215	311,796
Other residential	39	33	—	72	495	59,123	59,690
Consumer:
Consumer	405	31	—	436	97	108,086	108,619
Consumer other	5,717	3,844	—	9,561	—	958,656	968,217
Lease financing	5,161	4,465	354	9,980	3,413	487,092	500,485
Total loans	$26,593	$17,568	$461	$44,622	$54,383	$6,268,339	$6,367,344
The aging status of the recorded investment in loans by portfolio as of December 31, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$7	$112	$—	$119	$3,021	$783,737	$786,877
Commercial other	6,035	2,365	—	8,400	3,169	716,128	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,008	999	—	2,007	13,244	1,576,148	1,591,399
Commercial real estate owner occupied	73	—	—	73	7,118	489,595	496,786
Multi-family	—	—	—	—	9,103	268,786	277,889
Farmland	—	—	—	—	25	67,060	67,085
Construction and land development	—	6,000	—	6,000	202	314,680	320,882
Total commercial loans	7,123	9,476	—	16,599	35,882	4,216,134	4,268,615
Residential real estate:
Residential first lien	82	456	428	966	3,497	299,780	304,243
Other residential	188	13	—	201	871	60,779	61,851
Consumer:
Consumer	139	18	12	169	120	105,591	105,880
Consumer other	5,381	3,559	733	9,673	—	1,064,461	1,074,134
Lease financing	4,415	1,522	—	5,937	1,606	484,201	491,744
Total loans	$17,328	$15,044	$1,173	$33,545	$41,976	$6,230,946	$6,306,467

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
In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction or principal forgiveness, may be granted. During the three months ended June 30, 2023 the Company restructured three loans for borrowers experiencing financial difficulties with principal balances totaling $0.5 million. Two of the restructured loans were provided a term extension with the other receiving an interest rate reduction and a term extension. During the six months ended June 30, 2023 the Company restructured five loans for borrowers experiencing financial difficulties with principal balances totaling $0.6 million. Three of the restructured loans were provided a term extension with the other two receiving an interest rate reduction and a term extension.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of June 30, 2023 and December 31, 2022:

			June 30, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$123,578	$115,893	$92,140	$51,929	$17,118	$51,141	$383,336	$835,135
		Special mention	—	500	8,030	—	296	176	332	9,334
		Substandard	4,063	13,294	999	—	171	5,238	4,488	28,253
		Substandard – nonaccrual	—	—	332	—	84	457	1,700	2,573
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	127,641	129,687	101,501	51,929	17,669	57,012	389,856	875,295

	Commercial other	Acceptable credit quality	157,807	227,700	125,632	81,135	47,722	9,229	76,954	726,179
		Special mention	—	543	135	278	192	13	50	1,211
		Substandard	40	250	—	—	—	—	893	1,183
		Substandard – nonaccrual	326	977	837	710	579	108	—	3,537
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	506	—	—	—	—	—	506
		Subtotal	158,173	229,976	126,604	82,123	48,493	9,350	77,897	732,616

Commercial real estate	Non-owner occupied	Acceptable credit quality	103,887	681,398	382,913	138,251	84,869	144,947	7,196	1,543,461
		Special mention	—	—	183	467	162	12,408	—	13,220
		Substandard	—	2,272	—	—	35,314	32,305	—	69,891
		Substandard – nonaccrual	—	—	676	999	7,602	11,831	—	21,108
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	103,887	683,670	383,772	139,717	127,947	201,491	7,196	1,647,680

	Owner occupied	Acceptable credit quality	27,962	104,832	115,917	53,849	24,524	89,082	1,108	417,274
		Special mention	—	—	131	—	81	276	15	503
		Substandard	—	7,729	268	72	740	12,540	—	21,349
		Substandard – nonaccrual	159	9,663	2,436	197	143	1,486	304	14,388
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	28,121	122,224	118,752	54,118	25,488	103,384	1,427	453,514

	Multi-family	Acceptable credit quality	663	165,156	26,223	28,464	10,318	21,882	171	252,877
		Special mention	—	—	—	—	—	14,621	—	14,621
		Substandard	—	—	—	—	—	3,499	—	3,499
		Substandard – nonaccrual	—	—	899	—	107	1,936	—	2,942
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	663	165,156	27,122	28,464	10,425	41,938	171	273,939

	Farmland	Acceptable credit quality	8,743	6,042	15,432	12,891	3,888	19,614	1,452	68,062
		Special mention	—	—	—	—	—	96	—	96
		Substandard	—	—	14	—	22	344	152	532
		Substandard – nonaccrual	—	—	—	—	—	124	48	172
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	8,743	6,042	15,446	12,891	3,910	20,178	1,652	68,862

Construction and land development		Acceptable credit quality	28,311	189,923	100,265	1,236	674	1,232	34,325	355,966
		Special mention	—	—	—	—	—	60	—	60
		Substandard	—	—	6,000	—	—	—	—	6,000
		Substandard – nonaccrual	—	—	—	—	176	2,058	—	2,234
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	453	1,512	372	7	—	27	—	2,371
		Subtotal	28,764	191,435	106,637	1,243	850	3,377	34,325	366,631

Total		Acceptable credit quality	450,951	1,490,944	858,522	367,755	189,113	337,127	504,542	4,198,954
		Special mention	—	1,043	8,479	745	731	27,650	397	39,045
		Substandard	4,103	23,545	7,281	72	36,247	53,926	5,533	130,707
		Substandard – nonaccrual	485	10,640	5,180	1,906	8,691	18,000	2,052	46,954
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	453	2,018	372	7	—	27	—	2,877
Total commercial loans			$455,992	$1,528,190	$879,834	$370,485	$234,782	$436,730	$512,524	$4,418,537

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$111,087	$102,966	$61,751	$28,063	$12,547	$45,168	$404,100	$765,682
		Special mention	3,559	2,106	—	227	551	3,154	159	9,756
		Substandard	—	—	—	206	1,722	3,915	2,575	8,418
		Substandard – nonaccrual	—	340	—	132	83	246	2,220	3,021
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	114,646	105,412	61,751	28,628	14,903	52,483	409,054	786,877

	Commercial other	Acceptable credit quality	283,465	153,788	105,980	64,218	15,459	163	96,509	719,582
		Special mention	—	—	754	2,331	455	—	55	3,595
		Substandard	250	—	—	12	80	—	848	1,190
		Substandard – nonaccrual	524	1,247	444	463	491	—	—	3,169
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	161	—	—	—	—	—	—	161
		Subtotal	284,400	155,035	107,178	67,024	16,485	163	97,412	727,697

Commercial real estate	Non-owner occupied	Acceptable credit quality	679,040	403,952	145,235	72,504	18,249	160,992	4,833	1,484,805
		Special mention	1,407	186	477	10,633	195	8,452	—	21,350
		Substandard	569	—	7,458	32,731	1,587	29,655	—	72,000
		Substandard – nonaccrual	—	701	—	48	10,246	2,249	—	13,244
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	681,016	404,839	153,170	115,916	30,277	201,348	4,833	1,591,399

	Owner occupied	Acceptable credit quality	120,141	122,321	64,720	31,916	29,454	88,928	4,305	461,785
		Special mention	—	1,161	—	7,917	—	12,161	22	21,261
		Substandard	141	272	79	1,984	—	3,771	375	6,622
		Substandard – nonaccrual	155	4,165	225	146	333	1,790	304	7,118
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	120,437	127,919	65,024	41,963	29,787	106,650	5,006	496,786

	Multi-family	Acceptable credit quality	163,647	31,605	29,458	208	24,490	14,574	1,101	265,083
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	3,703	—	3,703
		Substandard – nonaccrual	—	927	—	113	—	8,063	—	9,103
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	163,647	32,532	29,458	321	24,490	26,340	1,101	277,889

	Farmland	Acceptable credit quality	8,659	16,138	13,467	4,117	3,129	19,102	1,593	66,205
		Special mention	—	—	—	—	—	159	—	159
		Substandard	—	14	—	23	113	347	199	696
		Substandard – nonaccrual	—	—	—	—	—	25	—	25
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	8,659	16,152	13,467	4,140	3,242	19,633	1,792	67,085

Construction and land development		Acceptable credit quality	171,243	79,747	10,676	8,388	98	1,420	37,997	309,569
		Special mention	—	—	—	—	—	210	—	210
		Substandard	—	6,000	—	—	2,415	—	—	8,415
		Substandard – nonaccrual	—	—	—	202	—	—	—	202
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,112	337	8	—	—	29	—	2,486
		Subtotal	173,355	86,084	10,684	8,590	2,513	1,659	37,997	320,882

Total		Acceptable credit quality	1,537,282	910,517	431,287	209,414	103,426	330,347	550,438	4,072,711
		Special mention	4,966	3,453	1,231	21,108	1,201	24,136	236	56,331
		Substandard	960	6,286	7,537	34,956	5,917	41,391	3,997	101,044
		Substandard – nonaccrual	679	7,380	669	1,104	11,153	12,373	2,524	35,882
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,273	337	8	—	—	29	—	2,647
Total commercial loans			$1,546,160	$927,973	$440,732	$266,582	$121,697	$408,276	$557,195	$4,268,615

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and six months ended June 30, 2023:

		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the three months ended June 30, 2023
Commercial	Commercial	$10	$—	$—	$22	$18	$60	$—	$110
	Commercial Other	36	649	102	105	69	—	—	961
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	—	—	—
	Owner occupied	—	—	—	—	—	1,481	—	1,481
	Multi-family	—	—	—	—	—	63	—	63
	Farmland	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	—	334	—	334
Total gross commercial charge-offs		$46	$649	$102	$127	$87	$1,938	$—	$2,949

For the six months ended June 30, 2023
Commercial	Commercial	$10	$—	$—	$22	$27	$71	$—	$130
	Commercial Other	36	1,208	166	105	69	326	—	1,910
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	—	—	—
	Owner occupied	—	—	—	—	—	1,481	—	1,481
	Multi-family	—	—	—	—	—	809	—	809
	Farmland	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	—	334	—	334
Total gross commercial charge-offs		$46	$1,208	$166	$127	$96	$3,021	$—	$4,664
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of June 30, 2023 and December 31, 2022:

			June 30, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$22,642	$75,091	$38,105	$30,465	$20,236	$121,760	$36	$308,335
		Nonperforming	35	50	—	33	356	2,987	—	3,461
		Subtotal	22,677	75,141	38,105	30,498	20,592	124,747	36	311,796

	Other residential	Performing	1,241	1,269	443	481	962	2,422	52,378	59,196
		Nonperforming	—	—	—	—	—	184	310	494
		Subtotal	1,241	1,269	443	481	962	2,606	52,688	59,690

Consumer	Consumer	Performing	17,417	28,154	36,165	7,561	2,813	13,851	2,561	108,522
		Nonperforming	—	25	3	7	—	59	3	97
		Subtotal	17,417	28,179	36,168	7,568	2,813	13,910	2,564	108,619

	Consumer other	Performing	206,635	468,600	185,590	70,858	26,877	6,846	2,811	968,217
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	206,635	468,600	185,590	70,858	26,877	6,846	2,811	968,217

Leases financing		Performing	96,561	184,332	92,293	67,347	41,983	14,202	—	496,718
		Nonperforming	214	1,723	387	313	633	497	—	3,767
		Subtotal	96,775	186,055	92,680	67,660	42,616	14,699	—	500,485

Total		Performing	344,496	757,446	352,596	176,712	92,871	159,081	57,786	1,940,988
		Nonperforming	249	1,798	390	353	989	3,727	313	7,819
Total other loans			$344,745	$759,244	$352,986	$177,065	$93,860	$162,808	$58,099	$1,948,807

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$75,449	$38,774	$31,566	$20,780	$21,691	$109,067	$336	$297,663
		Nonperforming	101	—	104	414	987	4,974	—	6,580
		Subtotal	75,550	38,774	31,670	21,194	22,678	114,041	336	304,243

	Other residential	Performing	1,722	496	534	1,060	1,496	1,515	53,159	59,982
		Nonperforming	17	—	—	7	18	208	1,619	1,869
		Subtotal	1,739	496	534	1,067	1,514	1,723	54,778	61,851

Consumer	Consumer	Performing	32,561	40,374	9,411	3,476	2,768	14,756	2,346	105,692
		Nonperforming	33	50	7	1	13	79	5	188
		Subtotal	32,594	40,424	9,418	3,477	2,781	14,835	2,351	105,880

	Consumer other	Performing	669,015	260,360	92,148	34,501	6,637	5,430	5,310	1,073,401
		Nonperforming	733	—	—	—	—	—	—	733
		Subtotal	669,748	260,360	92,148	34,501	6,637	5,430	5,310	1,074,134

Leases financing		Performing	215,084	110,294	84,458	54,684	21,767	3,088	—	489,375
		Nonperforming	—	522	736	818	254	39	—	2,369
		Subtotal	215,084	110,816	85,194	55,502	22,021	3,127	—	491,744

Total
		Performing	993,831	450,298	218,117	114,501	54,359	133,856	61,151	2,026,113
		Nonperforming	884	572	847	1,240	1,272	5,300	1,624	11,739
Total other loans			$994,715	$450,870	$218,964	$115,741	$55,631	$139,156	$62,775	$2,037,852

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and six months ended June 30, 2023:

		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the three months ended June 30, 2023
Residential real estate	Residential first lien	$—	$—	$—	$3	$7	$—	$—	$10
	Other residential	—	—	—	—	—	—	44	44
Consumer	Consumer	—	—	4	11	26	13	—	54
	Consumer other	18	30	7	2	1	148	—	206
Lease financing		—	336	343	52	—	40	—	771
Total gross other charge-offs		$18	$366	$354	$68	$34	$201	$44	$1,085

For the six months ended June 30, 2023
Residential real estate	Residential first lien	$—	$—	$9	$3	$7	$—	$—	$19
	Other residential	—	—	—	—	—	9	57	66
Consumer	Consumer	—	1	9	11	31	33	—	85
	Consumer other	18	83	39	16	32	250	—	438
Lease financing		—	393	535	135	22	76	—	1,161
Total gross other charge-offs		$18	$477	$592	$165	$92	$368	$57	$1,769

NOTE 5 – PREMISES, EQUIPMENT AND LEASES
A summary of premises and equipment at June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Land	$16,004	$16,004
Buildings and improvements	75,469	71,837
Furniture and equipment	34,629	34,081
Lease right-of-use assets	7,505	7,001
Total	133,607	128,923
Accumulated depreciation	(52,601)	(50,630)
Premises and equipment, net	$81,006	$78,293
    Depreciation expense for the three and six months ended June 30, 2023 was $1.2 million and $2.4 million, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 8 months to 15 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.5 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $9.3 million and $8.9 million as of June 30, 2023 and December 31, 2022, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$493	$532	$977	$1,040
Operating cash flows from leases	590	630	1,180	1,236
Right-of-use assets obtained in exchange for lease obligations	218	—	1,348	121
Weighted average remaining lease term	8.0 years	7.4 years	8.0 years	7.4 years
Weighted average discount rate	3.29%	2.89%	3.29%	2.89%
The projected minimum rental payments under the terms of the leases as of June 30, 2023 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2023 remaining	$947
2024	2,020
2025	1,103
2026	975
2027	875
Thereafter	4,704
Total future minimum lease payments	10,624
Less imputed interest	(1,357)
Total operating lease liabilities	$9,267

NOTE 6 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$2,165,150	$20,473	$—	$—
SBA	$46,279	$649	$46,081	$656
Residential	240,230	489	255,298	549
Commercial FHA held for sale	—	—	2,255,617	20,745
Total	$2,451,659	$21,611	$2,556,996	$21,950
Commercial FHA Mortgage Loan Servicing
During the third quarter of 2022, the Company committed to a plan to sell our commercial FHA servicing portfolio and, therefore, transferred $24.0 million to commercial FHA servicing rights held for sale. At June 30, 2023, the Company abandoned its plans to sell this servicing asset and removed this asset from held for sale at lower of cost or fair value with no gain or loss recognized.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at June 30, 2023 and December 31, 2022:

	Notional amount		Fair value gain
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivative instruments (included in other assets):
Interest rate lock commitments	$6,127	$2,078	$119	$49
Forward commitments to sell mortgage-backed securities	8,831	—	55	—
Total	$14,958	$2,078	$174	$49

	Notional amount		Fair value loss
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivative instruments (included in other liabilities):
Interest rate lock commitments	$—	$4,419	$—	$15
Forward commitments to sell mortgage-backed securities	—	6,669	—	—
Total	$—	$11,088	$—	$15

    During both the three and six months ended June 30, 2023, the Company recognized net gains of $0.1 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
During the three and six months ended June 30, 2022, the Company recognized net losses of $0.4 million and $0.3 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
In the first quarter of 2022, the Company entered into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Notional Amount	$225,000	$200,000
Fair value loss included in other liabilities	(10,124)	(9,999)
Tax effected amount included in accumulated other comprehensive (loss) income	(7,391)	(7,300)
Average remaining life	3.09	3.37
Weighted average pay rate	7.71%	7.23%
Weighted average receive rate	5.43%	5.48%
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $7.2 million and $7.4 million at June 30, 2023 and December 31, 2022, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.5 million at both June 30, 2023 and December 31, 2022, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 8 – DEPOSITS
The following table summarizes the classification of deposits as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing demand	$1,162,909	$1,362,158
Interest-bearing:
Checking	2,499,693	2,494,073
Money market	1,226,470	1,184,101
Savings	624,005	661,932
Time	913,471	662,388
Total deposits	$6,426,548	$6,364,652

NOTE 9 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of June 30, 2023 and December 31, 2022:

	Repurchase agreements
(dollars in thousands)	As of and for the six months ended June 30, 2023	As of and for the Year Ended December 31,2022
Outstanding at period-end	$21,783	$42,311
Average amount outstanding	30,291	58,688
Maximum amount outstanding at any month end	43,718	76,807
Weighted average interest rate:
During period	0.26%	0.18%
End of period	0.25%	0.26%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $28.8 million and $46.1 million at June 30, 2023 and December 31, 2022, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $184.1 million and $12.2 million at June 30, 2023 and December 31, 2022, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial loans and investment securities totaling $211.2 million and $14.3 million at June 30, 2023 and December 31, 2022, respectively. There were no outstanding borrowings under these lines at June 30, 2023 and 2022.
At June 30, 2023, the Company had available federal funds lines of credit totaling $339.0 million. These lines of credit were unused at June 30, 2023.
NOTE 10 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
FHLB advances – fixed rate, fixed term at rates averaging 4.18% at June 30, 2023 - maturing in February 2028	$55,000	$—
FHLB advances – putable fixed rate at rates averaging 2.70% and 2.35% at June 30, 2023 and December 31, 2022, respectively – maturing through February 2028 with call provisions through February 2024	160,000	110,000
FHLB advances –SOFR floater at rates averaging 6.68% and 5.92% at June 30, 2023 and December 31, 2022, respectively – maturing in October 2023	100,000	100,000
FHLB advances – Short term fixed rate at rates averaging 5.18% and 4.31% at June 30, 2023 and December 31, 2022, respectively– maturing in July 2023	260,000	250,000
Total FHLB advances and other borrowings	$575,000	$460,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.97 billion and $2.90 billion at June 30, 2023 and December 31, 2022, respectively.

NOTE 11 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at June 30, 2023 and December 31, 2022:

	Subordinated debt
	Fixed to Float		Fixed
(dollars in thousands)	Issued September 2019	Issued September 2019	Issued June 2015	Total
At June 30, 2023
Outstanding amount	$66,750	$27,250	$—	$94,000
Carrying amount	66,455	26,949	—	93,404
Current rate	5.00%	5.50%	N/A
At December 31, 2022
Outstanding amount	$72,750	$27,250	$550	$100,550
Carrying amount	72,300	26,925	547	99,772
Current rate	5.00%	5.50%	6.50%
Maturity date	9/30/2029	9/30/2034	6/18/2025
Optional redemption date	9/30/2024	9/30/2029	N/A
Fixed to variable conversion date	9/30/2024	9/30/2029	N/A
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%	N/A
Interest payment terms	Semiannually	Semiannually	Semiannually
During the second quarter of 2023, the Company repurchased $6.0 million of the outstanding Fixed to Float Subordinated Notes due September 30, 2029. The Company recognized a gain of $0.7 million which included the discount realized on the repurchase, offset by the remaining unamortized debt issuance costs on the repurchase.
The Company also repurchased the outstanding Fixed Rate Subordinated Notes due June 18, 2025, having an aggregate principal amount of $0.6 million, during the second quarter of 2023. The aggregate repurchase price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest.
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 12 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. The diluted earnings per common share computation for the three and six months ended June 30, 2023 and 2022 excluded antidilutive stock options of 375,912 and 60,698, respectively, because the exercise prices of these stock options exceeded the average market prices of the Company’s common shares for those respective periods. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$21,575	$21,883	$43,347	$42,632
Preferred dividends declared	(2,228)	—	(4,456)	—
Net income available to common shareholders	19,347	21,883	38,891	42,632
Common shareholder dividends	(6,579)	(6,397)	(13,248)	(12,786)
Unvested restricted stock award dividends	(80)	(73)	(160)	(148)
Undistributed earnings to unvested restricted stock awards	(149)	(171)	(300)	(334)
Undistributed earnings to common shareholders	$12,539	$15,242	$25,183	$29,364
Basic
Distributed earnings to common shareholders	$6,579	$6,397	$13,248	$12,786
Undistributed earnings to common shareholders	12,539	15,242	25,183	29,364
Total common shareholders earnings, basic	$19,118	$21,639	$38,431	$42,150
Diluted
Distributed earnings to common shareholders	$6,579	$6,397	$13,248	$12,786
Undistributed earnings to common shareholders	12,539	15,242	25,183	29,364
Total common shareholders earnings	19,118	21,639	38,431	42,150
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	1	—	1
Total common shareholders earnings, diluted	$19,118	$21,640	$38,431	$42,151
Weighted average common shares outstanding, basic	22,200,917	22,305,590	22,338,627	22,290,486
Options	4,162	55,229	10,354	65,450
Weighted average common shares outstanding, diluted	22,205,079	22,360,819	22,348,981	22,355,936
Basic earnings per common share	$0.86	$0.97	$1.72	$1.89
Diluted earnings per common share	0.86	0.97	1.72	1.89
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2023 or December 31, 2022 for assets measured at fair value on a recurring basis. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 2).
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at June 30, 2023 and December 31, 2022, are summarized below:

	June 30, 2023
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$42,746	$42,746	$—	$—
U.S. government sponsored entities and U.S. agency securities	73,458	—	73,458	—
Mortgage-backed securities - agency	538,634	—	538,634	—
Mortgage-backed securities - non-agency	65,911	—	65,911	—
State and municipal securities	57,494	—	57,494	—
Collateralized loan obligations	22,709	—	22,709	—
Corporate securities	81,763	—	81,763	—
Equity securities	4,288	4,288	—	—
Loans held for sale	5,632	—	5,632	—
Derivative assets	630	—	630	—
Total	$893,265	$47,034	$846,231	$—
Liabilities
Derivative liabilities	$10,580	$—	$10,580	$—
Total	$10,580	$—	$10,580	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$21,611	$—	$—	$21,611
Nonperforming loans	54,844	3,116	42,652	9,076
Other real estate owned	202	—	202	—
Assets held for sale	187	—	187	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$81,230	$81,230	$—	$—
U.S. government sponsored entities and U.S. agency securities	37,509	—	37,509	—
Mortgage-backed securities - agency	448,150	—	448,150	—
Mortgage-backed securities - non-agency	20,754	—	20,754	—
State and municipal securities	94,636	—	94,636	—
Corporate securities	85,955	—	85,955	—
Equity securities	8,626	8,626	—	—
Loans held for sale	1,286	—	1,286	—
Derivative assets	481	—	481	—
Total	$778,627	$89,856	$688,771	$—
Liabilities
Derivative liabilities	$10,446	$—	$10,446	$—
Total	$10,446	$—	$10,446	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$1,205	$—	$—	$1,205
Mortgage servicing rights held for sale	20,745	—	20,745	—
Nonperforming loans	49,423	5,478	34,406	9,539
Other real estate owned	6,729	—	6,729	—
Assets held for sale	356	—	356	—
    There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022.
The following table presents losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Commercial mortgage servicing rights	$—	$869	$—	$1,263
Nonperforming loans	3,573	10,779	4,676	11,366
Other real estate owned	—	67	—	404
Total losses on assets measured on a nonrecurring basis	$3,573	$11,715	$4,676	$13,033
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at June 30, 2023 and December 31, 2022:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2023
Loan servicing rights:
SBA servicing rights	$838	Discounted cash flow	Prepayment speed	15.62% - 16.02% (15.87%)
			Discount rate	No range (14.25%)

Residential servicing rights	2,575	Discounted cash flow	Prepayment speed	7.20% -26.28% (7.50%)
			Discount rate	9.25% - 11.75% (10.38%)

December 31, 2022
Loan servicing rights:
SBA servicing rights	876	Discounted cash flow	Prepayment speed	14.49% - 15.44% (15.00%)
			Discount rate	No range (13.00%)

Residential servicing rights	2,770	Discounted cash flow	Prepayment speed	7.56% - 26.28% (7.92%)
			Discount rate	9.00% - 11.50% (10.13%)
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
The Company has elected the fair value option for newly originated residential loans held for sale. These loans are intended for sale and are hedged with derivative instruments. We have elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification.
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$5,632	$212	$5,421	$1,286	$42	$1,244
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Commercial loans held for sale	$—	$(18)	$—	$—
Residential loans held for sale	50	104	149	(277)
Total loans held for sale	$50	$86	$149	$(277)

    The carrying values and estimated fair value of certain financial instruments not carried at fair value at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$159,637	$159,637	$159,637	$—	$—
Federal funds sold	1,058	1,058	1,058	—	—
Loans	6,367,344	6,153,641	—	—	6,153,641
Accrued interest receivable	21,000	21,000	—	21,000	—

Liabilities
Deposits	$6,426,548	$6,413,857	$—	$6,413,857	$—
Short-term borrowings	21,783	21,783	—	21,783	—
FHLB and other borrowings	575,000	571,334	—	571,334	—
Subordinated debt	93,404	89,232	—	89,232	—
Trust preferred debentures	50,296	51,700	—	51,700	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$143,035	$143,035	$143,035	$—	$—
Federal funds sold	7,286	7,286	7,286	—	—
Loans	6,306,467	6,121,026	—	—	6,121,026
Accrued interest receivable	20,313	20,313	—	20,313	—

Liabilities
Deposits	$6,364,652	$6,344,534	$—	$6,344,534	$—
Short-term borrowings	42,311	42,311	—	42,311	—
FHLB and other borrowings	460,000	457,998	—	457,998	—
Subordinated debt	99,772	95,301	—	95,301	—
Trust preferred debentures	49,975	54,668	—	54,668	—
The methods utilized to measure fair value of financial instruments at June 30, 2023 and December 31, 2022 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$1,083,981	$1,276,263
Financial guarantees – standby letters of credit	22,884	23,748
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2023 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and six months ended June 30, 2023 and 2022. The liability for unresolved repurchase demands totaled $0.2 million at June 30, 2023 and December 31, 2022.
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

Selected business segment financial information for the three and six months ended June 30, 2023 and 2022 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended June 30, 2023
Net interest income (expense)	$61,035	$—	$(2,195)	$58,840
Provision for credit losses	5,879	—	—	5,879
Noninterest income	11,874	6,269	610	18,753
Noninterest expense	38,550	4,675	(331)	42,894
Income (loss) before income taxes (benefit)	28,480	1,594	(1,254)	28,820
Income taxes (benefit)	7,326	445	(526)	7,245
Net income (loss)	$21,154	$1,149	$(728)	$21,575
Total assets	$8,025,617	$30,249	$(21,145)	$8,034,721

Six Months Ended June 30, 2023
Net interest income (expense)	$123,643	$—	$(4,299)	$119,344
Provision for credit losses	9,014	—	—	9,014
Noninterest income	21,495	12,680	357	34,532
Noninterest expense	78,397	9,516	(537)	87,376
Income (loss) before income taxes (benefit)	57,727	3,164	(3,405)	57,486
Income taxes (benefit)	14,532	884	(1,277)	14,139
Net income (loss)	$43,195	$2,280	$(2,128)	$43,347
Total assets	$8,025,617	$30,249	$(21,145)	$8,034,721

Three Months Ended June 30, 2022
Net interest income (expense)	$63,963	$—	$(2,629)	$61,334
Provision for credit losses	5,441	—	—	5,441
Noninterest income	8,495	6,143	(25)	14,613
Noninterest expense	37,362	4,091	(114)	41,339
Income (loss) before income taxes (benefit)	29,655	2,052	(2,540)	29,167
Income taxes (benefit)	7,545	573	(834)	7,284
Net income (loss)	$22,110	$1,479	$(1,706)	$21,883
Total assets	$7,422,518	$29,042	$(15,748)	$7,435,812

Six Months Ended June 30, 2022
Net interest income (expense)	$123,316	$—	$(5,155)	$118,161
Provision for credit losses	9,608	—	—	9,608
Noninterest income	16,901	13,282	43	30,226
Noninterest expense	73,609	8,766	(152)	82,223
Income (loss) before income taxes (benefit)	57,000	4,516	(4,960)	56,556
Income taxes (benefit)	14,260	1,263	(1,599)	13,924
Net income (loss)	$42,740	$3,253	$(3,361)	$42,632
Total assets	$7,422,518	$29,042	$(15,748)	$7,435,812

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,356	$5,139	$10,992	$11,121
Investment brokerage fees	430	543	861	1,141
Other	483	461	827	1,020
Service charges on deposit accounts:
Nonsufficient fund fees	1,741	1,524	3,439	2,856
Other	936	780	1,806	1,516
Interchange revenues	3,696	3,590	7,108	6,870
Other income:
Merchant services revenue	398	399	756	755
Other	1,403	671	2,033	1,439
Noninterest income - out-of-scope of Topic 606	4,310	1,506	6,710	3,508
Total noninterest income	$18,753	$14,613	$34,532	$30,226
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2023, as compared to December 31, 2022, and operating results for the three and six months ended June 30, 2023 and 2022. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.
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
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three and six months ended June 30, 2023 and 2022, and our financial condition as of June 30, 2023 and December 31, 2022, and may affect the comparability of financial information we report in future fiscal periods.
Redemption of Subordinated Notes. In the second quarter of 2023, the Company redeemed $6.6 million of outstanding subordinated notes. The weighted average redemption price was 89.2% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The Company recorded gains totaling $0.7 million on these redemptions.
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
Commercial FHA Mortgage Loan Servicing Rights. During the third quarter of 2022, we committed to a plan to sell the commercial servicing rights asset and transferred $24.0 million of commercial FHA loan servicing rights to held for sale. At June 30, 2023, the Company abandoned its plans to sell this servicing asset and removed this asset from held for sale at lower of cost or fair value with no gain or loss recognized.

Recent Acquisitions. On June 17, 2022, the Company completed its acquisition of the deposits and certain loans and other assets associated with FNBC's branches in Mokena and Yorkville, Illinois. The Company acquired $79.8 million in assets, including $60.3 million in cash and $16.6 million in loans, and assumed $79.8 million in deposits.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Income Statement Data:
Interest income	$100,491	$69,236	$196,030	$131,984
Interest expense	41,651	7,902	76,686	13,823
Net interest income	58,840	61,334	119,344	118,161
Provision for credit losses	5,879	5,441	9,014	9,608
Noninterest income	18,753	14,613	34,532	30,226
Noninterest expense	42,894	41,339	87,376	82,223
Income before income taxes	28,820	29,167	57,486	56,556
Income taxes	7,245	7,284	14,139	13,924
Net income	21,575	21,883	43,347	42,632
Preferred dividends	2,228	—	4,456	—
Net income available to common shareholders	$19,347	$21,883	$38,891	$42,632
Per Share Data:
Basic earnings per common share	$0.86	$0.97	$1.72	$1.89
Diluted earnings per common share	$0.86	$0.97	1.72	1.89
Performance Metrics:
Return on average assets	1.09%	1.19%	1.10%	1.17%
Return on average shareholders' equity	11.14%	13.65%	11.32%	13.22%
During the three months ended June 30, 2023, we generated net income of $21.6 million, or diluted earnings per common share of $0.86, compared to net income of $21.9 million, or diluted earnings per common share of $0.97, in the three months ended June 30, 2022. Earnings for the second quarter of 2023 compared to the second quarter of 2022 decreased slightly primarily due to a $2.5 million decrease in net interest income, a $0.4 million increase in provision for credit losses and a $1.6 million increase in noninterest expense. These results were partially offset by a $4.1 million increase in noninterest income.
During the six months ended June 30, 2023, we generated net income of $43.3 million, or diluted earnings per common share of $1.72, compared to net income of $42.6 million, or diluted earnings per common share of $1.89, in the six months ended June 30, 2022. Earnings for the six months ended June 30, 2023 compared to six months ended June 30, 2022 increased primarily due to a $1.2 million increase in net interest income, a $0.6 million decrease in provision for credit losses, and a $4.3 million increase in noninterest income. These results were partially offset by a $5.2 million increase in noninterest expense and a $0.2 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for three and six months ended June 30, 2023 and 2022.
On May 3, 2023, the Federal Reserve approved its 10th interest rate increase in just a little over a year. The increase takes the federal funds rate to a target range of 5.00%-5.25%, the highest since August 2007. At its June meeting, the Federal

Reserve decided to leave interest rates unchanged. The Federal Reserve indicated they will take another six weeks to see the impacts of policy moves as they continue to fight an inflation battle. The benchmark federal funds rate remains at a target range between 5.00%-5.25%, compared to a target rate of 0.00%-0.25% at the beginning of 2022.
During the three months ended June 30, 2023, net interest income, on a tax-equivalent basis, decreased to $59.0 million compared to $61.7 million for the three months ended June 30, 2022. The tax-equivalent net interest margin decreased to 3.23% for the second quarter of 2023 compared to 3.65% in the second quarter of 2022.
During the six months ended June 30, 2023, net interest income, on a tax-equivalent basis, increased to $119.8 million with a tax-equivalent net interest margin of 3.31% compared to net interest income, on a tax-equivalent basis, of $118.9 million and a tax-equivalent net interest margin of 3.58% for the six months ended June 30, 2022.
Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$67,377	$852	5.07%	$226,517	$468	0.83%
Investment securities:
Taxable investment securities	809,299	6,899	3.42	714,611	4,055	2.27
Investment securities exempt from federal income tax (1)	52,110	387	2.98	104,316	876	3.36
Total securities	861,409	7,286	3.39	818,927	4,931	2.41
Loans:
Loans (2)	6,301,723	91,350	5.81	5,609,232	62,943	4.50
Loans exempt from federal income tax (1)	54,289	540	3.99	68,559	651	3.81
Total loans	6,356,012	91,890	5.80	5,677,791	63,594	4.49
Loans held for sale	4,067	59	5.79	9,865	77	3.15
Nonmarketable equity securities	45,028	599	5.33	36,338	487	5.38
Total interest-earning assets	7,333,893	100,686	5.51	6,769,438	69,557	4.12
Noninterest-earning assets	612,238			615,348
Total assets	$7,946,131			$7,384,786
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,771,823	$27,502	2.92%	$3,366,774	$2,903	0.35%
Savings deposits	626,818	396	0.25	719,204	87	0.05
Time deposits	804,580	5,132	2.56	615,614	770	0.50
Brokered time deposits	55,967	587	4.21	17,167	50	1.16
Total interest-bearing deposits	5,259,188	33,617	2.56	4,718,759	3,810	0.32
Short-term borrowings	22,018	14	0.26	59,301	22	0.15
FHLB advances and other borrowings	471,989	5,396	4.59	307,611	1,435	1.87
Subordinated debt	97,278	1,335	5.51	139,232	2,011	5.78
Trust preferred debentures	50,218	1,289	10.29	49,602	624	5.05
Total interest-bearing liabilities	5,900,691	41,651	2.83	5,274,505	7,902	0.60
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,187,584			1,401,268
Other noninterest-bearing liabilities	81,065			66,009
Total noninterest-bearing liabilities	1,268,649			1,467,277
Shareholders’ equity	776,791			643,004
Total liabilities and shareholders’ equity	$7,946,131			$7,384,786
Net interest income / net interest margin (3)		$59,035	3.23%		$61,655	3.65%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.
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

	Six Months Ended June 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$76,201	$1,832	4.85%	$304,938	$639	0.42%
Investment securities:
Taxable investment securities	770,403	12,269	3.19	737,569	7,952	2.16
Investment securities exempt from federal income tax (1)	65,368	1,012	3.10	119,002	1,942	3.26
Total securities	835,771	13,281	3.18	856,571	9,894	2.31
Loans:
Loans (2)	6,283,259	178,809	5.74	5,406,467	119,529	4.46
Loans exempt from federal income tax (1)	55,046	1,078	3.95	70,570	1,344	3.84
Total loans	6,338,305	179,887	5.72	5,477,037	120,873	4.45
Loans held for sale	2,794	75	5.42	20,501	297	2.93
Nonmarketable equity securities	46,416	1,394	6.05	36,358	971	5.39
Total interest-earning assets	7,299,487	196,469	5.43	6,695,405	132,674	4.00
Noninterest-earning assets	611,528			623,224
Total assets	$7,911,015			$7,318,629
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,729,261	$50,457	2.73%	$3,266,076	$4,156	0.26%
Savings deposits	638,413	639	0.20	707,111	137	0.04
Time deposits	754,090	8,253	2.21	621,274	1,570	0.51
Brokered time deposits	35,384	673	3.84	19,290	108	1.13
Total interest-bearing deposits	5,157,148	60,022	2.35	4,613,751	5,971	0.26
Short-term borrowings	30,291	39	0.26	64,642	45	0.14
FHLB advances and other borrowings	505,945	11,402	4.54	309,436	2,647	1.72
Subordinated debt	98,538	2,705	5.54	139,186	4,022	5.78
Trust preferred debentures	50,133	2,518	10.13	49,527	1,138	4.64
Total interest-bearing liabilities	5,842,055	76,686	2.65	5,176,542	13,823	0.54
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,219,050			1,418,083
Other noninterest-bearing liabilities	77,895			73,878
Total noninterest-bearing liabilities	1,296,945			1,491,961
Shareholders’ equity	772,015			650,126
Total liabilities and shareholders’ equity	$7,911,015			$7,318,629
Net interest income / net interest margin (3)		$119,783	3.31%		$118,851	3.58%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.4 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.
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

	Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022			Six Months Ended June 30, 2023 compared with Six Months Ended June 30, 2022
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$(1,171)	$1,555	$384	$(2,989)	$4,182	$1,193
Investment securities:
Taxable investment securities	670	2,174	2,844	438	3,879	4,317
Investment securities exempt from federal income tax	(414)	(75)	(489)	(853)	(77)	(930)
Total securities	256	2,099	2,355	(415)	3,802	3,387
Loans:
Loans	8,904	19,503	28,407	22,168	37,112	59,280
Loans exempt from federal income tax	(139)	28	(111)	(300)	34	(266)
Total loans	8,765	19,531	28,296	21,868	37,146	59,014
Loans held for sale	(64)	46	(18)	(366)	144	(222)
Nonmarketable equity securities	116	(4)	112	286	137	423
Total earning assets	$7,902	$23,227	$31,129	$18,384	$45,411	$63,795
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,651	$22,948	$24,599	$3,428	$42,873	$46,301
Savings deposits	(35)	344	309	(41)	543	502
Time deposits	721	3,641	4,362	894	5,789	6,683
Brokered deposits	260	277	537	198	367	565
Total interest-bearing deposits	2,597	27,210	29,807	4,479	49,572	54,051
Short-term borrowings	(19)	11	(8)	(34)	28	(6)
FHLB advances and other borrowings	1,323	2,638	3,961	3,055	5,700	8,755
Subordinated debt	(594)	(82)	(676)	(1,141)	(176)	(1,317)
Trust preferred debentures	12	653	665	22	1,358	1,380
Total interest-bearing liabilities	$3,319	$30,430	$33,749	6,381	56,482	62,863
Net interest income	$4,583	$(7,203)	$(2,620)	$12,003	$(11,071)	$932
Interest Income. Interest income, on a tax-equivalent basis, increased $31.1 million to $100.7 million in the three months ended June 30, 2023 as compared to the same quarter in 2022, primarily due to improved yields on earning assets. The yield on earning assets increased 139 basis points to 5.51% from 4.12% primarily due to the impact of increasing market interest rates.
Average earning assets increased to $7.33 billion in the second quarter of 2023 from $6.77 billion in the same quarter in 2022. Increases in average loans and investment securities of $678.2 million and $42.5 million, respectively, were partially offset by a decrease in federal funds sold and cash investments of $159.1 million.
Average loans increased $678.2 million in the second quarter of 2023 compared to the same quarter of 2022. Average commercial loans increased $115.5 million. Included in this category are commercial FHA warehouse lines. Average commercial FHA warehouse lines decreased $93.2 million to $13.4 million in the second quarter of 2023. Excluding the changes in the commercial FHA warehouse line portfolio, average commercial loans increased $208.7 million in the second quarter of 2023 compared to the same period one year prior.

Average commercial real estate loans increased this quarter by $229.7 million, compared to the prior year's second quarter. Average balances in our construction loans, consumer loans and lease portfolios also increased this quarter by $154.0 million, $68.0 million and $70.6 million, respectively, compared to the prior year second quarter.
For the six months ended June 30, 2023, interest income, on a tax-equivalent basis, increased $63.8 million to $196.5 million as compared to the same period in 2022, primarily due to improved yields on earning assets. The yield on earning assets increased 143 points to 5.43% from 4.00%, primarily due to the impact of increasing market interest rates.
Average earning assets increased to $7.30 billion in the first six months of 2023 from $6.70 billion in the same period in 2022. An increase in average loans of $861.3 million was partially offset by a $228.7 million decrease in federal funds sold and cash investments.
Average commercial loans increased $129.9 million for the six months ended June 30, 2023 compared to the same period of 2022. Commercial FHA warehouse lines decreased $63.4 million to $13.4 million in the first half of 2023. Excluding the changes in the commercial FHA warehouse line portfolio, average commercial loans increased $193.3 million for the six months ended June 30, 2023 compared to the same period one year prior.
Average balances in our commercial real estate loan portfolio increased by $369.7 million for the six months ended June 30, 2023 compared to the same period of 2022. Average construction loans, consumer loans and lease portfolios also increased $141.8 million, $108.8 million and $73.3 million, respectively, for the six months ended June 30, 2023 compared to the same period of 2022.
Interest Expense. Interest expense increased $33.7 million to $41.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The cost of interest-bearing liabilities increased to 2.83% for the second quarter of 2023 compared to 0.60% for the second quarter of 2022 due to the increase in deposit costs as a result of the rate increases announced by the Federal Reserve.
Interest expense on deposits increased $29.8 million to $33.6 million for the three months ended June 30, 2023 from the comparable period in 2022. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $540.4 million, or 11.45%, to $5.26 billion for the three months ended June 30, 2023 compared to the same period one year earlier. The increase in volume was attributable to increases of retail deposits, servicing deposits and brokered deposits of $148.5 million, $41.3 million, and $58.4 million, respectively. In addition, our Insured Cash Sweep product average balances increased $351.7 million.
For the six month period ended June 30, 2023, interest expense increased $62.9 million to $76.7 million compared to the six months ended June 30, 2022. The cost of interest-bearing liabilities increased to 2.65% for the first six months of 2023 compared to 0.54% for the same period of 2022. Interest expense on deposits increased to $60.0 million from $6.0 million for the comparable period in 2022, primarily due to increases in interest rates on deposits.

Interest expense on FHLB advances and other borrowings increased $4.0 million and $8.8 million for the three and six months ended June 30, 2023, respectively, from the comparable periods in 2022. Average balances increased $164.4 million and $196.5 million for the three and six months ended June 30, 2023, respectively, from the comparable periods in 2022.

Interest expense on subordinated debt decreased $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively, from the comparable periods in 2022. The Company redeemed $6.6 million of subordinated debt in the second quarter of 2023 and $40.0 million of subordinated debt on October 15, 2022.

Interest expense on trust preferred debentures increased $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, from the comparable periods in 2022, due to interest rate increases, as these debt instruments reprice quarterly.
Provision for Credit Losses. The Company's provision for credit losses totaled $5.9 million for the three months ended June 30, 2023, all of which was attributable to loans. Provision for credit losses for the three months ended June 30, 2022 was $5.4 million, with $4.7 million expense attributable to loans and $0.7 million expense related to unfunded loan commitments. For the six months ended June 30, 2023 and 2022, the Company recorded provision expense of $9.0 million and $9.6 million, respectively.
The provision for credit losses on loans recognized during the three and six months ended June 30, 2023 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. Noninterest income increased 28.33% for the three months ended June 30, 2023, compared to the same period one year prior, and increased 14.25% for the six months ended June 30, 2023, compared to the same period one year prior. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2023	2022		2023	2022
Noninterest income:
Wealth management revenue	$6,269	$6,143	$126	$12,680	$13,282	$(602)
Residential mortgage banking revenue	540	384	156	945	983	(38)
Service charges on deposit accounts	2,677	2,304	373	5,245	4,372	873
Interchange revenue	3,696	3,590	106	7,108	6,870	238
Loss on sales of investment securities, net	(869)	(101)	(768)	(1,517)	(101)	(1,416)
Impairment on commercial mortgage servicing rights	—	(869)	869	—	(1,263)	1,263
Company-owned life insurance	891	840	51	1,767	1,859	(92)
Other income	5,549	2,322	3,227	8,304	4,224	4,080
Total noninterest income	$18,753	$14,613	$4,140	$34,532	$30,226	$4,306
Wealth management revenue. Wealth management revenue decreased $0.6 million for the six months ended June 30, 2023, as compared to the same period in 2022. Assets under administration increased to $3.59 billion at June 30, 2023 from $3.50 billion at June 30, 2022, primarily due to an increase in market performance in 2023.

Loss on sale of investment securities. The Company took advantage of certain market conditions during the three and six months ended June 30, 2023 to reposition out of lower yielding securities into other structures, which are expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $0.9 million and $1.5 million in the three and six months ended June 30, 2023, with expected paybacks to occur within a one year period.

Other noninterest income. Other income increased $3.2 million and $4.1 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. As mentioned previously, the Company recognized a gain of $0.7 million on the redemption of subordinated debt in the second quarter of 2023. Also in the second quarter of 2023, we recognized a gain of $0.8 million on the sale of OREO. Net unrealized gains on our equity securities increased $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. As a result of designating our commercial FHA loan servicing rights as held for sale, we did not amortize the servicing asset nor record impairment in 2023. In the three and six months ended June 30, 2022, amortization expense totaled $0.6 million and $1.3 million, respectively.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2023	2022		2023	2022
Noninterest expense:
Salaries and employee benefits	$22,857	$22,645	$212	$47,100	$44,515	$2,585
Occupancy and equipment	3,879	3,489	390	8,322	7,244	1,078
Data processing	6,544	6,082	462	12,855	11,955	900
FDIC insurance	1,196	826	370	2,525	1,656	869
Professional	1,663	1,516	147	3,423	3,488	(65)
Marketing	670	733	(63)	1,373	1,421	(48)
Communications	496	635	(139)	1,007	1,347	(340)
Loan expense	1,420	1,137	283	2,238	2,080	158
Amortization of intangible assets	1,208	1,318	(110)	2,499	2,716	(217)
Other expense	2,961	2,958	3	6,034	5,801	233
Total noninterest expense	$42,894	$41,339	$1,555	$87,376	$82,223	$5,153
    Salaries and employee benefits. For the six months ended June 30, 2023, salaries and employee benefits expense increased $2.6 million as compared to the same period in 2022, primarily due to annual salary increases and increased medical insurance expense. The Company employed 915 employees at June 30, 2023 compared to 932 employees at June 30, 2022.
Occupancy and Equipment Expense. For the six months ended June 30, 2023, occupancy and equipment expense increased $1.1 million as compared to the same period in 2022 primarily as a result of the non-controllable seasonal expenses in the first quarter of 2023, including snow removal. In addition, the Company transitioned to an outsourced facilities management program and incurred increased repair expenses as a result of deferred maintenance.
Data processing fees. The $0.5 million and $0.9 million increases in data processing fees for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 were primarily the result of our continuing investments in technology to better serve our growing customer base and increased transaction volumes.
FDIC Insurance Expense. For the three and six months ended June 30, 2023, FDIC insurance expense increased $0.4 million and $0.9 million, respectively, as compared to the same periods in 2022, primarily as a result of the FDIC increasing the base assessment rate by 2 basis points, effective January 1, 2023.
Income Tax Expense. Income tax expense was $7.2 million for the three months ended June 30, 2023, as compared to $7.3 million for the three months ended June 30, 2022. The resulting effective tax rates were 25.1% and 25.0% for the three months ended June 30, 2023 and 2022, respectively.
Income tax expense was $14.1 million for the six months ended June 30, 2023, as compared to $13.9 million for the six months ended June 30, 2022. The resulting effective tax rates were 24.6% for each of the six months ended June 30, 2023 and 2022.
Financial Condition
Assets. Total assets increased to $8.03 billion at June 30, 2023, as compared to $7.86 billion at December 31, 2022.

Loans. The loan portfolio is the largest category of our assets. At June 30, 2023, total loans were $6.37 billion as compared to $6.31 billion at December 31, 2022. The following table shows loans by category as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial:
Equipment finance loans	$614,633	9.7%	$616,751	9.8%
Equipment finance leases	500,485	7.9	491,744	7.8
Commercial FHA lines	30,522	0.5	25,029	0.4
Other commercial loans	962,756	15.1	872,794	13.8
Total commercial loans and leases	2,108,396	33.2	2,006,318	31.8
Commercial real estate	2,443,995	38.4	2,433,159	38.6
Construction and land development	366,631	5.7	320,882	5.1
Residential real estate	371,486	5.8	366,094	5.8
Consumer	1,076,836	16.9	1,180,014	18.7
Total loans, gross	6,367,344	100.0%	6,306,467	100.0%
Allowance for credit losses on loans	(64,950)		(61,051)
Total loans, net	$6,302,394		$6,245,416

Total loans increased $60.9 million to $6.37 billion at June 30, 2023, as compared to December 31, 2022. The loan growth was primarily reflected in our commercial loans and leases, and construction and land development portfolios, which increased $102.1 million and $45.7 million, respectively.
Commercial loans and leases, which includes commercial FHA warehouse lines, increased $102.1 million to $2.11 billion at June 30, 2023, as compared to December 31, 2022. Advances on commercial FHA warehouse lines increased $5.5 million to $30.5 million at June 30, 2023. Excluding the increase in commercial FHA warehouse lines, commercial loans and leases increased $96.6 million.
Consumer loans decreased $103.2 million at June 30, 2023 primarily due to a decrease in loans originated through the program with GreenSky. On January 24, 2023, the Company notified GreenSky that, effective October 21, 2023, the Company would terminate its participation in GreenSky’s loan origination program. Following the termination, GreenSky is expected to continue servicing all loans originated through the program.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2023:

	June 30, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$103,361	$413,526	$667,884	$104,191	$188,877	$93,196	$—	$36,876	$1,607,911
Commercial real estate	164,963	308,711	978,946	398,809	377,862	190,462	5,718	18,524	2,443,995
Construction and land development	6,307	69,536	107,084	128,630	20,211	32,063	1,015	1,785	366,631
Total commercial loans	274,631	791,773	1,753,914	631,630	586,950	315,721	6,733	57,185	4,418,537
Residential real estate	1,194	3,385	8,345	18,556	28,221	38,652	155,488	117,645	371,486
Consumer	1,623	3,043	1,042,478	536	29,156	—	—	—	1,076,836
Lease financing	14,899	—	370,336	—	115,250	—	—	—	500,485
Total loans	$292,347	$798,201	$3,175,073	$650,722	$759,577	$354,373	$162,221	$174,830	$6,367,344
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $65.0 million, or 1.02% of total loans, at June 30, 2023 compared to $61.1 million, or 0.97% of total loans, at December 31, 2022. The following table allocates the allowance for credit losses on loans by loan category:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Allowance	% (1)	Allowance	% (1)
Commercial	$15,290	0.95%	$14,639	0.97%
Commercial real estate	29,425	1.20	29,290	1.20
Construction and land development	3,189	0.87	2,435	0.76
Total commercial loans	47,904	1.08	46,364	1.09
Residential real estate	5,551	1.49	4,301	1.17
Consumer	3,953	0.37	3,599	0.30
Lease financing	7,542	1.51	6,787	1.38
Total allowance for credit losses on loans	$64,950	1.02%	$61,051	0.97%
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

The allowance allocated to commercial loans totaled $15.3 million, or 0.95% of total commercial loans, at June 30, 2023, compared to $14.6 million, or 0.97%, at December 31, 2022. Modeled expected credit losses increased $0.2 million and qualitative factor ("Q-Factor") adjustments related to commercial loans increased $0.5 million.
The allowance allocated to residential real estate loans totaled $5.6 million, or 1.49% of total residential real estate loans at June 30, 2023, compared to $4.3 million, or 1.17%, at December 31, 2022. Modeled expected credit losses increased $0.9 million and Q-Factor adjustments increased $0.3 million.
The allowance allocated to consumer loans totaled $4.0 million, or 0.37% of total consumer loans at June 30, 2023, compared to $3.6 million, or 0.30%, at December 31, 2022. The allowance allocated to the GreenSky portfolio increased to 30 basis points as of June 30, 2023 compared to 25 basis points as of December 31, 2022, due to residual risk as the portfolio starts paying down and credit enhancements shrink. In addition, specific allocations for consumer loans that were evaluated for expected credit losses on an individual basis increased $0.2 million.
The allowance allocated to the lease portfolio totaled $7.5 million, or 1.51% of total commercial leases, at June 30, 2023, increasing $0.7 million from $6.8 million, or 1.38% of total commercial leases at December 31, 2022. Modeled expected credit losses increased $0.5 million and specific allocations for leases that were evaluated for expected credit losses on an individual basis increased $0.2 million.
In estimating expected credit losses as of June 30, 2023, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) expectations of a recession to occur in second half of 2023 because of past rate hikes by the Fed and the lagged effect of recent tightening in lending standards; U.S. gross domestic product growth of 1.3% for 2023 and 0.4% for 2024; (ii) Federal Reserve holding the policy rate through year end with a gradual decrease in 2024; and (iii) unemployment rate averaging 3.9% for 2023, increasing to an average of 5.2% for 2024. While these economic metrics indicate an improvement from the prior quarter, they still point to a slowing economy.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2023, modeled expected credit losses were adjusted upwards with a Q-Factor adjustment of approximately 52 basis points of total loans, increasing from 50 basis points at December 31, 2022. The Q-Factor adjustment at June 30, 2023 was based primarily on declining economic conditions, including rising inflation fears.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$62,067	$52,938	$61,051	$51,062
Charge-offs:
Commercial	1,071	60	2,040	2,214
Commercial real estate	1,544	2,625	2,290	2,852
Construction and land development	334	—	334	6
Residential real estate	54	46	85	150
Consumer	260	191	523	496
Lease financing	771	499	1,161	705
Total charge-offs	4,034	3,421	6,433	6,423
Recoveries:
Commercial	403	298	497	309
Commercial real estate	326	(62)	328	5
Construction and land development	32	6	32	12
Residential real estate	48	41	65	154
Consumer	80	98	173	260
Lease financing	149	259	223	646
Total recoveries	1,038	640	1,318	1,386
Net charge-offs	2,996	2,781	5,115	5,037
Provision for credit losses on loans	5,879	4,741	9,014	8,873
Balance, end of period	$64,950	$54,898	$64,950	$54,898
Gross loans, end of period	$6,367,344	$5,795,544	$6,367,344	$5,795,544
Average total loans	$6,356,012	$5,677,791	$6,338,305	$5,477,037
Net charge-offs to average loans	0.19%	0.20%	0.16%	0.19%
Allowance for credit losses to total loans	1.02%	0.95%	1.02%	0.95%
Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs for the three months ended June 30, 2023 totaled $3.0 million, compared to $2.8 million for the same period one year ago. For the six months ended June 30, 2023, net charge-offs totaled $5.1 million, compared to $5.0 million for the same period one year ago.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonperforming loans:
Commercial	$6,181	$7,853
Commercial real estate	38,610	29,602
Construction and land development	2,234	229
Residential real estate	3,955	8,449
Consumer	97	921
Lease financing	3,767	2,369
Total nonperforming loans	54,844	49,423
Other real estate owned and other repossessed assets	2,844	8,401
Nonperforming assets	$57,688	$57,824
Nonperforming loans to total loans	0.86%	0.78%
Nonperforming assets to total assets	0.72%	0.74%
Allowance for credit losses to nonperforming loans	118.43%	123.53%
We did not recognize interest income on nonaccrual loans during the three months ended June 30, 2023 or 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.3 million for the three and six months ended June 30, 2022, respectively.
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
The following table presents the recorded investment of potential problem commercial loans by loan category at the dates indicated:

	Commercial		Commercial real estate		Construction & land development
	Risk category		Risk category		Risk category
(dollars in thousands)	7	8 (1)	7	8 (1)	7	8 (1)	Total
June 30, 2023	$10,545	$29,183	$28,440	$95,203	$60	$6,000	$169,431
December 31, 2022	12,693	9,579	42,770	82,949	210	8,415	156,616
(1)Includes only those 8-rated loans that are not included in nonperforming loans.
    Commercial loans with a risk rating of 7 or 8 increased $17.5 million to $39.7 million as of June 30, 2023, compared to $22.3 million as of December 31, 2022. The increase was due to a single commercial loan that was down graded in the second quarter of 2023. Commercial real estate loans with a risk rating of 7 or 8 decreased $2.1 million to $123.6 million as of June 30, 2023, compared to $125.7 million as of December 31, 2022, primarily due to risk rating upgrades within the portfolio.

Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The following table sets forth the book value and percentage of each category of investment securities at June 30, 2023 and December 31, 2022. The book value for investment securities classified as available for sale is equal to fair market value.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Investment securities available for sale:
U.S. Treasury securities	$42,746	4.8%	$81,230	10.6%
U.S. government sponsored entities and U.S. agency securities	73,458	8.3	37,509	4.9
Mortgage-backed securities - agency	538,634	61.0	448,150	58.3
Mortgage-backed securities - non-agency	65,911	7.5	20,754	2.7
State and municipal securities	57,494	6.5	94,636	12.3
Collateralized loan obligations	22,709	2.6	—	—
Corporate securities	81,763	9.3	85,955	11.2
Total investment securities, available for sale, at fair value	$882,715	100.0%	$768,234	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2023. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Book value	% of total	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$1,263	0.1%	3.26%
Maturing in one to five years	41,483	4.8	1.01
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$42,746	4.9%	1.07%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$9,970	1.1%	4.89%
Maturing in one to five years	55,358	6.3	4.13
Maturing in five to ten years	8,130	0.9	1.00
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$73,458	8.3%	3.82%

Mortgage-backed securities - agency:
Maturing within one year	$6,927	0.8%	2.44%
Maturing in one to five years	241,929	27.4	3.60
Maturing in five to ten years	104,984	11.9	3.27
Maturing after ten years	184,794	20.9	2.17
Total mortgage-backed securities - agency	$538,634	61.0%	3.00%

Mortgage-backed securities - non-agency:
Maturing within one year	$14,532	1.6%	5.95%
Maturing in one to five years	31,231	3.5	6.01
Maturing in five to ten years	274	—	3.58
Maturing after ten years	19,874	2.3	2.52
Total mortgage-backed securities - non-agency	$65,911	7.4%	4.80%

State and municipal securities (1):
Maturing within one year	$1,385	0.2%	3.32%
Maturing in one to five years	9,243	1.0	2.92
Maturing in five to ten years	7,788	0.9	2.51
Maturing after ten years	39,078	4.4	2.53
Total state and municipal securities	$57,494	6.5%	2.61%

Collateralized loan obligations:
Maturing within one year	$11,145	1.3%	8.86%
Maturing in one to five years	11,564	1.3	6.47
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total collateralized loan obligations	$22,709	2.6%	7.64%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	18,656	2.1	3.07
Maturing in five to ten years	26,977	3.1	4.15
Maturing after ten years	36,130	4.1	3.31
Total corporate securities	$81,763	9.3%	3.52%
Total investment securities, available for sale	$882,715	100.0%	3.23%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at June 30, 2023.

	Amortized	Estimated	Average credit rating
(dollars in thousands)	cost	fair value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$46,636	$42,746	$41,195	$1,551	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	77,510	73,458	63,736	9,722	—	—	—	—
Mortgage-backed securities - agency	612,214	538,634	7	538,627	—	—	—	—
Mortgage-backed securities - non-agency	69,921	65,911	14,604	51,307	—	—	—	—
State and municipal securities	64,481	57,494	649	56,588	—	257	—	—
Collateralized loan obligations	22,709	22,709	14,362	8,347	—	—	—	—
Corporate securities	95,172	81,763	—	43,961	16,722	21,080	—	—
Total investment securities, available for sale	$988,643	$882,715	$134,553	$710,103	$16,722	$21,337	$—	$—
Liabilities. At June 30, 2023, liabilities totaled $7.26 billion compared to $7.10 billion at December 31, 2022.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $61.9 million to $6.43 billion at June 30, 2023, as compared to December 31, 2022. Interest rate promotions offered in 2023 on money market and time deposit products resulted in increases in balances of $42.4 million and $251.1 million, respectively, at June 30, 2023, compared to December 31, 2022. These increases were partially offset by a decrease in noninterest-bearing demand account balances of $199.3 million, as a result of increasing deposit rates in response to the rate increases announced by the Federal Reserve.

(dollars in thousands)	June 30, 2023		December 31, 2022
	Book Value	% of Total	Book Value	% of Total
Noninterest-bearing demand	$1,162,909	18.1%	$1,362,158	21.4%
Interest-bearing:
Checking	2,499,693	38.9	2,494,073	39.2
Money market	1,226,470	19.1	1,184,101	18.6
Savings	624,005	9.7	661,932	10.4
Time	913,471	14.2	662,388	10.4
Total deposits	$6,426,548	100.0%	$6,364,652	100.0%

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023		Three months ended June 30, 2022
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposits:
Noninterest-bearing demand	$1,187,584	—	$1,401,268	—
Interest-bearing:
Checking	2,529,185	2.92%	2,336,630	0.36%
Money market	1,242,638	2.94	1,030,144	0.32
Savings	626,818	0.25	719,204	0.05
Time, insured	651,203	2.42	476,233	0.47
Time, uninsured	153,377	3.14	139,381	0.59
Time, brokered	55,967	4.21	17,167	1.16
Total interest-bearing	5,259,188	2.56	4,718,759	0.32
Total deposits	$6,446,772	2.09%	$6,120,027	0.25%
    The Company estimates that uninsured deposits(1) totaled $1.21 billion, or 19% of total deposits, at June 30, 2023 compared to $1.55 billion, or 24%, at December 31, 2022. The following table sets forth the maturity of uninsured time deposits as of June 30, 2023:

(dollars in thousands)	Amount
Three months or less	$11,124
Three to six months	68,088
Six to 12 months	70,017
After 12 months	25,387
Total	$174,616
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
Shareholders’ equity increased $18.2 million to $776.8 million at June 30, 2023 as compared to December 31, 2022. The Company generated net income of $43.3 million during 2023. Offsetting this increase to shareholders’ equity were dividends to common shareholders of $13.4 million, dividends to preferred shareholders of $4.5 million, repurchases of common stock of $9.0 million and an increase in accumulated other comprehensive losses of $1.0 million.
The Company has a share repurchase program, whereby the Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. This program terminates December 31, 2023. As of June 30, 2023, $8.9 million, or 432,809 shares of the Company’s common stock, had been repurchased under the program, with approximately $16.1 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $28.8 million and $46.1 million at June 30, 2023 and December 31, 2022, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$160,695	$160,631
Unpledged securities	343,501	209,184
FHLB committed liquidity	857,207	997,388
FRB discount window availability	184,107	12,201
Total Estimated Liquidity	$1,545,510	$1,379,404

Conditional Funding Based on Market Conditions
Additional credit facility	$330,000	$250,000
Brokered CDs (additional capacity)	$400,000	$500,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at June 30, 2023, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At June 30, 2023, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at June 30, 2023:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	12.65%	10.50%	N/A
Midland States Bank	11.89	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.47	8.50	N/A
Midland States Bank	11.01	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.03	7.00	N/A
Midland States Bank	11.01	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.57	4.00	N/A
Midland States Bank	10.07	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-100	+100	+200
June 30, 2023:
Dollar change	$(9,439)	$10,748	$20,948
Percent change	(3.4)%	3.9%	7.5%
December 31, 2022:
Dollar change	$(12,560)	$10,814	$21,357
Percent change	(4.2)%	3.6%	7.2%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for the -100, +100 and +200 basis point scenarios at June 30, 2023.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at June 30, 2023 projects that our earnings exhibit increasing sensitivity to changes in interest rates for both rising rate scenarios compared to December 31, 2022.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2023.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2023	97,089	$20.60	97,089	$20,198,578
May 1 - 31, 2023	208,150	19.39	206,366	16,196,525
June 1 - 30, 2023	5,088	19.76	5,088	16,096,010
Total	310,327	$19.78	308,543	$16,096,010
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on December 6, 2022, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2023. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2023, 432,809 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $8.9 million.
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2023 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: August 3, 2023	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)