Form 10-Q
period 2023-09-30
Midland States Bancorp, Inc.
filed 2023-11-02
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of October 20, 2023, the Registrant had 21,538,434 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$131,179	$153,345
Federal funds sold	953	7,286
Cash and cash equivalents	132,132	160,631
Investment securities available for sale, at fair value	835,009	768,234
Equity securities, at fair value	4,335	8,626
Loans	6,280,883	6,306,467
Allowance for credit losses on loans	(66,669)	(61,051)
Total loans, net	6,214,214	6,245,416
Loans held for sale	6,089	1,286
Premises and equipment, net	82,741	78,293
Other real estate owned	480	6,729
Nonmarketable equity securities	45,211	46,201
Accrued interest receivable	24,283	20,313
Loan servicing rights, at lower of cost or fair value	20,933	1,205
Commercial FHA mortgage loan servicing rights held for sale	—	20,745
Goodwill	161,904	161,904
Other intangible assets, net	17,238	20,866
Company-owned life insurance	208,390	150,443
Other assets	222,966	164,609
Total assets	$7,975,925	$7,855,501

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,154,515	$1,362,158
Interest-bearing deposits	5,250,487	5,002,494
Total deposits	6,405,002	6,364,652
Short-term borrowings	17,998	42,311
Federal Home Loan Bank advances and other borrowings	538,000	460,000
Subordinated debt	93,475	99,772
Trust preferred debentures	50,457	49,975
Accrued interest payable and other liabilities	106,743	80,217
Total liabilities	7,211,675	7,096,927

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,594,546 and 22,214,913 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	216	222
Capital surplus	437,566	449,196
Retained earnings	317,101	282,405
Accumulated other comprehensive loss, net of tax	(101,181)	(83,797)
Total shareholders’ equity	764,250	758,574
Total liabilities and shareholders’ equity	$7,975,925	$7,855,501
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans including fees:
Taxable	$93,488	$72,901	$272,297	$192,430
Tax exempt	497	527	1,349	1,589
Loans held for sale	104	60	179	357
Investment securities:
Taxable	7,475	3,765	19,744	11,717
Tax exempt	275	628	1,074	2,162
Nonmarketable equity securities	710	550	2,104	1,521
Federal funds sold and cash investments	1,036	1,125	2,868	1,764
Total interest income	103,585	79,556	299,615	211,540
Interest expense:
Deposits	37,769	10,249	97,791	16,220
Short-term borrowings	14	28	53	73
Federal Home Loan Bank advances and other borrowings	4,557	2,424	15,959	5,071
Subordinated debt	1,280	2,010	3,985	6,032
Trust preferred debentures	1,369	821	3,887	1,959
Total interest expense	44,989	15,532	121,675	29,355
Net interest income	58,596	64,024	177,940	182,185
Provision for credit losses:
Provision for credit losses on loans	5,168	6,974	14,182	15,847
Provision for credit losses on unfunded commitments	—	—	—	956
Recapture of other credit losses	—	—	—	(221)
Total provision for credit losses	5,168	6,974	14,182	16,582
Net interest income after provision for credit losses	53,428	57,050	163,758	165,603
Noninterest income:
Wealth management revenue	6,288	6,199	18,968	19,481
Residential mortgage banking revenue	507	210	1,452	1,193
Service charges on deposit accounts	3,149	2,783	8,744	7,544
Interchange revenue	3,609	3,531	10,717	10,401
Loss on sales of investment securities, net	(4,961)	(129)	(6,478)	(230)
Impairment on commercial mortgage servicing rights	—	—	—	(1,263)
Company-owned life insurance	7,558	929	9,325	2,788
Other income	2,035	2,303	9,989	6,138
Total noninterest income	18,185	15,826	52,717	46,052
Noninterest expense:
Salaries and employee benefits	22,307	22,889	69,407	67,404
Occupancy and equipment	3,730	3,850	12,052	11,094
Data processing	6,468	6,093	19,323	18,048
FDIC insurance	1,107	977	3,632	2,633
Professional	1,554	1,693	4,977	5,181
Marketing	950	1,026	2,323	2,447
Communications	507	587	1,514	1,934
Loan expense	866	1,137	3,104	3,379
Amortization of intangible assets	1,129	1,361	3,628	4,077
Other expense	3,420	3,883	9,454	9,522
Total noninterest expense	42,038	43,496	129,414	125,719
Income before income taxes	29,575	29,380	87,061	85,936
Income taxes	11,533	5,859	25,672	19,783
Net income	18,042	23,521	61,389	66,153
Preferred dividends	2,229	—	6,685	—
Net income available to common shareholders	$15,813	$23,521	$54,704	$66,153
Per common share data:
Basic earnings per common share	$0.71	$1.04	$2.43	$2.93
Diluted earnings per common share	$0.71	$1.04	$2.43	$2.92
Weighted average common shares outstanding	21,970,372	22,338,828	22,214,862	22,306,323
Weighted average diluted common shares outstanding	21,977,196	22,390,438	22,223,986	22,367,095
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$18,042	$23,521	$61,389	$66,153
Other comprehensive loss:
Investment securities available for sale:
Unrealized losses that occurred during the period	(27,305)	(31,764)	(29,961)	(115,199)
Recapture of credit loss expense	—	—	—	(221)
Reclassification adjustment for realized net losses on sales of investment securities included in net income	4,961	129	6,478	230
Income tax effect	6,032	8,134	6,340	31,111
Change in investment securities available for sale, net of tax	(16,312)	(23,501)	(17,143)	(84,079)
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(205)	(2,501)	(330)	594
Income tax effect	55	716	89	(135)
Change in cash flow hedges, net of tax	(150)	(1,785)	(241)	459
Other comprehensive loss, net of tax	(16,462)	(25,286)	(17,384)	(83,620)
Total comprehensive income (loss)	$1,580	$(1,765)	$44,005	$(17,467)
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, June 30, 2023	$110,548	$218	$442,886	$307,888	$(84,719)	$776,821
Net income	—	—	—	18,042	—	18,042
Other comprehensive loss	—	—	—	—	(16,462)	(16,462)
Common dividends declared ($0.30 per share)	—	—	—	(6,600)	—	(6,600)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,229)	—	(2,229)
Common stock repurchased	—	(3)	(6,055)	—	—	(6,058)
Share-based compensation expense	—	—	604	—	—	604
Issuance of common stock under employee benefit plans	—	1	131	—	—	132
Balances, September 30, 2023	$110,548	$216	$437,566	$317,101	$(101,181)	$764,250

Balances, December 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
Net income	—	—	—	61,389	—	61,389
Other comprehensive loss	—	—	—	—	(17,384)	(17,384)
Common dividends declared ($0.90 per share)	—	—	—	(20,008)	—	(20,008)
Preferred dividends declared ($58.125 per share)	—	—	—	(6,685)	—	(6,685)
Common stock repurchased	—	(7)	(15,018)	—	—	(15,025)
Share-based compensation expense	—	—	1,796	—	—	1,796
Issuance of common stock under employee benefit plans	—	1	1,592	—	—	1,593
Balances, September 30, 2023	$110,548	$216	$437,566	$317,101	$(101,181)	$764,250

Balances, June 30, 2022	$—	$221	$446,894	$242,170	$(53,097)	$636,188
Net income	—	—	—	23,521	—	23,521
Other comprehensive loss	—	—	—	—	(25,286)	(25,286)
Issuance of preferred stock, net of offering costs	110,548	—	—	—	—	110,548
Common dividends declared ($0.29 per share)	—	—	—	(6,470)	—	(6,470)
Share-based compensation expense	—	—	501	—	—	501
Issuance of common stock under employee benefit plans	—	—	277	—	—	277
Balances, September 30, 2022	$110,548	$221	$447,672	$259,221	$(78,383)	$739,279

Balances, December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	—	66,153	—	66,153
Other comprehensive loss	—	—	—	—	(83,620)	(83,620)
Issuance of preferred stock, net of offering costs	110,548	—	—	—	—	110,548
Common dividends declared ($0.87 per share)	—	—	—	(19,404)	—	(19,404)
Common stock repurchased	—	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	—	1,547	—	—	1,547
Issuance of common stock under employee benefit plans	—	1	1,326	—	—	1,327
Balances, September 30, 2022	$110,548	$221	$447,672	$259,221	$(78,383)	$739,279
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$61,389	$66,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,182	16,582
Depreciation on premises and equipment	3,567	3,665
Amortization of intangible assets	3,628	4,077
Amortization of operating lease right-of-use asset	1,241	1,373
Amortization of loan servicing rights	861	2,202
Share-based compensation expense	1,796	1,547
Increase in cash surrender value of life insurance	(9,325)	(2,524)
Gain on proceeds from company-owned life insurance	—	(264)
Investment securities (accretion) amortization, net	(1,424)	1,923
Loss on sales of investment securities, net	6,478	230
Gain on repurchase of subordinated debt	(676)	—
(Loss) gain on sales of other real estate owned	(819)	131
Impairment on other real estate owned	—	743
Origination of loans held for sale	(45,690)	(123,602)
Proceeds from sales of loans held for sale	65,291	252,078
Gain on sale of loans held for sale	(1,712)	(1,035)
Impairment on commercial mortgage servicing rights	—	1,263
Net change in operating assets and liabilities:
Accrued interest receivable	(3,970)	1,969
Other assets	(58,408)	(37,032)
Accrued expenses and other liabilities	30,874	16,593
Net cash provided by operating activities	67,283	206,072
Cash flows from investing activities:
Purchases of investment securities available for sale	(305,021)	(100,115)
Proceeds from sales of investment securities available for sale	165,871	136,403
Maturities and payments on investment securities available for sale	43,838	71,305
Purchases of equity securities	(244)	(441)
Proceeds from sales of equity securities	5,148	—
Net increase in loans	(6,195)	(1,065,192)
Purchases of premises and equipment	(7,064)	(2,088)
Proceeds from sale of premises and equipment	104	158
Purchases of nonmarketable equity securities	(157,382)	(6,360)
Proceeds from redemptions of nonmarketable equity securities	158,372	3,005
Proceeds from sales of other real estate owned	7,346	561
(Purchases of) proceeds from company-owned life insurance, net	(48,622)	1,518
Net cash acquired in acquisitions	—	60,275
Net cash used in investing activities	(143,849)	(900,971)
Cash flows from financing activities:
Net increase in deposits	40,350	204,810
Net decrease in short-term borrowings	(24,313)	(18,285)
Proceeds from FHLB borrowings	15,996,000	1,900,000
Payments made on FHLB borrowings and other borrowings	(15,918,000)	(1,850,000)
Payments made on subordinated debt	(5,845)	—
Proceeds from issuance of preferred stock	—	110,548
Cash dividends paid on preferred stock	(6,685)	—
Cash dividends paid on common stock	(20,008)	(19,404)
Redemption of Series G preferred stock	—	(171)
Common stock repurchased	(15,025)	(1,109)
Proceeds from issuance of common stock under employee benefit plans	1,593	1,327
Net cash provided by financing activities	48,067	327,716
Net decrease in cash and cash equivalents	(28,499)	(367,183)
Cash and cash equivalents:
Beginning of period	160,631	680,371
End of period	$132,132	$313,188
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$114,011	$29,449
Income tax paid (net of refunds)	17,762	22,014
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	—	99,505
Transfer of loans to other real estate owned	278	517
Right of use assets obtained in exchange for lease obligations	2,459	502
Transfer of loan servicing rights, at lower of cost or market to loan servicing rights held for sale	—	23,995
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	20,745	—
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
NOTE 3 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$1,582	$—	$19	$1,563
U.S. government sponsored entities and U.S. agency securities	93,291	171	4,424	89,038
Mortgage-backed securities - agency	613,484	13	96,106	517,391
Mortgage-backed securities - non-agency	77,617	13	4,965	72,665
State and municipal securities	59,521	3	9,787	49,737
Collateralized loan obligations	22,662	—	277	22,385
Corporate securities	95,124	—	12,894	82,230
Total available for sale securities	$963,281	$200	$128,472	$835,009

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$86,313	$113	$5,196	$81,230
U.S. government sponsored entities and U.S. agency securities	41,775	71	4,337	37,509
Mortgage-backed securities - agency	522,028	268	74,146	448,150
Mortgage-backed securities - non-agency	24,922	—	4,168	20,754
State and municipal securities	102,719	149	8,232	94,636
Corporate securities	95,266	—	9,311	85,955
Total available for sale securities	$873,023	$601	$105,390	$768,234
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at September 30, 2023. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$23,769	$23,543
After one year through five years	108,735	103,973
After five years through ten years	118,486	99,614
After ten years	21,190	17,823
Mortgage-backed securities	691,101	590,056
Total available for sale securities	$963,281	$835,009

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Investment securities available for sale
Proceeds from sales	$65,911	$28,663	$165,871	$136,403
Gross realized gains on sales	—	113	338	829
Gross realized losses on sales	(4,961)	(242)	(6,816)	(1,059)

Unrealized losses and fair values for investment securities available for sale as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$828	$9	$735	$10	$1,563	$19
U.S. government sponsored entities and U.S. agency securities	56,835	251	23,787	4,173	80,622	4,424
Mortgage-backed securities - agency	175,194	10,090	337,263	86,016	512,457	96,106
Mortgage-backed securities - non-agency	49,181	359	18,736	4,606	67,917	4,965
State and municipal securities	48,303	9,787	—	—	48,303	9,787
Collateralized loan obligations	22,385	277	—	—	22,385	277
Corporate securities	—	—	82,230	12,894	82,230	12,894
Total available for sale securities	$352,726	$20,773	$462,751	$107,699	$815,477	$128,472

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$1,839	$24	$59,865	$5,172	$61,704	$5,196
U.S. government sponsored entities and U.S. agency securities	10,288	40	23,453	4,297	33,741	4,337
Mortgage-backed securities - agency	152,657	9,736	273,353	64,410	426,010	74,146
Mortgage-backed securities - non-agency	1,924	270	18,830	3,898	20,754	4,168
State and municipal securities	35,603	1,662	41,538	6,570	77,141	8,232
Corporate securities	39,595	3,400	46,360	5,911	85,955	9,311
Total available for sale securities	$241,906	$15,132	$463,399	$90,258	$705,305	$105,390
    At September 30, 2023, 321 investment securities available for sale had unrealized losses with aggregate depreciation of 13.50% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.

NOTE 4 – LOANS
The following table presents total loans outstanding by portfolio class, as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial:
Commercial	$874,004	$786,877
Commercial other	697,235	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,636,168	1,591,399
Commercial real estate owner occupied	439,642	496,786
Multi-family	269,708	277,889
Farmland	66,646	67,085
Construction and land development	416,801	320,882
Total commercial loans	4,400,204	4,268,615
Residential real estate:
Residential first lien	313,638	304,243
Other residential	61,573	61,851
Consumer:
Consumer	111,432	105,880
Consumer other	908,576	1,074,134
Lease financing	485,460	491,744
Total loans	$6,280,883	$6,306,467
Total loans include net deferred loan costs of $5.1 million and $4.4 million at September 30, 2023 and December 31, 2022, respectively, and unearned discounts of $67.1 million and $62.6 million within the lease financing portfolio at September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, the Company had residential real estate loans held for sale totaling $6.1 million, compared to $1.3 million at December 31, 2022. The Company sold loans and leases with proceeds totaling $28.0 million and $65.3 million during the three and nine months ended September 30, 2023, respectively, and $48.5 million and $252.1 million during the three and nine months ended September 30, 2022, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Commercial FHA warehouse lines of $48.5 million and $25.0 million as of September 30, 2023 and December 31, 2022, respectively, were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The aggregate loans outstanding to the Company's directors, executive officers, principal shareholders and their affiliates totaled $21.3 million and $19.8 million at September 30, 2023 and December 31, 2022, respectively. The new loans, other additions, repayments and other reductions for the three and nine months ended September 30, 2023 and 2022, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance	$21,569	$23,097	$19,776	$13,869
New loans and other additions	—	—	2,368	9,804
Repayments and other reductions	(287)	(3,081)	(862)	(3,657)
Ending balance	$21,282	$20,016	$21,282	$20,016

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended September 30, 2023:
Balance, beginning of period	$15,290	$29,425	$3,189	$5,551	$3,953	$7,542	$64,950
Provision for credit losses on loans	7,289	(6,176)	385	209	228	3,233	5,168
Charge-offs	(3,249)	(2,316)	(44)	(95)	(250)	(1,394)	(7,348)
Recoveries	80	3,678	—	33	53	55	3,899
Balance, end of period	$19,410	$24,611	$3,530	$5,698	$3,984	$9,436	$66,669

Changes in allowance for credit losses on loans for the nine months ended September 30, 2023:
Balance, beginning of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051
Provision for credit losses on loans	9,483	(4,079)	1,441	1,479	932	4,926	14,182
Charge-offs	(5,289)	(4,606)	(378)	(180)	(773)	(2,555)	(13,781)
Recoveries	577	4,006	32	98	226	278	5,217
Balance, end of period	$19,410	$24,611	$3,530	$5,698	$3,984	$9,436	$66,669

Changes in allowance for credit losses on loans for the three months ended September 30, 2022:
Balance, beginning of period	$12,748	$27,874	$1,101	$3,416	$2,994	$6,765	$54,898
Provision for credit losses on loans	3,226	1,787	472	852	606	31	6,974
Charge-offs	(1,655)	(1,232)	—	(166)	(316)	(485)	(3,854)
Recoveries	45	1	18	69	121	367	621
Balance, end of period	$14,364	$28,430	$1,591	$4,171	$3,405	$6,678	$58,639

Changes in allowance for credit losses on loans for the nine months ended September 30, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	3,504	9,515	595	1,569	1,278	(614)	15,847
Charge-offs	(3,869)	(4,084)	(6)	(315)	(812)	(1,190)	(10,276)
Recoveries	354	6	30	222	381	1,013	2,006
Balance, end of period	$14,364	$28,430	$1,591	$4,171	$3,405	$6,678	$58,639
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents amortized cost basis of individually evaluated loans on nonaccrual status as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$2,877	$979	$3,856	$1,910	$1,111	$3,021
Commercial other	4,180	—	4,180	3,169	—	3,169
Commercial real estate:
Commercial real estate non-owner occupied	1,427	17,658	19,085	1,345	11,899	13,244
Commercial real estate owner occupied	2,168	9,285	11,453	7,118	—	7,118
Multi-family	252	2,641	2,893	154	8,949	9,103
Farmland	172	—	172	25	—	25
Construction and land development	2,025	—	2,025	202	—	202
Total commercial loans	13,101	30,563	43,664	13,923	21,959	35,882
Residential real estate:
Residential first lien	2,659	495	3,154	2,925	572	3,497
Other residential	702	—	702	871	—	871
Consumer:
Consumer	103	—	103	120	—	120
Lease financing	7,558	—	7,558	1,606	—	1,606
Total loans	$24,123	$31,058	$55,181	$19,445	$22,531	$41,976
    There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2023 and 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of September 30, 2023 and December 31, 2022:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
September 30, 2023
Commercial:
Commercial	$—	$—	$1,973	$1,973
Commercial other	—	—	344	344
Commercial real estate:
Non-owner occupied	17,515	—	—	17,515
Owner occupied	9,275	—	—	9,275
Multi-family	2,642	—	—	2,642
Construction and land development	2,021	—	—	2,021
Total collateral dependent loans	$31,453	$—	$2,317	$33,770

December 31, 2022
Commercial:
Commercial	$—	$1,604	$—	$1,604
Commercial real estate:
Non-owner occupied	13,033	—	—	13,033
Owner occupied	3,874	—	—	3,874
Multi-family	8,950	—	—	8,950
Residential real estate
Residential first lien	220	—	—	220
Total collateral dependent loans	$26,077	$1,604	$—	$27,681

The aging status of the recorded investment in loans by portfolio as of September 30, 2023 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$188	$—	$—	$188	$3,856	$869,960	$874,004
Commercial other	11,615	5,630	800	18,045	4,180	675,010	697,235
Commercial real estate:
Commercial real estate non-owner occupied	263	5,715	—	5,978	19,085	1,611,105	1,636,168
Commercial real estate owner occupied	373	—	—	373	11,453	427,816	439,642
Multi-family	—	—	—	—	2,893	266,815	269,708
Farmland	86	122	—	208	172	66,266	66,646
Construction and land development	—	—	—	—	2,025	414,776	416,801
Total commercial loans	12,525	11,467	800	24,792	43,664	4,331,748	4,400,204
Residential real estate:
Residential first lien	314	—	—	314	3,154	310,170	313,638
Other residential	120	—	—	120	702	60,751	61,573
Consumer:
Consumer	272	84	—	356	103	110,973	111,432
Consumer other	7,264	4,128	—	11,392	—	897,184	908,576
Lease financing	7,065	3,369	—	10,434	7,558	467,468	485,460
Total loans	$27,560	$19,048	$800	$47,408	$55,181	$6,178,294	$6,280,883
The aging status of the recorded investment in loans by portfolio as of December 31, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$7	$112	$—	$119	$3,021	$783,737	$786,877
Commercial other	6,035	2,365	—	8,400	3,169	716,128	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,008	999	—	2,007	13,244	1,576,148	1,591,399
Commercial real estate owner occupied	73	—	—	73	7,118	489,595	496,786
Multi-family	—	—	—	—	9,103	268,786	277,889
Farmland	—	—	—	—	25	67,060	67,085
Construction and land development	—	6,000	—	6,000	202	314,680	320,882
Total commercial loans	7,123	9,476	—	16,599	35,882	4,216,134	4,268,615
Residential real estate:
Residential first lien	82	456	428	966	3,497	299,780	304,243
Other residential	188	13	—	201	871	60,779	61,851
Consumer:
Consumer	139	18	12	169	120	105,591	105,880
Consumer other	5,381	3,559	733	9,673	—	1,064,461	1,074,134
Lease financing	4,415	1,522	—	5,937	1,606	484,201	491,744
Total loans	$17,328	$15,044	$1,173	$33,545	$41,976	$6,230,946	$6,306,467

Loan Restructurings
The Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminated the recognition and measurement of a troubled debt restructuring ("TDR"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are for modifications which have a direct impact on cash flows.
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
In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction or principal forgiveness, may be granted. During the three months ended September 30, 2023 the Company restructured two loans and one lease for borrowers experiencing financial difficulties with principal balances totaling $0.5 million. The restructured loans were provided term extensions and the restructured lease was provided a term extension with an increased interest rate. During the nine months ended September 30, 2023 the Company restructured seven loans and one lease for borrowers experiencing financial difficulties with principal balances totaling $1.2 million. Five of the restructured loans were provided a term extension with the other two receiving an interest rate reduction and a term extension. The lease was provided a term extension with an increased interest rate.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of September 30, 2023 and December 31, 2022:

			September 30, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$143,718	$103,740	$87,777	$45,059	$15,507	$44,549	$391,270	$831,620
		Special mention	—	450	8,022	—	193	46	325	9,036
		Substandard	4,056	13,131	970	—	258	5,028	6,049	29,492
		Substandard – nonaccrual	1,238	—	1,331	4	80	526	677	3,856
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	149,012	117,321	98,100	45,063	16,038	50,149	398,321	874,004

	Commercial other	Acceptable credit quality	139,732	212,686	113,154	70,132	39,647	33,582	80,837	689,770
		Special mention	440	—	121	122	118	10	1,183	1,994
		Substandard	39	370	—	—	—	—	808	1,217
		Substandard – nonaccrual	928	865	1,159	633	492	103	—	4,180
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	74	—	—	—	—	—	—	74
		Subtotal	141,213	213,921	114,434	70,887	40,257	33,695	82,828	697,235

Commercial real estate	Non-owner occupied	Acceptable credit quality	165,208	661,014	347,744	128,655	83,459	138,837	6,830	1,531,747
		Special mention	10,284	—	183	462	159	229	—	11,317
		Substandard	30,358	1,874	—	—	22,764	19,023	—	74,019
		Substandard – nonaccrual	—	—	359	999	7,599	10,128	—	19,085
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	205,850	662,888	348,286	130,116	113,981	168,217	6,830	1,636,168

	Owner occupied	Acceptable credit quality	33,707	99,078	115,574	51,245	24,094	80,766	2,313	406,777
		Special mention	—	—	130	—	76	181	11	398
		Substandard	—	7,729	267	43	723	12,252	—	21,014
		Substandard – nonaccrual	142	9,443	338	183	142	901	304	11,453
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	33,849	116,250	116,309	51,471	25,035	94,100	2,628	439,642

	Multi-family	Acceptable credit quality	3,705	159,152	26,037	28,296	10,251	12,828	334	240,603
		Special mention	—	—	—	—	—	14,552	—	14,552
		Substandard	8,187	—	—	—	—	3,473	—	11,660
		Substandard – nonaccrual	—	—	899	—	104	1,890	—	2,893
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	11,892	159,152	26,936	28,296	10,355	32,743	334	269,708

	Farmland	Acceptable credit quality	9,256	4,780	13,878	12,449	3,758	18,932	1,483	64,536
		Special mention	—	—	1,451	—	—	96	—	1,547
		Substandard	—	—	14	—	22	355	—	391
		Substandard – nonaccrual	—	—	—	—	—	124	48	172
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	9,256	4,780	15,343	12,449	3,780	19,507	1,531	66,646

Construction and land development		Acceptable credit quality	59,680	201,253	109,569	—	678	1,145	33,660	405,985
		Special mention	—	—	—	—	—	40	—	40
		Substandard	—	—	6,000	—	—	—	—	6,000
		Substandard – nonaccrual	—	—	—	—	—	2,025	—	2,025
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,012	1,350	357	6	—	26	—	2,751
		Subtotal	60,692	202,603	115,926	6	678	3,236	33,660	416,801

Total		Acceptable credit quality	555,006	1,441,703	813,733	335,836	177,394	330,639	516,727	4,171,038
		Special mention	10,724	450	9,907	584	546	15,154	1,519	38,884
		Substandard	42,640	23,104	7,251	43	23,767	40,131	6,857	143,793
		Substandard – nonaccrual	2,308	10,308	4,086	1,819	8,417	15,697	1,029	43,664
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,086	1,350	357	6	—	26	—	2,825
Total commercial loans			$611,764	$1,476,915	$835,334	$338,288	$210,124	$401,647	$526,132	$4,400,204

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$111,087	$102,966	$61,751	$28,063	$12,547	$45,168	$404,100	$765,682
		Special mention	3,559	2,106	—	227	551	3,154	159	9,756
		Substandard	—	—	—	206	1,722	3,915	2,575	8,418
		Substandard – nonaccrual	—	340	—	132	83	246	2,220	3,021
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	114,646	105,412	61,751	28,628	14,903	52,483	409,054	786,877

	Commercial other	Acceptable credit quality	283,465	153,788	105,980	64,218	15,459	163	96,509	719,582
		Special mention	—	—	754	2,331	455	—	55	3,595
		Substandard	250	—	—	12	80	—	848	1,190
		Substandard – nonaccrual	524	1,247	444	463	491	—	—	3,169
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	161	—	—	—	—	—	—	161
		Subtotal	284,400	155,035	107,178	67,024	16,485	163	97,412	727,697

Commercial real estate	Non-owner occupied	Acceptable credit quality	679,040	403,952	145,235	72,504	18,249	160,992	4,833	1,484,805
		Special mention	1,407	186	477	10,633	195	8,452	—	21,350
		Substandard	569	—	7,458	32,731	1,587	29,655	—	72,000
		Substandard – nonaccrual	—	701	—	48	10,246	2,249	—	13,244
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	681,016	404,839	153,170	115,916	30,277	201,348	4,833	1,591,399

	Owner occupied	Acceptable credit quality	120,141	122,321	64,720	31,916	29,454	88,928	4,305	461,785
		Special mention	—	1,161	—	7,917	—	12,161	22	21,261
		Substandard	141	272	79	1,984	—	3,771	375	6,622
		Substandard – nonaccrual	155	4,165	225	146	333	1,790	304	7,118
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	120,437	127,919	65,024	41,963	29,787	106,650	5,006	496,786

	Multi-family	Acceptable credit quality	163,647	31,605	29,458	208	24,490	14,574	1,101	265,083
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	3,703	—	3,703
		Substandard – nonaccrual	—	927	—	113	—	8,063	—	9,103
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	163,647	32,532	29,458	321	24,490	26,340	1,101	277,889

	Farmland	Acceptable credit quality	8,659	16,138	13,467	4,117	3,129	19,102	1,593	66,205
		Special mention	—	—	—	—	—	159	—	159
		Substandard	—	14	—	23	113	347	199	696
		Substandard – nonaccrual	—	—	—	—	—	25	—	25
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	8,659	16,152	13,467	4,140	3,242	19,633	1,792	67,085

Construction and land development		Acceptable credit quality	171,243	79,747	10,676	8,388	98	1,420	37,997	309,569
		Special mention	—	—	—	—	—	210	—	210
		Substandard	—	6,000	—	—	2,415	—	—	8,415
		Substandard – nonaccrual	—	—	—	202	—	—	—	202
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,112	337	8	—	—	29	—	2,486
		Subtotal	173,355	86,084	10,684	8,590	2,513	1,659	37,997	320,882

Total		Acceptable credit quality	1,537,282	910,517	431,287	209,414	103,426	330,347	550,438	4,072,711
		Special mention	4,966	3,453	1,231	21,108	1,201	24,136	236	56,331
		Substandard	960	6,286	7,537	34,956	5,917	41,391	3,997	101,044
		Substandard – nonaccrual	679	7,380	669	1,104	11,153	12,373	2,524	35,882
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,273	337	8	—	—	29	—	2,647
Total commercial loans			$1,546,160	$927,973	$440,732	$266,582	$121,697	$408,276	$557,195	$4,268,615

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and nine months ended September 30, 2023:

		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the three months ended September 30, 2023
Commercial	Commercial	$—	$—	$—	$28	$49	$—	$2,122	$2,199
	Commercial Other	1	728	106	75	121	19	—	1,050
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	2,292	—	2,292
	Owner occupied	—	—	—	—	—	21	—	21
	Multi-family	—	—	—	—	—	3	—	3
	Farmland	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	42	2	—	44
Total gross commercial charge-offs		$1	$728	$106	$103	$212	$2,337	$2,122	$5,609

For the nine months ended September 30, 2023
Commercial	Commercial	$—	$—	$—	$49	$78	$21	$2,122	$2,270
	Commercial Other	47	1,936	272	180	190	394	—	3,019
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	2,292	—	2,292
	Owner occupied	—	—	—	—	—	1,502	—	1,502
	Multi-family	—	—	—	—	—	812	—	812
	Farmland	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	42	336	—	378
Total gross commercial charge-offs		$47	$1,936	$272	$229	$310	$5,357	$2,122	$10,273
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of September 30, 2023 and December 31, 2022:

			September 30, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$33,360	$74,199	$37,744	$30,017	$19,931	$115,228	$5	$310,484
		Nonperforming	185	50	—	—	140	2,779	—	3,154
		Subtotal	33,545	74,249	37,744	30,017	20,071	118,007	5	313,638

	Other residential	Performing	1,992	1,212	428	441	897	2,182	53,719	60,871
		Nonperforming	—	—	—	—	—	181	521	702
		Subtotal	1,992	1,212	428	441	897	2,363	54,240	61,573

Consumer	Consumer	Performing	29,362	25,959	33,375	6,950	2,523	11,714	1,446	111,329
		Nonperforming	—	18	13	—	3	67	2	103
		Subtotal	29,362	25,977	33,388	6,950	2,526	11,781	1,448	111,432

	Consumer other	Performing	241,712	407,370	162,400	62,840	23,906	8,284	2,064	908,576
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	241,712	407,370	162,400	62,840	23,906	8,284	2,064	908,576

Leases financing		Performing	119,863	170,289	82,538	58,436	35,734	11,042	—	477,902
		Nonperforming	311	3,757	1,969	454	864	203	—	7,558
		Subtotal	120,174	174,046	84,507	58,890	36,598	11,245	—	485,460

Total		Performing	426,289	679,029	316,485	158,684	82,991	148,450	57,234	1,869,162
		Nonperforming	496	3,825	1,982	454	1,007	3,230	523	11,517
Total other loans			$426,785	$682,854	$318,467	$159,138	$83,998	$151,680	$57,757	$1,880,679

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$75,449	$38,774	$31,566	$20,780	$21,691	$109,067	$336	$297,663
		Nonperforming	101	—	104	414	987	4,974	—	6,580
		Subtotal	75,550	38,774	31,670	21,194	22,678	114,041	336	304,243

	Other residential	Performing	1,722	496	534	1,060	1,496	1,515	53,159	59,982
		Nonperforming	17	—	—	7	18	208	1,619	1,869
		Subtotal	1,739	496	534	1,067	1,514	1,723	54,778	61,851

Consumer	Consumer	Performing	32,561	40,374	9,411	3,476	2,768	14,756	2,346	105,692
		Nonperforming	33	50	7	1	13	79	5	188
		Subtotal	32,594	40,424	9,418	3,477	2,781	14,835	2,351	105,880

	Consumer other	Performing	669,015	260,360	92,148	34,501	6,637	5,430	5,310	1,073,401
		Nonperforming	733	—	—	—	—	—	—	733
		Subtotal	669,748	260,360	92,148	34,501	6,637	5,430	5,310	1,074,134

Leases financing		Performing	215,084	110,294	84,458	54,684	21,767	3,088	—	489,375
		Nonperforming	—	522	736	818	254	39	—	2,369
		Subtotal	215,084	110,816	85,194	55,502	22,021	3,127	—	491,744

Total
		Performing	993,831	450,298	218,117	114,501	54,359	133,856	61,151	2,026,113
		Nonperforming	884	572	847	1,240	1,272	5,300	1,624	11,739
Total other loans			$994,715	$450,870	$218,964	$115,741	$55,631	$139,156	$62,775	$2,037,852

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and nine months ended September 30, 2023:

		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the three months ended September 30, 2023
Residential real estate	Residential first lien	$—	$—	$—	$33	$10	$52	$—	$95
	Other residential	—	—	—	—	—	—	—	—
Consumer	Consumer	—	25	8	7	—	1	—	41
	Consumer other	14	13	2	3	3	174	—	209
Lease financing		228	708	14	5	324	115	—	1,394
Total gross other charge-offs		$242	$746	$24	$48	$337	$342	$—	$1,739

For the nine months ended September 30, 2023
Residential real estate	Residential first lien	$—	$—	$9	$36	$17	$52	$—	$114
	Other residential	—	—	—	—	—	9	57	66
Consumer	Consumer	—	27	17	18	31	34	—	127
	Consumer other	32	96	41	18	35	424	—	646
Lease financing		228	1,101	549	140	346	191	—	2,555
Total gross other charge-offs		$260	$1,224	$616	$212	$429	$710	$57	$3,508

NOTE 5 – PREMISES, EQUIPMENT AND LEASES
A summary of premises and equipment at September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Land	$15,968	$16,004
Buildings and improvements	77,270	71,837
Furniture and equipment	34,967	34,081
Lease right-of-use assets	8,057	7,001
Total	136,262	128,923
Accumulated depreciation	(53,521)	(50,630)
Premises and equipment, net	$82,741	$78,293
    Depreciation expense for the three and nine months ended September 30, 2023 was $1.1 million and $3.6 million, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 5 months to 14 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $8.1 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $9.8 million and $8.9 million as of September 30, 2023 and December 31, 2022, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$472	$533	$1,449	$1,576
Operating cash flows from leases	529	638	1,709	1,874
Right-of-use assets obtained in exchange for lease obligations	1,112	80	2,459	502
Weighted average remaining lease term	7.8 years	7.3 years	7.8 years	7.3 years
Weighted average discount rate	3.39%	2.88%	3.39%	2.88%
The projected minimum rental payments under the terms of the leases as of September 30, 2023 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2023 remaining	$365
2024	2,175
2025	1,322
2026	1,197
2027	1,101
Thereafter	5,051
Total future minimum lease payments	11,211
Less imputed interest	(1,436)
Total operating lease liabilities	$9,775

NOTE 6 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$2,131,126	$19,873	$—	$—
SBA	$45,192	$600	$46,081	$656
Residential	232,064	460	255,298	549
Commercial FHA held for sale	—	—	2,255,617	20,745
Total	$2,408,382	$20,933	$2,556,996	$21,950
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
NOTE 7 – DERIVATIVE INSTRUMENTS
As part of the Company’s overall interest rate risk management, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including interest rate lock commitments, forward commitments to sell mortgage-backed securities, cash flow hedges and interest rate swap contracts. The notional amount does not represent amounts exchanged by the parties, rather the amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.
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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at September 30, 2023 and December 31, 2022:

	Notional amount		Fair value gain
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivative instruments (included in other assets):
Interest rate lock commitments	$3,712	$2,078	$60	$49
Forward commitments to sell mortgage-backed securities	8,299	—	91	—
Total	$12,011	$2,078	$151	$49

	Notional amount		Fair value loss
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivative instruments (included in other liabilities):
Interest rate lock commitments	$—	$4,419	$—	$15
Forward commitments to sell mortgage-backed securities	—	6,669	—	—
Total	$—	$11,088	$—	$15

    During the nine months ended September 30, 2023, the Company recognized net gains of $0.1 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
During the three and nine months ended September 30, 2022, the Company recognized net losses of $0.2 million and $0.6 million, respectively, on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
The Company periodically enters into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Notional Amount	$225,000	$200,000
Fair value loss included in other liabilities	(10,330)	(9,999)
Tax effected amount included in accumulated other comprehensive (loss) income	(7,541)	(7,300)
Average remaining life	2.84	3.37
Weighted average pay rate	7.93%	7.23%
Weighted average receive rate	5.46%	5.48%
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $7.0 million and $7.4 million at September 30, 2023 and December 31, 2022, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.5 million at both September 30, 2023 and December 31, 2022, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 8 – DEPOSITS
The following table summarizes the classification of deposits as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing demand	$1,154,515	$1,362,158
Interest-bearing:
Checking	2,572,224	2,494,073
Money market	1,090,962	1,184,101
Savings	582,359	661,932
Time	1,004,942	662,388
Total deposits	$6,405,002	$6,364,652

NOTE 9 – SHORT-TERM BORROWINGS
The following table presents the distribution of short-term borrowings and related weighted average interest rates as of September 30, 2023 and December 31, 2022:

	Repurchase agreements
(dollars in thousands)	As of and for the nine months ended September 30, 2023	As of and for the year ended December 31,2022
Outstanding at period-end	$17,998	$42,311
Average amount outstanding	26,865	58,688
Maximum amount outstanding at any month end	43,718	76,807
Weighted average interest rate:
During period	0.26%	0.18%
End of period	0.26%	0.26%
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $27.8 million and $46.1 million at September 30, 2023 and December 31, 2022, respectively, were pledged for securities sold under agreements to repurchase.
The Company had available lines of credit of $759.8 million and $12.2 million at September 30, 2023 and December 31, 2022, respectively, from the Federal Reserve Discount Window. The lines are collateralized by a collateral agreement with respect to a pool of commercial loans and investment securities totaling $914.5 million and $14.3 million at September 30, 2023 and December 31, 2022, respectively. There were no outstanding borrowings under these lines at September 30, 2023 and December 31, 2022.
At September 30, 2023, the Company had available federal funds lines of credit totaling $364.0 million. These lines of credit were unused at September 30, 2023.
NOTE 10 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
FHLB advances – fixed rate, fixed term at rates averaging 4.18% at September 30, 2023 - maturing through February 2028	$55,000	$—
FHLB advances – putable fixed rate at rates averaging 2.76% and 2.35% at September 30, 2023 and December 31, 2022, respectively – maturing through August 2028 with call provisions through February 2024	160,000	110,000
FHLB advances –SOFR floater at rates averaging 6.94% and 5.92% at September 30, 2023 and December 31, 2022, respectively – maturing in October 2023	100,000	100,000
FHLB advances – Short term fixed rate at rates averaging 5.46% and 4.31% at September 30, 2023 and December 31, 2022, respectively– maturing in October 2023	223,000	250,000
Total FHLB advances and other borrowings	$538,000	$460,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.97 billion and $2.90 billion at September 30, 2023 and December 31, 2022, respectively.

NOTE 11 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at September 30, 2023 and December 31, 2022:

	Subordinated debt
	Fixed to Float		Fixed
(dollars in thousands)	Issued September 2019	Issued September 2019	Issued June 2015	Total
At September 30, 2023
Outstanding amount	$66,750	$27,250	$—	$94,000
Carrying amount	66,514	26,961	—	93,475
Current rate	5.00%	5.50%	N/A
At December 31, 2022
Outstanding amount	$72,750	$27,250	$550	$100,550
Carrying amount	72,300	26,925	547	99,772
Current rate	5.00%	5.50%	6.50%
Maturity date	9/30/2029	9/30/2034	6/18/2025
Optional redemption date	9/30/2024	9/30/2029	N/A
Fixed to variable conversion date	9/30/2024	9/30/2029	N/A
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%	N/A
Interest payment terms	Semiannually	Semiannually	Semiannually
During the second quarter of 2023, the Company repurchased $6.0 million of the outstanding Fixed to Float Subordinated Notes due September 30, 2029. The Company recognized a gain of $0.7 million, which included the discount realized on the repurchase, offset by the remaining unamortized debt issuance costs on the repurchase.
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
NOTE 12 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$18,042	$23,521	$61,389	$66,153
Preferred dividends declared	(2,229)	—	(6,685)	—
Net income available to common shareholders	15,813	23,521	54,704	66,153
Common shareholder dividends	(6,524)	(6,400)	(19,772)	(19,186)
Unvested restricted stock award dividends	(76)	(70)	(236)	(218)
Undistributed earnings to unvested restricted stock awards	(105)	(185)	(405)	(519)
Undistributed earnings to common shareholders	$9,108	$16,866	$34,291	$46,230
Basic
Distributed earnings to common shareholders	$6,524	$6,400	$19,772	$19,186
Undistributed earnings to common shareholders	9,108	16,866	34,291	46,230
Total common shareholders earnings, basic	$15,632	$23,266	$54,063	$65,416
Diluted
Distributed earnings to common shareholders	$6,524	$6,400	$19,772	$19,186
Undistributed earnings to common shareholders	9,108	16,866	34,291	46,230
Total common shareholders earnings	15,632	23,266	54,063	65,416
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	—	1
Total common shareholders earnings, diluted	$15,632	$23,266	$54,063	$65,417
Weighted average common shares outstanding, basic	21,970,372	22,338,828	22,214,862	22,306,323
Options	6,824	51,610	9,124	60,772
Weighted average common shares outstanding, diluted	21,977,196	22,390,438	22,223,986	22,367,095
Basic earnings per common share	$0.71	$1.04	$2.43	$2.93
Diluted earnings per common share	0.71	1.04	2.43	2.92

Antidilutive stock options(1)	305,051	45,698	305,051	45,698
(1)The diluted earnings per common share computation excludes antidilutive stock options because the exercise prices of these stock options exceeded the average market prices of the Company's common shares for those respective periods.
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the period presented for assets measured at fair value on a recurring basis. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 2).
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at September 30, 2023 and December 31, 2022, are summarized below:

	September 30, 2023
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$1,563	$1,563	$—	$—
U.S. government sponsored entities and U.S. agency securities	89,038	—	89,038	—
Mortgage-backed securities - agency	517,391	—	517,391	—
Mortgage-backed securities - non-agency	72,665	—	72,665	—
State and municipal securities	49,737	—	49,737	—
Collateralized loan obligations	22,385	—	22,385	—
Corporate securities	82,230	—	82,230	—
Equity securities	4,335	4,335	—	—
Loans held for sale	6,089	—	6,089	—
Derivative assets	646	—	646	—
Total	$846,079	$5,898	$840,181	$—
Liabilities
Derivative liabilities	$10,825	$—	$10,825	$—
Total	$10,825	$—	$10,825	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$20,933	$—	$—	$20,933
Nonperforming loans	55,981	—	39,485	16,496
Other real estate owned	480	201	279	—
Assets held for sale	182	—	182	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$81,230	$81,230	$—	$—
U.S. government sponsored entities and U.S. agency securities	37,509	—	37,509	—
Mortgage-backed securities - agency	448,150	—	448,150	—
Mortgage-backed securities - non-agency	20,754	—	20,754	—
State and municipal securities	94,636	—	94,636	—
Corporate securities	85,955	—	85,955	—
Equity securities	8,626	8,626	—	—
Loans held for sale	1,286	—	1,286	—
Derivative assets	481	—	481	—
Total	$778,627	$89,856	$688,771	$—
Liabilities
Derivative liabilities	$10,446	$—	$10,446	$—
Total	$10,446	$—	$10,446	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$1,205	$—	$—	$1,205
Mortgage servicing rights held for sale	20,745	—	20,745	—
Nonperforming loans	49,423	5,478	34,406	9,539
Other real estate owned	6,729	—	6,729	—
Assets held for sale	356	—	356	—
    There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022.
The following table presents losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Commercial mortgage servicing rights	$—	$—	$—	$1,263
Nonperforming loans	10,085	1,423	14,761	6,381
Other real estate owned	—	339	—	743
Total losses on assets measured on a nonrecurring basis	$10,085	$1,762	$14,761	$8,387
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at September 30, 2023 and December 31, 2022:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2023
Loan servicing rights:
Commercial FHA servicing rights	30,914	Discounted cash flow	Prepayment speed	4.00% - 100.00% (8.26%)
			Discount rate	8.00% - 15.00% (8.19%)

SBA servicing rights	$818	Discounted cash flow	Prepayment speed	15.62% - 16.02% (15.87%)
			Discount rate	No range (14.25%)

Residential servicing rights	2,488	Discounted cash flow	Prepayment speed	7.20% -26.28% (7.50%)
			Discount rate	9.25% - 11.75% (10.38%)

December 31, 2022
Loan servicing rights:
SBA servicing rights	876	Discounted cash flow	Prepayment speed	14.49% - 15.44% (15.00%)
			Discount rate	No range (13.00%)

Residential servicing rights	2,770	Discounted cash flow	Prepayment speed	7.56% - 26.28% (7.92%)
			Discount rate	9.00% - 11.50% (10.13%)
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
The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$6,089	$142	$5,947	$1,286	$42	$1,244
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Residential loans held for sale	(37)	(280)	112	(557)
Total loans held for sale	$(37)	$(280)	$112	$(557)

    The carrying values and estimated fair value of certain financial instruments not carried at fair value at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$131,179	$131,179	$131,179	$—	$—
Federal funds sold	953	953	953	—	—
Loans	6,280,883	6,176,092	—	—	6,176,092
Accrued interest receivable	24,283	24,283	—	24,283	—

Liabilities
Deposits	$6,405,002	$6,392,040	$—	$6,392,040	$—
Short-term borrowings	17,998	17,998	—	17,998	—
FHLB and other borrowings	538,000	533,614	—	533,614	—
Subordinated debt	93,475	87,263	—	87,263	—
Trust preferred debentures	50,457	50,717	—	50,717	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$143,035	$143,035	$143,035	$—	$—
Federal funds sold	7,286	7,286	7,286	—	—
Loans	6,306,467	6,121,026	—	—	6,121,026
Accrued interest receivable	20,313	20,313	—	20,313	—

Liabilities
Deposits	$6,364,652	$6,344,534	$—	$6,344,534	$—
Short-term borrowings	42,311	42,311	—	42,311	—
FHLB and other borrowings	460,000	457,998	—	457,998	—
Subordinated debt	99,772	95,301	—	95,301	—
Trust preferred debentures	49,975	54,668	—	54,668	—
The methods utilized to measure fair value of financial instruments at September 30, 2023 and December 31, 2022 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$1,001,228	$1,276,263
Financial guarantees – standby letters of credit	27,302	23,748
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2023 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and nine months ended September 30, 2023 and 2022. The liability for unresolved repurchase demands totaled $0.2 million at September 30, 2023 and December 31, 2022.
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

Selected business segment financial information for the three and nine months ended September 30, 2023 and 2022 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Three Months Ended September 30, 2023
Net interest income (expense)	$60,817	$(3)	$(2,218)	$58,596
Provision for credit losses	5,168	—	—	5,168
Noninterest income	12,007	6,288	(110)	18,185
Noninterest expense	37,272	5,023	(257)	42,038
Income (loss) before income taxes (benefit)	30,384	1,262	(2,071)	29,575
Income taxes (benefit)	11,475	913	(855)	11,533
Net income (loss)	$18,909	$349	$(1,216)	$18,042
Total assets	$7,964,147	$30,860	$(19,082)	$7,975,925

Nine Months Ended September 30, 2023
Net interest income (expense)	$184,460	$(3)	$(6,517)	$177,940
Provision for credit losses	14,182	—	—	14,182
Noninterest income	33,502	18,968	247	52,717
Noninterest expense	115,669	14,539	(794)	129,414
Income (loss) before income taxes (benefit)	88,111	4,426	(5,476)	87,061
Income taxes (benefit)	26,007	1,797	(2,132)	25,672
Net income (loss)	$62,104	$2,629	$(3,344)	$61,389
Total assets	$7,964,147	$30,860	$(19,082)	$7,975,925

Three Months Ended September 30, 2022
Net interest income (expense)	$66,846	$—	$(2,822)	$64,024
Provision for credit losses	6,974	—	—	6,974
Noninterest income	9,646	6,199	(19)	15,826
Noninterest expense	39,338	4,364	(206)	43,496
Income (loss) before income taxes (benefit)	30,180	1,835	(2,635)	29,380
Income taxes (benefit)	9,238	498	(3,877)	5,859
Net income (loss)	$20,942	$1,337	$1,242	$23,521
Total assets	$7,809,280	$29,166	$(16,569)	$7,821,877

Nine Months Ended September 30, 2022
Net interest income (expense)	$190,162	$—	$(7,977)	$182,185
Provision for credit losses	16,582	—	—	16,582
Noninterest income	26,547	19,481	24	46,052
Noninterest expense	112,947	13,130	(358)	125,719
Income (loss) before income taxes (benefit)	87,180	6,351	(7,595)	85,936
Income taxes (benefit)	23,498	1,761	(5,476)	19,783
Net income (loss)	$63,682	$4,590	$(2,119)	$66,153
Total assets	$7,809,280	$29,166	$(16,569)	$7,821,877

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,470	$5,241	$16,462	$16,362
Investment brokerage fees	420	482	1,281	1,623
Other	398	476	1,225	1,496
Service charges on deposit accounts:
Nonsufficient fund fees	1,950	1,775	5,389	4,631
Other	1,199	1,008	3,355	2,913
Interchange revenues	3,609	3,531	10,717	10,401
Other income:
Merchant services revenue	409	448	1,165	1,203
Other	(66)	661	1,618	1,711
Noninterest income - out-of-scope of Topic 606	4,796	2,204	11,505	5,712
Total noninterest income	$18,185	$15,826	$52,717	$46,052
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2023, as compared to December 31, 2022, and operating results for the three and nine months ended September 30, 2023 and 2022. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.
In addition to the historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including prevailing interest rates and the rate of inflation; the continuing effects of the recent failures of Silicon Valley Bank and Signature Bank, including increased deposit volatility and potential regulatory developments; changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions and the integration of acquired businesses; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three and nine months ended September 30, 2023 and 2022, and our financial condition as of September 30, 2023 and December 31, 2022, and may affect the comparability of financial information we report in future fiscal periods.
Balance sheet repositioning. In the third quarter of 2023, the Company recognized a one-time enhancement fee of $6.6 million from surrender and replacement of certain company-owned life insurance policies, which was intended to offset an increase in tax expense related to the surrender. The tax expense associated with the surrender of the policies totaled $4.5 million. In addition, the Company sold $65.9 million of investment securities, recognizing a loss of $4.9 million, and repaid $17.0 million of FHLB advances.

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
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Income Statement Data:
Interest income	$103,585	$79,556	$299,615	$211,540
Interest expense	44,989	15,532	121,675	29,355
Net interest income	58,596	64,024	177,940	182,185
Provision for credit losses	5,168	6,974	14,182	16,582
Noninterest income	18,185	15,826	52,717	46,052
Noninterest expense	42,038	43,496	129,414	125,719
Income before income taxes	29,575	29,380	87,061	85,936
Income taxes	11,533	5,859	25,672	19,783
Net income	18,042	23,521	61,389	66,153
Preferred dividends	2,229	—	6,685	—
Net income available to common shareholders	$15,813	$23,521	$54,704	$66,153
Per Share Data:
Basic earnings per common share	$0.71	$1.04	$2.43	$2.93
Diluted earnings per common share	$0.71	$1.04	2.43	2.92
Performance Metrics:
Return on average assets	0.91%	1.22%	1.04%	1.19%
Return on average shareholders' equity	9.28%	13.31%	10.63%	13.26%
During the three months ended September 30, 2023, we generated net income of $18.0 million, or diluted earnings per common share of $0.71, compared to net income of $23.5 million, or diluted earnings per common share of $1.04, in the three months ended September 30, 2022. Earnings for the third quarter of 2023 compared to the third quarter of 2022 decreased primarily due to a $5.4 million decrease in net interest income and a $5.7 million increase in income tax expense. These results were partially offset by a $1.8 million decrease in provision for credit losses, a $2.4 million increase in noninterest income and a $1.5 million decrease in noninterest expense.
During the nine months ended September 30, 2023, we generated net income of $61.4 million, or diluted earnings per common share of $2.43, compared to net income of $66.2 million, or diluted earnings per common share of $2.92, in the nine months ended September 30, 2022. Earnings for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022 decreased primarily due to a $4.2 million decrease in net interest income, a $3.7 million increase in noninterest expense and a $5.9 million increase in income tax expense. These results were partially offset by a $2.4 million decrease in provision for credit losses and a $6.7 million increase in noninterest income.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for three and nine months ended September 30, 2023 and 2022.
On July 26, 2023, the Federal Reserve approved its 11th interest rate increase in just over a year. The increase moved the federal funds rate to a target range of 5.25%-5.50%, the highest since August 2007. At its September meeting, the Federal Reserve decided to leave interest rates unchanged. Minutes from that meeting indicated that the Federal Reserve officials believed that rates would need to stay elevated until they are convinced inflation is heading back to 2%. The benchmark federal funds rate remains at a target range between 5.25%-5.50%, compared to a target rate of 0.00%-0.25% at the beginning of 2022.
During the three months ended September 30, 2023, net interest income, on a tax-equivalent basis, decreased to $58.8 million compared to $64.3 million for the three months ended September 30, 2022. The tax-equivalent net interest margin decreased to 3.20% for the third quarter of 2023 compared to 3.63% in the third quarter of 2022.
During the nine months ended September 30, 2023, net interest income, on a tax-equivalent basis, decreased to $178.6 million with a tax-equivalent net interest margin of 3.27% compared to net interest income, on a tax-equivalent basis, of $183.2 million and a tax-equivalent net interest margin of 3.60% for the nine months ended September 30, 2022.
Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$78,391	$1,036	5.24%	$195,657	$1,125	2.28%
Investment securities:
Taxable investment securities	813,582	7,475	3.65	653,277	3,765	2.31
Investment securities exempt from federal income tax (1)	49,416	347	2.79	95,745	795	3.32
Total securities	862,998	7,822	3.60	749,022	4,560	2.44
Loans:
Loans (2)	6,245,179	93,488	5.94	5,973,378	72,901	4.84
Loans exempt from federal income tax (1)	52,389	630	4.77	66,980	667	3.95
Total loans	6,297,568	94,118	5.93	6,040,358	73,568	4.83
Loans held for sale	6,078	104	6.80	6,044	60	3.87
Nonmarketable equity securities	39,347	710	7.16	37,765	550	5.78
Total interest-earning assets	7,284,382	103,790	5.65	7,028,846	79,863	4.51
Noninterest-earning assets	622,969			618,138
Total assets	$7,907,351			$7,646,984
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,770,735	$29,401	3.09%	$3,558,696	$9,032	1.01%
Savings deposits	604,475	506	0.33	718,970	149	0.08
Time deposits	865,263	6,441	2.95	630,201	1,018	0.64
Brokered time deposits	113,883	1,421	4.95	14,478	50	1.35
Total interest-bearing deposits	5,354,356	37,769	2.80	4,922,345	10,249	0.83
Short-term borrowings	20,127	14	0.28	58,271	28	0.19
FHLB advances and other borrowings	402,500	4,557	4.49	340,163	2,424	2.83
Subordinated debt	93,441	1,280	5.43	139,324	2,010	5.77
Trust preferred debentures	50,379	1,369	10.78	49,751	821	6.54
Total interest-bearing liabilities	5,920,803	44,989	3.01	5,509,854	15,532	1.12
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,116,988			1,372,626
Other noninterest-bearing liabilities	97,935			63,638
Total noninterest-bearing liabilities	1,214,923			1,436,264
Shareholders’ equity	771,625			700,866
Total liabilities and shareholders’ equity	$7,907,351			$7,646,984
Net interest income / net interest margin (3)		$58,801	3.20%		$64,331	3.63%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively.
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

	Nine Months Ended September 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$76,939	$2,868	4.98%	$268,111	$1,764	0.88%
Investment securities:
Taxable investment securities	784,954	19,744	3.35	709,163	11,717	2.20
Investment securities exempt from federal income tax (1)	59,992	1,359	3.02	111,165	2,736	3.28
Total securities	844,946	21,103	3.33	820,328	14,453	2.35
Loans:
Loans (2)	6,270,427	272,297	5.81	5,597,514	192,430	4.60
Loans exempt from federal income tax (1)	54,151	1,708	4.22	69,360	2,012	3.88
Total loans	6,324,578	274,005	5.79	5,666,874	194,442	4.59
Loans held for sale	3,900	179	6.14	15,629	357	3.05
Nonmarketable equity securities	44,034	2,104	6.39	36,832	1,521	5.52
Total interest-earning assets	7,294,397	300,259	5.50	6,807,774	212,537	4.17
Noninterest-earning assets	615,383			621,510
Total assets	$7,909,780			$7,429,284
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,743,483	$79,858	2.85%	$3,364,552	$13,188	0.52%
Savings deposits	626,976	1,145	0.24	711,108	287	0.05
Time deposits	791,555	14,694	2.48	624,282	2,588	0.55
Brokered time deposits	61,838	2,094	4.53	17,668	157	1.19
Total interest-bearing deposits	5,223,852	97,791	2.50	4,717,610	16,220	0.46
Short-term borrowings	26,865	53	0.26	62,495	73	0.16
FHLB advances and other borrowings	471,084	15,959	4.53	319,791	5,071	2.12
Subordinated debt	96,820	3,985	5.49	139,233	6,032	5.78
Trust preferred debentures	50,216	3,887	10.35	49,603	1,959	5.28
Total interest-bearing liabilities	5,868,837	121,675	2.77	5,288,732	29,355	0.74
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,184,410			1,402,900
Other noninterest-bearing liabilities	84,650			70,427
Total noninterest-bearing liabilities	1,269,060			1,473,327
Shareholders’ equity	771,883			667,225
Total liabilities and shareholders’ equity	$7,909,780			$7,429,284
Net interest income / net interest margin (3)		$178,584	3.27%		$183,182	3.60%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.6 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.
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

	Three Months Ended September 30, 2023 compared with Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023 compared with Nine Months Ended September 30, 2022
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
EARNING ASSETS:
Federal funds sold and cash investments	$(1,112)	$1,023	$(89)	$(4,189)	$5,293	$1,104
Investment securities:
Taxable investment securities	1,204	2,506	3,710	1,579	6,448	8,027
Investment securities exempt from federal income tax	(355)	(93)	(448)	(1,210)	(167)	(1,377)
Total securities	849	2,413	3,262	369	6,281	6,650
Loans:
Loans	3,693	16,894	20,587	26,178	53,689	79,867
Loans exempt from federal income tax	(160)	123	(37)	(460)	156	(304)
Total loans	3,533	17,017	20,550	25,718	53,845	79,563
Loans held for sale	—	44	44	(403)	225	(178)
Nonmarketable equity securities	26	134	160	321	262	583
Total earning assets	$3,296	$20,631	$23,927	$21,816	$65,906	$87,722
INTEREST-BEARING LIABILITIES:
Checking and money market deposits	$1,090	$19,279	$20,369	$4,780	$61,890	$66,670
Savings deposits	(60)	417	357	(94)	952	858
Time deposits	1,065	4,358	5,423	1,899	10,207	12,106
Brokered deposits	789	582	1,371	945	992	1,937
Total interest-bearing deposits	2,884	24,636	27,520	7,530	74,041	81,571
Short-term borrowings	(22)	8	(14)	(55)	35	(20)
FHLB advances and other borrowings	575	1,558	2,133	3,762	7,126	10,888
Subordinated debt	(637)	(93)	(730)	(1,789)	(258)	(2,047)
Trust preferred debentures	13	535	548	36	1,892	1,928
Total interest-bearing liabilities	$2,813	$26,644	$29,457	$9,484	$82,836	$92,320
Net interest income	$483	$(6,013)	$(5,530)	$12,332	$(16,930)	$(4,598)
Interest Income. Interest income, on a tax-equivalent basis, increased $23.9 million to $103.8 million in the three months ended September 30, 2023 as compared to the same quarter in 2022, primarily due to improved yields on earning assets. The yield on earning assets increased 114 basis points to 5.65% from 4.51% primarily due to the impact of increasing market interest rates.
Average earning assets increased to $7.28 billion in the third quarter of 2023 from $7.03 billion in the same quarter in 2022. Increases in average loans and investment securities of $257.2 million and $114.0 million, respectively, were partially offset by a decrease in federal funds sold and cash investments of $117.3 million.
Average loans increased $257.2 million in the third quarter of 2023 compared to the same quarter of 2022 across all loan categories, except for commercial FHA warehouse lines and consumer loans. Average commercial loans increased $38.5 million. Included in this category are commercial FHA warehouse lines. Average commercial FHA warehouse lines decreased $37.2 million to $20.4 million in the third quarter of 2023. Excluding the changes in the commercial FHA warehouse line portfolio, average commercial loans increased $75.7 million in the third quarter of 2023 compared to the same period one year prior.

Average construction loans increased this quarter by $164.7 million, compared to the prior year's third quarter, primarily due to funding draws on existing multifamily project lines. Average balances in our consumer loan portfolio decreased this quarter by $42.2 million compared to the prior year third quarter due a decrease in loans originated through the program with GreenSky.
For the nine months ended September 30, 2023, interest income, on a tax-equivalent basis, increased $87.7 million to $300.3 million as compared to the same period in 2022, primarily due to improved yields on earning assets. The yield on earning assets increased 133 points to 5.50% from 4.17%, primarily due to the impact of increasing market interest rates.
Average earning assets increased to $7.29 billion in the first nine months of 2023 from $6.81 billion in the same period in 2022. An increase in average loans of $657.7 million was partially offset by a $191.2 million decrease in federal funds sold and cash investments.
Average commercial loans increased $99.1 million for the nine months ended September 30, 2023 compared to the same period of 2022. Commercial FHA warehouse lines decreased $54.6 million to $15.7 million during this period. Excluding the changes in the commercial FHA warehouse line portfolio, average commercial loans increased $153.7 million for the nine months ended September 30, 2023 compared to the same period one year prior.
Average balances in all of our other loan classifications increased for the nine months ended September 30, 2023 compared to the same period of 2022. Average commercial real estate loans, construction loans, and lease portfolios also increased $253.2 million, $149.5 million and $64.6 million, respectively, for the nine months ended September 30, 2023 compared to the same period of 2022.
Interest Expense. Interest expense increased $29.5 million to $45.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The cost of interest-bearing liabilities increased to 3.01% for the third quarter of 2023 compared to 1.12% for the third quarter of 2022 due to the increase in deposit costs as a result of the rate increases announced by the Federal Reserve.
Interest expense on deposits increased $27.5 million to $37.8 million for the three months ended September 30, 2023 from the comparable period in 2022. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $432.0 million, or 8.78%, to $5.35 billion for the three months ended September 30, 2023 compared to the same period one year earlier. The increase in volume was attributable to increases of retail deposits and brokered deposits of $60.2 million and $127.6 million, respectively. In addition, our Insured Cash Sweep product average balances increased $538.0 million.
For the nine month period ended September 30, 2023, interest expense increased $92.3 million to $121.7 million compared to the nine months ended September 30, 2022. The cost of interest-bearing liabilities increased to 2.77% for the first nine months of 2023 compared to 0.74% for the same period of 2022. Interest expense on deposits increased to $97.8 million from $16.2 million for the comparable period in 2022, primarily due to increases in interest rates on deposits.

Interest expense on FHLB advances and other borrowings increased $2.1 million and $10.9 million for the three and nine months ended September 30, 2023, respectively, from the comparable periods in 2022, due to increases in both average balances and the cost of funds. Average balances increased $62.3 million and $151.3 million for the three and nine months ended September 30, 2023, respectively, from the comparable periods in 2022. Average costs of funds increased 166 basis points and 241 basis points, respectively, for the three and nine months ended September 30, 2023, from the comparable periods in 2022.

Interest expense on subordinated debt decreased $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, from the comparable periods in 2022. The Company redeemed $6.6 million of subordinated debt in the second quarter of 2023 and $40.0 million of subordinated debt on October 15, 2022.

Interest expense on trust preferred debentures increased $0.5 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, from the comparable periods in 2022, due to interest rate increases, as these debt instruments reprice quarterly.
Provision for Credit Losses. The Company's provision for credit losses on loans totaled $5.2 million for the three months ended September 30, 2023, compared to $7.0 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, the Company recorded provision expense of $14.2 million and $16.6 million, respectively.

The provision for credit losses on loans recognized during the three and nine months ended September 30, 2023 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. Noninterest income increased 14.91% for the three months ended September 30, 2023, compared to the same period one year prior, and increased 14.47% for the nine months ended September 30, 2023, compared to the same period one year prior. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2023	2022		2023	2022
Noninterest income:
Wealth management revenue	$6,288	$6,199	$89	$18,968	$19,481	$(513)
Residential mortgage banking revenue	507	210	297	1,452	1,193	259
Service charges on deposit accounts	3,149	2,783	366	8,744	7,544	1,200
Interchange revenue	3,609	3,531	78	10,717	10,401	316
Loss on sales of investment securities, net	(4,961)	(129)	(4,832)	(6,478)	(230)	(6,248)
Impairment on commercial mortgage servicing rights	—	—	—	—	(1,263)	1,263
Company-owned life insurance	7,558	929	6,629	9,325	2,788	6,537
Other income	2,035	2,303	(268)	9,989	6,138	3,851
Total noninterest income	$18,185	$15,826	$2,359	$52,717	$46,052	$6,665
Loss on sale of investment securities. The Company took advantage of certain market conditions during the three and nine months ended September 30, 2023 to reposition out of lower yielding securities into other structures, which are expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $5.0 million and $6.5 million in the three and nine months ended September 30, 2023, with expected paybacks to occur within a one year period.

Company-owned life insurance income. Company-owned life insurance income increased $6.6 million for each the three and nine months ended September 30, 2023, as compared to the same periods in 2022. As previously discussed, the Company recognized a one-time enhancement fee of $6.6 million from the surrender and replacement of certain life insurance policies.

Other noninterest income. Other income increased $3.9 million for the nine months ended September 30, 2023, as compared to the same period in 2022. As mentioned previously, the Company recognized a gain of $0.7 million on the redemption of subordinated debt in the second quarter of 2023. Also in the second quarter of 2023, we recognized a gain of $0.8 million on the sale of OREO. Net unrealized gains on our equity securities increased $1.4 million for the nine months ended September 30, 2023, compared to the same period in 2022. As a result of designating our commercial FHA loan servicing rights as held for sale, we did not amortize the servicing asset nor record impairment during the first half of 2023. In the nine months ended September 30, 2023 and 2022, amortization expense totaled $0.6 million and $1.9 million, respectively.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2023	2022		2023	2022
Noninterest expense:
Salaries and employee benefits	$22,307	$22,889	$(582)	$69,407	$67,404	$2,003
Occupancy and equipment	3,730	3,850	(120)	12,052	11,094	958
Data processing	6,468	6,093	375	19,323	18,048	1,275
FDIC insurance	1,107	977	130	3,632	2,633	999
Professional	1,554	1,693	(139)	4,977	5,181	(204)
Marketing	950	1,026	(76)	2,323	2,447	(124)
Communications	507	587	(80)	1,514	1,934	(420)
Loan expense	866	1,137	(271)	3,104	3,379	(275)
Amortization of intangible assets	1,129	1,361	(232)	3,628	4,077	(449)
Other expense	3,420	3,883	(463)	9,454	9,522	(68)
Total noninterest expense	$42,038	$43,496	$(1,458)	$129,414	$125,719	$3,695
    Salaries and employee benefits. For the nine months ended September 30, 2023, salaries and employee benefits expense increased $2.0 million as compared to the same period in 2022, primarily due to annual salary increases and increased medical insurance expense. The Company employed 911 employees at September 30, 2023 compared to 930 employees at September 30, 2022.
Occupancy and Equipment Expense. For the nine months ended September 30, 2023, occupancy and equipment expense increased $1.0 million as compared to the same period in 2022 primarily as a result of the non-controllable seasonal expenses in the first quarter of 2023, including snow removal. In addition, the Company transitioned to an outsourced facilities management program and incurred increased repair expenses as a result of deferred maintenance.
Data processing fees. The $0.4 million and $1.3 million increases in data processing fees for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, were primarily the result of our continuing investments in technology to better serve our growing customer base and increased transaction volumes.
FDIC Insurance Expense. For the nine months ended September 30, 2023, FDIC insurance expense increased $1.0 million, as compared to the same period in 2022, primarily as a result of the FDIC increasing the base assessment rate by 2 basis points, effective January 1, 2023.
Income Tax Expense. The Company's effective tax rate was 39.0% and 19.9% for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company's effective tax rate was 29.5% and 23.0%, respectively. The increase in the effective tax rate from the three and nine months ended September 30, 2022 is due primarily to tax expense of $4.5 million associated with a surrender of company-owned life insurance policies, as previously discussed, and a $1.4 million return to provision adjustment recognized in the third quarter of 2023.

Financial Condition
Assets. Total assets increased to $7.98 billion at September 30, 2023, as compared to $7.86 billion at December 31, 2022.

Loans. The loan portfolio is the largest category of our assets. At September 30, 2023, total loans were $6.28 billion as compared to $6.31 billion at December 31, 2022. The following table shows loans by category as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial:
Equipment finance loans	$578,931	9.2%	$616,751	9.8%
Equipment finance leases	485,460	7.8	491,744	7.8
Commercial FHA lines	48,547	0.8	25,029	0.4
Other commercial loans	943,761	15.0	872,794	13.8
Total commercial loans and leases	2,056,699	32.8	2,006,318	31.8
Commercial real estate	2,412,164	38.4	2,433,159	38.6
Construction and land development	416,801	6.6	320,882	5.1
Residential real estate	375,211	6.0	366,094	5.8
Consumer	1,020,008	16.2	1,180,014	18.7
Total loans, gross	6,280,883	100.0%	6,306,467	100.0%
Allowance for credit losses on loans	(66,669)		(61,051)
Total loans, net	$6,214,214		$6,245,416

Total loans decreased $25.6 million to $6.28 billion at September 30, 2023, as compared to December 31, 2022, as the Company continued to originate loans in a more selective and deliberate approach to balance liquidity and funding costs. The increase in our construction and land development portfolio of $95.9 million was primarily driven by draws on existing lines. In addition, our commercial loans and leases increased $50.4 million.
Consumer loans decreased $160.0 million at September 30, 2023 primarily due to a decrease in loans originated through the program with GreenSky, as expected. On January 24, 2023, the Company notified GreenSky that, effective October 21, 2023, the Company would terminate its participation in GreenSky’s loan origination program. Following the termination, GreenSky is expected to continue servicing all loans originated through the program.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2023:

	September 30, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$92,106	$476,928	$654,184	$43,224	$160,891	$95,857	$—	$48,049	$1,571,239
Commercial real estate	157,723	295,113	987,952	382,396	380,537	183,848	5,496	19,099	2,412,164
Construction and land development	13,662	67,570	107,525	167,375	15,344	42,529	1,013	1,783	416,801
Total commercial loans	263,491	839,611	1,749,661	592,995	556,772	322,234	6,509	68,931	4,400,204
Residential real estate	969	3,368	8,530	19,238	26,218	39,106	162,533	115,249	375,211
Consumer	3,314	533	979,100	534	36,526	—	1	—	1,020,008
Lease financing	13,930	—	365,602	—	105,928	—	—	—	485,460
Total loans	$281,704	$843,512	$3,102,893	$612,767	$725,444	$361,340	$169,043	$184,180	$6,280,883
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $66.7 million, or 1.06% of total loans, at September 30, 2023 compared to $61.1 million, or 0.97% of total loans, at December 31, 2022. The following table allocates the allowance for credit losses on loans by loan category:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$19,410	1.24%	$14,639	0.97%
Commercial real estate	24,611	1.02	29,290	1.20
Construction and land development	3,530	0.85	2,435	0.76
Total commercial loans	47,551	1.08	46,364	1.09
Residential real estate	5,698	1.52	4,301	1.17
Consumer	3,984	0.39	3,599	0.30
Lease financing	9,436	1.94	6,787	1.38
Total allowance for credit losses on loans	$66,669	1.06%	$61,051	0.97%
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
The allowance allocated to commercial loans totaled $19.4 million, or 1.24% of total commercial loans, at September 30, 2023, compared to $14.6 million, or 0.97%, at December 31, 2022. Modeled expected credit losses increased

$2.5 million and qualitative factor adjustments related to commercial loans increased $0.9 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $1.3 million. There were no specific allocation reserves for commercial loans in prior period.

The allowance allocated to commercial real estate loans totaled $24.6 million, or 1.02% to total commercial real estate loans, at September 30, 2023, decreasing $4.7 million, from $29.3 million, or 1.20% of total commercial real estate loans, at December 31, 2022. Modeled expected credit losses decreased $2.6 million and qualitative factor adjustments related to commercial real estate loans decreased $0.6 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $1.5 million at December 31, 2022 to $0.0 million at September 30, 2023.
The allowance allocated to the lease portfolio totaled $9.4 million, or 1.94% of total commercial leases, at September 30, 2023, increasing $2.6 million from $6.8 million, or 1.38% of total commercial leases at December 31, 2022. Modeled expected credit losses increased $2.1 million and qualitative factor adjustments increased $0.6 million. There were no specific allocation reserves for commercial leases in either period.
In estimating expected credit losses as of September 30, 2023, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product growth of 1.5% for 2023 and 0.3% for 2024; (ii) Federal Reserve holding the policy rate through year end with a gradual decrease in 2024; and (iii) unemployment rate averaging 5.6% through the second quarter of 2024.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These "Q-Factor" adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of September 30, 2023, modeled expected credit losses were adjusted upwards with a qualitative factor adjustment of approximately 54 basis points of total loans, increasing from 50 basis points at December 31, 2022. The Q-Factor adjustment at September 30, 2023 was based primarily on declining credit quality conditions within the equipment financing segment, economic conditions, including persistent inflation fears, an increasing risk of recession and the impact of rising fuel prices on businesses and consumers.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$64,950	$54,898	$61,051	$51,062
Charge-offs:
Commercial	3,249	1,655	5,289	3,869
Commercial real estate	2,316	1,232	4,606	4,084
Construction and land development	44	—	378	6
Residential real estate	95	166	180	315
Consumer	250	316	773	812
Lease financing	1,394	485	2,555	1,190
Total charge-offs	7,348	3,854	13,781	10,276
Recoveries:
Commercial	80	45	577	354
Commercial real estate	3,678	1	4,006	6
Construction and land development	—	18	32	30
Residential real estate	33	69	98	222
Consumer	53	121	226	381
Lease financing	55	367	278	1,013
Total recoveries	3,899	621	5,217	2,006
Net charge-offs	3,449	3,233	8,564	8,270
Provision for credit losses on loans	5,168	6,974	14,182	15,847
Balance, end of period	$66,669	$58,639	$66,669	$58,639
Gross loans, end of period	$6,280,883	$6,198,451	$6,280,883	$6,198,451
Average total loans	$6,297,568	$6,040,358	$6,324,577	$5,666,874
Net charge-offs to average loans	0.22%	0.21%	0.18%	0.20%
Allowance for credit losses to total loans	1.06%	0.95%	1.06%	0.95%
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
Charge-offs for the three months ended September 30, 2023 included $2.2 million on a commercial loan and $2.3 million on equipment financing loans and leases. In addition, a commercial real estate loan of $2.3 million was also charged-off in the third quarter. The Company specially reserved for this loss in the second quarter of 2023. The Company recognized a $3.4 million recovery on a commercial real estate loan, which was charged-off in 2017.
Net charge-offs for the three months ended September 30, 2023 totaled $3.4 million, compared to $3.2 million for the same period one year ago. For the nine months ended September 30, 2023, net charge-offs totaled $8.6 million, compared to $8.2 million for the same period one year ago.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonperforming loans:
Commercial	$8,836	$7,853
Commercial real estate	33,603	29,602
Construction and land development	2,025	229
Residential real estate	3,856	8,449
Consumer	103	921
Lease financing	7,558	2,369
Total nonperforming loans	55,981	49,423
Other real estate owned and other repossessed assets	2,696	8,401
Nonperforming assets	$58,677	$57,824
Nonperforming loans to total loans	0.89%	0.78%
Nonperforming assets to total assets	0.74%	0.74%
Allowance for credit losses to nonperforming loans	119.09%	123.53%
We did not recognize interest income on nonaccrual loans during the three months ended September 30, 2023 or 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively.
The following table presents the change in our non-performing loans for the nine months ended September 30, 2023:

(dollars in thousands)	Nine Months Ended September 30, 2023
Balance, beginning of period	$49,424
New nonperforming loans	35,071
Return to performing status	(1,097)
Payments received	(20,795)
Transfer to OREO and other repossessed assets	(332)
Charge-offs	(6,290)
Balance, end of period	$55,981
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of investment securities at September 30, 2023 and December 31, 2022. The book value for investment securities classified as available for sale is equal to fair market value.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$1,563	0.2%	$81,230	10.6%
U.S. government sponsored entities and U.S. agency securities	89,038	10.6	37,509	4.9
Mortgage-backed securities - agency	517,391	62.0	448,150	58.3
Mortgage-backed securities - non-agency	72,665	8.7	20,754	2.7
State and municipal securities	49,737	6.0	94,636	12.3
Collateralized loan obligations	22,385	2.7	—	—
Corporate securities	82,230	9.8	85,955	11.2
Total investment securities, available for sale, at fair value	$835,009	100.0%	$768,234	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2023. The book value for investment securities classified as available for sale is equal to fair market value.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$1,274	0.2%	3.26%
Maturing in one to five years	289	—	4.21
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$1,563	0.2%	3.43%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$9,981	1.2%	4.89%
Maturing in one to five years	65,037	7.8	4.42
Maturing in five to ten years	10,963	1.3	2.08
Maturing after ten years	3,057	0.3	5.77
Total U.S. government sponsored entities and U.S. agency securities	$89,038	10.6%	4.19%

Mortgage-backed securities - agency:
Maturing within one year	$5,594	0.7%	2.47%
Maturing in one to five years	244,137	29.2	3.74
Maturing in five to ten years	154,292	18.5	2.74
Maturing after ten years	113,368	13.6	2.25
Total mortgage-backed securities - agency	$517,391	62.0%	3.07%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	56,346	6.8	4.56
Maturing in five to ten years	9,239	1.1	2.25
Maturing after ten years	7,080	0.8	2.58
Total mortgage-backed securities - non-agency	$72,665	8.7%	3.99%

State and municipal securities (1):
Maturing within one year	$1,320	0.2%	3.21%
Maturing in one to five years	7,485	0.9	3.07
Maturing in five to ten years	26,166	3.1	2.20
Maturing after ten years	14,766	1.8	2.81
Total state and municipal securities	$49,737	6.0%	2.53%

Collateralized loan obligations:
Maturing within one year	$10,967	1.3%	8.36%
Maturing in one to five years	11,418	1.4	6.79
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total collateralized loan obligations	$22,385	2.7%	7.56%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	19,745	2.4	3.59
Maturing in five to ten years	62,485	7.4	3.61
Maturing after ten years	—	—	—
Total corporate securities	$82,230	9.8%	3.60%
Total investment securities, available for sale	$835,009	100.0%	3.37%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at September 30, 2023.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$1,582	$1,563	$—	$1,563	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	93,291	89,038	71,119	17,919	—	—	—	—
Mortgage-backed securities - agency	613,484	517,391	6	517,385	—	—	—	—
Mortgage-backed securities - non-agency	77,617	72,665	13,604	59,061	—	—	—	—
State and municipal securities	59,521	49,737	636	48,847	—	254	—	—
Collateralized loan obligations	22,662	22,385	14,155	8,230	—	—	—	—
Corporate securities	95,124	82,230	—	44,593	16,584	14,572	6,481	—
Total investment securities, available for sale	$963,281	$835,009	$99,520	$697,598	$16,584	$14,826	$6,481	$—
Liabilities. At September 30, 2023, liabilities totaled $7.21 billion compared to $7.10 billion at December 31, 2022.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $40.4 million to $6.41 billion at September 30, 2023, as compared to December 31, 2022. Brokered time deposits increased to $119.1 million at September 30, 2023 from $12.8 million at December 31, 2022. In addition, interest rate promotions offered in 2023 on time deposit products resulted in an increases in balances of non-brokered time deposits of $236.3 million over the same period. These increases were partially offset by a decrease in noninterest-bearing demand account balances of $207.6 million, as a result of increasing deposit rates in response to the rate increases announced by the Federal Reserve. Our noninterest-bearing deposits decreased to 18.0% of total deposits at September 30, 2023 compared to 21.4% at December 31, 2022.

(dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,154,515	18.0%	$1,362,158	21.4%
Interest-bearing:
Checking	2,572,224	40.2	2,494,073	39.2
Money market	1,090,962	17.0	1,184,101	18.6
Savings	582,359	9.1	661,932	10.4
Time	1,004,942	15.7	662,388	10.4
Total deposits	$6,405,002	100.0%	$6,364,652	100.0%
The Company estimates that uninsured deposits(1) totaled $1.28 billion, or 20% of total deposits, at September 30, 2023 compared to $1.55 billion, or 24%, at December 31, 2022. The following table sets forth the maturity of uninsured time deposits as of September 30, 2023:

(dollars in thousands)	Amount
Three months or less	$48,203
Three to six months	32,134
Six to 12 months	20,001
After 12 months	5,504
Total	$105,842

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
Shareholders’ equity increased $5.7 million to $764.3 million at September 30, 2023 as compared to December 31, 2022. The Company generated net income of $61.4 million during 2023. Offsetting this increase to shareholders’ equity were dividends to common shareholders of $20.0 million, dividends to preferred shareholders of $6.7 million, repurchases of common stock of $15.0 million and an increase in accumulated other comprehensive losses of $17.4 million.
The Company has a share repurchase program, whereby the Board of Directors authorized the Company to repurchase up to $25.0 million of its common stock. This program terminates December 31, 2023. As of September 30, 2023, $14.9 million, or 703,868 shares of the Company’s common stock, had been repurchased under the program, with approximately $10.1 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $27.8 million and $46.1 million at September 30, 2023 and December 31, 2022, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$132,132	$160,631
Unpledged securities	258,104	209,184
FHLB committed liquidity	883,855	997,388
FRB discount window availability	759,763	12,201
Total Estimated Liquidity	$2,033,854	$1,379,404

Conditional Funding Based on Market Conditions
Additional credit facility	$364,000	$250,000
Brokered CDs (additional capacity)	$500,000	$500,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2023, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At September 30, 2023, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.
The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at September 30, 2023:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	12.84%	10.50%	N/A
Midland States Bank	12.13	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.62	8.50	N/A
Midland States Bank	11.21	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.16	7.00	N/A
Midland States Bank	11.21	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.67	4.00	N/A
Midland States Bank	10.21	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2023:
Dollar change	$13,564	$4,761	$(7,540)	$(15,513)
Percent change	5.9%	2.1%	(3.3)%	(6.7)%
December 31, 2022:
Dollar change	$—	$(12,560)	$10,814	$21,357
Percent change	—%	(4.2)%	3.6%	7.2%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We added a -200 basis point scenario as the Federal Reserve has indicated the rate increases may have run their course. We were within board policy limits for the -200, -100, +100 and +200 basis point scenarios at September 30, 2023.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at September 30, 2023 projects that our earnings exhibit increasing profitability in a declining rate environment, compared to December 31, 2022.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2023.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2023	114,603	$22.15	114,500	$13,559,785
August 1 - 31, 2023	97,496	22.24	97,317	11,395,800
September 1 - 30, 2023	59,282	21.94	59,242	10,096,015
Total	271,381	$22.14	271,059	$10,096,015
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on December 6, 2022, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2023. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2023, 703,868 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $14.9 million.
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2023 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: November 2, 2023	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)