Form 10-K
period 2023-12-31
Midland States Bancorp, Inc.
filed 2024-02-23
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2023 was $417,808,861 (based on the closing price on the Nasdaq Global Select Market on that date of $19.91).
As of February 13, 2024, the Registrant had 21,503,989 shares of outstanding common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2024, to be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such part.

MIDLAND STATES BANCORP, INC.
2023 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this report, references to the "Company," "we," "our," "us," and similar terms refer to the consolidated entity consisting of Midland States Bancorp, Inc. and its wholly-owned subsidiaries. Midland States Bancorp refers solely to the parent holding company and Midland States Bank (the "Bank") refers to our wholly owned banking subsidiary.
The acronyms and abbreviations identified below are used throughout this report, including the Notes to the Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

2019 Incentive Plan	The Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan
ACL	Allowance for credit losses on loans
ASU	Accounting Standards Update
ATG Trust	ATG Trust Company
BaaS	Banking-as-a-Service
Basel III Rule	Basel III regulatory capital reforms required by the Dodd-Frank Act
BHCA	Bank Holding Company Act of 1956, as amended
CBLR	Community Bank Leverage Ratio
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity and Infrastructure Security Agency
COVID	Coronavirus Disease
CRA	Community Reinvestment Act
CRA Proposal	Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations
CRE	Commercial Real Estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund
EAD	Exposure at default
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FinTech	Financial Technology
FNBC	FNBC Bank & Trust
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
Ginnie Mae	Government National Mortgage Association
Greensky	GreenSky, LLC
Illinois CRA	Illinois Community Reinvestment Act
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Midland Trust	Midland States Preferred Securities Trust
Nasdaq	Nasdaq Global Select Market
NII at Risk	Net Interest Income at Risk
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PPP	Paycheck Protection Program
Q-Factor	Qualitative factor
Regulatory Relief Act	Economic Growth, Regulatory Relief and Consumer Protection Act
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury
TDR	Troubled debt restructuring
2

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
•the effects of interest rates, including on our net interest income and the value of our securities portfolio as well as monetary and fiscal policies of the U.S. government, including policies of the Treasury and the Federal Reserve;
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
•our dependence upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure;
•our ability to identify and address cyber-security risks, fraud and systems errors;
•our ability to effectively execute our strategic plan and manage our growth;
•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, including FinTech companies and private credit funds, and demand for financial services in our market areas;
•the effects of COVID pandemic and its potential effects on the economic environment, our customers and our operations, as well as any changes to the federal, state or local government laws, regulations or orders in connection with the pandemic;
•risks related to our acquisition strategy, including our ability to identify suitable acquisition candidates, our ability to receive required regulatory approvals, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;
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
PART I
ITEM 1 – BUSINESS
Our Company
Midland States Bancorp, Inc., an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. Our banking subsidiary, Midland States Bank, an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. As of December 31, 2023, the Company had total assets of $7.87 billion, and our wealth management group had assets under administration of approximately $3.73 billion.
Our strategic plan is focused on building a performance-based, customer-centric culture, creating revenue diversification, seeking accretive acquisitions, achieving operational excellence and maintaining a robust enterprise-wide risk management program. Over the past several years, we have grown organically and through a series of acquisitions, with an over-arching focus on enhancing shareholder value and building a platform for scalability. Most recently, in June 2022, the Company completed its branch acquisition from FNBC, whereby we acquired $79.8 million of deposits and $16.6 million of loans as well as other assets and liabilities associated with FNBC's branches in Mokena and Yorkville, Illinois. In June 2021, the Company completed its acquisition of substantially all of the trust assets of ATG Trust, a trust company based in Chicago, Illinois. Additional information on recent acquisitions is presented in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.
Our Principal Businesses
Traditional Community Banking. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois and the St. Louis metropolitan area, where we operated 53 full-service banking offices as of December 31, 2023.
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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at December 31, 2023 and 2022:

	December 31,
	2023		2022
(dollars in thousands)	Balance	%	Balance	%
Multi-Family	$516,295	18.1%	$395,164	14.3%
Skilled Nursing	469,096	16.4	485,456	17.6
Retail	454,589	15.9	452,806	16.4
Industrial/Warehouse	217,956	7.6	228,177	8.3
Hotel/Motel	159,707	5.6	164,597	6.0
Office	153,756	5.4	155,703	5.7
All other	888,039	31.0	872,138	31.7
Total commercial real estate and construction and land development loans	$2,859,438	100.0%	$2,754,041	100.0%
Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit, consisting of loans secured by first or second mortgages on primarily owner occupied primary residences.
Consumer Installment Loans. We provide consumer installment loans for the purchase of cars, boats and other recreational vehicles, as well as for the purchase of major appliances and other home improvement projects. Our major appliance and other home improvement lending is originated principally through national and regional retailers and other vendors of these products and services. We have historically originated these loans through GreenSky and LendingPoint. However, during the fourth quarter of 2023, the Company ceased originating consumer loans through both GreenSky and LendingPoint.
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
Deposit Taking. We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities throughout our market areas. We also offer sweep accounts to our business customers. Deposits at the Bank are insured by the FDIC up to statutory limits. We also offer sweep accounts that are guaranteed through repurchase agreements to our business and municipal customers. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise.
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

FHA Servicing. Prior to August 28, 2020, we provided multifamily and healthcare facility FHA financing through Love Funding Corporation, our non-bank subsidiary. Love Funding Corporation originated commercial mortgage loans under FHA insurance programs, and sold those loans into the secondary market through mortgage-backed securities guaranteed by Ginnie Mae. On August 28, 2020, the Company completed the sale of Love Funding Corporation's commercial FHA origination platform to Dwight Capital, a nationwide mortgage banking firm headquartered in New York. The transaction was part of the Company’s ongoing effort to enhance efficiency. At December 31, 2023, we continued to service approximately $2.08 billion of originated commercial FHA loans.
Competition
We compete in a number of areas, including commercial and retail banking, residential mortgages, wealth management and commercial equipment leasing. These industries are highly competitive, and the Bank and its subsidiaries face strong direct competition for deposits, loans and leases, wealth management, and other financial-related services. We compete primarily with other community banks, thrifts and credit unions. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, private credit funds, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from so-called "online businesses" with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships set us apart from our competitors.
The following table reflects information on the markets we currently serve, as of June 30, 2023, the most recent date for which such information was publicly available:

(dollars in thousands)		June 30, 2023		December 31, 2023
County	State	Deposits	Market Share	# of Banking Offices
St. Charles	MO	$1,101,973	11.16%	2
Winnebago	IL	906,627	12.52	7
Effingham	IL	1,123,957	41.51	1
Kankakee	IL	770,935	30.76	8
LaSalle	IL	354,256	9.93	4
St. Louis	MO	286,174	0.64	6
Will	IL	313,553	1.55	4
Lee	IL	232,262	27.94	1
Boone	IL	222,595	28.07	2
Whiteside	IL	246,108	12.49	2
Bureau	IL	168,070	13.76	1
Kendall	IL	127,365	5.18	2
Grundy	IL	95,642	5.97	1
Marion	IL	83,934	7.66	1
Monroe	IL	82,784	7.31	2
Champaign	IL	51,371	0.73	1
Fayette	IL	45,633	8.48	2
Jefferson	MO	43,713	1.21	1
St. Louis (City)	MO	33,079	0.06	1
St. Clair	IL	51,007	0.93	1
Franklin	MO	34,337	0.97	1
Bond	IL	32,873	7.63	1
Livingston	IL	24,037	1.77	1
Human Capital Resources
At December 31, 2023, we had 914 employees, including 36 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

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
Leadership and professional development is also supported through our MASTERS high-potentials program as well as Midland WOMEN and African American affinity groups. Our MASTERS programs, Midland’s Advanced Study for Talent Enrichment and Resource Strengthening, were created to accelerate the career development of employees exhibiting the growth potential and qualities necessary to ensure the continued success of our Company. A total of 110 employees have participated in this high potential training program since its inception in 2016. Midland WOMEN is an affinity group that focuses on leadership development of women throughout all levels of the organization. Midland WOMEN currently has more than 39 employees participating on various activity committees and offers programs that engage hundreds of Midland employees annually. The African American Affinity Group focuses on personal and professional development and advancement initiatives for African American and Black employees. There are currently 3 employees participating on the activity committee and 29 regularly active members of the African American affinity group.
Corporate Information
Through our website at www.midlandsb.com under “Investors - SEC Filings,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated by reference into this report.
Supervision and Regulation
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPR, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Regulatory Relief Act was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.
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
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act. In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which the Company has not done.) Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.
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
As of December 31, 2023: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital; and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID pandemic. Nevertheless, the Company has not currently determined to elect the CBLR, but it may elect the framework at any time.
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
Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” above.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “The Role of Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration as a result of the COVID pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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
Supervision and Regulation of the Bank
General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and, as a member bank, the Federal Reserve.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 2.5 basis points to 32 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment of the 2023 assessment (January 1 through March 31, 2023).
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits.

Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2023, the Bank paid supervisory assessments to the DFPR totaling approximately $0.5 million.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank.
The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Because the global financial crisis was in part a liquidity crisis, Basel III includes a liquidity framework that requires the largest FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
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
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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
On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”), portions of which become effective on April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.
In 2022, the Bank, like all Illinois chartered banks, became subject to the state level CRA standards, following passage of the Illinois CRA. This means that, in addition to the federal CRA review, the Bank will be reviewed by the DFPR to assess the Bank’s record of meeting the credit needs of its communities. Like the potential impact under the federal CRA, applications for additional acquisitions or activities would be affected by the evaluation of the Bank’s effectiveness in meeting its Illinois CRA requirements.
Anti-Money Laundering. The Bank Secrecy Act (BSA) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (AML/CFT) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, financed terrorist acts or move funds for other illicit purposes
The laws require financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
Concentrations in CRE. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2023, the Bank did not exceed these guidelines.
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

Regulation of Affiliates
The Company operates one affiliate that is regulated by functional financial regulatory agencies. Midland Wealth Advisors, LLC is a registered investment advisor. The SEC has supervisory, examination and enforcement authority over its operations. The SEC’s focus is primarily for the protection of investors under the federal securities laws.

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
Macroeconomic and Credit Risks
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
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses on loans, which would cause our net income, return on equity and capital to decrease. We maintain our allowance for credit losses on loans at a level that management considers adequate to absorb expected credit losses on loans based on an analysis of our portfolio and market environment.
As of December 31, 2023, our allowance for credit losses on loans as a percentage of total loans was 1.12% and as a percentage of total nonperforming loans was 121.56%. Although management believed, as of such date, that the allowance for credit losses on loans was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.
A significant portion of our loan portfolio is secured by real estate, the value and liquidity of which can be negatively affected by economic conditions and environmental issues.
At December 31, 2023, approximately 52.8% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rate levels and by market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects.
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
Commercial loans represented 70.8% of our total loan portfolio at December 31, 2023. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on even a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.
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
Real estate construction loans comprised approximately 7.4% of our total loan portfolio as of December 31, 2023, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.
As of December 31, 2023, we had $9.1 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.
In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our other real estate owned properties, potentially resulting in additional losses.
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
As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks. See Item 1C - "Cybersecurity" appearing elsewhere in this Annual Report on Form 10-K for additional information.
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
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans, gather deposits or provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to regulatory action and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.
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
The COVID pandemic could continue to negatively impact the United States and world economy. In recent months, the pandemic and global responses have continued to disrupt large portions of the global economy, affecting rates of inflation, work and lifestyle patterns, the real estate market and other matters. These trends have, among other things, negatively impacted the fair value of our securities portfolio, loan demand, the value of collateral securing our loans, our growth strategy, and other matters.

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
We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans through organic loan growth.
While we intend to continue to grow our business through strategic acquisitions coupled with organic loan growth, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to execute this strategy. Even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Furthermore, many acquisitions we may wish to pursue would be subject to approvals by bank regulatory authorities, and we cannot predict whether any targeted acquisitions will receive the required regulatory approvals. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources and relationships with our regulators.
Our growth will also depend upon our ability to attract deposits and to identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, such as those using artificial intelligence. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
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
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
We face strong competition from financial services companies and other companies that offer banking, mortgage, leasing, and wealth management services, which could harm our business.
Our operations consist of offering banking and mortgage services, and we also offer trust, wealth management and leasing services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, private credit funds, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, leasing and wealth management customers, we may be unable to continue to grow our business and our financial condition and results of operations may be adversely affected.
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
The development of our BaaS platform may expose us to liability for compliance violations by BaaS partners or fall short of its targeted impact on our financial performance.
During 2022, we invested in the development of a BaaS platform that will enable us to enter into partnerships with financial technology companies through which we will provide banking services to the customers of these companies. We believe that these partnerships will contribute to loan production, deposit gathering, and fee income generation in future years. We intend to be very selective in our approach to developing BaaS partnerships to ensure that any partners that are added meet our high standards for risk management. However, we are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws, and regulations. Our bank regulators may hold us responsible for the activities of our BaaS partners with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of BaaS partner activities. In addition, we may not find enough suitable partnerships for the BaaS platform to have a meaningful impact on our overall financial performance.
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
Compliance with applicable bank regulations by us and our third party vendors has resulted, and may continue to result, in additional operating and compliance costs and restrictions that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, new proposals for legislation may continue to be introduced in the U.S. Congress that could further substantially change regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Legislation and regulations may be impacted by the political ideologies of the executive branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

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
The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, including those of our third party vendors,we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
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
In addition to being affected by general economic conditions, our earnings, capital ratios and growth are affected by the policies of the Federal Reserve. In the past year, the Federal Reserve has significantly increased the target Federal Funds rate as part of its efforts to decrease inflation, which has helped drive a significant increase in prevailing interest rates. The elevated interest rate environment is expected to continue. While this helped increase our net interest income, it has also harmed the value of our securities portfolio, which had $99.9 million in unrealized losses at December 31, 2023, and which has negatively affected our tangible book value. Future actions of the Federal Reserve could continue to have negative effects on our business, by decreasing loan demand, increasing our costs of deposits and other sources of funding, further harming the value of our securities portfolio, and negatively impacting the earnings of our wealth management business. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.
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

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans, or that adversely affects the value of collateral securing those loans, may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which we expect to continue in 2024. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
Our ability to engage in routine funding transactions and the perceived strength of our Bank could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and deposit volatility, and could lead to losses or defaults by us or by other institutions. These issues could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 1C – CYBERSECURITY
We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through the intentional acts or carelessness by employees, customers and other individuals who are authorized to use them, and by criminals, who often use sophisticated and constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue, and any intrusion into our systems could result in material financial losses and operational problems. See “Operational, Strategic and Reputational Risks.”
Accordingly, we have developed an informational security program and devoted resources for assessing, identifying and managing risks associated with cybersecurity threats, including:
•established a dedicated internal cybersecurity team that is responsible for conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;

•implemented continuous monitoring tools and a third-party Security Operations Center that can detect and respond to cybersecurity threats in real-time;
•perform ongoing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain measures to mitigate their cybersecurity risk;
•retain third-party cybersecurity consultants who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes;
•conduct frequent cybersecurity training and testing for our workforce;
•provide our board of directors with regular updates regarding threat levels, including analyses that demonstrate the overall cybersecurity posture and health of the organization;
•engage in periodic assessments of our cyber resilience with the Cybersecurity and Infrastructure Security Agency (CISA);
•conduct scheduled reviews of our Incident Response Plan to assess the responsiveness during a cybersecurity event or Ransomware attack; and
•maintain third party vendor management program, which includes requirements for how our partners transmit, store and use bank information.
This information security program is a key part of our overall risk management system, which is administered by our Chief Risk Officer and Chief Information Security Officer. The program includes administrative, technical and physical safeguards to help ensure the security, integrity and confidentiality of customer records and information, and prohibit unauthorized access to our critical operating systems. These security and privacy policies and procedures are in effect across all of our businesses and geographic locations.
From time-to-time, we have identified cybersecurity threats and cybersecurity incidents, including with respect to our commercial customers and vendors, that require us to make changes to our processes and implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that future threats and incidents could have a material adverse effect on our business strategy, results of operations and financial condition, even if the threat or incident is promptly identified and countermeasures are implemented. Such events could lead to direct financial loss or require the expenditure of significant amounts to obtain the release of critical data and/or restore our operating systems or those of our customers and/or vendors if the incident was the result of a security breach for which we are held legally responsible.
Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Security Officer. Our Chief Information Security Officer has 20 years of information technology and information security experience, and before joining our Company has held the positions of Chief Technology Officer and Director of IT and Information Security Officer at his prior places of employment.
In addition, our board of directors, as a whole and through its Risk Policy & Compliance Committee (the “Risk Committee”), is responsible for the oversight of risk management. In that role, our board of directors and Risk Committee, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, both our board of directors and the Risk Committee receive quarterly reports from our management team, including from our Chief Risk Officer and our Chief Information Security Officer regarding cybersecurity risks, and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents.
ITEM 2 – PROPERTIES
Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois 62401. We own our corporate headquarters office building, which was built in 2011 and also houses our primary operations center. We have additional operations centers located in St. Louis, Missouri and Rockford, Illinois, supporting our banking and wealth management businesses. At December 31, 2023, the Bank operated a total of 53 full-service banking centers, including 42 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 42 were owned, and we leased 11 from unaffiliated third parties.
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

PART II
ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholders
As of February 13, 2024, the Company had 1,080 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq under the ticker symbol MSBI, was $24.09 per share.
Stock Performance Graph
The following graph compares the Company's five year cumulative shareholder returns with the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2018 and reinvestment of all quarterly dividends. Measurement points are the last trading day of the second quarter and fourth quarter of each subsequent year through December 31, 2023. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Comparison of Total Return Since 12/31/18

$250
$200
$150
$100
$50
$0
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
Midland States Bancorp, Inc.
Nasdaq Composite
S&P U.S. Small Cap Banks

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2023	102,787	$20.75	102,787	$7,963,225
November 1 - 30, 2023	54,370	22.22	32,898	7,231,999
December 1 - 31, 2023	—	—	—	25,000,000
Total	157,157	$21.26	135,685	$25,000,000
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a new stock repurchase program on December 5, 2023, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. The new stock repurchase program became effective on January 1, 2024. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. The Company’s previous stock repurchase program expired on December 31, 2023.

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
Overview
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, and trust and investment management services and insurance and financial planning services. As of December 31, 2023, we had assets of $7.87 billion, deposits of $6.31 billion and shareholders’ equity of $791.9 million.
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

Our principal lines of business include traditional community banking and wealth management. Our traditional community banking business primarily consists of commercial and retail lending and deposit taking. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and had $3.73 billion of assets under administration as of December 31, 2023.
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
Credit Reserves. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of reserve protection against estimated losses in our loan portfolio. Our allowance for credit losses on loans totaled $68.5 million, or 1.12% of total loans, and $61.1 million, or 0.97% of total loans, at December 31, 2023 and 2022, respectively.
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

Additional Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations and financial condition in 2023 and 2022, and may affect the comparability of financial information we report in future fiscal periods.
Balance Sheet Repositioning. In 2023, the Company took advantage of certain market conditions to reposition out of lower yielding securities into other structures, which are expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $9.4 million.
In addition, in the third quarter of 2023, the Company surrendered certain low-yielding life insurance policies and purchased additional policies. The Company recognized a $4.5 million tax charge related to the surrender of the policies.
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

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the years ended 2023, 2022, and 2021:

	Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Income Statement Data:
Interest income	$404,296	$301,755	$237,817
Interest expense	168,279	56,020	30,142
Net interest income	236,017	245,735	207,675
Provision for credit losses	21,132	20,126	3,393
Noninterest income	66,590	79,891	69,899
Noninterest expense	173,902	175,662	175,069
Income before income taxes	107,573	129,838	99,112
Income taxes	32,113	30,813	17,795
Net income	75,460	99,025	81,317
Preferred dividends	8,913	3,169	—
Net income available to common shareholders	$66,547	$95,856	$81,317
Per Share Data:
Basic earnings per common share	$2.97	$4.24	$3.58
Diluted earnings per common share	2.97	4.23	3.57
Performance Metrics:
Return on average assets	0.95%	1.31%	1.18%
Return on average shareholders' equity	9.80%	14.40%	12.65%
During the year ended December 31, 2023, we generated net income of $75.5 million, or diluted earnings per common share of $2.97, compared to net income of $99.0 million, or diluted earnings per common share of $4.23, in the year ended December 31, 2022. Earnings for 2023 compared to 2022 decreased primarily due to a $9.7 million decrease in net interest income, a $1.0 million increase in provision for credit losses, a $13.3 million decrease in noninterest income, and a $1.3 million increase in income tax expense. These results were partially offset by a $1.8 million decrease in noninterest expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for 2023 and 2022.
The Federal Reserve left interest rates unchanged at its meeting in December 2023 but signaled that it was no longer expecting further interest rate increases in its historic inflation fight, and that it could also cut interest rates three times in 2024. In 2023, the Federal Reserve increased the federal funds rate 100 basis points to a target range of 5.25%-5.50%, the highest since August 2007. This compares to rate increases totaling 425 basis points in 2022. The benchmark federal funds rate remains at a target range between 5.25%-5.50%, compared to a target range of 0.00%-0.25% at the beginning of 2022.
In 2023, net interest income, on a tax-equivalent basis, decreased to $236.8 million with a tax-equivalent net interest margin of 3.26% compared to net interest income, on a tax-equivalent basis, of $247.0 million and a tax-equivalent net interest margin of 3.57% in 2022.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2023, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2023			2022			2021
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield / Rate
Interest-earning assets:
Federal funds sold and cash investments	$77,046	$3,922	5.09%	$256,221	$3,907	1.52%	$518,804	$728	0.14%
Investment securities:
Taxable investment securities	798,579	28,653	3.59	694,269	15,801	2.28	646,079	13,898	2.15
Investment securities exempt from federal income tax (1)	55,997	1,708	3.05	104,949	3,476	3.31	130,495	4,222	3.24
Total securities	854,576	30,361	3.55	799,218	19,277	2.41	776,574	18,120	2.33
Loans:
Loans (2)	6,238,970	365,529	5.86	5,743,525	274,617	4.78	4,821,718	213,922	4.44
Loans exempt from federal income tax (1)	53,290	2,233	4.19	67,878	2,635	3.88	81,730	3,127	3.38
Total loans	6,292,260	367,762	5.84	5,811,403	277,252	4.77	4,903,448	217,049	4.43
Loans held for sale	4,034	260	6.45	12,669	404	3.19	37,638	1,115	2.96
Nonmarketable equity securities	43,318	2,819	6.51	38,543	2,198	5.70	47,045	2,348	4.99
Total earning assets	7,271,234	405,124	5.57%	6,918,054	303,038	4.38%	6,283,509	239,360	3.81%
Noninterest-earning assets	635,490			618,593			598,083
Total assets	$7,906,724			$7,536,647			$6,881,592
Interest-bearing liabilities:
Checking and money market deposits	$3,738,818	$109,831	2.94%	$3,456,890	$31,156	0.90%	$2,467,288	$3,020	0.12%
Savings deposits	612,243	1,632	0.27	703,341	540	0.08	655,735	164	0.02
Time deposits	814,727	21,840	2.68	625,307	4,161	0.67	690,558	7,373	1.07
Brokered time deposits	75,935	3,644	4.80	16,592	204	1.23	32,419	400	1.23
Total interest-bearing deposits	5,241,723	136,947	2.61	4,802,130	36,061	0.75	3,846,000	10,957	0.28
Short-term borrowings	23,406	68	0.29	58,688	104	0.18	68,986	86	0.12
FHLB advances and other borrowings	460,781	20,709	4.49	355,282	9,335	2.63	473,371	8,443	1.78
Subordinated debt	95,986	5,266	5.49	131,203	7,495	5.71	153,126	8,705	5.68
Trust preferred debentures	50,298	5,289	10.52	49,678	3,025	6.09	49,098	1,951	3.97
Total interest-bearing liabilities	5,872,194	168,279	2.87%	5,396,981	56,020	1.04%	4,590,581	30,142	0.66%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,173,873			1,386,251			1,568,005
Other noninterest-bearing liabilities	90,562			65,539			80,308
Total noninterest-bearing liabilities	1,264,435			1,451,790			1,648,313
Shareholders’ equity	770,095			687,876			642,698
Total liabilities and shareholders’ equity	$7,906,724			$7,536,647			$6,881,592
Net interest income / net interest margin (3)		$236,845	3.26%		$247,018	3.57%		$209,218	3.33%
(1)Interest income and average rates for tax-exempt loans and investment securities are presented on a tax-equivalent basis, assuming a statutory federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.8 million, $1.3 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

	Year Ended December 31, 2023 compared with Year Ended December 31, 2022			Year Ended December 31, 2022 compared with Year Ended December 31, 2021
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Federal funds sold and cash investments	$(5,924)	$5,939	$15	$(2,186)	$5,365	$3,179
Investment securities:
Taxable investment securities	3,059	9,793	12,852	1,066	837	1,903
Investment securities exempt from federal income tax	(1,556)	(212)	(1,768)	(836)	90	(746)
Total securities	1,503	9,581	11,084	230	927	1,157
Loans:
Loans	26,358	64,554	90,912	42,486	18,209	60,695
Loans exempt from federal income tax	(589)	187	(402)	(534)	42	(492)
Total loans	25,769	64,741	90,510	41,952	18,251	60,203
Loans held for sale	(415)	271	(144)	(768)	57	(711)
Nonmarketable equity securities	291	330	621	(455)	305	(150)
Total earning assets	$21,224	$80,862	$102,086	$38,773	$24,905	$63,678
Interest-bearing liabilities:
Checking and money market deposits	$5,412	$73,263	$78,675	$2,471	$25,665	$28,136
Savings deposits	(156)	1,248	1,092	24	352	376
Time deposits	3,169	14,510	17,679	(565)	(2,647)	(3,212)
Brokered time deposits	1,790	1,650	3,440	(196)	—	(196)
Total interest-bearing deposits	10,215	90,671	100,886	1,734	23,370	25,104
Short-term borrowings	(83)	47	(36)	(16)	34	18
FHLB advances and other borrowings	3,756	7,618	11,374	(2,610)	3,502	892
Subordinated debt	(1,972)	(257)	(2,229)	(1,250)	40	(1,210)
Trust preferred debentures	51	2,213	2,264	29	1,045	1,074
Total interest-bearing liabilities	11,967	100,292	112,259	(2,113)	27,991	25,878
Net interest income	$9,257	$(19,430)	$(10,173)	$40,886	$(3,086)	$37,800
Interest Income. For the year ended December 31, 2023, interest income, on a tax-equivalent basis, increased $102.1 million to $405.1 million as compared to the prior year, due to both improved yields on earning assets and growth in earning assets. The yield on earning assets increased 119 points to 5.57% from 4.38%, primarily due to the impact of increasing market interest rates.
Average earning assets increased to $7.27 billion in 2023 from $6.92 billion in 2022. An increase in average loans and investment securities of $480.9 million and $55.4 million, respectively, were partially offset by a $179.2 million decrease in federal funds sold and cash investments.
Average loans increased $480.9 million in 2023 compared to 2022 across all loan categories. Average commercial loans increased $71.2 million. Included in this category are commercial FHA warehouse lines, which decreased $44.3 million to $18.4 million in 2023. Excluding the changes in the commercial FHA warehouse line portfolio, average commercial loans increased $115.5 million in 2023 compared to the prior year.

Average commercial real estate loans, construction loans, and leases also increased $173.3 million, $155.7 million and $50.5 million, respectively, in 2023 compared to 2022. The increase in average construction loans was primarily due to funding draws on existing multifamily project lines. Average balances in our consumer loan portfolio remained flat year over year. During the fourth quarter of 2023, the Company ceased originating consumer loans through both Greensky and LendingPoint.
Interest Expense. Interest expense increased $112.3 million to $168.3 million in 2023 compared to 2022. The cost of interest-bearing liabilities increased to 2.87% compared to 1.04% for the prior year due to the increase in deposit costs as a result of the rate increases announced by the Federal Reserve.
Interest expense on deposits increased to $136.9 million in 2023 from $36.1 million in 2022, primarily due to increases in interest rates on deposits. Average balances of interest-bearing deposit accounts increased $439.6 million, or 9.15%, to $5.24 billion for 2023 compared to the same period one year earlier. The increase in volume was attributable to increases in retail deposits and brokered deposits of $98.7 million and $96.6 million, respectively. In addition, our Insured Cash Sweep product average balances increased $352.6 million.
Interest expense on FHLB advances and other borrowings increased $11.4 million for the year ended December 31, 2023, from the prior year, due to increases in both average balances and interest rates. The average balances increased $105.5 million in 2023 compared to 2022, while interest rate increases in 2023 pushed the average cost to 4.49% in 2023 compared to 2.63% in 2022.
Interest expense on subordinated debt decreased $2.2 million in 2023 from 2022. The Company redeemed $6.6 million of subordinated debt in the second quarter of 2023 and $40.0 million of subordinated debt on October 15, 2022.
Interest expense on trust preferred debentures increased $2.3 million in 2023 compared to 2022 due to interest rate increases, as these debt instruments reprice quarterly.
Provision for Credit Losses. The Company's provision for credit losses on loans and unfunded commitments was $21.1 million and $0 in 2023, respectively. In 2022, the provision for credit losses on loans and unfunded commitments was $18.8 million and $1.6 million, respectively, partially offset by the recognition of expense reversal of $0.2 million related to investment securities. The increase in the provision for credit losses on loans was primarily a result of an increase in net charge-offs in 2023 compared to the prior year.
The provision for credit losses on loans recognized during 2023 and 2022 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table sets forth the major components of our noninterest income for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			2023 Compared to 2022		2022 Compared to 2021
(dollars in thousands)	2023	2022	2021	Increase (decrease)		Increase (decrease)
Noninterest income:
Wealth management revenue	$25,572	$25,708	$26,811	$(136)	(0.5)%	$(1,103)	(4.1)%
Residential mortgage banking revenue	1,903	1,509	5,526	394	26.1	(4,017)	(72.7)
Service charges on deposit accounts	11,990	10,237	9,242	1,753	17.1	995	10.8
Interchange revenue	14,302	13,879	14,500	423	3.0	(621)	(4.3)
(Loss) gain on sales of investment securities, net	(9,372)	(230)	537	(9,142)	3,974.8	(767)	(142.8)
Gain on termination of hedged interest rate swaps	—	17,531	2,159	(17,531)	(100.0)	15,372	712.0
Impairment on commercial mortgage servicing rights	—	(1,263)	(7,532)	1,263	(100.0)	6,269	(83.2)
Income on company-owned life insurance	4,439	3,584	4,496	855	23.9	(912)	(20.3)
Other income	17,756	8,936	14,160	8,820	98.7	(5,224)	(36.9)
Total noninterest income	$66,590	$79,891	$69,899	$(13,301)	(16.6)%	$9,992	14.3%

Service charges on deposit accounts. Service charges on deposit accounts increased $1.8 million, or 17.1%, in 2023 compared to 2022, due to increases in business account analysis fees and overdraft-related fees.
Loss on sale of investment securities. The Company took advantage of certain market conditions during the year ended December 31, 2023 to reposition out of lower yielding securities into other structures, which are expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $9.4 million.
Gain on termination of hedged interest rate swaps. As previously stated, on October 24, 2022, the Company terminated $140.0 million notional amount of future starting pay-fixed, receive-variable interest rate swaps on certain FHLB or other fixed-rate advances. The Company realized a $17.5 million net gain upon termination.
Other noninterest income. Other income increased $8.8 million for 2023, as compared to 2022. Other noninterest income in 2023 included incremental servicing revenues of $2.2 million and $1.6 million related to our commercial FHA servicing portfolio and the Greensky portfolio, respectively. In addition, the Company recognized a $1.1 million one-time gain from the sale of Visa B stock, a gain of $0.7 million on the redemption of subordinated debt and a gain of $0.8 million on the sale of OREO.
During the third quarter of 2023, the Company recognized an enhancement fee of $6.6 million related to the surrender and purchase of company-owned life insurance policies. In the fourth quarter of 2023, the Company revised its accounting for the one-time enhancement fee and reversed the fee. The financial reporting periods affected by this revision include the Company’s previously reported interim unaudited consolidated financial statements as of and for the three months and nine months ended September 30, 2023. The Company concluded this revision was not material to the Company’s previously reported interim financial statements and would not be material to the current period financial statements; however the Company has elected to voluntarily revise its previously reported consolidated financial statements as of and for the three and nine month period ended September 30, 2023. The revision affects the Company’s quarter-to-date and year-to-date income on company-owned life insurance. Additionally, the revision impacts the company-owned life insurance asset for the applicable period.
The Company expects to present the corrected interim 2023 amounts in its 2024 consolidated interim financial statements upon the filing of its Quarterly Report on Form 10-Q and Quarterly Earnings Release on Form 8-K as of and for the period ended September 30, 2024 as a voluntary immaterial revision to all applicable 2023 periods.
The following tables present the impact of the revision to the Company’s previously reported financial statements.

Consolidated Income Statement
(dollars in thousands, except per share data)
	Period Ended September 30, 2023 (Unaudited)
	Three Months As Reported	Immaterial Revision	Three Months Revised	Nine Months As Reported	Immaterial Revision	Nine Months Revised
Income on company owned life insurance	$7,558	$(6,640)	$918	$9,325	$(6,640)	$2,685
Net income	18,042	(6,640)	11,402	64,389	(6,640)	57,749
Net income available to common shareholders	15,813	(6,640)	9,173	54,704	(6,640)	48,064
Diluted earnings per common share	0.71	(0.30)	0.41	2.43	(0.29)	2.14

Consolidated Balance Sheet
(dollars in thousands)
				Period Ended September 30, 2023 (Unaudited)
				Period End As Reported	Immaterial Revision	Period End Revised
Company owned life insurance				$208,390	$(6,640)	$201,750
Total assets				7,975,925	(6,640)	7,969,285
Shareholders' equity				764,250	(6,640)	757,610

Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			2023 Compared to 2022		2022 Compared to 2021
(dollars in thousands)	2023	2022	2021	Increase (decrease)		Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$93,438	$90,305	$86,883	$3,133	3.5%	$3,422	3.9%
Occupancy and equipment	15,986	14,842	14,866	1,144	7.7	(24)	(0.2)
Data processing	26,286	24,350	24,595	1,936	8.0	(245)	(1.0)
FDIC insurance	4,779	3,336	3,346	1,443	43.3	(10)	(0.3)
Professional	7,049	6,907	10,971	142	2.1	(4,064)	(37.0)
Marketing	3,158	3,318	3,239	(160)	(4.8)	79	2.4
Communications	1,741	2,382	3,002	(641)	(26.9)	(620)	(20.7)
Loan expense	4,206	4,586	2,014	(380)	(8.3)	2,572	127.7
Amortization of intangible assets	4,758	5,410	5,855	(652)	(12.1)	(445)	(7.6)
Other real estate owned	333	5,188	1,277	(4,855)	(93.6)	3,911	306.3
Loss on mortgage servicing rights held for sale	—	3,250	222	(3,250)	(100.0)	3,028	1364.0
Federal Home Loan Bank advances prepayment fees	—	—	8,536	—	—	(8,536)	(100.0)
Other expense	12,168	11,788	10,263	380	3.2	1,525	14.9
Total noninterest expense	$173,902	$175,662	$175,069	$(1,760)	(1.0)%	$593	0.3%
    Salaries and employee benefits. For the year ended December 31, 2023, salaries and employee benefits expense increased $3.1 million as compared to 2022. The decline in loan production in 2023 resulted in a decline in the deferral of loan origination costs compared to the prior year, resulting in an increase in expense. The Company employed 914 employees at December 31, 2023 compared to 935 employees at December 31, 2022.
Occupancy and Equipment Expense. For the year ended December 31, 2023, occupancy and equipment expense increased $1.1 million as compared to the same period in 2022. The Company transitioned to an outsourced facilities management program and incurred increased repair expenses as a result of deferred maintenance. The Company operated 53 full-service banking centers at December 31, 2023 and 2022.
Data processing fees. The $1.9 million increase in data processing fees for the year ended December 31, 2023, was primarily the result of our continuing investments in technology to better serve our growing customer base and increased transaction volumes.
FDIC Insurance Expense. For the year ended December 31, 2023, FDIC insurance expense increased $1.4 million, as compared to the prior year, primarily as a result of the FDIC increasing the base assessment rate by 2 basis points, effective January 1, 2023.
Other Real Estate Owned. The Company recorded impairment charges on two properties totaling $4.3 million in 2022.
Loss on mortgage servicing rights held for sale. During the third quarter of 2022, the Company committed to a plan to sell the servicing rights asset associated with this portfolio and transferred $24.0 million of commercial FHA loan servicing rights to held for sale. We recognized a loss of $3.3 million on this asset at that time. At June 30, 2023, the Company abandoned its plans to sell this servicing asset and removed this asset from held for sale at lower of cost or fair value with no gain or loss recognized.
Income Tax Expense. Income tax expense was $32.1 million in 2023 compared to $30.8 million in 2022. Effective tax rates for 2023 and 2022 were 29.9% and 23.7% respectively. The Company's income tax expense and related effective tax rate for 2023 included tax charges of $4.5 million associated with the surrender of certain company-owned life insurance policies, as previously discussed.

Financial Condition
Assets. Total assets were $7.87 billion at December 31, 2023, as compared to $7.86 billion at December 31, 2022.
Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2023, 2022 and 2021:

	December 31,
	2023		2022		2021
(dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial:
Equipment finance loans	$531,143	8.7%	$616,751	9.8%	$521,973	10.0%
Equipment finance leases	473,350	7.7	491,744	7.8	423,280	8.1
Commercial FHA lines	—	—	25,029	0.4	91,927	1.8
SBA PPP loans	—	—	1,916	—	52,477	1.0
Other commercial loans	951,387	15.5	870,878	13.8	783,811	14.9
Total commercial loans and leases	1,955,880	31.9	2,006,318	31.8	1,873,468	35.8
Commercial real estate	2,406,845	39.3	2,433,159	38.6	1,816,828	34.8
Construction and land development	452,593	7.4	320,882	5.1	193,749	3.7
Residential real estate	380,583	6.2	366,094	5.8	338,151	6.5
Consumer	935,178	15.2	1,180,014	18.7	1,002,605	19.2
Total loans, gross	6,131,079	100.0%	6,306,467	100.0%	5,224,801	100.0%
Allowance for credit losses on loans	(68,502)		(61,051)		(51,062)
Total loans, net	$6,062,577		$6,245,416		$5,173,739

Total loans decreased $175.4 million to $6.13 billion at December 31, 2023, as compared to December 31, 2022, as the Company originated loans in a more selective and deliberate approach to balance liquidity and funding costs. Increases in construction and land development loans, and residential real estate loans of $131.7 million and $14.5 million, respectively, were offset by decreases in all other loan categories. The increase in our construction and land development portfolio was primarily driven by draws on existing lines.
Consumer loans decreased $244.8 million at December 31, 2023 compared to December 31, 2022, due to loan payoffs and a cessation in loans originated through GreenSky. Our Greensky-originated loan balances decreased $251.1 million during 2023 to $683.5 million at December 31, 2023. In addition, during the fourth quarter, the Company ceased originating loans through LendingPoint. At December 31, 2023, the Company had $121.0 million in loans outstanding that were originated through LendingPoint, which will continue to be serviced by LendingPoint.
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
Commercial real estate loans. Our commercial real estate loans consist of both real estate occupied by the borrower for ongoing operations and non-owner occupied real estate properties. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner occupied offices, warehouses and production facilities, office buildings, hotels, mixed-use residential and commercial facilities, retail centers, multifamily properties and assisted living facilities. Our commercial real estate loan portfolio also includes farmland loans. Farmland loans are generally made to a borrower actively involved in farming rather than to passive investors. Loans secured by office space totaled $153.8 million and $155.7 million at December 31, 2023 and 2022, respectively, primarily located in Illinois and Missouri.

Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans. Interest reserves are generally established on real estate construction loans.
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at December 31, 2023 and 2022:

	December 31,
	2023		2022
(dollars in thousands)	Balance	%	Balance	%
Multi-Family	$516,295	18.1%	$395,164	14.3%
Skilled Nursing	469,096	16.4	485,456	17.6
Retail	454,589	15.9	452,806	16.4
Industrial/Warehouse	217,956	7.6	228,177	8.3
Hotel/Motel	159,707	5.6	164,597	6.0
Office	153,756	5.4	155,703	5.7
All other	888,039	31.0	872,138	31.7
Total commercial real estate and construction and land development loans	$2,859,438	100.0%	$2,754,041	100.0%
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2023:

	December 31, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$81,812	$454,326	$615,589	$47,025	$138,302	$97,753	$—	$47,723	$1,482,530
Commercial real estate	216,890	403,077	953,369	262,585	372,702	173,454	5,448	19,320	2,406,845
Construction and land development	20,549	68,106	120,415	189,133	4,396	47,971	104	1,919	452,593
Total commercial loans	319,251	925,509	1,689,373	498,743	515,400	319,178	5,552	68,962	4,341,968
Residential real estate	762	2,993	8,201	20,534	26,552	38,478	169,187	113,876	380,583
Consumer	3,676	479	895,365	561	35,097	—	—	—	935,178
Lease financing	14,863	—	362,271	—	96,216	—	—	—	473,350
Total loans	$338,552	$928,981	$2,955,210	$519,838	$673,265	$357,656	$174,739	$182,838	$6,131,079
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $68.5 million, or 1.12% of total loans, at December 31, 2023 compared to $61.1 million, or 0.97% of total loans, at December 31, 2022. The following table allocates the allowance for credit losses on loans by loan category:

	December 31,
	2023		2022		2021
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$21,847	1.47%	$14,639	0.97%	$14,375	0.99%
Commercial real estate	20,229	0.84	29,290	1.20	22,993	1.27
Construction and land development	4,163	0.92	2,435	0.76	972	0.50
Total commercial loans	46,239	1.06	46,364	1.09	38,340	1.11
Residential real estate	5,553	1.46	4,301	1.17	2,695	0.80
Consumer	3,770	0.40	3,599	0.30	2,558	0.26
Lease financing	12,940	2.73	6,787	1.38	7,469	1.76
Total allowance for credit losses on loans	$68,502	1.12%	$61,051	0.97%	$51,062	0.98%
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
In estimating expected credit losses as of December 31, 2023, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 0.5% to 2.1% over the next four quarters; (ii) the 10-year treasury rate decreasing from 4.5% in the fourth quarter of 2023 to 4.0% by the fourth quarter of 2024; and (iii) Illinois unemployment rate averaging 5.4% through the fourth quarter of 2024.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2023, modeled expected credit losses were positively adjusted with a qualitative factor adjustment of approximately 41 basis points of total loans, decreasing from 50 basis points at December 31, 2022. The Q-Factor adjustment at December 31, 2023 was based primarily on declining credit quality conditions within the equipment financing segment.
The allowance allocated to commercial loans totaled $21.8 million, or 1.47% of total commercial loans, at December 31, 2023, compared to $14.6 million, or 0.97%, at December 31, 2022. Modeled expected credit losses increased $7.0 million and qualitative factor adjustments related to commercial loans decreased $1.6 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $1.8 million. There were no specific allocation reserves for commercial loans in the prior period. The weighted average risk grade for commercial and industrial loans at December 31, 2023, weakened to 4.62 from 4.42 at December 31, 2022.
The allowance allocated to commercial real estate loans totaled $20.2 million, or 0.84% to total commercial real estate loans, at December 31, 2023, decreasing $9.1 million, from $29.3 million, or 1.20% of total commercial real estate loans, at December 31, 2022. Modeled expected credit losses decreased $2.7 million, due to an improvement in our LDG, primarily as a result of a $3.4 million recovery on a loan previously charged off. The qualitative factor adjustments decreased $5.5 million as a result of improving economic forecasts, as the Federal Reserve signaled an expectation of rate decreases beginning in 2024. In addition, the qualitative factor for collateral values decreased based upon our mix of collateral-based loans, which does not include significant exposure to urban office properties. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $1.5 million at December 31, 2022, to $0.7 million at

December 31, 2023. The weighted average risk grade for commercial real estate loans remained relatively unchanged at 4.83 at December 31, 2023, from 4.84 at December 31, 2022.
The allowance allocated to construction and land development loans totaled $4.2 million, or 0.92% to total construction loans, at December 31, 2023, increasing $1.7 million, from $2.4 million, or 0.76% of total constructions loans, at December 31, 2022. Modeled expected credit losses increased $1.4 million and qualitative factor adjustments related to construction loans increased $0.3 million. There were no specific allocation reserves for construction loans in either period.
The allowance allocated to the lease portfolio totaled $12.9 million, or 2.73% of total commercial leases, at December 31, 2023, increasing $6.2 million, from $6.8 million, or 1.38% of total commercial leases at December 31, 2022. Modeled expected credit losses related to commercial leases increased $6.8 million and qualitative factor adjustments decreased $0.6 million. There were no specific allocation reserves for commercial leases in either period.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the years ended 2023, 2022, and 2021:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance, beginning of period	$61,051	$51,062	$60,443
Charge-offs:
Commercial	7,357	4,121	6,465
Commercial real estate	5,000	4,106	3,524
Construction and land development	1,601	6	448
Residential real estate	271	344	398
Consumer	1,046	1,229	1,158
Lease financing	5,026	1,297	3,427
Total charge-offs	20,301	11,103	15,420
Recoveries:
Commercial	1,785	401	341
Commercial real estate	4,006	7	21
Construction and land development	33	30	221
Residential real estate	138	252	249
Consumer	288	457	514
Lease financing	370	1,148	743
Total recoveries	6,620	2,295	2,089
Net charge-offs	13,681	8,808	13,331
Provision for credit losses on loans	21,132	18,797	3,950
Balance, end of period	$68,502	$61,051	$51,062
Gross loans, end of period	$6,131,079	$6,306,467	$5,224,801
Average total loans	$6,292,260	$5,811,403	$4,903,447
Net charge-offs to average loans	0.22%	0.15%	0.27%
Allowance for credit losses to total loans	1.12%	0.97%	0.98%
Individual loans considered to be uncollectible are charged-off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged-off are added to the allowance.
Charge-offs in 2023 increased to $20.3 million from $11.1 million in 2022. Our equipment finance business saw charge-offs increase to $9.6 million in 2023 from $2.0 million in 2022, due primarily to weakness within the trucking and transportation sector. The Company recognized a $3.4 million recovery on a commercial real estate loan, which was charged-off in 2017.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

	December 31,
(dollars in thousands)	2023	2022	2021
Nonperforming loans:
Commercial	$9,282	$7,853	$12,261
Commercial real estate	33,891	29,602	19,175
Construction and land development	39	229	120
Residential real estate	3,869	8,449	7,912
Consumer	137	921	208
Lease financing	9,133	2,369	2,904
Total nonperforming loans	56,351	49,423	42,580
Other real estate owned and other repossessed assets	11,350	8,401	14,488
Nonperforming assets	$67,701	$57,824	$57,068
Nonperforming loans to total loans	0.92%	0.78%	0.81%
Nonperforming assets to total assets	0.86%	0.74%	0.77%
Allowance for credit losses to nonperforming loans	121.56%	123.53%	119.92%
We did not recognize interest income on nonaccrual loans during the years ended December 31, 2023 or 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.4 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively.
The following table presents the change in our non-performing loans for the year ended December 31, 2023:

(dollars in thousands)	Year Ended December 31, 2023
Balance, beginning of period	$49,423
New nonperforming loans	46,615
Return to performing status	(6,085)
Payments received	(26,048)
Charge-offs	(7,554)
Balance, end of period	$56,351
Investment Securities. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions. In the periods presented, all investment securities of the Company are classified as available for sale and, therefore, the book value of investment securities is equal to the fair market value.

The following table sets forth the book value and associated percentage of each category of investment securities at December 31, 2023, 2022 and 2021.

	December 31,
	2023		2022		2021
(dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$1,097	0.1%	$81,230	10.6%	$64,917	7.2%
U.S. government sponsored entities and U.S. agency securities	72,572	7.9	37,509	4.9	33,817	3.7
Mortgage-backed securities - agency	574,500	62.7	448,150	58.3	440,270	48.5
Mortgage-backed securities - non-agency	83,529	9.1	20,754	2.7	28,706	3.2
State and municipal securities	57,460	6.3	94,636	12.3	143,099	15.8
Collateralized loan obligations	27,565	3.0	—	—	—	—
Corporate securities	99,172	10.9	85,955	11.2	195,794	21.6
Total investment securities, available for sale, at fair value	$915,895	100.0%	$768,234	100.0%	$906,603	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2023.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$1,097	0.1%	5.35%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$1,097	0.1%	5.35%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$4,995	0.5%	5.50%
Maturing in one to five years	46,351	5.1	5.71
Maturing in five to ten years	21,226	2.3	3.99
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$72,572	7.9%	5.17%

Mortgage-backed securities - agency:
Maturing within one year	$5,713	0.6%	3.21%
Maturing in one to five years	315,841	34.5	4.20
Maturing in five to ten years	116,396	12.7	2.76
Maturing after ten years	136,550	14.9	2.25
Total mortgage-backed securities - agency	$574,500	62.7%	3.39%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	62,851	6.9	4.57
Maturing in five to ten years	9,530	1.0	2.26
Maturing after ten years	11,148	1.2	3.23
Total mortgage-backed securities - non-agency	$83,529	9.1%	4.08%

State and municipal securities (1):
Maturing within one year	$1,106	0.1%	2.35%
Maturing in one to five years	8,045	0.9	3.15
Maturing in five to ten years	28,007	3.1	2.17
Maturing after ten years	20,302	2.2	3.61
Total state and municipal securities	$57,460	6.3%	2.80%

Collateralized loan obligations:
Maturing within one year	$1,450	0.2%	7.16%
Maturing in one to five years	21,115	2.3	6.99
Maturing in five to ten years	5,000	0.5	7.90
Maturing after ten years	—	—	—
Total collateralized loan obligations	$27,565	3.0%	7.17%

Corporate securities:
Maturing within one year	$4,942	0.5%	8.41%
Maturing in one to five years	34,384	3.8	4.88
Maturing in five to ten years	59,846	6.6	3.72
Maturing after ten years	—	—	—
Total corporate securities	$99,172	10.9%	4.32%
Total investment securities, available for sale	$915,895	100.0%	3.75%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at December 31, 2023.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$1,097	$1,097	$—	$1,097	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	74,161	72,572	56,048	16,524	—	—	—	—
Mortgage-backed securities - agency	650,119	574,500	23,780	550,720	—	—	—	—
Mortgage-backed securities - non-agency	87,019	83,529	9,800	73,729	—	—	—	—
State and municipal securities	62,952	57,460	2,927	54,533	—	—	—	—
Collateralized loan obligations	27,646	27,565	20,216	7,349	—	—	—	—
Corporate securities	109,598	99,172	—	50,465	21,831	20,062	6,814	—
Total investment securities, available for sale	$1,012,592	$915,895	$112,771	$754,417	$21,831	$20,062	$6,814	$—
Liabilities. At December 31, 2023, liabilities totaled $7.08 billion compared to $7.10 billion at December 31, 2022.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $55.1 million to $6.31 billion at December 31, 2023, as compared to December 31, 2022. Increases in interest-bearing checking and time deposits of $17.8 million and $295.0 million, respectively, during this period, were partially offset by decreases in noninterest-bearing demand, money market and savings account balances.
Noninterest-bearing demand accounts decreased $216.8 million to $1.15 billion at December 31, 2023, compared to December 31, 2022, as a result of increasing deposit rates in response to the rate increases announced by the Federal Reserve. Interest rate promotions offered in 2023 on time deposit products resulted in an increase in balances of non-brokered time deposits of $213.3 million over the same period. Brokered time deposits increased to $94.5 million at December 31, 2023 from $12.8 million at December 31, 2022. Our noninterest-bearing deposits decreased to 18.1% of total deposits at December 31, 2023 compared to 21.4% at December 31, 2022.

	December 31,
(dollars in thousands)	2023		2022		2021
	Balance	Percent	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,145,395	18.1%	$1,362,158	21.4%	$2,245,701	36.8%
Interest-bearing:
Checking	2,511,840	39.8	2,494,073	39.2	1,663,021	27.2
Money market	1,135,629	18.0	1,184,101	18.6	869,067	14.2
Savings	559,267	8.9	661,932	10.4	679,115	11.1
Time	957,398	15.2	662,388	10.4	653,744	10.7
Total deposits	$6,309,529	100.0%	$6,364,652	100.0%	$6,110,648	100.0%

The Company estimates that uninsured deposits(1) totaled $1.22 billion, or 19% of total deposits, at December 31, 2023 compared to $1.55 billion, or 24%, at December 31, 2022. The following table sets forth the maturity of uninsured time deposits as of December 31, 2023:

(dollars in thousands)	Amount
Three months or less	$42,963
Three to six months	18,469
Six to 12 months	26,166
After 12 months	8,096
Total	$95,694
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
Shareholders’ equity increased $33.3 million to $791.9 million at December 31, 2023 as compared to December 31, 2022. The increase in shareholders’ equity was due primarily to the generation of net income of $75.5 million, and an increase in accumulated other comprehensive income of $7.0 million. Offsetting these increases to shareholders’ equity were dividends to common shareholders of $26.6 million, dividends to preferred shareholders of $8.9 million and repurchases of common stock of $17.9 million.
On December 5, 2023, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. The new stock repurchase program became effective on January 1, 2024. The Company’s previous stock repurchase program expired on December 31, 2023. As of December 31, 2023, $74.2 million, or 3,836,331 shares of the Company’s common stock, had been repurchased under prior programs.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $20.9 million and $46.1 million at December 31, 2023 and December 31, 2022, respectively, were pledged for securities sold under agreements to repurchase.

The table below presents our sources of liquidity as of December 31, 2023 and December 31, 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$135,061	$160,631
Unpledged securities	346,843	209,184
FHLB committed liquidity	935,977	997,388
FRB discount window availability	699,896	12,201
Total Estimated Liquidity	$2,117,777	$1,379,404

Conditional Funding Based on Market Conditions
Additional credit facility	$419,000	$250,000
Brokered CDs (additional capacity)	$500,000	$500,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at December 31, 2023, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At December 31, 2023, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.

The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at December 31, 2023:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.20%	10.50%	N/A
Midland States Bank	12.40	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.91	8.50	N/A
Midland States Bank	11.44	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.40	7.00	N/A
Midland States Bank	11.44	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.71	4.00	N/A
Midland States Bank	10.18	4.00	5.00
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
Interest Rate Risk. Interest rate risk is the risk to earnings arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).
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
We use NII at Risk to model interest rate risk utilizing various assumptions for assets, liabilities, and derivatives. NII at Risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. We use a data warehouse to study interest rate risk at a transactional level and use various ad-hoc reports to continuously refine assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed periodically.

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2023:
Dollar change	$539	$(293)	$(1,424)	$(3,162)
Percent change	0.2%	(0.1)%	(0.6)%	(1.3)%
December 31, 2022:
Dollar change	$—	$(12,560)	$10,814	$21,357
Percent change	—%	(4.2)%	3.6%	7.2%
December 31, 2021:
Dollar change	$—	$(13,499)	$23,513	$47,028
Percent change	—%	(6.1)%	10.6%	21.2%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. In 2023, we added a -200 basis point scenario as the Federal Reserve has indicated the rate increases may have run their course. We were within board policy limits for all scenarios at December 31, 2023.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at December 31, 2023 projects that our earnings exhibit increasing profitability in a declining rate environment, compared to December 31, 2022. Throughout the course of 2023, the bank exhibited similar trends to the industry concerning its beta assumptions related to its non-maturity deposit portfolio. Coupled with a market shift to slowing rate increases or even rate cuts into 2024, the bank did start to position its investment strategy to protect against lower rates in the future. These two aspects are the primary drivers of moving to a virtually neutral position as measured in the +/- 100 basis point rate shocks.
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
Allowance for Credit Losses on Loans. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses on loans is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the allowance for credit losses on loans, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses on loans. Such agencies may require additions to the allowance for credit losses on loans or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the level of the allowance for credit losses on loans is appropriate. See Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans of the notes to consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Midland States Bancorp, Inc.
Effingham, Illinois

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Modeling Techniques and Qualitative Factor Adjustments

As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2023, the Company’s ACL was $68,502,000, and the provision for credit losses on loans was $21,132,000 for the year then ended.

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
Oak Brook, Illinois
February 23, 2024

MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022

Assets
Cash and due from banks	$134,212	$153,345
Federal funds sold	849	7,286
Cash and cash equivalents	135,061	160,631
Investment securities available for sale, at fair value	915,895	768,234
Equity securities, at fair value	4,501	8,626
Loans	6,131,079	6,306,467
Allowance for credit losses on loans	(68,502)	(61,051)
Total loans, net	6,062,577	6,245,416
Loans held for sale	3,811	1,286
Premises and equipment, net	82,814	78,293
Other real estate owned	9,112	6,729
Nonmarketable equity securities	43,421	46,201
Accrued interest receivable	24,934	20,313
Loan servicing rights, at lower of cost or fair value	20,253	1,205
Commercial FHA mortgage loan servicing rights held for sale	—	20,745
Goodwill	161,904	161,904
Other intangible assets, net	16,108	20,866
Company-owned life insurance	203,485	150,443
Other assets	182,992	164,609
Total assets	$7,866,868	$7,855,501

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,145,395	$1,362,158
Interest-bearing deposits	5,164,134	5,002,494
Total deposits	6,309,529	6,364,652
Short-term borrowings	34,865	42,311
Federal Home Loan Bank advances and other borrowings	476,000	460,000
Subordinated debt	93,546	99,772
Trust preferred debentures	50,616	49,975
Accrued interest payable and other liabilities	110,459	80,217
Total liabilities	7,075,015	7,096,927

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at December 31, 2023 and 2022, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,551,402 and 22,214,913 shares issued and outstanding at December 31, 2023 and 2022, respectively	216	222
Capital surplus	435,463	449,196
Retained earnings	322,379	282,405
Accumulated other comprehensive loss, net of tax	(76,753)	(83,797)
Total shareholders’ equity	791,853	758,574
Total liabilities and shareholders’ equity	$7,866,868	$7,855,501
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest income:
Loans including fees:
Taxable	$365,529	$274,617	$213,922
Tax exempt	1,764	2,082	2,470
Loans held for sale	260	404	1,115
Investment securities:
Taxable	28,653	15,801	13,898
Tax exempt	1,349	2,746	3,336
Nonmarketable equity securities	2,819	2,198	2,348
Federal funds sold and cash investments	3,922	3,907	728
Total interest income	404,296	301,755	237,817
Interest expense:
Deposits	136,947	36,061	10,957
Short-term borrowings	68	104	86
Federal Home Loan Bank advances and other borrowings	20,709	9,335	8,443
Subordinated debt	5,266	7,495	8,705
Trust preferred debentures	5,289	3,025	1,951
Total interest expense	168,279	56,020	30,142
Net interest income	236,017	245,735	207,675
Provision for credit losses:
Provision for credit losses on loans	21,132	18,797	3,950
Provision for credit losses on unfunded commitments	—	1,550	(412)
Recapture of other credit losses	—	(221)	(145)
Total provision for credit losses	21,132	20,126	3,393
Net interest income after provision for credit losses	214,885	225,609	204,282
Noninterest income:
Wealth management revenue	25,572	25,708	26,811
Residential mortgage banking revenue	1,903	1,509	5,526
Service charges on deposit accounts	11,990	10,237	9,242
Interchange revenue	14,302	13,879	14,500
(Loss) gain on sales of investment securities, net	(9,372)	(230)	537
Gain on termination of hedged interest rate swaps	—	17,531	2,159
Impairment on commercial mortgage servicing rights	—	(1,263)	(7,532)
Income on company-owned life insurance	4,439	3,584	4,496
Other income	17,756	8,936	14,160
Total noninterest income	66,590	79,891	69,899
Noninterest expense:
Salaries and employee benefits	93,438	90,305	86,883
Occupancy and equipment	15,986	14,842	14,866
Data processing	26,286	24,350	24,595
FDIC insurance	4,779	3,336	3,346
Professional	7,049	6,907	10,971
Marketing	3,158	3,318	3,239
Communications	1,741	2,382	3,002
Loan expense	4,206	4,586	2,014
Amortization of intangible assets	4,758	5,410	5,855
Other real estate owned	333	5,188	1,277
Loss on mortgage servicing rights held for sale	—	3,250	222
Federal Home Loan Bank advances prepayment fees	—	—	8,536
Other expense	12,168	11,788	10,263
Total noninterest expense	173,902	175,662	175,069
Income before income taxes	107,573	129,838	99,112
Income taxes	32,113	30,813	17,795
Net income	75,460	99,025	81,317
Preferred dividends	8,913	3,169	—
Net income available to common shareholders	$66,547	$95,856	$81,317
Per common share data:
Basic earnings per common share	$2.97	$4.24	$3.58
Diluted earnings per common share	$2.97	$4.23	$3.57
Weighted average common shares outstanding	22,115,869	22,341,498	22,481,389
Weighted average diluted common shares outstanding	22,124,402	22,395,698	22,547,353
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$75,460	$99,025	$81,317
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized losses that occurred during the period	(1,280)	(106,927)	(12,553)
Recapture of credit loss expense	—	(221)	(145)
Reclassification adjustment for realized net losses (gains) on sales of investment securities included in net income	9,372	230	(537)
Income tax effect	(2,184)	28,876	3,640
Change in investment securities available for sale, net of tax	5,908	(78,042)	(9,595)
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	1,556	2,438	6,851
Reclassification adjustment for gains realized in net income	—	(17,531)	(2,159)
Income tax effect	(420)	4,101	(1,291)
Change in cash flow hedges, net of tax	1,136	(10,992)	3,401
Other comprehensive income (loss), net of tax	7,044	(89,034)	(6,194)
Total comprehensive income	$82,504	$9,991	$75,123
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances, December 31, 2020	$—	$223	$453,410	$156,327	$11,431	$621,391
Net income	—	—	—	81,317	—	81,317
Other comprehensive loss	—	—	—	—	(6,194)	(6,194)
Common dividends declared ($1.12 per share)	—	—	—	(25,172)	—	(25,172)
Common stock repurchased	—	(5)	(11,687)	—	—	(11,692)
Share-based compensation expense	—	—	1,938	—	—	1,938
Issuance of common stock under employee benefit plans	—	3	2,246	—	—	2,249
Balances, December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
Net income	—	—	—	99,025	—	99,025
Other comprehensive loss	—	—	—	—	(89,034)	(89,034)
Issuance of preferred stock, net of offering costs	110,548	—	—	—	—	110,548
Common dividends declared ($1.16 per share)	—	—	—	(25,923)	—	(25,923)
Preferred dividends	—	—	—	(3,169)	—	(3,169)
Common stock repurchased	—	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	—	2,211	—	—	2,211
Issuance of common stock under employee benefit plans	—	2	2,186	—	—	2,188
Balances, December 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
Net income	—	—	—	75,460	—	75,460
Other comprehensive income	—	—	—	—	7,044	7,044
Common dividends declared ($1.20 per share)	—	—	—	(26,573)	—	(26,573)
Preferred dividends	—	—	—	(8,913)	—	(8,913)
Common stock repurchased	—	(8)	(17,890)	—	—	(17,898)
Share-based compensation expense	—	—	2,489	—	—	2,489
Issuance of common stock under employee benefit plans	—	2	1,668	—	—	1,670
Balances, December, 31, 2023	$110,548	$216	$435,463	$322,379	$(76,753)	$791,853
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$75,460	$99,025	$81,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	21,132	20,126	3,393
Depreciation on premises and equipment	4,778	4,842	5,506
Amortization of intangible assets	4,758	5,410	5,855
Amortization of operating lease right-of-use asset	1,635	1,831	1,742
Amortization of loan servicing rights	1,550	2,294	3,242
Share-based compensation expense	2,489	2,211	1,938
Increase in cash surrender value of life insurance	(4,439)	(3,320)	(3,451)
Gain on proceeds from company-owned life insurance	—	(264)	(1,045)
Investment securities (accretion) amortization, net	(2,414)	2,311	4,196
Gain on termination of hedged interest rate swaps	—	(17,531)	(2,159)
Loss (gain) on sales of investment securities, net	9,372	230	(537)
Gain on repurchase of subordinated debt	(676)	—	—
(Loss) gain on sales of other real estate owned	(819)	118	(473)
Impairment on other real estate owned	—	4,277	454
Origination of loans held for sale	(58,953)	(134,612)	(504,801)
Proceeds from sales of loans held for sale	98,851	269,958	739,954
Gain on sale of loans held for sale	(2,395)	(844)	(4,952)
Impairment on commercial mortgage servicing rights	—	1,263	7,532
Loss on mortgage servicing rights held for sale	—	3,250	222
Net change in operating assets and liabilities:
Accrued interest receivable	(4,621)	(807)	4,075
Other assets	(18,731)	876	(31,974)
Accrued expenses and other liabilities	27,661	(13,579)	24,404
Net cash provided by operating activities	154,638	247,065	334,438
Cash flows from investing activities:
Purchases of investment securities available for sale	(412,799)	(192,349)	(469,789)
Proceeds from sales of investment securities available for sale	191,733	136,403	14,777
Maturities and payments on investment securities available for sale	74,531	85,077	208,377
Purchases of equity securities	(286)	(511)	(260)
Proceeds from sales of equity securities	5,148	—	—
Net decrease (increase) in loans	112,496	(1,177,598)	(258,401)
Purchases of premises and equipment	(8,731)	(3,470)	(2,718)
Proceeds from sale of premises and equipment	104	175	647
Purchases of nonmarketable equity securities	(239,597)	(24,787)	—
Proceeds from redemptions of nonmarketable equity securities	242,377	14,927	20,255
Proceeds from sales of other real estate owned	7,547	1,453	9,210
(Purchases of) proceeds from company-owned life insurance, net	(48,603)	1,518	2,122
Net cash acquired (paid) in acquisitions	—	60,275	(2,715)
Net cash used in investing activities	(76,080)	(1,098,887)	(478,495)
Cash flows from financing activities:
Net (decrease) increase in deposits	(55,123)	174,210	1,009,632
Net (decrease) increase in short-term borrowings	(7,446)	(34,492)	7,846
Proceeds from FHLB borrowings	23,288,000	3,540,000	500,000
Payments made on FHLB borrowings and other borrowings	(23,272,000)	(3,390,171)	(977,536)
FHLB advances prepayment fees	—	—	8,536
Payments made on subordinated debt	(5,845)	(40,000)	(31,075)
Proceeds from issuance of preferred stock	—	110,548	—
Cash dividends paid on preferred stock	(8,913)	(3,169)	—
Cash dividends paid on common stock	(26,573)	(25,923)	(25,172)
Common stock repurchased	(17,898)	(1,109)	(11,692)
Proceeds from issuance of common stock under employee benefit plans	1,670	2,188	2,249
Net cash (used in) provided by financing activities	(104,128)	332,082	482,788
Net (decrease) increase in cash and cash equivalents	(25,570)	(519,740)	338,731
Cash and cash equivalents:
Beginning of period	160,631	680,371	341,640
End of period	$135,061	$160,631	$680,371
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Our wholly owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management services, and insurance and financial planning services.
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
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for annual periods presented herein, have been included. Certain reclassifications of 2022 amounts have been made to conform to the 2023 presentation but do not have an effect on net income or shareholders’ equity.
Subsequent Events
    Management has evaluated subsequent events for recognition and disclosure through February 23, 2024, which is the date the financial statements were available to be issued.
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

The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$159,139	$55,069	$31,735
Income tax paid (net of refunds)	25,120	36,514	7,759
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	—	103,357	123,117
Transfer of loans to other real estate owned	9,112	517	805
Transfer of premises and equipment, net to assets held for sale	—	—	23
Transfer of loan servicing rights, at lower of cost or market to loan servicing rights held for sale	—	23,995	705
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	20,745	—	—
Right of use assets obtained in exchange for lease obligations	2,470	502	1,118
Investment Securities
The Company classifies its debt investment securities as available for sale or held to maturity at the time of purchase. Securities held to maturity are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other debt securities are classified as available for sale. As of December 31, 2023, all investment securities were classified as available for sale. Investment securities available for sale are recorded at fair value with the unrealized gains and losses, net of the related tax effect, included in other comprehensive income. The related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.
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
Available-for-sale debt securities in an unrealized loss position are evaluated, at least quarterly, for impairment related to credit losses. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, and the present value of cash flows expected to be collected from the security is less than the amortized cost basis, an allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recorded in other comprehensive income.
Equity Securities
Investments in stock of a publicly traded company or in mutual funds are classified as equity securities. Equity securities are recorded at fair value with unrealized gains and losses recognized in noninterest income.
Nonmarketable Equity Securities
Nonmarketable equity securities include the Bank’s required investments in the stock of the FHLB and the FRB. The Bank is a member of the FHLB system as well as its regional FRB. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock and FRB stock are both carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash dividends and stock dividends are reported as interest income.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $20.7 million and $17.0 million at December 31, 2023 and 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.
Interest income on mortgage and commercial loans is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged-off at 180 days past due, and commercial loans are charged-off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged-off or at an earlier date if collection of principal or interest is considered doubtful.
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
PCD Loans. In the past the Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Purchased credit deteriorated loans are recorded at the amount paid. An allowance for credit losses on loans is determined using the same methodology as other loans held for investment. The initial allowance for credit losses on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on loans are recorded through provision expense for credit losses.
Nonperforming Loans. A loan is considered nonperforming when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Nonperforming loans include loans on nonaccrual status and loans past due 90 days or more and still accruing interest.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate.
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
The allowance for credit losses on loans is measured on a collective basis and reflects impairment in groups of loans aggregated on the basis of similar risk characteristics. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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
For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of models which measure (i) probability of default, the likelihood that loan will stop performing or default, (ii) loss given default, the expected loss rate for loans in default, (iii) assumed prepayment speed, the likelihood that a loan will prepay or pay-off prior to maturity, and (iv) exposure at default, the estimated outstanding principal balance of the loans upon default, including the expected funding of unfunded commitments outstanding as of the measurement date.
Expected credit losses are calculated as the product of probability of default (adjusted for prepayment), loss given default and exposure at default. This methodology builds on default probabilities already incorporated into our risk grading process by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for current macroeconomic assumptions, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time we measure expected credit losses, we assess the relevancy of historical loss information and consider any necessary adjustments to address any differences in asset-specific characteristics.
The measurement of expected credit losses is impacted by loan and borrower attributes and certain macroeconomic variables. Significant loan and borrower attributes utilized in our modeling processes include, among other things, (i) origination date, (ii) maturity date, (iii) payment type, (iv) collateral type and amount, (v) current risk grade, (vi) current unpaid balance and commitment utilization rate, (vii) payment status and delinquency history and (viii) expected recoveries of previously charged-off amounts. Significant macroeconomic variables utilized in our modeling processes include, among other things, (i) Gross Domestic Product, (ii) Consumer Price Index, (iii) selected market interest rates including U.S. Treasury rates, (iv) commercial and residential property prices and unemployment rates in Illinois and the U.S. as a whole, and (v) Retail Sales for the State of Illinois.
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
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in economic and business conditions and developments that affect the collectibility of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.
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
Loans Held for Sale
Loans held for sale consist of residential mortgage loans originated with the intent to sell. Prior to 2023, loans held for sale may have also included commercial FHA mortgage loans originated with the intent to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. The changes in the fair value of loans held for sale are reflected in noninterest income on the consolidated statements of income.
Mortgage Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. Refer to Note 20 in the consolidated financial statements for additional information on the mortgage repurchase reserve.

Premises and Equipment
Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Estimated useful lives for premises range from 10 to 40 years and for equipment range from 3 to 10 years. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.
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
Other Real Estate Owned
OREO represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for credit losses on loans. Fair value for OREO is based on an appraisal performed upon foreclosure. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value. Revenue from the operations of OREO is included in other income in the consolidated statements of income, and expense and decreases in valuations are included in other real estate owned expense in the consolidated statements of income.
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
Annually, the Company performs an impairment test of goodwill as of August 31 of each year. During the current year, management performed quarterly qualitative assessments and an annual qualitative impairment test, as a result of the economic uncertainty and increased market volatility resulting from the rising interest rate environment. The Company's annual impairment test of goodwill and other intangible assets did not identify any impairment. Additionally, the Company determined that there were no triggering events and as a result no evidence of impairment between the annual impairment test and December 31, 2023.
Other intangible assets, which consist of core deposit and acquired customer relationship intangible assets, are typically amortized over a period ranging from 1 to 20 years using an accelerated method of amortization. On a periodic basis, we evaluate events and circumstances that may indicate a change in the recoverability of the carrying value.

Loan Servicing Rights
When loans are sold with servicing retained, a servicing rights asset is capitalized, which represents the, then current, fair value of future net cash flows expected to be realized for performing servicing activities. Loan servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value.
Loan servicing rights do not trade in an active market with readily observable prices. The fair value of loan servicing rights and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of distinct portfolios of government-insured residential and commercial mortgages, conventional residential mortgages and SBA loans. The Company periodically evaluates its loan servicing rights asset for impairment. Impairment is assessed based on the fair value of net servicing cash flows at each reporting date using estimated prepayment speeds of the underlying loans serviced and stratifications based on the risk characteristics of the underlying loans. To the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification, the Company records an impairment expense and reduces the carrying value of the loan servicing rights.
We recognize revenue from servicing residential mortgages, commercial FHA mortgages, and SBA loans as earned based on the specific contractual terms. This revenue, along with amortization of and changes in impairment on servicing rights, is reported in residential mortgage banking revenue and other noninterest income, respectively, in the consolidated statements of income.
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
Derivative Financial Instruments
All derivatives are recognized on the consolidated balance sheet as a component of other assets or other liabilities at their fair value. On the date the derivative contract is entered into, the derivative is designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability cash flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).
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
The Company also enters into interest rate lock commitments, which are agreements to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Interest rate lock commitments for mortgage loans that will be held for sale are carried at fair value on the consolidated balance sheet with changes in fair value reflected in residential mortgage banking revenue. The Company also has forward loan sales commitments related to its interest rate lock commitments and its loans held for sale. Forward loan sales commitments that meet the definition of a derivative are recorded at fair value in the consolidated balance sheet with changes in fair value reflected in residential mortgage banking revenue.
Allowance for Credit Losses on Unfunded Commitments
In the ordinary course of business, the Company has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded.
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. The allowance for credit losses on unfunded commitments totaled $3.5 million and $1.9 million at December 31, 2023 and 2022, respectively.
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
Accounting Guidance Adopted in 2023
FASB ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures – In March 2022, the FASB issued ASU No. 2022-02, which 1) eliminates the accounting guidance for TDRs by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and the amendments should be applied prospectively, although the entity has the option to apply a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this guidance on January 1, 2023 and elected to apply on a prospective basis. The adoption of this accounting pronouncement did not have an impact on the consolidated financial statements aside from additional and revised disclosures.
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
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. The Company believes the adoption of this guidance will not have a material impact on the consolidated financial statements.
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method – In March 2023, the FASB issued ASU No. 2023-02, which allows for reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the type of program the tax credits are related to. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities. The Company believes the adoption will not have a material impact on the consolidated financial statements.
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
NOTE 3 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$1,097	$—	$—	$1,097
U.S. government sponsored entities and U.S. agency securities	74,161	176	1,765	72,572
Mortgage-backed securities - agency	650,119	2,325	77,944	574,500
Mortgage-backed securities - non-agency	87,019	414	3,904	83,529
State and municipal securities	62,952	258	5,750	57,460
Collateralized loan obligations	27,646	3	84	27,565
Corporate securities	109,598	41	10,467	99,172
Total available for sale securities	$1,012,592	$3,217	$99,914	$915,895

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$86,313	$113	$5,196	$81,230
U.S. government sponsored entities and U.S. agency securities	41,775	71	4,337	37,509
Mortgage-backed securities - agency	522,028	268	74,146	448,150
Mortgage-backed securities - non-agency	24,922	—	4,168	20,754
State and municipal securities	102,719	149	8,232	94,636
Corporate securities	95,266	—	9,311	85,955
Total available for sale securities	$873,023	$601	$105,390	$768,234
Investment securities with a carrying amount of $320.5 million and $440.6 million were pledged for public deposits at December 31, 2023 and December 31, 2022, respectively.
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at December 31, 2023. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$13,624	$13,590
After one year through five years	112,287	109,895
After five years through ten years	122,716	109,079
After ten years	26,827	25,302
Mortgage-backed securities	737,138	658,029
Total available for sale securities	$1,012,592	$915,895

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the years ended 2023, 2022, and 2021 are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Investment securities available for sale
Proceeds from sales	$191,733	$136,403	$14,777
Gross realized gains on sales	338	829	537
Gross realized losses on sales	(9,710)	(1,059)	—

Unrealized losses and fair values for investment securities available for sale as of December 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$42,826	$87	$8,323	$1,678	$51,149	$1,765
Mortgage-backed securities - agency	130,106	7,386	348,476	70,558	478,582	77,944
Mortgage-backed securities - non-agency	8,852	353	19,418	3,551	28,270	3,904
State and municipal securities	51,497	5,750	—	—	51,497	5,750
Collateralized loan obligations	14,763	84	—	—	14,763	84
Corporate securities	4,688	53	84,662	10,414	89,350	10,467
Total available for sale securities	$252,732	$13,713	$460,879	$86,201	$713,611	$99,914

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$1,839	$24	$59,865	$5,172	$61,704	$5,196
U.S. government sponsored entities and U.S. agency securities	10,288	40	23,453	4,297	33,741	4,337
Mortgage-backed securities - agency	152,657	9,736	273,353	64,410	426,010	74,146
Mortgage-backed securities - non-agency	1,924	270	18,830	3,898	20,754	4,168
State and municipal securities	35,603	1,662	41,538	6,570	77,141	8,232
Corporate securities	39,595	3,400	46,360	5,911	85,955	9,311
Total available for sale securities	$241,906	$15,132	$463,399	$90,258	$705,305	$105,390
    At December 31, 2023, 262 investment securities available for sale had unrealized losses with aggregate depreciation of 12.27% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.

NOTE 4 – LOANS
The following table presents total loans outstanding by portfolio class, as of December 31, 2023 and December 31, 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
Commercial:
Commercial	$825,938	$786,877
Commercial other	656,592	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,622,668	1,591,399
Commercial real estate owner occupied	436,857	496,786
Multi-family	279,904	277,889
Farmland	67,416	67,085
Construction and land development	452,593	320,882
Total commercial loans	4,341,968	4,268,615
Residential real estate:
Residential first lien	317,388	304,243
Other residential	63,195	61,851
Consumer:
Consumer	107,743	105,880
Consumer other	827,435	1,074,134
Lease financing	473,350	491,744
Total loans	$6,131,079	$6,306,467
Total loans include net deferred loan costs of $3.8 million and $4.4 million at December 31, 2023 and December 31, 2022, respectively, and unearned discounts of $66.4 million and $62.6 million within the lease financing portfolio at December 31, 2023 and December 31, 2022, respectively.
At December 31, 2023, the Company had residential real estate loans held for sale totaling $3.8 million, compared to $1.3 million at December 31, 2022. The Company sold loans and leases with proceeds totaling $98.9 million and $270.0 million during the years ended December 31, 2023 and 2022, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Commercial FHA warehouse lines of $25.0 million as of December 31, 2022 were included in this classification.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the years ended December 31, 2023 and 2022, are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022
Beginning balance	$19,776	$13,869
New loans and other additions	2,368	9,804
Repayments and other reductions	(1,154)	(3,897)
Ending balance	$20,990	$19,776

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the years ended December 31, 2023, 2022 and 2021:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the year ended December 31, 2023:
Balance, beginning of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051
Provision for credit losses on loans	12,780	(8,067)	3,296	1,385	929	10,809	21,132
Charge-offs	(7,357)	(5,000)	(1,601)	(271)	(1,046)	(5,026)	(20,301)
Recoveries	1,785	4,006	33	138	288	370	6,620
Balance, end of period	$21,847	$20,229	$4,163	$5,553	$3,770	$12,940	$68,502

Changes in allowance for credit losses on loans for the year ended December 31, 2022:
Balance, beginning of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
Provision for credit losses on loans	3,984	10,396	1,439	1,698	1,813	(533)	18,797
Charge-offs	(4,121)	(4,106)	(6)	(344)	(1,229)	(1,297)	(11,103)
Recoveries	401	7	30	252	457	1,148	2,295
Balance, end of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051

Changes in allowance for credit losses on loans for the year ended December 31, 2021:
Balance, beginning of period	$19,851	$25,465	$1,433	$3,929	$2,338	$7,427	$60,443
Provision for credit losses on loans	648	1,031	(234)	(1,085)	864	2,726	3,950
Charge-offs	(6,465)	(3,524)	(448)	(398)	(1,158)	(3,427)	(15,420)
Recoveries	341	21	221	249	514	743	2,089
Balance, end of period	$14,375	$22,993	$972	$2,695	$2,558	$7,469	$51,062
The Company utilizes a combination of models which measure probability of default and loss given default in determining expected future credit losses.
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$3,560	$—	$3,560	$1,910	$1,111	$3,021
Commercial other	4,941	—	4,941	3,169	—	3,169
Commercial real estate:
Commercial real estate non-owner occupied	1,614	14,098	15,712	1,345	11,899	13,244
Commercial real estate owner occupied	4,276	6,500	10,776	7,118	—	7,118
Multi-family	240	6,015	6,255	154	8,949	9,103
Farmland	1,148	—	1,148	25	—	25
Construction and land development	39	—	39	202	—	202
Total commercial loans	15,818	26,613	42,431	13,923	21,959	35,882
Residential real estate:
Residential first lien	2,583	490	3,073	2,925	572	3,497
Other residential	635	—	635	871	—	871
Consumer:
Consumer	134	—	134	120	—	120
Lease financing	9,097	36	9,133	1,606	—	1,606
Total loans	$28,267	$27,139	$55,406	$19,445	$22,531	$41,976
    There was no interest income recognized on nonaccrual loans during the years ended December 31, 2023 and 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.4 million, $2.8 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of December 31, 2023 and December 31, 2022:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
December 31, 2023
Commercial:
Commercial	$—	$—	$1,972	$1,972
Commercial other	—	—	1,232	1,232
Commercial real estate:
Non-owner occupied	14,147	—	—	14,147
Owner occupied	9,275	—	—	9,275
Multi-family	5,143	—	—	5,143
Total collateral dependent loans	$28,565	$—	$3,204	$31,769

December 31, 2022
Commercial:
Commercial	$—	$1,604	$—	$1,604
Commercial real estate:
Non-owner occupied	13,033	—	—	13,033
Owner occupied	3,874	—	—	3,874
Multi-family	8,950	—	—	8,950
Residential real estate
Residential first lien	220	—	—	220
Total collateral dependent loans	$26,077	$1,604	$—	$27,681

The aging status of the recorded investment in loans by portfolio as of December 31, 2023 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$9,340	$504	$—	$9,844	$3,560	$812,534	$825,938
Commercial other	11,156	5,990	781	17,927	4,941	633,724	656,592
Commercial real estate:
Commercial real estate non-owner occupied	384	—	—	384	15,712	1,606,572	1,622,668
Commercial real estate owner occupied	—	—	—	—	10,776	426,081	436,857
Multi-family	14,506	8,140	—	22,646	6,255	251,003	279,904
Farmland	—	120	—	120	1,148	66,148	67,416
Construction and land development	211	10,593	—	10,804	39	441,750	452,593
Total commercial loans	35,597	25,347	781	61,725	42,431	4,237,812	4,341,968
Residential real estate:
Residential first lien	69	299	161	529	3,073	313,786	317,388
Other residential	100	50	—	150	635	62,410	63,195
Consumer:
Consumer	62	20	—	82	134	107,527	107,743
Consumer other	7,225	4,561	3	11,789	—	815,646	827,435
Lease financing	7,622	1,826	—	9,448	9,133	454,769	473,350
Total loans	$50,675	$32,103	$945	$83,723	$55,406	$5,991,950	$6,131,079
The aging status of the recorded investment in loans by portfolio as of December 31, 2022 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$7	$112	$—	$119	$3,021	$783,737	$786,877
Commercial other	6,035	2,365	—	8,400	3,169	716,128	727,697
Commercial real estate:
Commercial real estate non-owner occupied	1,008	999	—	2,007	13,244	1,576,148	1,591,399
Commercial real estate owner occupied	73	—	—	73	7,118	489,595	496,786
Multi-family	—	—	—	—	9,103	268,786	277,889
Farmland	—	—	—	—	25	67,060	67,085
Construction and land development	—	6,000	—	6,000	202	314,680	320,882
Total commercial loans	7,123	9,476	—	16,599	35,882	4,216,134	4,268,615
Residential real estate:
Residential first lien	82	456	428	966	3,497	299,780	304,243
Other residential	188	13	—	201	871	60,779	61,851
Consumer:
Consumer	139	18	12	169	120	105,591	105,880
Consumer other	5,381	3,559	733	9,673	—	1,064,461	1,074,134
Lease financing	4,415	1,522	—	5,937	1,606	484,201	491,744
Total loans	$17,328	$15,044	$1,173	$33,545	$41,976	$6,230,946	$6,306,467

Loan Restructurings
The Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminated the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are for modifications which have a direct impact on cash flows.
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
In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction or principal forgiveness, may be granted. During the year ended December 31, 2023 the Company restructured eleven loans and one lease for borrowers experiencing financial difficulties with principal balances totaling $2.4 million. Nine of the restructured loans were provided a term extension with the other two receiving an interest rate reduction and a term extension. The lease was provided a term extension with an increased interest rate. The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.
Credit Quality Monitoring
The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four geographic regions. In addition, our specialty finance division does nationwide bridge lending for FHA and HUD developments and originates loans for multifamily, assisted and senior living and multi-use properties. Our equipment leasing business provides financing to business customers across the country.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of December 31, 2023 and December 31, 2022:

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$157,498	$96,295	$71,366	$36,680	$14,688	$42,827	$369,297	$788,651
		Special mention	3,015	450	4	—	181	43	983	4,676
		Substandard	4,485	13,651	420	342	253	4,961	4,940	29,052
		Substandard – nonaccrual	1,238	—	1,321	25	79	360	536	3,559
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	166,236	110,396	73,111	37,047	15,201	48,191	375,756	825,938

	Commercial other	Acceptable credit quality	139,057	195,726	100,946	59,392	32,848	28,946	90,928	647,843
		Special mention	—	532	399	114	107	4	1,682	2,838
		Substandard	37	220	—	—	—	—	639	896
		Substandard – nonaccrual	1,819	1,918	449	184	361	94	116	4,941
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	74	—	—	—	—	—	—	74
		Subtotal	140,987	198,396	101,794	59,690	33,316	29,044	93,365	656,592

Commercial real estate	Non-owner occupied	Acceptable credit quality	237,215	653,057	309,013	110,743	82,563	124,430	6,328	1,523,349
		Special mention	4,480	—	181	457	—	274	—	5,392
		Substandard	35,811	1,658	—	—	17,835	22,911	—	78,215
		Substandard – nonaccrual	5,573	—	154	999	7,597	1,389	—	15,712
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	283,079	654,715	309,348	112,199	107,995	149,004	6,328	1,622,668

	Owner occupied	Acceptable credit quality	32,972	100,893	113,264	48,415	23,671	77,854	1,803	398,872
		Special mention	5,750	—	129	—	149	177	8	6,213
		Substandard	—	7,716	265	—	705	12,310	—	20,996
		Substandard – nonaccrual	126	9,431	28	171	27	689	304	10,776
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	38,848	118,040	113,686	48,586	24,552	91,030	2,115	436,857

	Multi-family	Acceptable credit quality	4,483	170,519	25,835	28,137	10,185	11,538	254	250,951
		Special mention	—	—	—	—	—	—	—	—
		Substandard	8,140	—	—	—	—	14,558	—	22,698
		Substandard – nonaccrual	1,700	—	899	—	104	3,552	—	6,255
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	14,323	170,519	26,734	28,137	10,289	29,648	254	279,904

	Farmland	Acceptable credit quality	10,104	4,735	13,405	12,255	3,723	18,636	1,439	64,297
		Special mention	—	—	1,451	—	—	96	—	1,547
		Substandard	—	—	133	—	22	269	—	424
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	10,104	4,735	14,989	12,255	3,745	20,101	1,487	67,416

Construction and land development		Acceptable credit quality	65,538	233,660	88,047	—	677	916	29,385	418,223
		Special mention	—	—	—	—	—	40	—	40
		Substandard	—	—	16,594	—	—	—	15,349	31,943
		Substandard – nonaccrual	—	—	—	—	—	39	—	39
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,535	432	356	—	—	25	—	2,348
		Subtotal	67,073	234,092	104,997	—	677	1,020	44,734	452,593

Total		Acceptable credit quality	646,867	1,454,885	721,876	295,622	168,355	305,147	499,434	4,092,186
		Special mention	13,245	982	2,164	571	437	634	2,673	20,706
		Substandard	48,473	23,245	17,412	342	18,815	55,009	20,928	184,224
		Substandard – nonaccrual	10,456	11,349	2,851	1,379	8,168	7,223	1,004	42,430
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,609	432	356	—	—	25	—	2,422
Total commercial loans			$720,650	$1,490,893	$744,659	$297,914	$195,775	$368,038	$524,039	$4,341,968

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$111,087	$102,966	$61,751	$28,063	$12,547	$45,168	$404,100	$765,682
		Special mention	3,559	2,106	—	227	551	3,154	159	9,756
		Substandard	—	—	—	206	1,722	3,915	2,575	8,418
		Substandard – nonaccrual	—	340	—	132	83	246	2,220	3,021
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	114,646	105,412	61,751	28,628	14,903	52,483	409,054	786,877

	Commercial other	Acceptable credit quality	283,465	153,788	105,980	64,218	15,459	163	96,509	719,582
		Special mention	—	—	754	2,331	455	—	55	3,595
		Substandard	250	—	—	12	80	—	848	1,190
		Substandard – nonaccrual	524	1,247	444	463	491	—	—	3,169
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	161	—	—	—	—	—	—	161
		Subtotal	284,400	155,035	107,178	67,024	16,485	163	97,412	727,697

Commercial real estate	Non-owner occupied	Acceptable credit quality	679,040	403,952	145,235	72,504	18,249	160,992	4,833	1,484,805
		Special mention	1,407	186	477	10,633	195	8,452	—	21,350
		Substandard	569	—	7,458	32,731	1,587	29,655	—	72,000
		Substandard – nonaccrual	—	701	—	48	10,246	2,249	—	13,244
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	681,016	404,839	153,170	115,916	30,277	201,348	4,833	1,591,399

	Owner occupied	Acceptable credit quality	120,141	122,321	64,720	31,916	29,454	88,928	4,305	461,785
		Special mention	—	1,161	—	7,917	—	12,161	22	21,261
		Substandard	141	272	79	1,984	—	3,771	375	6,622
		Substandard – nonaccrual	155	4,165	225	146	333	1,790	304	7,118
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	120,437	127,919	65,024	41,963	29,787	106,650	5,006	496,786

	Multi-family	Acceptable credit quality	163,647	31,605	29,458	208	24,490	14,574	1,101	265,083
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	3,703	—	3,703
		Substandard – nonaccrual	—	927	—	113	—	8,063	—	9,103
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	163,647	32,532	29,458	321	24,490	26,340	1,101	277,889

	Farmland	Acceptable credit quality	8,659	16,138	13,467	4,117	3,129	19,102	1,593	66,205
		Special mention	—	—	—	—	—	159	—	159
		Substandard	—	14	—	23	113	347	199	696
		Substandard – nonaccrual	—	—	—	—	—	25	—	25
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	8,659	16,152	13,467	4,140	3,242	19,633	1,792	67,085

Construction and land development		Acceptable credit quality	171,243	79,747	10,676	8,388	98	1,420	37,997	309,569
		Special mention	—	—	—	—	—	210	—	210
		Substandard	—	6,000	—	—	2,415	—	—	8,415
		Substandard – nonaccrual	—	—	—	202	—	—	—	202
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,112	337	8	—	—	29	—	2,486
		Subtotal	173,355	86,084	10,684	8,590	2,513	1,659	37,997	320,882

Total		Acceptable credit quality	1,537,282	910,517	431,287	209,414	103,426	330,347	550,438	4,072,711
		Special mention	4,966	3,453	1,231	21,108	1,201	24,136	236	56,331
		Substandard	960	6,286	7,537	34,956	5,917	41,391	3,997	101,044
		Substandard – nonaccrual	679	7,380	669	1,104	11,153	12,373	2,524	35,882
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,273	337	8	—	—	29	—	2,647
Total commercial loans			$1,546,160	$927,973	$440,732	$266,582	$121,697	$408,276	$557,195	$4,268,615

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the year ended December 31, 2023:

		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the year ended December 31, 2023
Commercial	Commercial	$—	$—	$—	$70	$126	$224	$2,211	$2,631
	Commercial Other	203	2,412	697	702	292	420	—	4,726
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	2,630	—	2,630
	Owner occupied	—	—	—	—	48	1,510	—	1,558
	Multi-family	—	—	—	—	—	812	—	812
Construction and land development		—	—	—	—	42	1,559	—	1,601
Total gross commercial charge-offs		$203	$2,412	$697	$772	$508	$7,155	$2,211	$13,958
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of December 31, 2023 and December 31, 2022:

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$42,550	$74,613	$37,009	$29,628	$19,647	$110,703	$4	$314,154
		Nonperforming	179	50	335	—	139	2,531	—	3,234
		Subtotal	42,729	74,663	37,344	29,628	19,786	113,234	4	317,388

	Other residential	Performing	3,245	1,113	377	409	836	2,009	54,571	62,560
		Nonperforming	—	9	—	—	—	178	448	635
		Subtotal	3,245	1,122	377	409	836	2,187	55,019	63,195

Consumer	Consumer	Performing	30,748	24,190	31,946	6,116	2,313	10,794	1,502	107,609
		Nonperforming	11	55	6	6	—	56	—	134
		Subtotal	30,759	24,245	31,952	6,122	2,313	10,850	1,502	107,743

	Consumer other	Performing	190,018	392,184	149,791	63,461	23,991	7,987	—	827,432
		Nonperforming	—	—	—	—	—	3	—	3
		Subtotal	190,018	392,184	149,791	63,461	23,991	7,990	—	827,435

Leases financing		Performing	143,334	157,059	74,359	50,174	30,428	8,863	—	464,217
		Nonperforming	1,485	5,043	1,482	317	612	194	—	9,133
		Subtotal	144,819	162,102	75,841	50,491	31,040	9,057	—	473,350

Total		Performing	409,895	649,159	293,482	149,788	77,215	140,356	56,077	1,775,972
		Nonperforming	1,675	5,157	1,823	323	751	2,962	448	13,139
Total other loans			$411,570	$654,316	$295,305	$150,111	$77,966	$143,318	$56,525	$1,789,111

			December 31, 2022
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2022	2021	2020	2019	2018	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$75,449	$38,774	$31,566	$20,780	$21,691	$109,067	$336	$297,663
		Nonperforming	101	—	104	414	987	4,974	—	6,580
		Subtotal	75,550	38,774	31,670	21,194	22,678	114,041	336	304,243

	Other residential	Performing	1,722	496	534	1,060	1,496	1,515	53,159	59,982
		Nonperforming	17	—	—	7	18	208	1,619	1,869
		Subtotal	1,739	496	534	1,067	1,514	1,723	54,778	61,851

Consumer	Consumer	Performing	32,561	40,374	9,411	3,476	2,768	14,756	2,346	105,692
		Nonperforming	33	50	7	1	13	79	5	188
		Subtotal	32,594	40,424	9,418	3,477	2,781	14,835	2,351	105,880

	Consumer other	Performing	669,015	260,360	92,148	34,501	6,637	5,430	5,310	1,073,401
		Nonperforming	733	—	—	—	—	—	—	733
		Subtotal	669,748	260,360	92,148	34,501	6,637	5,430	5,310	1,074,134

Leases financing		Performing	215,084	110,294	84,458	54,684	21,767	3,088	—	489,375
		Nonperforming	—	522	736	818	254	39	—	2,369
		Subtotal	215,084	110,816	85,194	55,502	22,021	3,127	—	491,744

Total
		Performing	993,831	450,298	218,117	114,501	54,359	133,856	61,151	2,026,113
		Nonperforming	884	572	847	1,240	1,272	5,300	1,624	11,739
Total other loans			$994,715	$450,870	$218,964	$115,741	$55,631	$139,156	$62,775	$2,037,852

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the year ended December 31, 2023:

		Term Loans by Origination Year
(dollars in thousands)		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the year ended December 31, 2023
Residential real estate	Residential first lien	$—	$—	$8	$35	$108	$53	$—	$204
	Other residential	—	—	—	—	—	10	57	67
Consumer	Consumer	—	49	23	22	37	36	—	167
	Consumer other	46	101	45	19	37	631	—	879
Lease financing		669	2,156	1,172	213	542	274	—	5,026
Total gross other charge-offs		$715	$2,306	$1,248	$289	$724	$1,004	$57	$6,343

NOTE 5 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at December 31, 2023 and December 31, 2022 is as follows:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Land	$15,968	$16,004
Buildings and improvements	78,104	71,837
Furniture and equipment	35,797	34,081
Lease right-of-use assets	7,673	7,001
Total	137,542	128,923
Accumulated depreciation	(54,728)	(50,630)
Premises and equipment, net	$82,814	$78,293
    Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $4.8 million, $4.8 million, and $5.5 million, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 2 months to 14 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.7 million and $7.0 million as of December 31, 2023 and December 31, 2022, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $9.3 million and $8.9 million as of December 31, 2023 and December 31, 2022, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022
Operating lease cost	$1,919	$2,096
Operating cash flows from leases	2,256	2,507
Right-of-use assets obtained in exchange for lease obligations	2,470	502
Right-of-use assets derecognized due to terminations or impairment	—	(123)
Weighted average remaining lease term	7.8 years	7.2 years
Weighted average discount rate	3.41%	2.89%
Net rent expense under operating leases, included in occupancy and equipment expense, was $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The projected minimum rental payments under the terms of the leases as of December 31, 2023 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2024	$2,025
2025	1,322
2026	1,197
2027	1,101
2028	1,074
Thereafter	3,976
Total future minimum lease payments	10,695
Less imputed interest	(1,360)
Total operating lease liabilities	$9,335

NOTE 6 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$2,084,961	$19,273	$—	$—
SBA	42,685	549	46,081	656
Residential	225,067	431	255,298	549
Commercial FHA held for sale	—	—	2,255,617	20,745
Total	$2,352,713	$20,253	$2,556,996	$21,950
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
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considered many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies, and geographic location. The discount rate was based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate and weighted average discount rate was 7.23% and 8.12% at December 31, 2023.
Changes in our commercial FHA loan servicing rights for the years ended December 31, 2023 2022 and 2021are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Loan servicing rights:
Balance, beginning of period	$—	$27,386	$38,322
Servicing rights transferred from (to) held for sale	20,473	(23,995)	—
Amortization	(1,200)	(1,907)	(2,965)
Refinancing fee received from third party	—	(221)	(439)
Permanent impairment	—	(1,263)	(7,532)
Balance, end of period	$19,273	$—	$27,386
Fair value:
At beginning of period	$—	$28,368	$38,322
At end of period	32,469	—	28,368
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at December 31, 2023 and December 31, 2022 is summarized as follows:

(dollars in thousands)	2023	2022
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904

    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$58,914	$(48,287)	$10,627	$58,913	$(44,723)	$14,190
Customer relationship intangibles	15,918	(10,437)	5,481	15,919	(9,243)	6,676
Total intangible assets	$74,832	$(58,724)	$16,108	$74,832	$(53,966)	$20,866
Amortization of intangible assets was $4.8 million, $5.4 million and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2024	$4,008
2025	3,224
2026	2,672
2027	2,101
2028	1,582
Thereafter	2,521
Total	$16,108
NOTE 8 – DERIVATIVE INSTRUMENTS
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
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities
The Company issues interest rate lock commitments on originated fixed-rate commercial and residential real estate loans to be sold. The interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets or other liabilities in the consolidated balance sheets. Changes in the fair value of derivative financial instruments are recognized in residential mortgage banking revenue and other noninterest income in the consolidated statements of income.
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at December 31, 2023 and December 31, 2022:

	Notional amount		Fair value gain
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivative instruments (included in other assets):
Interest rate lock commitments	$2,405	$2,078	$62	$49

	Notional amount		Fair value loss
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivative instruments (included in other liabilities):
Interest rate lock commitments	$—	$4,419	$—	$15
Forward commitments to sell mortgage-backed securities	5,000	6,669	83	—
Total	$5,000	$11,088	$83	$15
During the years ended December 31, 2023, 2022 and 2021, the Company recognized net losses of $0.1 million, $0.4 million and $1.5 million, respectively, on derivative instruments.
Cash Flow Hedges
The Company periodically enters into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at December 31, 2023 and December 31, 2022

(dollars in thousands)	December 31, 2023	December 31, 2022
Notional Amount	$400,000	$200,000
Fair value loss included in other liabilities	(8,443)	(9,999)
Tax effected amount included in accumulated other comprehensive (loss) income	(6,164)	(7,300)
Average remaining life	2.67	3.37
Weighted average pay rate	6.55%	7.23%
Weighted average receive rate	5.41%	5.48%
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $6.9 million and $7.4 million at December 31, 2023 and December 31, 2022, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.3 million and $0.4 million at December 31, 2023 and December 31, 2022, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 9 – DEPOSITS
The following table summarizes the classification of deposits as of December 31, 2023 and December 31, 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
Noninterest-bearing demand	$1,145,395	$1,362,158
Interest-bearing:
Checking	2,511,840	2,494,073
Money market	1,135,629	1,184,101
Savings	559,267	661,932
Time	957,398	662,388
Total deposits	$6,309,529	$6,364,652
Included in time deposits are time certificates of $250,000 or more of $179.2 million and $118.6 million as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2024	$806,156
2025	102,413
2026	38,566
2027	7,026
2028	3,237
Total	$957,398

NOTE 10 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of December 31, 2023 and December 31, 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
FHLB advances – fixed rate, fixed term at rates averaging 4.94% at December 31, 2023 - maturing through February 2028	$150,000	$—
FHLB advances – putable fixed rate at rates averaging 3.07% and 2.35% at December 31, 2023 and December 31, 2022, respectively – maturing through October 2028 with call provisions through October 2024	160,000	110,000
FHLB advances –SOFR floater at rates averaging 5.92% at December 31, 2022 – matured October 2023	—	100,000
FHLB advances – Short term fixed rate at rates averaging 5.45% and 4.31% at December 31, 2023 and December 31, 2022, respectively– maturing through January 2024	166,000	250,000
Total FHLB advances and other borrowings	$476,000	$460,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.98 billion and $2.90 billion at December 31, 2023 and December 31, 2022, respectively.
Contractual payments over the next five years for FHLB advances and other borrowings were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2024	$286,000
2025	40,000
2026	35,000
2027	—
2028	115,000
Total	$476,000

NOTE 11 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at December 31, 2023 and December 31, 2022:

	Subordinated debt
	Fixed to Float		Fixed
(dollars in thousands)	Issued September 2019	Issued September 2019	Issued June 2015	Total
At December 31, 2023
Outstanding amount	$66,750	$27,250	$—	$94,000
Carrying amount	66,573	26,973	—	93,546
Current rate	5.00%	5.50%	N/A
At December 31, 2022
Outstanding amount	$72,750	$27,250	$550	$100,550
Carrying amount	72,300	26,925	547	99,772
Current rate	5.00%	5.50%	6.50%
Maturity date	9/30/2029	9/30/2034	6/18/2025
Optional redemption date	9/30/2024	9/30/2029	N/A
Fixed to variable conversion date	9/30/2024	9/30/2029	N/A
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%	N/A
Interest payment terms	Semiannually	Semiannually	Semiannually
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
NOTE 12 – TRUST PREFERRED DEBENTURES
The Company formed Midland Trust, a statutory trust under the Delaware Statutory Trust Act. Midland Trust issued a pool of $10.0 million of floating rate cumulative trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $10.3 million of subordinated debentures to the Midland Trust in exchange for ownership of all the common securities of the Midland Trust.
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

The following table summarizes the terms of each issuance:

						At December 31, 2023		At December 31, 2022
(dollars in thousands)	Date of issuance	Issuance Amount	Shares Issued	Variable Rate	Maturity Date	Carrying Amount	Rate	Carrying Amount	Rate
Grant Park Statutory Trust I	12/19/2003	$3,093	3,000	SOFR plus 2.85%	1/23/2034	$2,454	8.52%	$2,410	7.26%
Midland States Preferred Securities Trust	3/26/2004	10,310	10,000	SOFR plus 2.75%	4/23/2034	10,284	8.42%	10,282	7.07%
Centrue Statutory Trust II	4/22/2004	10,310	10,000	SOFR plus 2.65%	6/17/2034	8,468	8.32%	8,358	7.39%
Love Savings/Heartland Capital Trust III	11/30/2006	20,619	20,000	SOFR plus 1.75%	12/31/2036	15,110	7.42%	14,870	6.52%
Love Savings/Heartland Capital Trust IV	6/6/2007	20,619	20,000	SOFR plus 1.47%	9/6/2037	14,300	7.13%	14,055	6.20%
Total trust preferred debentures		$64,951				$50,616		$49,975
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

NOTE 13 – INCOME TAXES
The components of income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows:

(dollars in thousands)	2023	2022	2021
Federal:
Current	$25,221	$22,792	$10,044
Deferred	(1,791)	64	7,926
State:
Current	9,226	11,101	144
Deferred	(543)	(3,144)	(319)
Total income tax expense	$32,113	$30,813	$17,795
The Company’s income tax expense differed from the statutory federal rate of 21% for the years ended December 31, 2023, 2022 and 2021 as follows:

(dollars in thousands)	2023	2022	2021
Expected income taxes	$22,590	$27,266	$20,814
Less income tax effect of:
Tax-exempt income, net	(1,762)	(2,014)	(2,499)
State tax, net of federal benefit	6,844	6,274	5,465
State tax settlement, net of federal expense	—	—	(5,614)
Equity-based compensation benefit	(21)	(186)	(93)
Surrender of company-owned life insurance policies	3,756	—	—
Valuation allowance	69	58	47
Other	637	(585)	(325)
Actual income tax expense	$32,113	$30,813	$17,795
On June 29, 2021, the Company announced the settlement of a prior tax issue related to the treatment of gains recognized on FDIC-assisted transactions that resulted in a $6.8 million tax benefit that was recognized in 2021.

Deferred tax assets, net in the accompanying consolidated balance sheets at December 31, 2023 and 2022 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2023	2022
Assets:
Allowance for credit losses on loans	$18,496	$16,484
Deferred compensation	2,108	2,238
Loans	1,069	1,379
Tax credits	621	861
Unrealized loss on securities	26,022	28,404
Unrealized loss on derivatives	2,280	2,700
Net operating losses	8,090	8,922
Operating lease liabilities	2,521	2,415
Other, net	2,842	4,837
Deferred tax assets	64,049	68,240
Valuation allowance	(244)	(176)
Deferred tax assets, net of valuation allowance	63,805	68,064
Liabilities:
Premises and equipment	786	573
Mortgage servicing rights	3,870	4,217
Fair value adjustment on trust preferred debentures	3,853	4,025
Deferred loan costs, net of fees	2,410	3,006
Intangible assets	3,577	4,458
Leased equipment	23,824	24,346
Operating lease right-of-use assets	2,072	1,890
Other, net	1,202	3,064
Deferred tax liabilities	41,594	45,579
Deferred tax assets, net	$22,211	$22,485
At December 31, 2023 and 2022, the accumulation of the prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
The tax benefit associated with the state tax settlement is related to an agreement that was reached with the state taxing authorities on an issue from prior year state tax returns.
The Company had $33.6 million of federal net operating loss carryforwards expiring 2024 through 2035, $13.8 million of Illinois post-apportioned net operating loss carryforwards expiring in 2028 and 2029, and $33.6 million of Missouri pre-apportioned net operating loss carryforwards expiring 2024 through 2035, at December 31, 2023. The utilization of the federal and Missouri net operating losses are subject to the limitations of Internal Revenue Code Section 382. The utilization of the Illinois net operating loss is limited to $100,000 per year for years 2021 through 2023 and the carryforward period will toll in years the Company could have utilized more than $100,000 of net operating loss.
The Company has state tax credit carryforwards of $0.8 million with a five year carryforward period, expiring between 2024 and 2028. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.
The deferred tax asset associated with the unrealized losses on securities is mainly a result of changes in interest rates, and the unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
We had no unrecognized tax benefits as of December 31, 2023 and 2022, and did not recognize any increase of unrecognized benefits during 2023 relative to any tax positions taken during the year.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2023 and 2022.
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2023, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to capital loss carry forwards. An addition was made to the $176,000 valuation allowance from December 31, 2022 in the amount of $68,000, resulting in a valuation allowance of $244,000 at December 31, 2023 for the estimated capital losses that will not be able to be utilized in the future. For the Company's remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.
The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2020 through 2022 and by state taxing authorities are 2019 through 2022.
NOTE 14 – RETIREMENT PLANS
Profit Sharing Plan
We sponsor the Midland States Bank 401(k) Profit Sharing Plan, which provides retirement benefits to substantially all of our employees. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the participant withdraws the funds. The Company matches 50% of participant contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.8 million, $1.6 million and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2023, 2022 and 2021.
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
The following table summarizes the activity in the asset and liability balances of the executive officer nonqualified deferred compensation arrangement for the years ended December 31, 2023, 2022, and 2021:

(dollars in thousands)	2023	2022	2021
Beginning balance, trust asset	$3,294	$3,714	$3,657
Contributions	255	446	207
Gain (loss) on trust assets	427	(474)	359
Distributions	(396)	(392)	(509)
Ending balance, trust asset	$3,580	$3,294	$3,714

Beginning balance, deferred compensation liability	$3,294	$3,714	$3,657
Employee deferrals	255	446	207
Expense on deferred compensation liability	427	(474)	359
Distributions	(396)	(392)	(509)
Ending balance, deferred compensation liability	$3,580	$3,294	$3,714
Certain directors also participate in a nonqualified deferred compensation arrangement. The deferred compensation liability is reflected in other liabilities with the associated expense recognized in other noninterest expense.
The following table summarizes the activity in the liability balance of the director nonqualified deferred compensation arrangement for the years ended December 31, 2023, 2022, and 2021:

(dollars in thousands)	2023	2022	2021
Beginning balance, deferred compensation liability	$6,137	$5,372	$4,560
Deferred compensation	396	532	606
Expense on deferred compensation liability	323	296	251
Distributions	(803)	(63)	(45)
Ending balance, deferred compensation liability	$6,053	$6,137	$5,372
Defined Benefit Pension Plan
The Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions, a non-contributory defined benefit pension plan for certain former employees of Heartland Bank who met prescribed eligibility requirements. Benefits under the plan were frozen July 1, 2004.
Effective October 1, 2021, the Bank withdrew from the multiple-employer plan by transferring assets and liabilities to a qualified successor plan under actuarial assumptions and methodology determined appropriate by Pentegra. Assets of $16.6 million were transferred to the successor plan on November 30, 2021. Transferred liability excludes the previously allocated orphan liability. On June 30, 2023, we terminated the plan and notified the IRS, seeking a final determination letter. We expect to receive the final determination letter and begin distributing assets to plan participants in late 2024.

The following table details the components of the net periodic benefit cost for the years ended December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Service cost	$—	$—
Interest cost	635	445
Expected return on plan assets	(511)	(828)
Amortization of transition obligation	—	14
Net periodic benefit cost	$124	$(369)
Assumptions used to determine net periodic benefit cost:

	2023	2022
Discount rate	5.05%	2.70%
Expected long-term return on plan assets	4.75%	5.50%
Rate of compensation increase	N/A	N/A
Previously, costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits were expensed as incurred.
The following table provides a comparison of obligations to plan assets:

(dollars in thousands)	December 31, 2023	December 31, 2022
Projected benefit obligation	$13,353	$13,016
Accumulated benefit obligation	13,353	13,016
Fair value of plan assets	12,768	12,765
The minimum required contribution for 2024 is expected to be zero.

NOTE 15 – SHARE-BASED COMPENSATION
The Company awards select employees and directors certain forms of share-based incentives under the 2019 Incentive Plan. The 2019 Incentive Plan made 1,000,000 shares available to be issued to selected employees and directors of, and service providers to, the Company or its subsidiaries. The granting of awards under this plan can be in the form of stock options, stock appreciation rights, stock awards and cash incentive awards. The awards are granted by the compensation committee, which is comprised of members of the board of directors.
Total compensation cost that has been charged against income under the plans was $2.5 million, $2.2 million and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Restricted Stock
Restricted stock awards require certain service requirements and have a vesting period of four years. Compensation expense is recognized on a straight-line basis over the vesting period of the award based on the fair value of the stock at the date of grant.
A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

	Number outstanding	Weighted average grant due fair value
Nonvested, beginning of year	269,978	$25.53
Granted	196,906	23.04
Vested	(93,837)	24.93
Forfeited	(32,033)	25.58
Nonvested, end of year	341,014	$24.25
As of December 31, 2023, there was $7.8 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 3.16 years.
The total fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was $2.1 million, $2.4 million and $2.1 million, respectively.
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
The Company did not grant stock options in the years ended December 31, 2023 and 2021. The fair value of options granted during the year ended December 31, 2022 was determined using the following weighted-average assumptions as of the grant date.

2022
Dividend yield	4.24%
Expected volatility	23.81%
Risk free interest rate	4.23%
Expected life	6.25 years

The weighted average fair value of stock options granted during the year ended December 31, 2022 was $4.92.
The summary of our stock option activity for the year ended December 31, 2023 is as follows:

	2023
	Shares	Weighted average exercise price	Weighted average remaining contractual life
Option outstanding, beginning of year	415,572	$25.81
Options granted	—	N/A
Options exercised	(42,437)	18.45
Options forfeited	(30,179)	28.43
Options expired	—	N/A
Options outstanding, end of year	342,956	26.49	5.7 years
Options exercisable	200,044	25.10	3.5 years
Options vested and expected to vest	342,956	26.49	5.7 years
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 was $0.6 million. As of December 31, 2023, there was $0.7 million of total unrecognized compensation cost related to nonvested stock options granted under our 2019 Incentive Plan. This cost is expected to be recognized over a period of 2.8 years.
The following table includes information related to stock option exercises for the years ended December 31, 2023, 2022, and 2021.

(dollars in thousands)	2023	2022	2021
Cash received from options exercised	$783	$2,061	$2,225
Intrinsic value from options exercised	230	943	814
Tax benefit from options exercised	48	198	171
NOTE 16 – PREFERRED STOCK
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
Dividends on the Series A preferred stock are not cumulative or mandatory, and will be paid when, as, and if declared by the Company’s board of directors. If declared, dividends will accrue and be payable, quarterly in arrears, (i) from and including the date of original issuance to, but excluding September 30, 2027 or the date of earlier redemption, at a rate of 7.75% per annum, on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2022, and (ii) from and including September 30, 2027, during each reset period, at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 4.713%, on March 30, June 30, September 30 and December 30 of each year, beginning on December 30, 2027, except in each case where such day is not a business day. Neither the holders of the Series A preferred stock nor holders of the Depositary Shares will have the right to require the redemption or repurchase of the Series A preferred stock.
NOTE 17 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the years ended 2023, 2022, and 2021:

	Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Net income	$75,460	$99,025	$81,317
Preferred dividends declared	(8,913)	(3,169)	—
Net income available to common shareholders	66,547	95,856	81,317
Common shareholder dividends	(26,234)	(25,628)	(24,912)
Unvested restricted stock award dividends	(339)	(295)	(260)
Undistributed earnings to unvested restricted stock awards	(565)	(809)	(564)
Undistributed earnings to common shareholders	$39,409	$69,124	$55,581
Basic
Distributed earnings to common shareholders	$26,234	$25,628	$24,912
Undistributed earnings to common shareholders	39,409	69,124	55,581
Total common shareholders earnings, basic	$65,643	$94,752	$80,493
Diluted
Distributed earnings to common shareholders	$26,234	$25,628	$24,912
Undistributed earnings to common shareholders	39,409	69,124	55,581
Total common shareholders earnings	65,643	94,752	80,493
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	2	2
Total common shareholders earnings, diluted	$65,643	$94,754	$80,495
Weighted average common shares outstanding, basic	22,115,869	22,341,498	22,481,389
Options	8,533	54,200	65,964
Weighted average common shares outstanding, diluted	22,124,402	22,395,698	22,547,353
Basic earnings per common share	$2.97	$4.24	$3.58
Diluted earnings per common share	2.97	4.23	3.57

Antidilutive stock options(1)	302,020	265,831	65,033
(1)The diluted earnings per common share computation excludes antidilutive stock options because the exercise prices of these stock options exceeded the average market prices of the Company's common shares for those respective periods.
NOTE 18 – CAPITAL REQUIREMENTS
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
At December 31, 2023, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of "well-capitalized" based on the most recent regulatory notification. There have been no conditions or events since that notification that management believes have changed the Bank's category.

At December 31, 2023 and 2022, the Company’s and the Bank’s actual and required capital ratios were as follows:

	Actual		Fully Phased-In Regulatory Guidelines Minimum		Required to be Well Capitalized Under Prompt Corrective Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total risk-based capital ratio
Midland States Bancorp, Inc.	$923,101	13.20%	$734,070	10.50%	N/A	N/A
Midland States Bank	865,910	12.40	733,312	10.50	$698,392	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	762,508	10.91	594,247	8.50	N/A	N/A
Midland States Bank	798,862	11.44	593,633	8.50	558,714	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	587,009	8.40	489,380	7.00	N/A	N/A
Midland States Bank	798,863	11.44	488,874	7.00	453,955	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	762,508	9.71	314,228	4.00	N/A	N/A
Midland States Bank	798,863	10.18	313,868	4.00	392,335	5.00

December 31, 2022
Total risk-based capital ratio
Midland States Bancorp, Inc.	$891,320	12.38%	$755,859	10.50%	N/A	N/A
Midland States Bank	827,689	11.51	755,316	10.50	$719,349	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	734,754	10.21	611,886	8.50	N/A	N/A
Midland States Bank	770,566	10.71	611,447	8.50	575,479	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	559,255	7.77	503,906	7.00	N/A	N/A
Midland States Bank	770,566	10.71	503,544	7.00	467,577	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	734,754	9.43	311,715	4.00	N/A	N/A
Midland States Bank	770,566	9.90	311,299	4.00	389,123	5.00
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
NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Nonperforming loans. All of our nonaccrual loans are considered nonperforming and are reviewed individually for the amount of impairment, if any. We measure collateral dependent nonperforming loans based on the estimated fair value of such collateral. In cases where the Company has an agreed upon selling price for the collateral, the fair value is set at the selling price (Level 1). The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral (Level 2). When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable (Level 3). The nonperforming loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment.
Other Real Estate Owned. OREO is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Fair value for OREO is based on an appraisal performed upon foreclosure. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Property is evaluated regularly to ensure the recorded amount is supported by its fair value less estimated costs to dispose. After the initial foreclosure appraisal, fair value is generally determined by an annual appraisal unless known events warrant adjustments to the recorded value (Level 2).
Assets held for sale. Assets held for sale represent the fair value of the banking facilities that are expected to be sold. The fair value of the assets held for sale was based on estimated market prices from independently prepared current appraisals (Level 2).

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at December 31, 2023 and December 31, 2022, are summarized below:

	December 31, 2023
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$1,097	$1,097	$—	$—
U.S. government sponsored entities and U.S. agency securities	72,572	—	72,572	—
Mortgage-backed securities - agency	574,500	—	574,500	—
Mortgage-backed securities - non-agency	83,529	—	83,529	—
State and municipal securities	57,460	—	57,460	—
Collateralized loan obligations	27,565	—	27,565	—
Corporate securities	99,172	—	99,172	—
Equity securities	4,501	4,501	—	—
Loans held for sale	3,811	—	3,811	—
Derivative assets	372	—	372	—
Total	$924,579	$5,598	$918,981	$—
Liabilities
Derivative liabilities	$8,836	$—	$8,836	$—
Total	$8,836	$—	$8,836	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	4,633	—	3,964	669
Other real estate owned	9,112	—	9,112	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$81,230	$81,230	$—	$—
U.S. government sponsored entities and U.S. agency securities	37,509	—	37,509	—
Mortgage-backed securities - agency	448,150	—	448,150	—
Mortgage-backed securities - non-agency	20,754	—	20,754	—
State and municipal securities	94,636	—	94,636	—
Corporate securities	85,955	—	85,955	—
Equity securities	8,626	8,626	—	—
Loans held for sale	1,286	—	1,286	—
Derivative assets	481	—	481	—
Total	$778,627	$89,856	$688,771	$—
Liabilities
Derivative liabilities	$10,446	$—	$10,446	$—
Total	$10,446	$—	$10,446	$—

Assets measured at fair value on a non-recurring basis:
Loan servicing rights	$1,205	$—	$—	$1,205
Mortgage servicing rights held for sale	20,745	—	20,745	—
Nonperforming loans	49,423	5,478	34,406	9,539
Other real estate owned	6,729	—	6,729	—
Assets held for sale	356	—	356	—
    There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022.
The following table presents losses recognized on assets measured on a nonrecurring basis for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Commercial mortgage servicing rights	$—	$1,263	$7,532
Loan servicing rights held for sale	—	3,250	222
Nonperforming loans	19,421	8,892	14,468
Other real estate owned	—	4,276	454
Total losses on assets measured on a nonrecurring basis	$19,421	$17,681	$22,676

    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at December 31, 2023 and December 31, 2022:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
December 31, 2023
Nonperforming loans	$669	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	24.38% - 100.00% (27.46%)

December 31, 2022
Loan servicing rights:
SBA servicing rights	$876	Discounted cash flow	Prepayment speed	14.49% - 15.44% (15.00%)
			Discount rate	No range (13.00%)

Residential servicing rights	2,770	Discounted cash flow	Prepayment speed	7.56% - 26.28% (7.92%)
			Discount rate	9.00% - 11.50% (10.13%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$3,811	$203	$3,608	$1,286	$42	$1,244
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2023, 2022 and 2021 :

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Commercial loans held for sale	$—	$—	$(67)
Residential loans held for sale	163	(425)	(148)
Total loans held for sale	$163	$(425)	$(215)

    The carrying values and estimated fair value of certain financial instruments not carried at fair value at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$134,212	$134,212	$134,212	$—	$—
Federal funds sold	849	849	849	—	—
Loans	6,131,079	6,129,244	—	—	6,129,244
Accrued interest receivable	24,934	24,934	—	24,934	—

Liabilities
Deposits	$6,309,529	$6,294,979	$—	$6,294,979	$—
Short-term borrowings	34,865	34,865	25,000	9,865	—
FHLB and other borrowings	476,000	475,240	—	475,240	—
Subordinated debt	93,546	90,253	—	90,253	—
Trust preferred debentures	50,616	51,626	—	51,626	—

	December 31, 2022
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$153,345	$153,345	$153,345	$—	$—
Federal funds sold	7,286	7,286	7,286	—	—
Loans	6,306,467	6,121,026	—	—	6,121,026
Accrued interest receivable	20,313	20,313	—	20,313	—

Liabilities
Deposits	$6,364,652	$6,344,534	$—	$6,344,534	$—
Short-term borrowings	42,311	42,311	—	42,311	—
FHLB and other borrowings	460,000	457,998	—	457,998	—
Subordinated debt	99,772	95,301	—	95,301	—
Trust preferred debentures	49,975	54,668	—	54,668	—
The methods utilized to measure fair value of financial instruments at December 31, 2023 and December 31, 2022 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 20 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of December 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Commitments to extend credit	$855,489	$1,276,263
Financial guarantees – standby letters of credit	22,745	23,748
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2023 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the years ended December 31, 2023, 2022 and 2021. The liability for unresolved repurchase demands totaled $0.1 million and $0.2 million at December 31, 2023 and December 31, 2022.
NOTE 21 – SEGMENT INFORMATION
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

Selected business segment financial information for the years ended December 31, 2023, 2022 and 2021 were as follows:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Year Ended December 31, 2023
Net interest income (expense)	$244,877	$(12)	$(8,848)	$236,017
Provision for credit losses	21,132	—	—	21,132
Noninterest income	40,830	25,572	188	66,590
Noninterest expense	155,487	20,247	(1,832)	173,902
Income (loss) before income taxes (benefit)	109,088	5,313	(6,828)	107,573
Income taxes (benefit)	32,654	2,309	(2,850)	32,113
Net income (loss)	$76,434	$3,004	$(3,978)	$75,460
Total assets	$7,845,023	$31,437	$(9,592)	$7,866,868

Year Ended December 31, 2022
Net interest income (expense)	$256,226	$—	$(10,491)	$245,735
Provision for credit losses	20,126	—	—	20,126
Noninterest income	54,179	25,708	4	79,891
Noninterest expense	157,680	18,019	(37)	175,662
Income (loss) before income taxes (benefit)	132,599	7,689	(10,450)	129,838
Income taxes (benefit)	35,055	2,136	(6,378)	30,813
Net income (loss)	$97,544	$5,553	$(4,072)	$99,025
Total assets	$7,841,966	$29,332	$(15,797)	$7,855,501

Year Ended December 31, 2021
Net interest income (expense)	$218,309	$—	$(10,634)	$207,675
Provision for credit losses	3,393	—	—	3,393
Noninterest income	42,249	26,876	774	69,899
Noninterest expense	158,803	17,372	(1,106)	175,069
Income (loss) before income taxes (benefit)	98,362	9,504	(8,754)	99,112
Income taxes (benefit)	17,218	2,679	(2,102)	17,795
Net income (loss)	$81,144	$6,825	$(6,652)	$81,317
Total assets	$7,460,114	$28,883	$(45,192)	$7,443,805

NOTE 22 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$22,208	$21,704	$20,954
Investment advisory fees	6	—	1,282
Investment brokerage fees	1,720	2,068	2,050
Other	1,638	1,936	2,525
Service charges on deposit accounts:
Nonsufficient fund fees	7,325	6,404	5,339
Other	4,665	3,076	3,009
Interchange revenues	14,302	13,879	14,500
Other income:
Merchant services revenue	1,592	1,590	1,511
Other	1,726	3,039	3,850
Noninterest income - out-of-scope of Topic 606	11,408	26,195	14,879
Total noninterest income	$66,590	$79,891	$69,899
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
Other Noninterest Income
The other noninterest income revenue streams within the scope of Topic 606 consist of merchant services revenue, safe deposit box rentals, wire transfer fees, paper statement fees, check printing commissions, gain on sales of other real estate owned and other noninterest related fees. Revenue from the Company’s merchant services business consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions. These fees are net of interchange fees paid to the credit card issuing bank, card company assessments, and revenue sharing amounts. Account management fees are considered earned at the time the merchant’s transactions are processed or other services are performed. Fees related to the other components of other noninterest income within the scope of Topic 606 are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at the point in time the customer uses the selected service to execute a transaction.
NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION
The condensed financial statements of Midland States Bancorp, Inc. are presented below:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2023	2022
Assets:
Cash	$7,763	$2,721
Investment in subsidiaries	892,781	860,129
Note receivable due from bank subsidiary	30,000	40,000
Other assets	8,010	8,468
Total assets	$938,554	$911,318
Liabilities:
Subordinated debt	$93,546	$99,772
Trust preferred debentures	50,616	49,975
Other liabilities	2,539	2,997
Total liabilities	146,701	152,744
Shareholders’ equity	791,853	758,574
Total liabilities and shareholders’ equity	$938,554	$911,318

Condensed Statements of Income
(dollars in thousands)

	Years ended December 31,
	2023	2022	2021
Income
Dividends from subsidiaries	$54,000	$14,765	$45,350
Earnings of consolidated subsidiaries, net of dividends	28,286	90,021	44,582
Interest income on note due from bank subsidiary	1,578	10	—
Other income	323	4	932
Total income	84,187	104,800	90,864
Interest expense	10,555	10,534	10,668
Other expense	1,044	1,625	984
Total expense	11,599	12,159	11,652
Income before income tax benefit	72,588	92,641	79,212
Income tax benefit	2,872	6,384	2,105
Net income	$75,460	$99,025	$81,317

Condensed Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$75,460	$99,025	$81,317
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(28,286)	(90,021)	(44,582)
Share-based compensation expense	2,489	2,211	1,938
Change in other assets	462	(373)	3,223
Change in other liabilities	(198)	1,639	763
Net cash provided by operating activities	49,927	12,481	42,659
Cash flows from investing activities:
Capital injection to bank subsidiary	—	(50,000)	—
Change in note receivable due from bank subsidiary	10,000	(40,000)	—
Net cash received in dissolution of subsidiary	2,674	—	2,003
Net cash provided by (used in) investing activities	12,674	(90,000)	2,003
Cash flows from financing activities:
Payments on other borrowings	—	(171)	—
Payments made on subordinated debt	(5,845)	(40,000)	(31,075)
Common stock repurchased	(17,898)	(1,109)	(11,692)
Cash dividends paid on common stock	(26,573)	(25,923)	(25,172)
Cash dividends paid on preferred stock	(8,913)	(3,169)	—
Proceeds from issuance of preferred stock	—	110,548	—
Proceeds from issuance of common stock under employee benefit plans	1,670	2,188	2,249
Net cash (used in) provided by financing activities	(57,559)	42,364	(65,690)
Net increase (decrease) in cash	5,042	(35,155)	(21,028)
Cash:
Beginning of period	2,721	37,876	58,904
End of period	$7,763	$2,721	$37,876
    The Bank has $30.0 million of borrowings from the parent as part of its strategy to manage FDIC insurance premiums. The note has a rolling 13 month maturity, and the interest rate is a variable rate equal to the one year treasury rate.

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item can be found in the sections titled “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which information is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item can be found in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors” and “Compensation Committee Report” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which information is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2023. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 15 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	451,338	$26.17	797,066
Equity compensation plans not approved by shareholders (3)	161,771	$28.59	—
Total	613,109	$26.49	797,066
(1)The weighted average exercise price only relates to outstanding option awards.
(2)Column (a) includes 107,304 outstanding stock options granted from the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan, 190,551 outstanding stock options granted from the initial 1,000,000 shares reserved under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and the additional 550,000 shares reserved under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan Amended and Restated and 153,483 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. Column (c) reflects 598,424 shares remaining available for issuance under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan Amended and Restated and 198,642 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 2, 2023).
(3)Column (a) includes 45,101 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement, and 116,670 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which is incorporated herein by reference.
ITEM 13– CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item can be found in the section titled “Proposal 3 – Ratification of the Appointment of Crowe LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under Item 8 - "Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2023 and 2022
Consolidated Statements of Income – Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows – Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.
(3)Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit No.	Description
3.1	Articles of Incorporation of Midland States Bancorp, Inc., as amended – filed herewith.

3.2	By-laws of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

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

4.4
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2023

4.5
Indenture, dated as of September 20, 2019, between Midland States Bancorp, Inc. and UMB Bank National Association, as trustee, regarding 5.00% Fixed-to-Floating Rate Subordinated Notes due 2029 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

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

10.5*	Change of Control Agreement, dated as of May 3, 2023, between Midland States Bancorp, Inc. and Daniel E. Casey – filed herewith.

10.6*
Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.7*
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

10.9*	The Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 1, 2023) – filed herewith.

10.10*	The Amended Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) – filed herewith.

10.11*	Form of Incentive Stock Option Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) – filed herewith.

10.12*	Form of Nonqualified Stock Option Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) – filed herewith.

10.13*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) – filed herewith.

10.14*	Form of Restricted Stock Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) – filed herewith.

19.1	Midland States Bancorp, Inc. Insider Trading Policy – filed herewith.

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

23.1	Consent of Crowe LLP – filed herewith.

31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

97.1	Midland States Bancorp, Inc. Clawback Policy – filed herewith.

101.INS	The Inline XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document – filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document– filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document– filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document– filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Management contract or compensatory plan or arrangement

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND STATES BANCORP, INC.
Date: February 23, 2024	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	Jeffrey C. Smith	Chairman of the Board of Directors	February 23, 2024
Jeffrey C. Smith

/s/	Jeffrey G. Ludwig	President,	February 23, 2024
	Jeffrey G. Ludwig	Chief Executive Officer and Vice Chairman (Principal Executive Officer)

/s/	Eric T. Lemke	Chief Financial Officer	February 23, 2024
	Eric T. Lemke	(Principal Financial Officer)

/s/	Donald J. Spring	Chief Accounting Officer	February 23, 2024
	Donald J. Spring	(Principal Accounting Officer)

/s/	R. Dean. Bingham	Director	February 23, 2024
R. Dean. Bingham

/s/	Gerald J. Carlson	Director	February 23, 2024
Gerald J. Carlson

/s/	Jennifer L. DiMotta	Director	February 23, 2024
Jennifer L. DiMotta

/s/	Sherina M. Edwards	Director	February 23, 2024
Sherina M. Edwards

/s/	Deborah A. Golden	Director	February 23, 2024
Deborah A. Golden

/s/	Jerry L. McDaniel	Director	February 23, 2024
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	February 23, 2024
Jeffrey M. McDonnell

/s/	Richard T. Ramos	Director	February 23, 2024
Richard T. Ramos

/s/	Robert F. Schultz	Director	February 23, 2024
Robert F. Schultz