Form 10-Q
period 2024-03-31
Midland States Bancorp, Inc.
filed 2024-05-09
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of April 26, 2024, the Registrant had 21,481,762 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this report, references to the "Company," "we," "our," "us," and similar terms refer to the consolidated entity consisting of Midland States Bancorp, Inc. and its wholly owned subsidiaries. Midland States Bancorp refers solely to the parent holding company and Midland States Bank (the "Bank") refers to our wholly owned banking subsidiary.
The acronyms and abbreviations identified below are used throughout this report, including the Notes to the Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

2019 Incentive Plan	The Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan
ACL	Allowance for credit losses on loans
ASU	Accounting Standards Update
BaaS	Banking-as-a-Service
Basel III Rule	Basel III regulatory capital reforms required by the Dodd-Frank Act
BHCA	Bank Holding Company Act of 1956, as amended
CBLR	Community Bank Leverage Ratio
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity and Infrastructure Security Agency
COVID	Coronavirus Disease
CRA	Community Reinvestment Act
CRA Proposal	Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations
CRE	Commercial Real Estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund
EAD	Exposure at default
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FinTech	Financial Technology
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
Greensky	GreenSky, LLC
Illinois CRA	Illinois Community Reinvestment Act
LendingPoint	LendingPoint, LLC
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Midland Trust	Midland States Preferred Securities Trust
Nasdaq	Nasdaq Global Select Market
NII at Risk	Net Interest Income at Risk
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
Q-Factor	Qualitative factor
Regulatory Relief Act	Economic Growth, Regulatory Relief and Consumer Protection Act
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury
TDR	Troubled debt restructuring

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$166,471	$134,212
Federal funds sold	845	849
Cash and cash equivalents	167,316	135,061
Investment securities available for sale, at fair value	1,040,406	915,895
Equity securities, at fair value	4,494	4,501
Loans	5,958,462	6,131,079
Allowance for credit losses on loans	(78,057)	(68,502)
Total loans, net	5,880,405	6,062,577
Loans held for sale	5,043	3,811
Premises and equipment, net	81,831	82,814
Other real estate owned	8,920	9,112
Nonmarketable equity securities	33,476	43,421
Accrued interest receivable	25,931	24,934
Loan servicing rights, at lower of cost or fair value	19,577	20,253
Goodwill	161,904	161,904
Other intangible assets, net	15,019	16,108
Company-owned life insurance	205,286	203,485
Other assets	182,201	182,992
Total assets	$7,831,809	$7,866,868

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,212,382	$1,145,395
Interest-bearing deposits	5,111,602	5,164,134
Total deposits	6,323,984	6,309,529
Short-term borrowings	214,446	34,865
Federal Home Loan Bank advances and other borrowings	255,000	476,000
Subordinated debt	93,617	93,546
Trust preferred debentures	50,790	50,616
Accrued interest payable and other liabilities	102,966	110,459
Total liabilities	7,040,803	7,075,015

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at March 31, 2024 and December 31, 2023, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,485,231 and 21,551,402 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	215	216
Capital surplus	434,398	435,463
Retained earnings	327,264	322,379
Accumulated other comprehensive loss, net of tax	(81,419)	(76,753)
Total shareholders’ equity	791,006	791,853
Total liabilities and shareholders’ equity	$7,831,809	$7,866,868
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans including fees:
Taxable	$88,995	$87,459
Tax exempt	390	425
Loans held for sale	55	16
Investment securities:
Taxable	10,179	5,370
Tax exempt	418	494
Nonmarketable equity securities	687	795
Federal funds sold and cash investments	951	980
Total interest income	101,675	95,539
Interest expense:
Deposits	39,214	26,405
Short-term borrowings	836	25
Federal Home Loan Bank advances and other borrowings	3,036	6,006
Subordinated debt	1,280	1,370
Trust preferred debentures	1,389	1,229
Total interest expense	45,755	35,035
Net interest income	55,920	60,504
Provision for credit losses on loans	14,000	3,135
Net interest income after provision for credit losses	41,920	57,369
Noninterest income:
Wealth management revenue	7,132	6,411
Service charges on deposit accounts	3,116	2,745
Interchange revenue	3,358	3,412
Residential mortgage banking revenue	527	405
Income on company-owned life insurance	1,801	876
Loss on sales of investment securities, net	—	(648)
Other income	5,253	2,578
Total noninterest income	21,187	15,779
Noninterest expense:
Salaries and employee benefits	24,102	24,243
Occupancy and equipment	4,142	4,443
Data processing	6,722	6,311
FDIC insurance	1,274	1,329
Professional services	2,255	1,760
Marketing	737	703
Communications	342	511
Loan expense	1,231	818
Amortization of intangible assets	1,089	1,291
Other expense	2,973	3,073
Total noninterest expense	44,867	44,482
Income before income taxes	18,240	28,666
Income taxes	4,355	6,894
Net income	13,885	21,772
Preferred dividends	2,228	2,228
Net income available to common shareholders	$11,657	$19,544
Per common share data:
Basic earnings per common share	$0.53	$0.86
Diluted earnings per common share	$0.53	$0.86
Weighted average common shares outstanding	21,774,647	22,478,808
Weighted average diluted common shares outstanding	21,787,691	22,501,970
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$13,885	$21,772
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(7,037)	5,364
Reclassification adjustment for realized net losses on sales of investment securities included in net income	—	648
Income tax effect	1,900	(1,622)
Change in investment securities available for sale, net of tax	(5,137)	4,390
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	644	2,206
Income tax effect	(173)	(596)
Change in cash flow hedges, net of tax	471	1,610
Other comprehensive (loss) income, net of tax	(4,666)	6,000
Total comprehensive income	$9,219	$27,772
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, December 31, 2023	$110,548	$216	$435,463	$322,379	$(76,753)	$791,853
Net income	—	—	—	13,885	—	13,885
Other comprehensive loss	—	—	—	—	(4,666)	(4,666)
Common dividends declared ($0.31 per share)	—	—	—	(6,772)	—	(6,772)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(1)	(1,943)	—	—	(1,944)
Share-based compensation expense	—	—	701	—	—	701
Issuance of common stock under employee benefit plans	—	—	177	—	—	177
Balances, March 31, 2024	$110,548	$215	$434,398	$327,264	$(81,419)	$791,006

Balances, December 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
Net income	—	—	—	21,772	—	21,772
Other comprehensive income	—	—	—	—	6,000	6,000
Common dividends declared ($0.30 per share)	—	—	—	(6,749)	—	(6,749)
Preferred dividends declared ( $19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(1)	(2,800)	—	—	(2,801)
Share-based compensation expense	—	—	625	—	—	625
Issuance of common stock under employee benefit plans	—	—	450	—	—	450
Balances, March 31, 2023	$110,548	$221	$447,471	$295,200	$(77,797)	$775,643
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$13,885	$21,772
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	14,000	3,135
Depreciation on premises and equipment	1,231	1,208
Amortization of intangible assets	1,089	1,291
Amortization of operating lease right-of-use asset	402	421
Amortization of loan servicing rights	676	88
Share-based compensation expense	701	625
Increase in cash surrender value of life insurance	(1,801)	(876)
Investment securities accretion, net	(1,296)	(47)
Loss on sales of investment securities, net	—	648
Gain on sales of other real estate owned	(22)	—
Origination of loans held for sale	(14,070)	(7,507)
Proceeds from sales of loans held for sale	17,627	6,261
Gain on sale of loans held for sale	(442)	(264)
Net change in operating assets and liabilities:
Accrued interest receivable	(997)	(221)
Other assets	1,034	4,423
Accrued expenses and other liabilities	(5,100)	(14,949)
Net cash provided by operating activities	26,917	16,008
Cash flows from investing activities:
Purchases of investment securities available for sale	(172,715)	(136,881)
Proceeds from sales of investment securities available for sale	—	84,493
Maturities and payments on investment securities available for sale	42,464	13,748
Purchases of equity securities	(93)	(139)
Net decrease (increase) in loans	163,694	(49,923)
Purchases of premises and equipment	(527)	(2,788)
Proceeds from sale of premises and equipment	—	8
Purchases of nonmarketable equity securities	(58,162)	(11,315)
Proceeds from redemptions of nonmarketable equity securities	68,107	4,385
Proceeds from sales of other real estate owned	301	—
Net cash provided by (used in) investing activities	43,069	(98,412)
Cash flows from financing activities:
Net increase in deposits	14,455	60,549
Net increase (decrease) in short-term borrowings	179,581	(11,138)
Net (decrease) increase in short-term FHLB borrowings	(166,000)	92,000
Proceeds from long-term FHLB borrowings	35,000	235,000
Payments made on long-term FHLB borrowings	(90,000)	(305,000)
Cash dividends paid on preferred stock	(2,228)	(2,228)
Cash dividends paid on common stock	(6,772)	(6,749)
Common stock repurchased	(1,944)	(2,801)
Proceeds from issuance of common stock under employee benefit plans	177	450
Net cash (used in) provided by financing activities	(37,731)	60,083
Net increase (decrease) in cash and cash equivalents	32,255	(22,321)
Cash and cash equivalents:
Beginning of period	135,061	160,631
End of period	$167,316	$138,310
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$46,187	$34,888
Income tax paid (net of refunds)	985	1,409
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	51	—
Right of use assets obtained in exchange for lease obligations	222	1,130
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and guidance provided by the SEC for interim financial information. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for completed financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. Certain reclassifications of 2023 amounts have been made to conform to the 2024 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

Accounting Guidance Adopted in 2024
FASB ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method – In March 2023, the FASB issued ASU No. 2023-02, which allows for reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the type of program the tax credits are related to. The ASU is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance on January 1, 2024 on a prospective basis. The adoption of this accounting pronouncement did not have a material impact on the consolidated financial statements.
Accounting Guidance Not Yet Adopted
FASB ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures - In December 2023, the FASB issued ASU No. 2023-07, which requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity's chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis.The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company will update the related disclosures upon adoption.
FASB ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The pronouncement also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will update the related disclosures upon adoption.

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$69,487	$126	$1,890	$67,723
Mortgage-backed securities - agency	763,902	1,517	83,899	681,520
Mortgage-backed securities - non-agency	93,146	456	4,074	89,528
State and municipal securities	66,902	233	6,505	60,630
Collateralized loan obligations	33,558	102	46	33,614
Corporate securities	117,145	142	9,896	107,391
Total available for sale securities	$1,144,140	$2,576	$106,310	$1,040,406

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$1,097	$—	$—	$1,097
U.S. government sponsored entities and U.S. agency securities	74,161	176	1,765	72,572
Mortgage-backed securities - agency	650,119	2,325	77,944	574,500
Mortgage-backed securities - non-agency	87,019	414	3,904	83,529
State and municipal securities	62,952	258	5,750	57,460
Collateralized loan obligations	27,646	3	84	27,565
Corporate securities	109,598	41	10,467	99,172
Total available for sale securities	$1,012,592	$3,217	$99,914	$915,895

The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at March 31, 2024. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$12,571	$12,566
After one year through five years	101,298	98,686
After five years through ten years	136,040	122,565
After ten years	37,183	35,541
Mortgage-backed securities	857,048	771,048
Total available for sale securities	$1,144,140	$1,040,406

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Investment securities available for sale
Proceeds from sales	$—	$84,493
Gross realized gains on sales	—	338
Gross realized losses on sales	—	(986)

Unrealized losses and fair values for investment securities available for sale as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$28,789	$50	$21,364	$1,840	$50,153	$1,890
Mortgage-backed securities - agency	160,215	6,769	383,450	77,130	543,665	83,899
Mortgage-backed securities - non-agency	30,644	453	18,920	3,621	49,564	4,074
State and municipal securities	51,422	6,505	—	—	51,422	6,505
Collateralized loan obligations	14,712	46	—	—	14,712	46
Corporate securities	3,671	62	88,991	9,834	92,662	9,896
Total available for sale securities	$289,453	$13,885	$512,725	$92,425	$802,178	$106,310

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	42,826	87	8,323	1,678	51,149	1,765
Mortgage-backed securities - agency	130,106	7,386	348,476	70,558	478,582	77,944
Mortgage-backed securities - non-agency	8,852	353	19,418	3,551	28,270	3,904
State and municipal securities	51,497	5,750	—	—	51,497	5,750
Collateralized loan obligations	14,763	84	—	—	14,763	84
Corporate securities	4,688	53	84,662	10,414	89,350	10,467
Total available for sale securities	$252,732	$13,713	$460,879	$86,201	$713,611	$99,914
    At March 31, 2024, 285 investment securities available for sale had unrealized losses with aggregate depreciation of 11.70% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.

NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial:
Commercial	$813,963	$825,938
Commercial other	601,704	656,592
Commercial real estate:
Commercial real estate non-owner occupied	1,591,455	1,622,668
Commercial real estate owner occupied	450,149	436,857
Multi-family	287,586	279,904
Farmland	67,923	67,416
Construction and land development	474,128	452,593
Total commercial loans	4,286,908	4,341,968
Residential real estate:
Residential first lien	316,310	317,388
Other residential	62,273	63,195
Consumer:
Consumer	99,157	107,743
Consumer other	737,935	827,435
Lease financing	455,879	473,350
Total loans	$5,958,462	$6,131,079
Total loans include net deferred loan costs of $3.5 million and $3.8 million at March 31, 2024 and December 31, 2023, respectively, and unearned discounts of $64.4 million and $66.4 million within the lease financing portfolio at March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024, the Company had residential real estate loans held for sale totaling $5.0 million, compared to $3.8 million at December 31, 2023. The Company sold loans and leases with proceeds totaling $17.6 million and $6.3 million during the three months ended March 31, 2024 and 2023, respectively.
Classifications of Loan Portfolio
The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company monitors the performance of its loan portfolio and estimates its allowance for credit losses on loans.
Commercial—Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, and other sources of repayment. Commercial FHA warehouse lines of $8.0 million as of March 31, 2024 were included in this classification.
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

Residential real estate—Loans, secured by residential properties, that generally do not qualify for secondary market sale; however, the risk to return and/or overall relationship are considered acceptable to the Company. This category also includes loans whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three months ended March 31, 2024 and 2023, are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Beginning balance	$20,990	$19,776
Repayments and other reductions	(264)	(257)
Ending balance	$20,726	$19,519

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2024 and 2023:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended March 31, 2024:
Balance, beginning of period	$21,847	$20,229	$4,163	$5,553	$3,770	$12,940	$68,502
Provision for credit losses on loans	1,776	1,677	8,466	82	(11)	2,010	14,000
Charge-offs	(2,410)	(691)	—	(35)	(235)	(1,665)	(5,036)
Recoveries	116	152	—	55	87	181	591
Balance, end of period	$21,329	$21,367	$12,629	$5,655	$3,611	$13,466	$78,057

Changes in allowance for credit losses on loans for the three months ended March 31, 2023:
Balance, beginning of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051
Provision for credit losses on loans	1,998	(330)	7	63	700	697	3,135
Charge-offs	(969)	(746)	—	(31)	(263)	(390)	(2,399)
Recoveries	94	2	—	17	93	74	280
Balance, end of period	$15,762	$28,216	$2,442	$4,350	$4,129	$7,168	$62,067
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$3,572	$—	$3,572	$3,560	$—	$3,560
Commercial other	6,251	—	6,251	4,941	—	4,941
Commercial real estate:
Commercial real estate non-owner occupied	6,544	14,902	21,446	1,614	14,098	15,712
Commercial real estate owner occupied	4,198	6,500	10,698	4,276	6,500	10,776
Multi-family	3,413	2,652	6,065	240	6,015	6,255
Farmland	1,265	—	1,265	1,148	—	1,148
Construction and land development	15,724	10,594	26,318	39	—	39
Total commercial loans	40,967	34,648	75,615	15,818	26,613	42,431
Residential real estate:
Residential first lien	2,658	590	3,248	2,583	490	3,073
Other residential	670	—	670	635	—	635
Consumer:
Consumer	91	—	91	134	—	134
Lease financing	10,185	15	10,200	9,097	36	9,133
Total loans	$54,571	$35,253	$89,824	$28,267	$27,139	$55,406
    There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2024 and 2023 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $1.3 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
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
The table below presents the value of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of March 31, 2024 and December 31, 2023:

	Type of Collateral
(dollars in thousands)	Real Estate	Equipment	Total
March 31, 2024
Commercial:
Commercial	$—	$1,972	$1,972
Commercial other	—	1,399	1,399
Commercial real estate:
Non-owner occupied	20,293	—	20,293
Owner occupied	9,275	—	9,275
Multi-family	20,461	—	20,461
Construction and land development	26,204	—	26,204
Total collateral dependent loans	$76,233	$3,371	$79,604

December 31, 2023
Commercial:
Commercial	$—	$1,972	$1,972
Commercial other	—	1,232	1,232
Commercial real estate:
Non-owner occupied	14,147	—	14,147
Owner occupied	9,275	—	9,275
Multi-family	5,143	—	5,143
Total collateral dependent loans	$28,565	$3,204	$31,769

The aging status of the recorded investment in loans by portfolio as of March 31, 2024 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$4,164	$640	$450	$5,254	$3,572	$805,137	$813,963
Commercial other	12,247	4,474	3	16,724	6,251	578,729	601,704
Commercial real estate:
Commercial real estate non-owner occupied	7,072	4,339	—	11,411	21,446	1,558,598	1,591,455
Commercial real estate owner occupied	284	265	—	549	10,698	438,902	450,149
Multi-family	—	—	14,483	14,483	6,065	267,038	287,586
Farmland	3	—	—	3	1,265	66,655	67,923
Construction and land development	—	—	—	—	26,318	447,810	474,128
Total commercial loans	23,770	9,718	14,936	48,424	75,615	4,162,869	4,286,908
Residential real estate:
Residential first lien	429	—	212	641	3,248	312,421	316,310
Other residential	142	52	—	194	670	61,409	62,273
Consumer:
Consumer	39	22	—	61	91	99,005	99,157
Consumer other	6,735	4,126	2	10,863	—	727,072	737,935
Lease financing	8,646	5,174	5	13,825	10,200	431,854	455,879
Total loans	$39,761	$19,092	$15,155	$74,008	$89,824	$5,794,630	$5,958,462
The aging status of the recorded investment in loans by portfolio as of December 31, 2023 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$9,340	$504	$—	$9,844	$3,560	$812,534	$825,938
Commercial other	11,156	5,990	781	17,927	4,941	633,724	656,592
Commercial real estate:
Commercial real estate non-owner occupied	384	—	—	384	15,712	1,606,572	1,622,668
Commercial real estate owner occupied	—	—	—	—	10,776	426,081	436,857
Multi-family	14,506	8,140	—	22,646	6,255	251,003	279,904
Farmland	—	120	—	120	1,148	66,148	67,416
Construction and land development	211	10,593	—	10,804	39	441,750	452,593
Total commercial loans	35,597	25,347	781	61,725	42,431	4,237,812	4,341,968
Residential real estate:
Residential first lien	69	299	161	529	3,073	313,786	317,388
Other residential	100	50	—	150	635	62,410	63,195
Consumer:
Consumer	62	20	—	82	134	107,527	107,743
Consumer other	7,225	4,561	3	11,789	—	815,646	827,435
Lease financing	7,622	1,826	—	9,448	9,133	454,769	473,350
Total loans	$50,675	$32,103	$945	$83,723	$55,406	$5,991,950	$6,131,079

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
In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction or principal forgiveness, may be granted. During the three months ended March 31, 2024 the Company restructured four loans and three leases for borrowers experiencing financial difficulties with principal balances totaling $1.5 million. Each of the restructured loans and leases were provided a term extension. The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of March 31, 2024 and December 31, 2023:

			March 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$34,179	$161,363	$94,071	$63,411	$32,308	$51,224	$343,792	$780,348
		Special mention	—	—	450	—	—	169	1,103	1,722
		Substandard	970	3,321	13,192	420	322	5,229	4,867	28,321
		Substandard – nonaccrual	—	1,308	—	1,321	—	273	670	3,572
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	35,149	165,992	107,713	65,152	32,630	56,895	350,432	813,963

	Commercial other	Acceptable credit quality	31,164	117,553	177,957	89,308	49,811	49,197	77,454	592,444
		Special mention	2	—	400	368	109	94	1,071	2,044
		Substandard	—	36	220	—	—	—	709	965
		Substandard – nonaccrual	—	2,301	2,437	654	148	595	116	6,251
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	31,166	119,890	181,014	90,330	50,068	49,886	79,350	601,704

Commercial real estate	Non-owner occupied	Acceptable credit quality	183,143	181,438	540,756	294,180	102,842	185,288	6,923	1,494,570
		Special mention	—	4,423	—	181	452	277	—	5,333
		Substandard	17,978	19,027	11,474	—	—	21,627	—	70,106
		Substandard – nonaccrual	—	5,256	—	96	860	15,234	—	21,446
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	201,121	210,144	552,230	294,457	104,154	222,426	6,923	1,591,455

	Owner occupied	Acceptable credit quality	11,641	37,180	108,068	111,372	47,480	95,805	793	412,339
		Special mention	—	5,750	—	127	—	546	5	6,428
		Substandard	—	—	7,644	265	—	12,775	—	20,684
		Substandard – nonaccrual	—	109	9,419	5	159	702	304	10,698
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	11,641	43,039	125,131	111,769	47,639	109,828	1,102	450,149

	Multi-family	Acceptable credit quality	59,782	12,834	111,585	25,660	27,987	20,888	112	258,848
		Special mention	—	—	—	—	—	—	—	—
		Substandard	8,140	—	—	—	—	14,533	—	22,673
		Substandard – nonaccrual	—	1,658	—	899	—	3,508	—	6,065
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	67,922	14,492	111,585	26,559	27,987	38,929	112	287,586

	Farmland	Acceptable credit quality	1,017	9,720	4,654	15,117	12,037	21,322	1,040	64,907
		Special mention	—	—	—	1,451	—	—	—	1,451
		Substandard	—	—	—	14	—	286	—	300
		Substandard – nonaccrual	—	—	—	117	—	1,100	48	1,265
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	1,017	9,720	4,654	16,699	12,037	22,708	1,088	67,923

Construction and land development		Acceptable credit quality	9,176	69,390	229,815	88,372	—	1,566	27,125	425,444
		Special mention	—	—	9,851	3,810	—	40	—	13,701
		Substandard	—	—	—	6,000	—	—	—	6,000
		Substandard – nonaccrual	—	—	—	26,278	—	40	—	26,318
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	264	1,601	421	355	—	24	—	2,665
		Subtotal	9,440	70,991	240,087	124,815	—	1,670	27,125	474,128

Total		Acceptable credit quality	330,102	589,478	1,266,906	687,420	272,465	425,290	457,239	4,028,900
		Special mention	2	10,173	10,701	5,937	561	1,126	2,179	30,679
		Substandard	27,088	22,384	32,530	6,699	322	54,450	5,576	149,049
		Substandard – nonaccrual	—	10,632	11,856	29,370	1,167	21,452	1,138	75,615
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	264	1,601	421	355	—	24	—	2,665
Total commercial loans			$357,456	$634,268	$1,322,414	$729,781	$274,515	$502,342	$466,132	$4,286,908

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$157,498	$96,295	$71,366	$36,680	$14,688	$42,827	$369,297	$788,651
		Special mention	3,015	450	4	—	181	43	983	4,676
		Substandard	4,485	13,651	420	342	253	4,961	4,940	29,052
		Substandard – nonaccrual	1,238	—	1,321	25	79	360	536	3,559
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	166,236	110,396	73,111	37,047	15,201	48,191	375,756	825,938

	Commercial other	Acceptable credit quality	139,057	195,726	100,946	59,392	32,848	28,946	90,928	647,843
		Special mention	—	532	399	114	107	4	1,682	2,838
		Substandard	37	220	—	—	—	—	639	896
		Substandard – nonaccrual	1,819	1,918	449	184	361	94	116	4,941
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	74	—	—	—	—	—	—	74
		Subtotal	140,987	198,396	101,794	59,690	33,316	29,044	93,365	656,592

Commercial real estate	Non-owner occupied	Acceptable credit quality	237,215	653,057	309,013	110,743	82,563	124,430	6,328	1,523,349
		Special mention	4,480	—	181	457	—	274	—	5,392
		Substandard	35,811	1,658	—	—	17,835	22,911	—	78,215
		Substandard – nonaccrual	5,573	—	154	999	7,597	1,389	—	15,712
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	283,079	654,715	309,348	112,199	107,995	149,004	6,328	1,622,668

	Owner occupied	Acceptable credit quality	32,972	100,893	113,264	48,415	23,671	77,854	1,803	398,872
		Special mention	5,750	—	129	—	149	177	8	6,213
		Substandard	—	7,716	265	—	705	12,310	—	20,996
		Substandard – nonaccrual	126	9,431	28	171	27	689	304	10,776
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	38,848	118,040	113,686	48,586	24,552	91,030	2,115	436,857

	Multi-family	Acceptable credit quality	4,483	170,519	25,835	28,137	10,185	11,538	254	250,951
		Special mention	—	—	—	—	—	—	—	—
		Substandard	8,140	—	—	—	—	14,558	—	22,698
		Substandard – nonaccrual	1,700	—	899	—	104	3,552	—	6,255
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	14,323	170,519	26,734	28,137	10,289	29,648	254	279,904

	Farmland	Acceptable credit quality	10,104	4,735	13,405	12,255	3,723	18,636	1,439	64,297
		Special mention	—	—	1,451	—	—	96	—	1,547
		Substandard	—	—	133	—	22	269	—	424
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	10,104	4,735	14,989	12,255	3,745	20,101	1,487	67,416

Construction and land development		Acceptable credit quality	65,538	233,660	88,047	—	677	916	29,385	418,223
		Special mention	—	—	—	—	—	40	—	40
		Substandard	—	—	16,594	—	—	—	15,349	31,943
		Substandard – nonaccrual	—	—	—	—	—	39	—	39
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,535	432	356	—	—	25	—	2,348
		Subtotal	67,073	234,092	104,997	—	677	1,020	44,734	452,593

Total		Acceptable credit quality	646,867	1,454,885	721,876	295,622	168,355	305,147	499,434	4,092,186
		Special mention	13,245	982	2,164	571	437	634	2,673	20,706
		Substandard	48,473	23,245	17,412	342	18,815	55,009	20,928	184,224
		Substandard – nonaccrual	10,456	11,349	2,851	1,379	8,168	7,223	1,004	42,430
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,609	432	356	—	—	25	—	2,422
Total commercial loans			$720,650	$1,490,893	$744,659	$297,914	$195,775	$368,038	$524,039	$4,341,968

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three months ended March 31, 2024:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended March 31, 2024
Commercial	Commercial	$—	$—	$—	$—	$10	$1	$102	$113
	Commercial Other	—	866	1,074	294	20	43	—	2,297
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	—	—	—
	Owner occupied	—	—	—	—	138	553	—	691
	Multi-family	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$866	$1,074	$294	$168	$597	$102	$3,101
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of March 31, 2024 and December 31, 2023:

			March 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$5,943	$43,221	$73,140	$36,738	$28,978	$124,818	$12	$312,850
		Nonperforming	—	176	—	331	—	2,953	—	3,460
		Subtotal	5,943	43,397	73,140	37,069	28,978	127,771	12	316,310

	Other residential	Performing	542	2,465	1,039	329	375	2,542	54,311	61,603
		Nonperforming	—	—	—	24	—	169	477	670
		Subtotal	542	2,465	1,039	353	375	2,711	54,788	62,273

Consumer	Consumer	Performing	2,856	27,585	21,508	29,044	5,203	11,971	900	99,067
		Nonperforming	—	15	42	9	—	23	1	90
		Subtotal	2,856	27,600	21,550	29,053	5,203	11,994	901	99,157

	Consumer other	Performing	20	183,855	350,647	128,536	50,076	24,798	—	737,932
		Nonperforming	—	—	—	—	—	3	—	3
		Subtotal	20	183,855	350,647	128,536	50,076	24,801	—	737,935

Leases financing		Performing	30,896	128,315	144,134	65,687	43,798	32,844	—	445,674
		Nonperforming	—	1,342	5,107	2,720	261	775	—	10,205
		Subtotal	30,896	129,657	149,241	68,407	44,059	33,619	—	455,879

Total		Performing	40,257	385,441	590,468	260,334	128,430	196,973	55,223	1,657,126
		Nonperforming	—	1,533	5,149	3,084	261	3,923	478	14,428
Total other loans			$40,257	$386,974	$595,617	$263,418	$128,691	$200,896	$55,701	$1,671,554

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$42,550	$74,613	$37,009	$29,628	$19,647	$110,703	$4	$314,154
		Nonperforming	179	50	335	—	139	2,531	—	3,234
		Subtotal	42,729	74,663	37,344	29,628	19,786	113,234	4	317,388

	Other residential	Performing	3,245	1,113	377	409	836	2,009	54,571	62,560
		Nonperforming	—	9	—	—	—	178	448	635
		Subtotal	3,245	1,122	377	409	836	2,187	55,019	63,195

Consumer	Consumer	Performing	30,748	24,190	31,946	6,116	2,313	10,794	1,502	107,609
		Nonperforming	11	55	6	6	—	56	—	134
		Subtotal	30,759	24,245	31,952	6,122	2,313	10,850	1,502	107,743

	Consumer other	Performing	190,018	392,184	149,791	63,461	23,991	7,987	—	827,432
		Nonperforming	—	—	—	—	—	3	—	3
		Subtotal	190,018	392,184	149,791	63,461	23,991	7,990	—	827,435

Leases financing		Performing	143,334	157,059	74,359	50,174	30,428	8,863	—	464,217
		Nonperforming	1,485	5,043	1,482	317	612	194	—	9,133
		Subtotal	144,819	162,102	75,841	50,491	31,040	9,057	—	473,350

Total
		Performing	409,895	649,159	293,482	149,788	77,215	140,356	56,077	1,775,972
		Nonperforming	1,675	5,157	1,823	323	751	2,962	448	13,139
Total other loans			$411,570	$654,316	$295,305	$150,111	$77,966	$143,318	$56,525	$1,789,111

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three months ended March 31, 2024:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended March 31, 2024
Residential real estate	Residential first lien	$—	$—	$11	$—	$—	$—	$—	$11
	Other residential	—	—	16	—	—	—	8	24
Consumer	Consumer	—	—	—	—	6	27	—	33
	Consumer other	—	—	—	—	—	202	—	202
Lease financing		—	123	1,371	114	37	20	—	1,665
Total gross other charge-offs		$—	$123	$1,398	$114	$43	$249	$8	$1,935

NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Land	$15,968	$15,968
Buildings and improvements	78,196	78,104
Furniture and equipment	35,461	35,797
Lease right-of-use assets	7,492	7,673
Total	137,117	137,542
Accumulated depreciation	(55,286)	(54,728)
Premises and equipment, net	$81,831	$82,814
    Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.2 million for each period.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 7 months to 14 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.5 million and $7.7 million as of March 31, 2024 and December 31, 2023, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $9.0 million and $9.3 million as of March 31, 2024 and December 31, 2023, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Operating lease cost	$476	$484
Operating cash flows from leases	572	590
Right-of-use assets obtained in exchange for lease obligations	222	1,130
Weighted average remaining lease term	7.61 years	8.10 years
Weighted average discount rate	3.44%	3.26%
The projected minimum rental payments under the terms of the leases as of March 31, 2024 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2024 remaining	$1,475
2025	1,402
2026	1,277
2027	1,132
2028	1,074
Thereafter	3,976
Total future minimum lease payments	10,336
Less imputed interest	(1,305)
Total operating lease liabilities	$9,031

NOTE 5 – DERIVATIVE INSTRUMENTS
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

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities
The Company issues interest rate lock commitments on originated fixed-rate residential real estate loans to be sold. The interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets or other liabilities in the consolidated balance sheets. Changes in the fair value of derivative financial instruments are recognized in residential mortgage banking revenue in the consolidated statements of income.
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at March 31, 2024 and December 31, 2023:

	Notional amount		Fair value gain
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivative instruments (included in other assets):
Interest rate lock commitments	$5,564	$2,405	$116	$62

	Notional amount		Fair value loss
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	$8,500	$5,000	$19	$83
During both the three months ended March 31, 2024 and 2023, the Company recognized net gains of $0.1 million on derivative instruments in residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
The Company periodically enters into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The following table summarizes the Company's receive-fixed, pay-variable interest rate swaps on certain pools of loans indexed to prime at March 31, 2024 and December 31, 2023

(dollars in thousands)	March 31, 2024	December 31, 2023
Notional Amount	$425,000	$400,000
Fair value loss included in other liabilities	(8,895)	(8,443)
Tax effected amount included in accumulated other comprehensive (loss) income	(5,693)	(6,164)
Average remaining life	2.56	2.67
Weighted average pay rate	6.37%	6.55%
Weighted average receive rate	5.40%	5.41%
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
The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $6.8 million and $6.9 million at March 31, 2024 and December 31, 2023, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.4 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 6 – DEPOSITS
The following table summarizes the classification of deposits as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$1,212,382	$1,145,395
Interest-bearing:
Checking	2,394,163	2,511,840
Money market	1,128,463	1,135,629
Savings	555,552	559,267
Time	1,033,424	957,398
Total deposits	$6,323,984	$6,309,529

NOTE 7 – SHORT-TERM BORROWINGS
The following table presents the distribution of securities sold under agreements to repurchase and federal funds purchased and the related weighted average interest rates as of March 31, 2024:

	As of and for the quarter ended
	March 31, 2024
(dollars in thousands)	Repurchase agreements	Federal funds purchased
Outstanding at period-end	$7,446	$207,000
Average amount outstanding	7,347	57,835
Maximum amount outstanding at any month end	7,446	207,000
Weighted average interest rate:
During period	0.26%	5.78%
End of period	0.25%	5.44%
NOTE 8 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
FHLB advances – fixed rate, fixed term at rates averaging 4.64% and 4.94% at March 31, 2024 and December 31, 2023 - maturing through February 2029	$100,000	$150,000
FHLB advances – putable fixed rate at rates averaging 3.11% and 3.07% at March 31, 2024 and December 31, 2023, respectively – maturing through February 2028 with call provisions through October 2024	155,000	160,000
FHLB advances – Short term fixed rate at rates averaging 5.45% at December 31, 2023 – matured January 2024	—	166,000
Total FHLB advances and other borrowings	$255,000	$476,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $3.01 billion and $2.98 billion at March 31, 2024 and December 31, 2023, respectively.

NOTE 9 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at March 31, 2024 and December 31, 2023:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At March 31, 2024
Outstanding amount	$66,750	$27,250	$94,000
Carrying amount	66,632	26,985	93,617
Current rate	5.00%	5.50%
At December 31, 2023
Outstanding amount	$66,750	$27,250	$94,000
Carrying amount	66,573	26,973	93,546
Current rate	5.00%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually	Semiannually
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 10 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Net income	$13,885	$21,772
Preferred dividends declared	(2,228)	(2,228)
Net income available to common shareholders	11,657	19,544
Common shareholder dividends	(6,666)	(6,669)
Unvested restricted stock award dividends	(106)	(80)
Undistributed earnings to unvested restricted stock awards	(75)	(151)
Undistributed earnings to common shareholders	$4,810	$12,644
Basic
Distributed earnings to common shareholders	$6,666	$6,669
Undistributed earnings to common shareholders	4,810	12,644
Total common shareholders earnings, basic	$11,476	$19,313
Diluted
Distributed earnings to common shareholders	$6,666	$6,669
Undistributed earnings to common shareholders	4,810	12,644
Total common shareholders earnings	11,476	19,313
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders earnings, diluted	$11,476	$19,313
Weighted average common shares outstanding, basic	21,774,647	22,478,808
Options	13,044	23,162
Weighted average common shares outstanding, diluted	21,787,691	22,501,970
Basic earnings per common share	$0.53	$0.86
Diluted earnings per common share	0.53	0.86

Antidilutive stock options(1)	235,652	265,831
(1)The diluted earnings per common share computation excludes antidilutive stock options because the exercise prices of these stock options exceeded the average market prices of the Company's common shares for those respective periods.
NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at March 31, 2024 and December 31, 2023, are summarized below:

	March 31, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$67,723	$—	$67,723	$—
Mortgage-backed securities - agency	681,520	—	681,520	—
Mortgage-backed securities - non-agency	89,528	—	89,528	—
State and municipal securities	60,630	—	60,630	—
Collateralized loan obligations	33,614	—	33,614	—
Corporate securities	107,391	—	107,391	—
Equity securities	4,494	4,494	—	—
Loans held for sale	5,043	—	5,043	—
Derivative assets	1,585	—	1,585	—
Total	$1,051,528	$4,494	$1,047,034	$—
Liabilities
Derivative liabilities	$9,287	$—	$9,287	$—
Total	$9,287	$—	$9,287	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$20,740	$—	$19,115	$1,625
Other real estate owned	8,920	—	8,920	—

	December 31, 2023
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$1,097	$1,097	$—	$—
U.S. government sponsored entities and U.S. agency securities	72,572	—	72,572	—
Mortgage-backed securities - agency	574,500	—	574,500	—
Mortgage-backed securities - non-agency	83,529	—	83,529	—
State and municipal securities	57,460	—	57,460	—
Corporate securities	99,172	—	99,172	—
Equity securities	4,501	4,501	—	—
Loans held for sale	3,811	—	3,811	—
Derivative assets	372	—	372	—
Total	$924,579	$5,598	$918,981	$—
Liabilities
Derivative liabilities	$8,836	$—	$8,836	$—
Total	$8,836	$—	$8,836	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$4,633	$—	$3,964	$669
Other real estate owned	9,112	—	9,112	—
    The following table presents losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Nonperforming loans	$4,834	$1,103
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at March 31, 2024 and December 31, 2023:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
March 31, 2024
Nonperforming loans	$1,625	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25.80% - 100.00% (51.90%)

December 31, 2023
Nonperforming loans	$669	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	24.38% - 100.00% (27.46%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$5,043	$259	$4,784	$3,811	$203	$3,608
The following table presents the amount of gains from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Residential loans held for sale	$18	$99
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$166,471	$166,471	$166,471	$—	$—
Federal funds sold	845	845	845	—	—
Loans	5,958,462	5,888,375	—	—	5,888,375
Accrued interest receivable	25,931	25,931	—	25,931	—

Liabilities
Deposits	$6,323,984	$6,304,279	$—	$6,304,279	$—
Short-term borrowings	214,446	214,446	207,000	7,446	—
FHLB and other borrowings	255,000	252,517	—	252,517	—
Subordinated debt	93,617	86,353	—	86,353	—
Trust preferred debentures	50,790	53,240	—	53,240	—

	December 31, 2023
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$134,212	$134,212	$134,212	$—	$—
Federal funds sold	849	849	849	—	—
Loans	6,131,079	6,129,244	—	—	6,129,244
Accrued interest receivable	24,934	24,934	—	24,934	—

Liabilities
Deposits	$6,309,529	$6,294,979	$—	$6,294,979	$—
Short-term borrowings	34,865	34,865	25,000	9,865	—
FHLB and other borrowings	476,000	475,240	—	475,240	—
Subordinated debt	93,546	90,253	—	90,253	—
Trust preferred debentures	50,616	51,626	—	51,626	—
The methods utilized to measure fair value of financial instruments at March 31, 2024 and December 31, 2023 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 12 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$827,049	$855,489
Financial guarantees – standby letters of credit	23,689	22,745
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2024 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three months ended March 31, 2024 and 2023. The liability for unresolved repurchase demands totaled $0.1 million at both March 31, 2024 and December 31, 2023.

NOTE 13 – SEGMENT INFORMATION
The Company's reportable segments are comprised of strategic business units primarily based upon industry categories and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considers organizational structure and is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy and allocate resources. The Company's chief operating decision maker is the Chief Executive Officer of the Company. Management has determined that the Company has three reportable segments consisting of Banking, Wealth Management and Corporate.
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
The Corporate segment includes the holding company financing and investment activities, administrative expenses, as well as the elimination of intercompany transactions. The Corporate segment also included our captive insurance business unit for the three months ended March 31, 2023. This business was dissolved as of December 31, 2023.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2023 Form 10-K.
Transactions between segments consist primarily of borrowed funds and servicing fees. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Banking segment.

Selected business segment financial information for the three months ended March 31, 2024 and 2023 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended March 31, 2024
Net interest income (expense)	$58,216	$(8)	$(2,288)	$55,920
Provision for credit losses	14,000	—	—	14,000
Noninterest income	14,491	7,132	(436)	21,187
Noninterest expense	40,098	5,412	(643)	44,867
Income (loss) before income taxes (benefit)	18,609	1,712	(2,081)	18,240
Income taxes (benefit)	4,461	690	(796)	4,355
Net income (loss)	$14,148	$1,022	$(1,285)	$13,885
Total assets	$7,810,328	$33,103	$(11,622)	$7,831,809

Three Months Ended March 31, 2023
Net interest income (expense)	$62,608	$—	$(2,104)	$60,504
Provision for credit losses	3,135	—	—	3,135
Noninterest income	9,621	6,411	(253)	15,779
Noninterest expense	39,847	4,841	(206)	44,482
Income (loss) before income taxes (benefit)	29,247	1,570	(2,151)	28,666
Income taxes (benefit)	7,206	439	(751)	6,894
Net income (loss)	$22,041	$1,131	$(1,400)	$21,772
Total assets	$7,918,339	$29,828	$(17,993)	$7,930,174

NOTE 14 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$6,267	$5,636
Investment advisory and brokerage fees	423	431
Other	442	344
Service charges on deposit accounts:
Nonsufficient fund fees	1,822	1,698
Other	1,294	870
Interchange revenues	3,358	3,412
Other income:
Merchant services revenue	344	358
Other	98	630
Noninterest income - out-of-scope of Topic 606	7,139	2,400
Total noninterest income	$21,187	$15,779
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2024, as compared to December 31, 2023, and operating results for the three months ended March 31, 2024 and 2023. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2023.
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three months ended March 31, 2024 and 2023, and our financial condition as of March 31, 2024 and December 31, 2023, and may affect the comparability of financial information we report in future fiscal periods.
Balance sheet repositioning. The Company took advantage of certain market conditions during 2023 to reposition out of lower yielding securities into other structures, which were expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $0.6 million in the three months ended March 31, 2023.

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

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Income Statement Data:
Interest income	$101,675	$95,539
Interest expense	45,755	35,035
Net interest income	55,920	60,504
Provision for credit losses	14,000	3,135
Noninterest income	21,187	15,779
Noninterest expense	44,867	44,482
Income before income taxes	18,240	28,666
Income taxes	4,355	6,894
Net income	13,885	21,772
Preferred dividends	2,228	2,228
Net income available to common shareholders	$11,657	$19,544
Per Share Data:
Basic earnings per common share	$0.53	$0.86
Diluted earnings per common share	$0.53	$0.86
Performance Metrics:
Return on average assets	0.72%	1.12%
Return on average shareholders' equity	7.07%	11.51%
During the three months ended March 31, 2024, we generated net income of $13.9 million, or diluted earnings per common share of $0.53, compared to net income of $21.8 million, or diluted earnings per common share of $0.86, in the three months ended March 31, 2023. Earnings for the first quarter of 2024 compared to the first quarter of 2023 decreased primarily due to a $4.6 million decrease in net interest income, a $10.9 million increase in provision for credit losses, and a $0.4 million increase in noninterest expense. These results were partially offset by a $5.4 million increase in noninterest income and a $2.5 million decrease in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources, and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for 2024 and 2023.
At its March 20, 2024 meeting, the Federal Reserve held its key interest rate steady for the fifth consecutive meeting, as the central bank awaits more data to determine when, and if, to cut rates. Federal Reserve officials also released an updated set of economic projections that show they now expect fewer rate cuts in the coming years than they estimated in December 2023. A majority of policymakers continue to expect three rate cuts this year, but they now see fewer in 2025 and 2026. They expect interest rates in the longer run to be slightly higher than they projected in December. Economic growth is also expected to be much higher this year than officials previously estimated. In 2023, the Federal Reserve increased the federal funds rate 100 basis points to a target range of 5.25%-5.50%, the highest since August 2007. The benchmark federal funds rate remains at a target range between 5.25%-5.50%, compared to a target range of 4.25%-4.50% at the beginning of 2023.
During the three months ended March 31, 2024, net interest income, on a tax-equivalent basis, decreased to $56.1 million compared to $60.7 million for the three months ended March 31, 2023. The tax-equivalent net interest margin decreased to 3.18% for the first quarter of 2024 compared to 3.39% for the first quarter of 2023.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2024 and 2023. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2024			2023
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$69,316	$951	5.52%	$85,123	$980	4.67%
Investment securities:
Taxable investment securities	933,785	10,179	4.38	731,075	5,370	2.98
Investment securities exempt from federal income tax (1)	54,931	529	3.87	78,773	625	3.22
Total securities	988,716	10,708	4.36	809,848	5,995	3.00
Loans:
Loans (2)	5,964,454	88,995	6.00	6,264,591	87,459	5.66
Loans exempt from federal income tax (1)	47,578	494	4.17	55,811	538	3.91
Total loans	6,012,032	89,489	5.99	6,320,402	87,997	5.65
Loans held for sale	3,405	55	6.56	1,506	16	4.41
Nonmarketable equity securities	35,927	687	7.69	47,819	795	6.75
Total interest-earning assets	7,109,396	101,890	5.76	7,264,698	95,783	5.35
Noninterest-earning assets	671,671			610,811
Total assets	$7,781,067			$7,875,509
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,605,946	$29,237	3.26%	$3,686,192	$22,955	2.53%
Savings deposits	555,668	477	0.34	650,138	243	0.15
Time deposits	852,440	7,310	3.45	703,039	3,121	1.80
Brokered time deposits	181,064	2,190	4.86	14,572	86	2.39
Total interest-bearing deposits	5,195,118	39,214	3.04	5,053,941	26,405	2.12
Short-term borrowings	65,182	836	5.16	38,655	25	0.26
FHLB advances and other borrowings	313,121	3,036	3.90	540,278	6,006	4.51
Subordinated debt	93,583	1,280	5.50	99,812	1,370	5.57
Trust preferred debentures	50,707	1,389	11.02	50,047	1,229	9.96
Total interest-bearing liabilities	5,717,711	45,755	3.22	5,782,733	35,035	2.46
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,151,542			1,250,899
Other noninterest-bearing liabilities	121,908			74,691
Total noninterest-bearing liabilities	1,273,450			1,325,590
Shareholders’ equity	789,906			767,186
Total liabilities and shareholders’ equity	$7,781,067			$7,875,509
Net interest income / net interest margin (3)		$56,135	3.18%		$60,748	3.39%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million for each of the three months ended March 31, 2024 and 2023.
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

	Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023
	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate
Earning assets:
Federal funds sold and cash investments	$(196)	$167	$(29)
Investment securities:
Taxable investment securities	1,846	2,963	4,809
Investment securities exempt from federal income tax	(210)	114	(96)
Total securities	1,636	3,077	4,713
Loans:
Loans	(3,987)	5,523	1,536
Loans exempt from federal income tax	(80)	36	(44)
Total loans	(4,067)	5,559	1,492
Loans held for sale	26	13	39
Nonmarketable equity securities	(210)	102	(108)
Total earning assets	$(2,811)	$8,918	$6,107
Interest-bearing liabilities:
Checking and money market deposits	$(481)	$6,763	$6,282
Savings deposits	(57)	291	234
Time deposits	989	3,200	4,189
Brokered time deposits	1,501	603	2,104
Total interest-bearing deposits	1,952	10,857	12,809
Short-term borrowings	179	632	811
FHLB advances and other borrowings	(2,349)	(621)	(2,970)
Subordinated debt	(90)	—	(90)
Trust preferred debentures	23	137	160
Total interest-bearing liabilities	$(285)	$11,005	$10,720
Net interest income	$(2,526)	$(2,087)	$(4,613)
Interest Income. Interest income, on a tax-equivalent basis, increased $6.1 million to $101.9 million in the three months ended March 31, 2024 as compared to the same quarter in 2023, primarily due to improved yields on earning assets. The yield on earning assets increased 41 basis points to 5.76% from 5.35% primarily due to the impact of increasing market interest rates.
Average earning assets decreased to $7.11 billion in the first quarter of 2024 from $7.26 billion in the same quarter of 2023. Decreases in average loans and federal funds sold and cash investments of $308.4 million and $15.8 million, respectively, were partially offset by a $178.9 million increase in investment securities.
Average loans decreased $308.4 million in the first quarter of 2024 compared to the same quarter of 2023. Average commercial loans decreased $120.6 million. Included in this category are commercial FHA warehouse lines, which decreased $12.1 million to $1.2 million in the first quarter of 2024.

Average commercial real estate loans and leases also decreased this quarter by $44.8 million and $37.5 million, respectively, compared to prior year's first quarter. Average construction loans increased this quarter by $136.9 million, compared to the prior year's first quarter, primarily due to funding draws on existing multifamily project lines. Average balances in our consumer loan portfolio decreased this quarter by $252.0 million compared to the prior year first quarter. During the fourth quarter of 2023, the Company ceased originating consumer loans through both Greensky and LendingPoint.
Interest Expense. Interest expense increased $10.7 million to $45.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The cost of interest-bearing liabilities increased to 3.22% for the first quarter of 2024, compared to 2.46% for the first quarter of 2023, due to the increase in deposit costs as a result of the rate increases announced by the Federal Reserve.
Interest expense on deposits increased $12.8 million to $39.2 million for the three months ended March 31, 2024 from the comparable period in 2023. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts increased $141.2 million, or 2.8%, to $5.20 billion for the three months ended March 31, 2024     compared to the same period one year earlier. The increase in volume was attributable to increases of brokered deposits and reciprocal deposits of $194.0 million and $227.5 million, respectively. Our retail, commercial, servicing and public fund deposits decreased $26.3 million, $156.8 million, $49.0 million, and $48.1 million, respectively.
Interest expense on FHLB advances and other borrowings decreased $3.0 million for the three months ended March 31, 2024, from the comparable period in 2023. Average balances decreased $227.2 million for the three months ended March 31, 2024, from the comparable period in 2023, as loan paydowns and increases brokered deposits replaced this funding source.
Interest expense on trust preferred debentures increased $0.2 million for the three months ended March 31, 2024, from the comparable period in 2023, due to interest rate increases, as these debt instruments reprice quarterly.
Provision for Credit Losses. The Company's provision for credit losses on loans was $14.0 million for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023. The Company recorded a specific reserve of $8.0 million on one large construction and land development loan. Net charge-offs for the quarter totaled $4.4 million compared to $2.1 million for the comparable quarter of 2023.
The provision for credit losses on loans recognized during the three months ended March 31, 2024 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. Noninterest income increased 34.3% for the three months ended March 31, 2024, compared to the same period one year prior. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2024	2023
Noninterest income:
Wealth management revenue	$7,132	$6,411	$721
Service charges on deposit accounts	3,116	2,745	371
Interchange revenue	3,358	3,412	(54)
Residential mortgage banking revenue	527	405	122
Income on Company-owned life insurance	1,801	876	925
Loss on sales of investment securities, net	—	(648)	648
Other income	5,253	2,578	2,675
Total noninterest income	$21,187	$15,779	$5,408
Wealth management revenue. Income from our wealth management business increased $0.7 million for the three months ended March 31, 204, as compared to the same period in 2023. Assets under administration increased to $3.89 billion at March 31, 2024 from $3.50 billion at March 31, 2023, primarily due to an increase in the market performance as a result of economic growth between the two periods.

Company-owned life insurance income. Income on company-owned life insurance income increased $0.9 million for the three months ended March 31, 2024, as compared to the same period in 2023. As previously discussed, the Company surrendered certain low-yielding life insurance policies and purchased additional policies in the third quarter of 2023.
Loss on sale of investment securities. The Company took advantage of certain market conditions during the three months ended March 31, 2023 to reposition out of lower yielding securities into other structures, which are expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in net losses of $0.6 million.
Other noninterest income. Other income totaled $5.3 million for the three months ended March 31, 2024, an increase of $2.7 million, as compared to the same period of 2023. Other noninterest income in 2024 included incremental servicing revenues of $3.7 million related to Greensky portfolio. In addition, we recognized amortization expense of $0.6 million on our commercial serving portfolio in the current quarter but no expense in the first quarter of 2023, as the portfolio was classified as held for sale.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2024	2023
Noninterest expense:
Salaries and employee benefits	$24,102	$24,243	$(141)
Occupancy and equipment	4,142	4,443	(301)
Data processing	6,722	6,311	411
FDIC insurance	1,274	1,329	(55)
Professional services	2,255	1,760	495
Marketing	737	703	34
Communications	342	511	(169)
Loan expense	1,231	818	413
Amortization of intangible assets	1,089	1,291	(202)
Other expense	2,973	3,073	(100)
Total noninterest expense	$44,867	$44,482	$385
    Total noninterest expense increased $0.4 million, or 0.9%, in the three months ended March 31, 2024, as compared to the same period of 2023.
Income Tax Expense. Income tax expense was $4.4 million for the three months ended March 31, 2024, as compared to $6.9 million for the three months ended March 31, 2023. The resulting effective tax rates were 23.9% and 24.0% for the three months ended March 31, 2024 and 2023, respectively.
Financial Condition
Assets. Total assets were $7.83 billion at March 31, 2024, as compared to $7.87 billion at December 31, 2023.

Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial:
Equipment finance loans	$494,068	8.3%	$531,143	8.7%
Equipment finance leases	455,879	7.7	473,350	7.7
Commercial FHA lines	8,035	0.1	—	—
Other commercial loans	913,564	15.3	951,387	15.5
Total commercial loans and leases	1,871,546	31.4	1,955,880	31.9
Commercial real estate	2,397,113	40.2	2,406,845	39.3
Construction and land development	474,128	8.0	452,593	7.4
Residential real estate	378,583	6.4	380,583	6.2
Consumer	837,092	14.0	935,178	15.2
Total loans, gross	5,958,462	100.0%	6,131,079	100.0%
Allowance for credit losses on loans	(78,057)		(68,502)
Total loans, net	$5,880,405		$6,062,577

Total loans decreased $172.6 million to $5.96 billion at March 31, 2024, as compared to December 31, 2023, as the Company originated loans in a more selective and deliberate approach to balance liquidity and funding costs. An increase in construction and land development loans of $21.5 million was offset by decreases in all other loan categories. The increase in our construction and land development portfolio was primarily driven by draws on existing lines.
Consumer loans decreased $98.1 million to $837.1 million at March 31, 2024 compared to December 31, 2023, due to loan payoffs and a cessation in loans originated through GreenSky. Our Greensky-originated loan balances decreased $77.5 million during the first quarter of 2024 to $606.0 million at March 31, 2024. In addition, during the fourth quarter of 2023, the Company ceased originating loans through LendingPoint. At March 31, 2024, the Company had $112.7 million in loans outstanding that were originated through LendingPoint, which will continue to be serviced by LendingPoint.
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

The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$537,704	18.7%	$516,295	18.1%
Skilled Nursing	420,768	14.6	469,096	16.4
Retail	466,572	16.2	454,589	15.9
Industrial/Warehouse	218,399	7.6	217,956	7.6
Hotel/Motel	176,447	6.1	159,707	5.6
Office	154,253	5.4	153,756	5.4
All other	897,098	31.4	888,039	31.0
Total commercial real estate and construction and land development loans	$2,871,241	100.0%	$2,859,438	100.0%
Loans secured by office space totaled $154.3 million and $153.8 million at March 31, 2024 and December 31, 2023, respectively, primarily located in suburban locations in Illinois and Missouri.
Residential real estate loans. Our residential real estate loans, secured by residential properties, that generally do not qualify for secondary market sale.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2024:

	March 31, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$106,058	$427,010	$541,137	$78,344	$124,373	$91,298	$—	$47,447	$1,415,667
Commercial real estate	330,647	312,529	955,687	243,948	355,598	175,316	5,530	17,858	2,397,113
Construction and land development	74,590	97,996	94,159	155,958	2,647	45,858	100	2,820	474,128
Total commercial loans	511,295	837,535	1,590,983	478,250	482,618	312,472	5,630	68,125	4,286,908
Residential real estate	4,275	5,702	8,050	18,306	24,095	36,980	169,877	111,298	378,583
Consumer	3,343	53	687,572	113,182	32,942	—	—	—	837,092
Lease financing	24,092	—	344,661	—	87,126	—	—	—	455,879
Total loans	$543,005	$843,290	$2,631,266	$609,738	$626,781	$349,452	$175,507	$179,423	$5,958,462
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $78.1 million, or 1.31% of total loans, at March 31, 2024 compared to $68.5 million, or 1.12% of total loans, at December 31, 2023. The following table allocates the allowance for credit losses on loans by loan category:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$21,329	1.51%	$21,847	1.47%
Commercial real estate	21,367	0.89	20,229	0.84
Construction and land development	12,629	2.66	4,163	0.92
Total commercial loans	55,325	1.29	46,239	1.06
Residential real estate	5,655	1.49	5,553	1.46
Consumer	3,611	0.43	3,770	0.40
Lease financing	13,466	2.95	12,940	2.73
Total allowance for credit losses on loans	$78,057	1.31%	$68,502	1.12%
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
In estimating expected credit losses as of March 31, 2024, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 1.5% to 3.0% over the next four quarters; (ii) the 10-year treasury rate decreasing from 4.2% in the first quarter of 2024 to 3.7% by the first quarter of 2025; and (iii) Illinois unemployment rate averaging 4.9% through the first quarter of 2025.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at March 31, 2024, was approximately 42 basis points of total loans, consistent with 41 basis points at December 31, 2023.
The allowance allocated to commercial loans totaled $21.3 million, or 1.51% of total commercial loans, at March 31, 2024, compared to $21.8 million, or 1.47%, at December 31, 2023. Modeled expected credit losses increased $0.2 million and qualitative factor adjustments related to commercial loans decreased $0.3 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis decreased $0.4 million from $1.8 million at December 31, 2023.
The allowance allocated to commercial real estate loans totaled $21.4 million, or 0.89% to total commercial real estate loans, at March 31, 2024, increasing $1.1 million, from $20.2 million, or 0.84% of total commercial real estate loans, at December 31, 2023. Modeled expected credit losses were unchanged from prior quarter. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $0.7 million at December 31, 2023, to $2.3 million at March 31, 2024. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $12.6 million, or 2.66% to total construction loans, at March 31, 2024, increasing $8.5 million, from $4.2 million, or 0.92% of total constructions loans, at December 31, 2023. Specific allocations for construction loans that were evaluated for expected credit losses on an individual basis total $8.0 million and $0.0 million at March 31, 2024 and December 31, 2023, respectively. This represents the specific reserve of $8.0 million on one large construction and land development loan recognized in our first current period provision for credit losses. Modeled expected credit losses decreased $0.1 million and qualitative factor adjustments related to construction loans increased $0.6 million.
The allowance allocated to the lease portfolio totaled $13.5 million, or 2.95% of total commercial leases, at March 31, 2024, increasing $0.5 million, from $12.9 million, or 2.73% of total commercial leases at December 31, 2023. Modeled expected credit losses related to commercial leases increased $0.3 million and specific allocation reserves increased $0.4 million.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance, beginning of period	$68,502	$61,051
Charge-offs:
Commercial	2,410	969
Commercial real estate	691	746
Residential real estate	35	31
Consumer	235	263
Lease financing	1,665	390
Total charge-offs	5,036	2,399
Recoveries:
Commercial	116	94
Commercial real estate	152	2
Residential real estate	55	17
Consumer	87	93
Lease financing	181	74
Total recoveries	591	280
Net charge-offs	4,445	2,119
Provision for credit losses on loans	14,000	3,135
Balance, end of period	$78,057	$62,067
Gross loans, end of period	$5,958,462	$6,354,271
Average total loans	$6,012,032	$6,320,402
Net charge-offs to average loans	0.30%	0.14%
Allowance for credit losses to total loans	1.31%	0.98%
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
Charge-offs of equipment financing loans and leases for the three months ended March 31, 2024 and 2023, totaled $3.6 million and $1.2 million, respectively, primarily due to continued weakness within the trucking and transportation sector. Net charge-offs for the three months ended March 31, 2024 totaled $4.4 million, compared to $2.1 million for the same period one year ago.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonperforming loans:
Commercial	$10,276	$9,282
Commercial real estate	53,957	33,891
Construction and land development	26,318	39
Residential real estate	4,130	3,869
Consumer	93	137
Lease financing	10,205	9,133
Total nonperforming loans	104,979	56,351
Other real estate owned and other repossessed assets	11,742	11,350
Nonperforming assets	$116,721	$67,701
Nonperforming loans to total loans	1.76%	0.92%
Nonperforming assets to total assets	1.49%	0.86%
Allowance for credit losses to nonperforming loans	74.35%	121.56%
Non-performing loans increased $48.6 million to $105.0 million at March 31, 2024, compared to $56.4 million as of December 31, 2023. Four loans totaling $47.4 million account for the increase. Of these, three loans totaling $40.8 million are multi-family construction or multi-family projects.
We did not recognize interest income on nonaccrual loans during the three months ended March 31, 2024 or 2023 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $1.3 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
The following table presents the change in our non-performing loans for the three months ended March 31, 2024:

(dollars in thousands)	Year Ended March 31, 2024
Balance, beginning of period	$56,351
New nonperforming loans	56,119
Return to performing status	(1,471)
Payments received	(3,452)
Transfer to OREO and other repossessed assets	(522)
Charge-offs	(2,046)
Balance, end of period	$104,979
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

The following table sets forth the book value and associated percentage of each category of investment securities at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$—	—%	$1,097	0.1%
U.S. government sponsored entities and U.S. agency securities	67,723	6.5	72,572	7.9
Mortgage-backed securities - agency	681,520	65.5	574,500	62.7
Mortgage-backed securities - non-agency	89,528	8.6	83,529	9.1
State and municipal securities	60,630	5.8	57,460	6.3
Collateralized loan obligations	33,614	3.2	27,565	3.0
Corporate securities	107,391	10.4	99,172	10.9
Total investment securities, available for sale, at fair value	$1,040,406	100.0%	$915,895	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2024.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%
Maturing in one to five years	33,923	3.3	5.82
Maturing in five to ten years	33,800	3.2	4.65
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$67,723	6.5%	5.23%

Mortgage-backed securities - agency:
Maturing within one year	$13,461	1.3%	4.92%
Maturing in one to five years	335,140	32.2	4.45
Maturing in five to ten years	179,363	17.2	3.17
Maturing after ten years	153,556	14.8	2.85
Total mortgage-backed securities - agency	$681,520	65.5%	3.73%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	79,896	7.7	4.69
Maturing in five to ten years	4,230	0.4	2.24
Maturing after ten years	5,402	0.5	3.21
Total mortgage-backed securities - non-agency	$89,528	8.6%	4.45%

State and municipal securities (1):
Maturing within one year	$1,175	0.1%	2.82%
Maturing in one to five years	9,253	0.9	2.59
Maturing in five to ten years	25,760	2.5	2.15
Maturing after ten years	24,442	2.3	3.99
Total state and municipal securities	$60,630	5.8%	2.95%

Collateralized loan obligations:
Maturing within one year	$6,395	0.6%	6.82%
Maturing in one to five years	16,120	1.5	6.99
Maturing in five to ten years	—	—	—
Maturing after ten years	11,099	1.1	6.49
Total collateralized loan obligations	$33,614	3.2%	6.79%

Corporate securities:
Maturing within one year	$4,997	0.5%	8.41%
Maturing in one to five years	39,390	3.8	4.42
Maturing in five to ten years	63,004	6.1	3.87
Maturing after ten years	—	—	—
Total corporate securities	$107,391	10.4%	4.25%
Total investment securities, available for sale	$1,040,406	100.0%	3.98%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at March 31, 2024.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	69,487	67,723	47,417	20,306	—	—	—	—
Mortgage-backed securities - agency	763,902	681,520	39,740	641,780	—	—	—	—
Mortgage-backed securities - non-agency	93,146	89,528	13,786	75,742	—	—	—	—
State and municipal securities	66,902	60,630	788	59,842	—	—	—	—
Collateralized loan obligations	33,558	33,614	20,246	13,368	—	—	—	—
Corporate securities	117,145	107,391	—	63,291	21,984	16,325	5,791	—
Total investment securities, available for sale	$1,144,140	$1,040,406	$121,977	$874,329	$21,984	$16,325	$5,791	$—
Liabilities. At March 31, 2024, liabilities totaled $7.04 billion compared to $7.08 billion at December 31, 2023.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $14.5 million to $6.32 billion at March 31, 2024, as compared to December 31, 2023. Increases in noninterest-bearing demand accounts and time deposits of $67.0 million and $76.0 million, respectively, during this period, were partially offset by decreases in interest-bearing checking, money market and savings account balances. Noninterest-bearing demand commercial accounts, servicing deposits and treasury services accounts increased $20.3 million, $21.4 million, and $16.7 million, respectively during the first quarter of 2024. Our noninterest-bearing deposits increased to 19.2% of total deposits at March 31, 2024 compared to 18.1% at December 31, 2023.
Brokered time deposits increased to $188.2 million at March 31, 2024 from $94.5 million at December 31, 2023, accounting for all of the increase in time deposit balances.

(dollars in thousands)	March 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,212,382	19.2%	$1,145,395	18.1%
Interest-bearing:
Checking	2,394,163	37.9	2,511,840	39.8
Money market	1,128,463	17.8	1,135,629	18.0
Savings	555,552	8.8	559,267	8.9
Time	1,033,424	16.3	957,398	15.2
Total deposits	$6,323,984	100.0%	$6,309,529	100.0%
The following table sets forth the maturity of uninsured time deposits as of March 31, 2024:

(dollars in thousands)	Amount
Three months or less	$58,488
Three to six months	24,419
Six to 12 months	7,301
After 12 months	8,763
Total	$98,971

Short-term Borrowings. Short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase totaled $214.4 million and $34.9 million at March 31, 2024 and December 31, 2023, respectively. The Company utilized additional short-term liquidity resources and reduced our reliance on FHLB advances to optimize contingent liquidity and improve our cost of funds.
FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $255.0 million and $476.0 million as of March 31, 2024 and December 31, 2023, respectively. The decrease in borrowings was due to FHLB advances totaling $251.0 million being repaid in accordance with contract terms.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity decreased $0.8 million to $791.0 million at March 31, 2024 as compared to December 31, 2023. The change in shareholders’ equity was the result of the generation of net income of $13.9 million, offset by dividends to common shareholders of $6.8 million, dividends to preferred shareholders of $2.2 million, the repurchases of common stock of $1.9 million and increase in accumulated other comprehensive losses of $4.7 million.
On December 5, 2023, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. As of March 31, 2024, the Company repurchased 73,781 shares of its common stock at a weighted average price of $26.31 under its stock repurchase program, with approximately $23.1 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $15.8 million and $20.9 million at March 31, 2024 and December 31, 2023, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$167,316	$160,631
Unpledged securities	506,158	209,184
FHLB committed liquidity	1,167,381	997,388
FRB discount window availability	613,250	12,201
Total Estimated Liquidity	$2,454,105	$1,379,404

Conditional Funding Based on Market Conditions
Additional credit facility	$431,000	$250,000
Brokered CDs (additional capacity)	$400,000	$500,000

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at March 31, 2024, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At March 31, 2024, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.
The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at March 31, 2024:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.68%	10.50%	N/A
Midland States Bank	12.77	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	11.16	8.50	N/A
Midland States Bank	11.62	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.60	7.00	N/A
Midland States Bank	11.62	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.92	4.00	N/A
Midland States Bank	10.33	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2024:
Dollar change	$497	$(295)	$(768)	$(2,519)
Percent change	0.2%	(0.1)%	(0.3)%	(1.1)%
December 31, 2023:
Dollar change	$539	$(293)	$(1,424)	$(3,162)
Percent change	0.2%	(0.1)%	(0.6)%	(1.3)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for all scenarios at March 31, 2024.

Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at March 31, 2024 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2023. Throughout the course of 2023, the bank exhibited similar trends to the industry concerning its beta assumptions related to its non-maturity deposit portfolio. Coupled with a market shift to slowing rate increases or even rate cuts into 2024, the bank did start to position its investment strategy to protect against lower rates in the future. These two aspects are the primary drivers of moving to a virtually neutral position as measured in the +/- 100 basis point rate shocks.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company’s management, including our President and
Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A– RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2024.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2024	55,166	$27.26	55,023	$23,500,019
February 1 - 29, 2024	278	24.74	—	23,500,019
March 1 - 31, 2024	18,758	23.51	18,758	23,059,060
Total	74,202	$26.30	73,781	$23,059,060
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on December 5, 2023, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2024, 73,781 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $1.9 million.
ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2024 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: May 9, 2024	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)