Form 10-Q
period 2024-06-30
Midland States Bancorp, Inc.
filed 2024-08-08
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of July 26, 2024, the Registrant had 21,393,260 shares of outstanding common stock, $0.01 par value.

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

2019 Incentive Plan	The Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan
ACL	Allowance for credit losses on loans
ASU	Accounting Standards Update
BaaS	Banking-as-a-Service
Basel III Rule	Basel III regulatory capital reforms required by the Dodd-Frank Act
BHCA	Bank Holding Company Act of 1956, as amended
CBLR	Community Bank Leverage Ratio
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity and Infrastructure Security Agency
COVID	Coronavirus Disease
CRA	Community Reinvestment Act
CRA Proposal	Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations
CRE	Commercial Real Estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund
EAD	Exposure at default
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FinTech	Financial Technology
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
Greensky	GreenSky, LLC
Illinois CRA	Illinois Community Reinvestment Act
LendingPoint	LendingPoint, LLC
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Midland Trust	Midland States Preferred Securities Trust
Nasdaq	Nasdaq Global Select Market
NII at Risk	Net Interest Income at Risk
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
Q-Factor	Qualitative factor
Regulatory Relief Act	Economic Growth, Regulatory Relief and Consumer Protection Act
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury
TDR	Troubled debt restructuring

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$123,719	$134,212
Federal funds sold	927	849
Cash and cash equivalents	124,646	135,061
Investment securities available for sale, at fair value	1,095,091	915,895
Equity securities, at fair value	4,563	4,501
Loans	5,851,994	6,131,079
Allowance for credit losses on loans	(92,183)	(68,502)
Total loans, net	5,759,811	6,062,577
Loans held for sale	5,555	3,811
Premises and equipment, net	83,040	82,814
Other real estate owned	8,304	9,112
Nonmarketable equity securities	49,001	43,421
Accrued interest receivable	25,756	24,934
Loan servicing rights, at lower of cost or fair value	18,902	20,253
Goodwill	161,904	161,904
Other intangible assets, net	14,003	16,108
Company-owned life insurance	207,211	203,485
Other assets	199,487	182,992
Total assets	$7,757,274	$7,866,868

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,108,521	$1,145,395
Interest-bearing deposits	5,009,502	5,164,134
Total deposits	6,118,023	6,309,529
Short-term borrowings	7,208	34,865
Federal Home Loan Bank advances and other borrowings	600,000	476,000
Subordinated debt	91,656	93,546
Trust preferred debentures	50,921	50,616
Accrued interest payable and other liabilities	103,694	110,459
Total liabilities	6,971,502	7,075,015

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at June 30, 2024 and December 31, 2023, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,377,215 and 21,551,402 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	214	216
Capital surplus	432,569	435,463
Retained earnings	325,022	322,379
Accumulated other comprehensive loss, net of tax	(82,581)	(76,753)
Total shareholders’ equity	785,772	791,853
Total liabilities and shareholders’ equity	$7,757,274	$7,866,868
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans including fees:
Taxable	$88,252	$91,350	$177,247	$178,809
Tax exempt	384	427	774	852
Loans held for sale	84	59	139	75
Investment securities:
Taxable	12,483	6,899	22,662	12,269
Tax exempt	254	305	672	799
Nonmarketable equity securities	963	599	1,650	1,394
Federal funds sold and cash investments	875	852	1,826	1,832
Total interest income	103,295	100,491	204,970	196,030
Interest expense:
Deposits	39,476	33,617	78,690	60,022
Short-term borrowings	308	14	1,144	39
Federal Home Loan Bank advances and other borrowings	5,836	5,396	8,872	11,402
Subordinated debt	1,265	1,335	2,545	2,705
Trust preferred debentures	1,358	1,289	2,747	2,518
Total interest expense	48,243	41,651	93,998	76,686
Net interest income	55,052	58,840	110,972	119,344
Provision for credit losses on loans	17,000	5,879	31,000	9,014
Recapture of credit losses on unfunded commitments	(200)	—	(200)	—
Total provision for credit losses	16,800	5,879	30,800	9,014
Net interest income after provision for credit losses	38,252	52,961	80,172	110,330
Noninterest income:
Wealth management revenue	6,801	6,269	13,933	12,680
Service charges on deposit accounts	3,121	2,677	6,237	5,245
Interchange revenue	3,563	3,696	6,921	7,108
Residential mortgage banking revenue	557	540	1,084	945
Income on company-owned life insurance	1,925	891	3,726	1,767
Loss on sales of investment securities, net	(152)	(869)	(152)	(1,517)
Other income	1,841	5,549	7,094	8,304
Total noninterest income	17,656	18,753	38,843	34,532
Noninterest expense:
Salaries and employee benefits	22,872	22,857	46,974	47,100
Occupancy and equipment	3,964	3,879	8,106	8,322
Data processing	7,205	6,544	13,927	12,855
FDIC insurance	1,219	1,196	2,493	2,525
Professional services	2,243	1,663	4,498	3,423
Marketing	741	670	1,478	1,373
Communications	336	496	678	1,007
Loan expense	1,250	1,420	2,481	2,238
Amortization of intangible assets	1,016	1,208	2,105	2,499
Other expense	6,633	2,961	9,606	6,034
Total noninterest expense	47,479	42,894	92,346	87,376
Income before income taxes	8,429	28,820	26,669	57,486
Income taxes	1,679	7,245	6,034	14,139
Net income	6,750	21,575	20,635	43,347
Preferred dividends	2,228	2,228	4,456	4,456
Net income available to common shareholders	$4,522	$19,347	$16,179	$38,891
Per common share data:
Basic earnings per common share	$0.20	$0.86	$0.73	$1.72
Diluted earnings per common share	$0.20	$0.86	$0.73	$1.72
Weighted average common shares outstanding	21,731,195	22,200,917	21,753,056	22,338,627
Weighted average diluted common shares outstanding	21,734,849	22,205,079	21,761,492	22,348,981
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,750	$21,575	$20,635	$43,347
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized losses that occurred during the period	(2,956)	(8,020)	(9,993)	(2,656)
Reclassification adjustment for realized net losses on sales of investment securities included in net income	152	869	152	1,517
Income tax effect	757	1,930	2,657	308
Change in investment securities available for sale, net of tax	(2,047)	(5,221)	(7,184)	(831)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	1,214	(2,331)	1,858	(125)
Income tax effect	(329)	630	(502)	34
Change in cash flow hedges, net of tax	885	(1,701)	1,356	(91)
Other comprehensive loss, net of tax	(1,162)	(6,922)	(5,828)	(922)
Total comprehensive income	$5,588	$14,653	$14,807	$42,425
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, March 31, 2024	$110,548	$215	$434,398	$327,264	$(81,419)	$791,006
Net income	—	—	—	6,750	—	6,750
Other comprehensive loss	—	—	—	—	(1,162)	(1,162)
Common dividends declared ($0.31 per share)	—	—	—	(6,764)	—	(6,764)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(1)	(3,025)	—	—	(3,026)
Share-based compensation expense	—	—	705	—	—	705
Issuance of common stock under employee benefit plans	—	—	491	—	—	491
Balances, June 30, 2024	$110,548	$214	$432,569	$325,022	$(82,581)	$785,772

Balances, December 31, 2023	$110,548	$216	$435,463	$322,379	$(76,753)	$791,853
Net income	—	—	—	20,635	—	20,635
Other comprehensive loss	—	—	—	—	(5,828)	(5,828)
Common dividends declared ($0.62 per share)	—	—	—	(13,536)	—	(13,536)
Preferred dividends declared ($38.75 per share)	—	—	—	(4,456)	—	(4,456)
Common stock repurchased	—	(2)	(4,968)	—	—	(4,970)
Share-based compensation expense	—	—	1,406	—	—	1,406
Issuance of common stock under employee benefit plans	—	—	668	—	—	668
Balances, June 30, 2024	$110,548	$214	$432,569	$325,022	$(82,581)	$785,772

Balances, March 31, 2023	$110,548	$221	$447,471	$295,200	$(77,797)	$775,643
Net income	—	—	—	21,575	—	21,575
Other comprehensive loss	—	—	—	—	(6,922)	(6,922)
Common dividends declared ($0.30 per share)	—	—	—	(6,659)	—	(6,659)
Preferred dividends declared ( $19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(3)	(6,163)	—	—	(6,166)
Share-based compensation expense	—	—	567	—	—	567
Issuance of common stock under employee benefit plans	—	—	1,011	—	—	1,011
Balances, June 30, 2023	$110,548	$218	$442,886	$307,888	$(84,719)	$776,821

Balances, December 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
Net income	—	—	—	43,347	—	43,347
Other comprehensive loss	—	—	—	—	(922)	(922)
Common dividends declared ($0.60 per share)	—	—	—	(13,408)	—	(13,408)
Preferred dividends declared ( $38.75 per share)	—	—	—	(4,456)	—	(4,456)
Common stock repurchased	—	(4)	(8,963)	—	—	(8,967)
Share-based compensation expense	—	—	1,192	—	—	1,192
Issuance of common stock under employee benefit plans	—	—	1,461	—	—	1,461
Balances, June 30, 2023	$110,548	$218	$442,886	$307,888	$(84,719)	$776,821
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$20,635	$43,347
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,800	9,014
Depreciation on premises and equipment	2,478	2,419
Amortization of intangible assets	2,105	2,499
Amortization of operating lease right-of-use asset	803	844
Amortization of loan servicing rights	1,351	172
Share-based compensation expense	1,406	1,192
Increase in cash surrender value of life insurance	(3,726)	(1,767)
Investment securities accretion, net	(2,340)	(808)
Loss on sales of investment securities, net	152	1,517
Gain on repurchase of subordinated debt	(167)	(676)
Gain on sales of other real estate owned	(22)	(819)
Impairment on other real estate owned	730	—
Origination of loans held for sale	(32,361)	(27,259)
Proceeds from sales of loans held for sale	45,807	34,344
Gain on sale of loans held for sale	(892)	(1,144)
Net change in operating assets and liabilities:
Accrued interest receivable	(822)	(687)
Other assets	(16,278)	(11,380)
Accrued expenses and other liabilities	(4,676)	9,995
Net cash provided by operating activities	44,983	60,803
Cash flows from investing activities:
Purchases of investment securities available for sale	(322,891)	(245,744)
Proceeds from sales of investment securities available for sale	45,825	99,960
Maturities and payments on investment securities available for sale	91,216	29,455
Purchases of equity securities	(150)	(192)
Proceeds from sales of equity securities	—	5,148
Net decrease (increase) in loans	257,249	(76,502)
Purchases of premises and equipment	(2,078)	(4,688)
Purchases of nonmarketable equity securities	(114,232)	(66,572)
Proceeds from redemptions of nonmarketable equity securities	108,652	65,897
Proceeds from sales of other real estate owned	301	7,346
Net cash provided by (used in) investing activities	63,892	(185,892)
Cash flows from financing activities:
Net (decrease) increase in deposits	(191,506)	61,896
Net decrease in short-term borrowings	(27,657)	(20,528)
Net increase in short-term FHLB borrowings	179,000	10,000
Proceeds from long-term FHLB borrowings	130,000	105,000
Payments made on long-term FHLB borrowings	(185,000)	—
Payments made on subordinated debt	(1,833)	(5,845)
Cash dividends paid on preferred stock	(4,456)	(4,456)
Cash dividends paid on common stock	(13,536)	(13,408)
Common stock repurchased	(4,970)	(8,967)
Proceeds from issuance of common stock under employee benefit plans	668	1,461
Net cash (used in) provided by financing activities	(119,290)	125,153
Net (decrease) increase in cash and cash equivalents	(10,415)	64
Cash and cash equivalents:
Beginning of period	135,061	160,631
End of period	$124,646	$160,695
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$92,962	$69,828
Income tax paid (net of refunds)	21,020	11,024
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	122	—
Right of use assets obtained in exchange for lease obligations	1,539	1,348
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	—	20,745
Pending settlements on securities purchased	1,000	—
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
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. Certain reclassifications of 2023 amounts have been made to conform to the 2024 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.
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
NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$2,995	$—	$1	$2,994
U.S. government sponsored entities and U.S. agency securities	52,440	131	1,740	50,831
Mortgage-backed securities - agency	790,311	882	87,017	704,176
Mortgage-backed securities - non-agency	89,379	596	3,793	86,182
State and municipal securities	73,063	160	7,072	66,151
Corporate securities	93,459	12	8,672	84,799
Other securities(1)	99,982	113	137	99,958
Total available for sale securities	$1,201,629	$1,894	$108,432	$1,095,091
(1)The fair value of other securities includes student loan asset backed securities of $63.5 million and structured financial products of $36.5 million.

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$1,097	$—	$—	$1,097
U.S. government sponsored entities and U.S. agency securities	74,161	176	1,765	72,572
Mortgage-backed securities - agency	650,119	2,325	77,944	574,500
Mortgage-backed securities - non-agency	87,019	414	3,904	83,529
State and municipal securities	62,952	258	5,750	57,460
Corporate securities	109,598	41	10,467	99,172
Other securities(1)	27,646	3	84	27,565
Total available for sale securities	$1,012,592	$3,217	$99,914	$915,895
(1)The fair value of other securities includes structured financial products of $27.6 million.
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at June 30, 2024. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$4,031	$4,020
After one year through five years	72,993	70,366
After five years through ten years	150,875	138,034
After ten years	94,040	92,313
Mortgage-backed securities	879,690	790,358
Total available for sale securities	$1,201,629	$1,095,091

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Investment securities available for sale
Proceeds from sales	$45,825	$15,467	$45,825	$99,960
Gross realized gains on sales	307	—	307	338
Gross realized losses on sales	(459)	(869)	(459)	(1,855)

Unrealized losses and fair values for investment securities available for sale as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$2,994	$1	$—	$—	$2,994	$1
U.S. government sponsored entities and U.S. agency securities	36,004	86	8,346	1,654	44,350	1,740
Mortgage-backed securities - agency	189,165	5,139	404,360	81,878	593,525	87,017
Mortgage-backed securities - non-agency	12,911	183	18,476	3,610	31,387	3,793
State and municipal securities	57,644	6,845	1,387	227	59,031	7,072
Corporate securities	26,780	2,554	55,007	6,118	81,787	8,672
Other securities	65,687	137	—	—	65,687	137
Total available for sale securities	$391,185	$14,945	$487,576	$93,487	$878,761	$108,432

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$42,826	$87	$8,323	$1,678	$51,149	$1,765
Mortgage-backed securities - agency	130,106	7,386	348,476	70,558	478,582	77,944
Mortgage-backed securities - non-agency	8,852	353	19,418	3,551	28,270	3,904
State and municipal securities	51,497	5,750	—	—	51,497	5,750
Corporate securities	4,688	53	84,662	10,414	89,350	10,467
Other securities	14,763	84	—	—	14,763	84
Total available for sale securities	$252,732	$13,713	$460,879	$86,201	$713,611	$99,914
    At June 30, 2024, 296 investment securities available for sale had unrealized losses with aggregate depreciation of 10.98% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.

NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial:
Commercial	$829,888	$825,938
Commercial other	570,979	656,592
Commercial real estate:
Commercial real estate non-owner occupied	1,621,102	1,622,668
Commercial real estate owner occupied	438,117	436,857
Multi-family	293,863	279,904
Farmland	68,423	67,416
Construction and land development	476,528	452,593
Total commercial loans	4,298,900	4,341,968
Residential real estate:
Residential first lien	315,039	317,388
Other residential	63,354	63,195
Consumer:
Consumer	94,763	107,743
Consumer other	651,279	827,435
Lease financing	428,659	473,350
Total loans	$5,851,994	$6,131,079
Total loans include net deferred loan costs of $2.9 million and $3.8 million at June 30, 2024 and December 31, 2023, respectively, and unearned discounts of $59.6 million and $66.4 million within the lease financing portfolio at June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024, the Company had residential real estate loans held for sale totaling $5.6 million, compared to $3.8 million at December 31, 2023. The Company sold loans and leases with proceeds totaling $28.2 million and $45.8 million during the three and six months ended June 30, 2024 and $28.0 million and $34.3 million during the three and six months ended June 30, 2023, respectively.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three and six months ended June 30, 2024 and 2023, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$20,726	$19,519	$20,990	$19,776
New loans and other additions	500	2,367	500	2,367
Repayments and other reductions	(332)	(317)	(596)	(574)
Ending balance	$20,894	$21,569	$20,894	$21,569

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and six months ended June 30, 2024 and 2023:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended June 30, 2024:
Balance, beginning of period	$21,329	$21,367	$12,629	$5,655	$3,611	$13,466	$78,057
Provision for credit losses on loans	5,733	(1,253)	336	(475)	10,817	1,842	17,000
Charge-offs	(2,968)	(5)	—	—	(199)	(2,084)	(5,256)
Recoveries	153	2,088	1	13	63	64	2,382
Balance, end of period	$24,247	$22,197	$12,966	$5,193	$14,292	$13,288	$92,183

Changes in allowance for credit losses on loans for the six months ended June 30, 2024:
Balance, beginning of period	$21,847	$20,229	$4,163	$5,553	$3,770	$12,940	$68,502
Provision for credit losses on loans	7,509	424	8,802	(393)	10,806	3,852	31,000
Charge-offs	(5,378)	(696)	—	(35)	(434)	(3,749)	(10,292)
Recoveries	269	2,240	1	68	150	245	2,973
Balance, end of period	$24,247	$22,197	$12,966	$5,193	$14,292	$13,288	$92,183

Changes in allowance for credit losses on loans for the three months ended June 30, 2023:
Balance, beginning of period	$15,762	$28,216	$2,442	$4,350	$4,129	$7,168	$62,067
Provision for credit losses on loans	196	2,427	1,049	1,207	4	996	5,879
Charge-offs	(1,071)	(1,544)	(334)	(54)	(260)	(771)	(4,034)
Recoveries	403	326	32	48	80	149	1,038
Balance, end of period	$15,290	$29,425	$3,189	$5,551	$3,953	$7,542	$64,950

Changes in allowance for credit losses on loans for the six months ended June 30, 2023:
Balance, beginning of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051
Provision for credit losses on loans	2,194	2,097	1,056	1,270	704	1,693	9,014
Charge-offs	(2,040)	(2,290)	(334)	(85)	(523)	(1,161)	(6,433)
Recoveries	497	328	32	65	173	223	1,318
Balance, end of period	$15,290	$29,425	$3,189	$5,551	$3,953	$7,542	$64,950
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share risk characteristics with other loans in the pool. The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$6,329	$—	$6,329	$3,560	$—	$3,560
Commercial other	7,874	—	7,874	4,941	—	4,941
Commercial real estate:
Commercial real estate non-owner occupied	13,061	7,648	20,709	1,614	14,098	15,712
Commercial real estate owner occupied	10,827	—	10,827	4,276	6,500	10,776
Multi-family	3,547	16,997	20,544	240	6,015	6,255
Farmland	1,301	—	1,301	1,148	—	1,148
Construction and land development	15,724	10,594	26,318	39	—	39
Total commercial loans	58,663	35,239	93,902	15,818	26,613	42,431
Residential real estate:
Residential first lien	3,285	455	3,740	2,583	490	3,073
Other residential	609	—	609	635	—	635
Consumer:
Consumer	77	—	77	134	—	134
Lease financing	12,115	15	12,130	9,097	36	9,133
Total loans	$74,749	$35,709	$110,458	$28,267	$27,139	$55,406
    There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2024 and 2023 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.3 million and $3.6 million for the three and six months ended June 30, 2024 and $0.8 million and $1.6 million for the three and six months ended June 30, 2023, respectively.
Collateral Dependent Financial Assets
A collateral dependent financial asset is a loan that relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral’s value increases and the loan may become collateral dependent.
The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of June 30, 2024 and December 31, 2023:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
June 30, 2024
Commercial:
Commercial	$—	$3,622	$—	$3,622
Commercial other	—	—	765	765
Commercial real estate:
Non-owner occupied	19,136	—	—	19,136
Owner occupied	9,285	—	—	9,285
Multi-family	20,453	—	—	20,453
Construction and land development	26,278	—	—	26,278
Lease financing	—	—	1,139	1,139
Total collateral dependent loans	$75,152	$3,622	$1,904	$80,678

December 31, 2023
Commercial:
Commercial	$—	$—	$1,972	$1,972
Commercial other	—	—	1,232	1,232
Commercial real estate:
Non-owner occupied	14,147	—	—	14,147
Owner occupied	9,275	—	—	9,275
Multi-family	5,143	—	—	5,143
Total collateral dependent loans	$28,565	$—	$3,204	$31,769

The aging status of the recorded investment in loans by portfolio as of June 30, 2024 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$9,389	$564	$—	$9,953	$6,329	$813,606	$829,888
Commercial other	11,730	3,630	840	16,200	7,874	546,905	570,979
Commercial real estate:
Commercial real estate non-owner occupied	65	—	—	65	20,709	1,600,328	1,621,102
Commercial real estate owner occupied	7,635	264	—	7,899	10,827	419,391	438,117
Multi-family	—	—	—	—	20,544	273,319	293,863
Farmland	—	—	—	—	1,301	67,122	68,423
Construction and land development	—	—	—	—	26,318	450,210	476,528
Total commercial loans	28,819	4,458	840	34,117	93,902	4,170,881	4,298,900
Residential real estate:
Residential first lien	423	—	510	933	3,740	310,366	315,039
Other residential	49	9	—	58	609	62,687	63,354
Consumer:
Consumer	109	11	—	120	77	94,566	94,763
Consumer other	6,097	3,740	—	9,837	—	641,442	651,279
Lease financing	6,743	3,587	316	10,646	12,130	405,883	428,659
Total loans	$42,240	$11,805	$1,666	$55,711	$110,458	$5,685,825	$5,851,994
The aging status of the recorded investment in loans by portfolio as of December 31, 2023 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$9,340	$504	$—	$9,844	$3,560	$812,534	$825,938
Commercial other	11,156	5,990	781	17,927	4,941	633,724	656,592
Commercial real estate:
Commercial real estate non-owner occupied	384	—	—	384	15,712	1,606,572	1,622,668
Commercial real estate owner occupied	—	—	—	—	10,776	426,081	436,857
Multi-family	14,506	8,140	—	22,646	6,255	251,003	279,904
Farmland	—	120	—	120	1,148	66,148	67,416
Construction and land development	211	10,593	—	10,804	39	441,750	452,593
Total commercial loans	35,597	25,347	781	61,725	42,431	4,237,812	4,341,968
Residential real estate:
Residential first lien	69	299	161	529	3,073	313,786	317,388
Other residential	100	50	—	150	635	62,410	63,195
Consumer:
Consumer	62	20	—	82	134	107,527	107,743
Consumer other	7,225	4,561	3	11,789	—	815,646	827,435
Lease financing	7,622	1,826	—	9,448	9,133	454,769	473,350
Total loans	$50,675	$32,103	$945	$83,723	$55,406	$5,991,950	$6,131,079

Loan Restructurings
The Company may offer various types of concessions when a borrower is experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows including principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Commercial and industrial loans modified in a loan restructuring often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested.
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
The following table represents, by loan portfolio segment, a summary of the loan restructuring for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(dollars in thousands)	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial:
Commercial other	$1,161	8	$500	3	$1,907	12	$600	5
Commercial real estate:
Commercial real estate non-owner occupied	6,456	1	—	—	6,456	1	—	—
Total commercial loans	7,617	9	500	3	8,363	13	600	5
Residential real estate:
Residential first lien	66	1	—	—	66	1	—	—
Other residential	81	2	—	—	81	2	—	—
Consumer:
Consumer	26	1	—	—	26	1	—	—
Lease financing	1,416	6	—	—	2,132	9	—	—
Total loan restructurings	$9,206	19	$500	3	$10,668	26	$600	5

	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Interest Rate Reduction	$480	2	$—	—	$480	2	$—	—
Term Extension	2,209	14	500	3	3,671	21	600	5
Forgiveness of Principal or Interest	—	—	—	—	—	—	—	—
Other	6,517	3	—	—	6,517	3	—	—
Total loan restructurings	$9,206	19	$500	3	$10,668	26	$600	5
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of June 30, 2024 and December 31, 2023:

			June 30, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$65,586	$160,781	$70,501	$61,312	$30,738	$48,184	$361,666	$798,768
		Special mention	—	—	—	—	—	157	260	417
		Substandard	1,349	3,080	12,974	420	301	1,589	4,661	24,374
		Substandard – nonaccrual	—	853	385	570	—	3,859	662	6,329
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—		—	—	—	—
		Subtotal	66,935	164,714	83,860	62,302	31,039	53,789	367,249	829,888

	Commercial other	Acceptable credit quality	50,149	107,601	160,250	78,838	41,032	40,630	81,279	559,779
		Special mention	2	193	1,328	356	93	69	1,039	3,080
		Substandard	—	34	—	—	—	—	212	246
		Substandard – nonaccrual	—	3,132	2,888	918	137	683	116	7,874
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	50,151	110,960	164,466	80,112	41,262	41,382	82,646	570,979

Commercial real estate	Non-owner occupied	Acceptable credit quality	271,768	179,078	526,050	281,470	86,463	171,819	8,107	1,524,755
		Special mention	—	4,367	—	179	447	185	—	5,178
		Substandard	23,472	9,912	11,517	—	4,668	20,891	—	70,460
		Substandard – nonaccrual	—	—	—	91	860	19,758	—	20,709
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	295,240	193,357	537,567	281,740	92,438	212,653	8,107	1,621,102

	Owner occupied	Acceptable credit quality	22,055	38,924	97,801	105,249	46,926	88,723	792	400,470
		Special mention	—	—	—	126	—	535	2	663
		Substandard	—	5,666	7,635	264	—	12,592	—	26,157
		Substandard – nonaccrual	108	98	8,570	—	22	1,725	304	10,827
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	22,163	44,688	114,006	105,639	46,948	103,575	1,098	438,117

	Multi-family	Acceptable credit quality	60,108	12,809	118,073	25,443	27,755	20,646	296	265,130
		Special mention	—	—	—	—	—	—	—	—
		Substandard	8,140	—	—	—	—	49	—	8,189
		Substandard – nonaccrual	91	1,616	—	899	—	17,938	—	20,544
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	68,339	14,425	118,073	26,342	27,755	38,633	296	293,863

	Farmland	Acceptable credit quality	3,011	9,674	4,636	14,535	11,402	20,824	1,460	65,542
		Special mention	—	—	—	1,451	—	—	—	1,451
		Substandard	—	—	—	14	—	115	—	129
		Substandard – nonaccrual	—	—	—	116	—	1,137	48	1,301
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	3,011	9,674	4,636	16,116	11,402	22,076	1,508	68,423

Construction and land development		Acceptable credit quality	23,239	71,328	232,968	68,230	—	1,478	28,510	425,753
		Special mention	—	—	9,851	5,324	—	40	—	15,215
		Substandard	—	—	—	6,000	—	—	—	6,000
		Substandard – nonaccrual	—	—	10,594	15,684	—	39	—	26,317
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,175	1,285	406	354	—	23	—	3,243
		Subtotal	24,414	72,613	253,819	95,592	—	1,580	28,510	476,528

Total		Acceptable credit quality	495,916	580,195	1,210,279	635,077	244,316	392,304	482,110	4,040,197
		Special mention	2	4,560	11,179	7,436	540	986	1,301	26,004
		Substandard	32,961	18,692	32,126	6,698	4,969	35,236	4,873	135,555
		Substandard – nonaccrual	199	5,699	22,437	18,278	1,019	45,139	1,130	93,901
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,175	1,285	406	354	—	23	—	3,243
Total commercial loans			$530,253	$610,431	$1,276,427	$667,843	$250,844	$473,688	$489,414	$4,298,900

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$157,498	$96,295	$71,366	$36,680	$14,688	$42,827	$369,297	$788,651
		Special mention	3,015	450	4	—	181	43	983	4,676
		Substandard	4,485	13,651	420	342	253	4,961	4,940	29,052
		Substandard – nonaccrual	1,238	—	1,321	25	79	360	536	3,559
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	166,236	110,396	73,111	37,047	15,201	48,191	375,756	825,938

	Commercial other	Acceptable credit quality	139,057	195,726	100,946	59,392	32,848	28,946	90,928	647,843
		Special mention	—	532	399	114	107	4	1,682	2,838
		Substandard	37	220	—	—	—	—	639	896
		Substandard – nonaccrual	1,819	1,918	449	184	361	94	116	4,941
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	74	—	—	—	—	—	—	74
		Subtotal	140,987	198,396	101,794	59,690	33,316	29,044	93,365	656,592

Commercial real estate	Non-owner occupied	Acceptable credit quality	237,215	653,057	309,013	110,743	82,563	124,430	6,328	1,523,349
		Special mention	4,480	—	181	457	—	274	—	5,392
		Substandard	35,811	1,658	—	—	17,835	22,911	—	78,215
		Substandard – nonaccrual	5,573	—	154	999	7,597	1,389	—	15,712
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	283,079	654,715	309,348	112,199	107,995	149,004	6,328	1,622,668

	Owner occupied	Acceptable credit quality	32,972	100,893	113,264	48,415	23,671	77,854	1,803	398,872
		Special mention	5,750	—	129	—	149	177	8	6,213
		Substandard	—	7,716	265	—	705	12,310	—	20,996
		Substandard – nonaccrual	126	9,431	28	171	27	689	304	10,776
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	38,848	118,040	113,686	48,586	24,552	91,030	2,115	436,857

	Multi-family	Acceptable credit quality	4,483	170,519	25,835	28,137	10,185	11,538	254	250,951
		Special mention	—	—	—	—	—	—	—	—
		Substandard	8,140	—	—	—	—	14,558	—	22,698
		Substandard – nonaccrual	1,700	—	899	—	104	3,552	—	6,255
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	14,323	170,519	26,734	28,137	10,289	29,648	254	279,904

	Farmland	Acceptable credit quality	10,104	4,735	13,405	12,255	3,723	18,636	1,439	64,297
		Special mention	—	—	1,451	—	—	96	—	1,547
		Substandard	—	—	133	—	22	269	—	424
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	10,104	4,735	14,989	12,255	3,745	20,101	1,487	67,416

Construction and land development		Acceptable credit quality	65,538	233,660	88,047	—	677	916	29,385	418,223
		Special mention	—	—	—	—	—	40	—	40
		Substandard	—	—	16,594	—	—	—	15,349	31,943
		Substandard – nonaccrual	—	—	—	—	—	39	—	39
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,535	432	356	—	—	25	—	2,348
		Subtotal	67,073	234,092	104,997	—	677	1,020	44,734	452,593

Total		Acceptable credit quality	646,867	1,454,885	721,876	295,622	168,355	305,147	499,434	4,092,186
		Special mention	13,245	982	2,164	571	437	634	2,673	20,706
		Substandard	48,473	23,245	17,412	342	18,815	55,009	20,928	184,224
		Substandard – nonaccrual	10,456	11,349	2,851	1,379	8,168	7,223	1,004	42,430
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,609	432	356	—	—	25	—	2,422
Total commercial loans			$720,650	$1,490,893	$744,659	$297,914	$195,775	$368,038	$524,039	$4,341,968

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and six months ended June 30, 2024:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended June 30, 2024
Commercial	Commercial	$—	$475	$—	$750	$—	$14	$—	$1,239
	Commercial Other	—	579	937	127	3	83	—	1,729
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	5	—	5
Total gross commercial charge-offs		$—	$1,054	$937	$877	$3	$102	$—	$2,973

For the six months ended June 30, 2024
Commercial	Commercial	$—	$475	$—	$750	$10	$14	$103	$1,352
	Commercial Other	—	1,445	2,011	421	23	126	—	4,026
Commercial Real Estate	Non-owner occupied	—	—	—	—	138	558	—	696
Total gross commercial charge-offs		$—	$1,920	$2,011	$1,171	$171	$698	$103	$6,074
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of June 30, 2024 and December 31, 2023:

			June 30, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$13,780	$42,466	$71,297	$36,259	$28,064	$118,874	$49	$310,789
		Nonperforming	—	142	196	523	458	2,931	—	4,250
		Subtotal	13,780	42,608	71,493	36,782	28,522	121,805	49	315,039

	Other residential	Performing	1,337	2,400	984	297	355	2,330	55,042	62,745
		Nonperforming	—	—	—	—	—	165	444	609
		Subtotal	1,337	2,400	984	297	355	2,495	55,486	63,354

Consumer	Consumer	Performing	6,512	25,468	19,629	27,238	4,597	10,259	983	94,686
		Nonperforming	—	11	41	4	—	19	2	77
		Subtotal	6,512	25,479	19,670	27,242	4,597	10,278	985	94,763

	Consumer other	Performing	65	161,083	310,716	112,879	44,810	21,726	—	651,279
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	65	161,083	310,716	112,879	44,810	21,726	—	651,279

Leases financing		Performing	49,451	113,989	131,766	57,489	36,968	26,550	—	416,213
		Nonperforming	—	2,360	5,623	3,289	434	740	—	12,446
		Subtotal	49,451	116,349	137,389	60,778	37,402	27,290	—	428,659

Total		Performing	71,145	345,406	534,392	234,162	114,794	179,739	56,074	1,535,712
		Nonperforming	—	2,513	5,860	3,816	892	3,855	446	17,382
Total other loans			$71,145	$347,919	$540,252	$237,978	$115,686	$183,594	$56,520	$1,553,094

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$42,550	$74,613	$37,009	$29,628	$19,647	$110,703	$4	$314,154
		Nonperforming	179	50	335	—	139	2,531	—	3,234
		Subtotal	42,729	74,663	37,344	29,628	19,786	113,234	4	317,388

	Other residential	Performing	3,245	1,113	377	409	836	2,009	54,571	62,560
		Nonperforming	—	9	—	—	—	178	448	635
		Subtotal	3,245	1,122	377	409	836	2,187	55,019	63,195

Consumer	Consumer	Performing	30,748	24,190	31,946	6,116	2,313	10,794	1,502	107,609
		Nonperforming	11	55	6	6	—	56	—	134
		Subtotal	30,759	24,245	31,952	6,122	2,313	10,850	1,502	107,743

	Consumer other	Performing	190,018	392,184	149,791	63,461	23,991	7,987	—	827,432
		Nonperforming	—	—	—	—	—	3	—	3
		Subtotal	190,018	392,184	149,791	63,461	23,991	7,990	—	827,435

Leases financing		Performing	143,334	157,059	74,359	50,174	30,428	8,863	—	464,217
		Nonperforming	1,485	5,043	1,482	317	612	194	—	9,133
		Subtotal	144,819	162,102	75,841	50,491	31,040	9,057	—	473,350

Total
		Performing	409,895	649,159	293,482	149,788	77,215	140,356	56,077	1,775,972
		Nonperforming	1,675	5,157	1,823	323	751	2,962	448	13,139
Total other loans			$411,570	$654,316	$295,305	$150,111	$77,966	$143,318	$56,525	$1,789,111

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and six months ended June 30, 2024:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended June 30, 2024
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$—	$—	$—
	Other residential	—	—	—	—	—	—	—	—
Consumer	Consumer	—	22	—	5	10	—	1	38
	Consumer other	1	—	—	—	—	160	—	161
Lease financing		—	946	900	223	15	—	—	2,084
Total gross other charge-offs		$1	$968	$900	$228	$25	$160	$1	$2,283

For the six months ended June 30, 2024
Residential real estate	Residential first lien	$—	$—	$11	$—	$—	$—	$—	$11
	Other residential	—	—	16	—	—	—	8	24
Consumer	Consumer	—	21	—	5	17	27	1	71
	Consumer other	1	—	—	—	—	362	—	363
Lease financing		—	1,069	2,270	338	52	20	—	3,749
Total gross other charge-offs		$1	$1,090	$2,297	$343	$69	$409	$9	$4,218

NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Land	$15,968	$15,968
Buildings and improvements	79,431	78,104
Furniture and equipment	35,766	35,797
Lease right-of-use assets	8,409	7,673
Total	139,574	137,542
Accumulated depreciation	(56,534)	(54,728)
Premises and equipment, net	$83,040	$82,814
    Depreciation expense for the three and six months ended June 30, 2024 was $1.2 million and $2.5 million, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2023, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 6 months to 14 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $8.4 million and $7.7 million as of June 30, 2024 and December 31, 2023, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $9.9 million and $9.3 million as of June 30, 2024 and December 31, 2023, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$481	$493	$957	$977
Operating cash flows from leases	577	590	1,149	1,180
Right-of-use assets obtained in exchange for lease obligations	1,317	218	1,539	1,348
Weighted average remaining lease term	7.37 years	8.0 years	7.37 years	8.0 years
Weighted average discount rate	3.58%	3.29%	3.58%	3.29%
The projected minimum rental payments under the terms of the leases as of June 30, 2024 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2024 remaining	$971
2025	1,652
2026	1,555
2027	1,413
2028	1,359
Thereafter	4,328
Total future minimum lease payments	11,278
Less imputed interest	(1,427)
Total operating lease liabilities	$9,851

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
The following table summarizes the interest rate lock commitments and forward commitments to sell mortgage-backed securities held by the Company, their notional amount and estimated fair values at June 30, 2024 and December 31, 2023:

	Notional amount		Fair value gain (loss)
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivative instruments (included in other assets):
Interest rate lock commitments	$5,679	$2,405	$120	$62
Derivative instruments (included in other liabilities):
Forward commitments to sell mortgage-backed securities	9,750	5,000	(13)	(83)
During the six months ended June 30, 2024, the Company recognized net gains of $0.1 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income. There were no net gains or losses recognized during the three months ended June 30, 2024.
During both the three and six months ended June 30, 2023, the Company recognized net gains of $0.1 million on derivative instruments in commercial FHA revenue and residential mortgage banking revenue in the consolidated statements of income.
Cash Flow Hedges
The Company periodically enters into interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The underlying instruments related to these interest rate swap agreements include pools of commercial and commercial real estate loans, investment securities and borrowings. These hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms. The following table summarizes the Company's derivatives designated as hedges at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Notional Amount	$425,000	$400,000
Fair value gain included in other assets	1,235	—
Fair value loss included in other liabilities	7,820	8,443
Tax effected amount included in accumulated other comprehensive (loss) income	(4,807)	(6,164)
Average remaining life in years	2.31	2.67
Weighted average pay rate	6.37%	6.55%
Weighted average receive rate	5.40%	5.41%
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

The notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $6.7 million and $6.9 million at June 30, 2024 and December 31, 2023, respectively. The fair value of the customer derivative instruments and the offsetting counterparty derivative instruments was $0.4 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively, which are included in other assets and other liabilities, as applicable, on the consolidated balance sheets.
NOTE 6 – DEPOSITS
The following table summarizes the classification of deposits as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing demand	$1,108,521	$1,145,395
Interest-bearing:
Checking	2,343,533	2,511,840
Money market	1,143,668	1,135,629
Savings	538,462	559,267
Time	983,839	957,398
Total deposits	$6,118,023	$6,309,529

NOTE 7 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
FHLB advances – fixed rate, fixed term at rates averaging 4.79% and 4.94% at June 30, 2024 and December 31, 2023 - maturing through April 2029	$150,000	$150,000
FHLB advances – putable fixed rate at rates averaging 3.34% and 3.07% at June 30, 2024 and December 31, 2023, respectively – maturing through May 2029 with call provisions through November 2024	130,000	160,000
FHLB advances – Short term fixed rate at rates of 5.41% and 5.45% at June 30, 2024 and December 31, 2023 – matured July 2024	320,000	166,000
Total FHLB advances and other borrowings	$600,000	$476,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.94 billion and $2.98 billion at June 30, 2024 and December 31, 2023, respectively.

NOTE 8 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at June 30, 2024 and December 31, 2023:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At June 30, 2024
Outstanding amount	$64,750	$27,250	$92,000
Carrying amount	64,663	26,993	91,656
Current rate	5.00%	5.50%
At December 31, 2023
Outstanding amount	$66,750	$27,250	$94,000
Carrying amount	66,573	26,973	93,546
Current rate	5.00%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually	Semiannually
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 9 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$6,750	$21,575	$20,635	$43,347
Preferred dividends declared	(2,228)	(2,228)	(4,456)	(4,456)
Net income available to common shareholders	4,522	19,347	16,179	38,891
Common shareholder dividends	(6,661)	(6,579)	(13,327)	(13,248)
Unvested restricted stock award dividends	(103)	(80)	(209)	(160)
Undistributed earnings to unvested restricted stock awards	—	(149)	(40)	(300)
Undistributed earnings to common shareholders	$(2,242)	$12,539	$2,603	$25,183
Basic
Distributed earnings to common shareholders	$6,661	$6,579	$13,327	$13,248
Undistributed (loss) earnings to common shareholders	(2,242)	12,539	2,603	25,183
Total common shareholders earnings, basic	$4,419	$19,118	$15,930	$38,431
Diluted
Distributed earnings to common shareholders	$6,661	$6,579	$13,327	$13,248
Undistributed (loss) earnings to common shareholders	(2,242)	12,539	2,603	25,183
Total common shareholders earnings	4,419	19,118	15,930	38,431
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	—	—
Total common shareholders earnings, diluted	$4,419	$19,118	$15,930	$38,431
Weighted average common shares outstanding, basic	21,731,195	22,200,917	21,753,056	22,338,627
Dilutive effect of options	3,654	4,162	8,436	10,354
Weighted average common shares outstanding, diluted	21,734,849	22,205,079	21,761,492	22,348,981
Basic earnings per common share	$0.20	$0.86	$0.73	$1.72
Diluted earnings per common share	0.20	0.86	0.73	1.72

Antidilutive stock options(1)	235,652	375,912	235,652	375,912
(1)The diluted earnings per common share computation excludes antidilutive stock options because the exercise prices of these stock options exceeded the average market prices of the Company's common shares for those respective periods.
NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at June 30, 2024 and December 31, 2023, are summarized below:

	June 30, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$2,994	$2,994	$—	$—
U.S. government sponsored entities and U.S. agency securities	50,831	—	50,831	—
Mortgage-backed securities - agency	704,176	—	704,176	—
Mortgage-backed securities - non-agency	86,182	—	86,182	—
State and municipal securities	66,151	—	66,151	—
Corporate securities	84,799	—	84,799	—
Other securities	99,958	—	99,958	—
Equity securities	4,563	4,563	—	—
Loans held for sale	5,555	—	5,555	—
Derivative assets	1,714	—	1,714	—
Total	$1,106,923	$7,557	$1,099,366	$—
Liabilities
Derivative liabilities	$8,192	$—	$8,192	$—
Total	$8,192	$—	$8,192	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$68,437	$—	$64,167	$4,270
Other real estate owned	8,304	—	8,304	—

	December 31, 2023
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$1,097	$1,097	$—	$—
U.S. government sponsored entities and U.S. agency securities	72,572	—	72,572	—
Mortgage-backed securities - agency	574,500	—	574,500	—
Mortgage-backed securities - non-agency	83,529	—	83,529	—
State and municipal securities	57,460	—	57,460	—
Corporate securities	99,172	—	99,172	—
Equity securities	4,501	4,501	—	—
Loans held for sale	3,811	—	3,811	—
Derivative assets	372	—	372	—
Total	$924,579	$5,598	$918,981	$—
Liabilities
Derivative liabilities	$8,836	$—	$8,836	$—
Total	$8,836	$—	$8,836	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$4,633	$—	$3,964	$669
Other real estate owned	9,112	—	9,112	—
    The following table presents losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Nonperforming loans	$3,647	$3,573	13,870	4,676
Other real estate owned	730	—	730	—
Total losses on assets measured on a nonrecurring basis	$4,377	$3,573	$14,600	$4,676
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at June 30, 2024 and December 31, 2023:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2024
Nonperforming loans	$4,270	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	19.32% - 25.69% (22.72%)
December 31, 2023
Nonperforming loans	$669	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	24.38% - 100.00% (27.46%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$5,555	$251	$5,304	$3,811	$203	$3,608
The following table presents the amount of gains from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Residential loans held for sale	$(1)	$50	17	149
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$123,719	$123,719	$123,719	$—	$—
Federal funds sold	927	927	927	—	—
Loans	5,851,994	5,741,200	—	—	5,741,200
Accrued interest receivable	25,756	25,756	—	25,756	—

Liabilities
Deposits	$6,118,023	$6,098,416	$—	$6,098,416	$—
Short-term borrowings	7,208	7,208	—	7,208	—
FHLB and other borrowings	600,000	598,416	—	598,416	—
Subordinated debt	91,656	84,135	—	84,135	—
Trust preferred debentures	50,921	53,848	—	53,848	—

	December 31, 2023
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$134,212	$134,212	$134,212	$—	$—
Federal funds sold	849	849	849	—	—
Loans	6,131,079	6,129,244	—	—	6,129,244
Accrued interest receivable	24,934	24,934	—	24,934	—

Liabilities
Deposits	$6,309,529	$6,294,979	$—	$6,294,979	$—
Short-term borrowings	34,865	34,865	25,000	9,865	—
FHLB and other borrowings	476,000	475,240	—	475,240	—
Subordinated debt	93,546	90,253	—	90,253	—
Trust preferred debentures	50,616	51,626	—	51,626	—
The methods utilized to measure fair value of financial instruments at June 30, 2024 and December 31, 2023 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 11 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
In the normal course of business, there are outstanding various contingent liabilities such as claims and legal actions, which are not reflected in the consolidated financial statements. During the second quarter of 2024, the Company recorded an accrual related to various legal actions. No other material losses are anticipated as a result of these actions or claims.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$756,302	$855,489
Financial guarantees – standby letters of credit	23,502	22,745
The Company establishes a mortgage repurchase liability to reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on the volume of loans sold in 2024 and years prior, borrower default expectations, historical investor repurchase demand and appeals success rates, and estimated loss severity. Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis. Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate. Subsequent to repurchase, such loans are carried in loans receivable. There were no losses as a result of make-whole requests and loan repurchases for the three and six months ended June 30, 2024 and 2023. The liability for unresolved repurchase demands totaled $0.1 million at both June 30, 2024 and December 31, 2023.

NOTE 12 – SEGMENT INFORMATION
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
The Corporate segment includes the holding company financing and investment activities, administrative expenses, as well as the elimination of intercompany transactions. The Corporate segment also included our captive insurance business unit for the six months ended June 30, 2023. This business was dissolved as of December 31, 2023.
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

Selected business segment financial information for the three and six months ended June 30, 2024 and 2023 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended June 30, 2024
Net interest income (expense)	$57,223	$(12)	$(2,159)	$55,052
Provision for credit losses	16,800	—	—	16,800
Noninterest income	10,875	6,801	(20)	17,656
Noninterest expense	42,792	5,342	(655)	47,479
Income (loss) before income taxes (benefit)	8,506	1,447	(1,524)	8,429
Income taxes (benefit)	1,704	618	(643)	1,679
Net income (loss)	$6,802	$829	$(881)	$6,750
Total assets	$7,734,375	$34,940	$(12,041)	$7,757,274

Six Months Ended June 30, 2024
Net interest income (expense)	$115,439	$(20)	$(4,447)	$110,972
Provision for credit losses	30,800	—	—	30,800
Noninterest income	25,366	13,933	(456)	38,843
Noninterest expense	82,890	10,754	(1,298)	92,346
Income (loss) before income taxes (benefit)	27,115	3,159	(3,605)	26,669
Income taxes (benefit)	6,165	1,308	(1,439)	6,034
Net income (loss)	$20,950	$1,851	$(2,166)	$20,635
Total assets	$7,734,375	$34,940	$(12,041)	$7,757,274

Three Months Ended June 30, 2023
Net interest income (expense)	$61,035	$—	$(2,195)	$58,840
Provision for credit losses	5,879	—	—	5,879
Noninterest income	11,874	6,269	610	18,753
Noninterest expense	38,550	4,675	(331)	42,894
Income (loss) before income taxes (benefit)	28,480	1,594	(1,254)	28,820
Income taxes (benefit)	7,326	445	(526)	7,245
Net income (loss)	$21,154	$1,149	$(728)	$21,575
Total assets	$8,025,617	$30,249	$(21,145)	$8,034,721

Six Months Ended June 30, 2023
Net interest income (expense)	$123,643	$—	$(4,299)	$119,344
Provision for credit losses	9,014	—	—	9,014
Noninterest income	21,495	12,680	357	34,532
Noninterest expense	78,397	9,516	(537)	87,376
Income (loss) before income taxes (benefit)	57,727	3,164	(3,405)	57,486
Income taxes (benefit)	14,532	884	(1,277)	14,139
Net income (loss)	$43,195	$2,280	$(2,128)	$43,347
Total assets	$8,025,617	$30,249	$(21,145)	$8,034,721

NOTE 13 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$5,853	$5,356	$12,120	$10,992
Investment advisory and brokerage fees	500	430	923	861
Other	448	483	890	827
Service charges on deposit accounts:
Nonsufficient fund fees	1,836	1,741	3,658	3,439
Other	1,285	936	2,579	1,806
Interchange revenues	3,563	3,696	6,921	7,108
Other income:
Merchant services revenue	357	398	701	756
Other	513	1,403	612	2,033
Noninterest income - out-of-scope of Topic 606	3,301	4,310	10,439	6,710
Total noninterest income	$17,656	$18,753	$38,843	$34,532
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2024, as compared to December 31, 2023, and unaudited consolidated operating results for the three and six months ended June 30, 2024 and 2023. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
In addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including interest rates and other general economic, business and political conditions, including the rate of inflation; changes in the financial markets; changes in business plans as circumstances warrant; risks related to legal proceedings; risks related to mergers and acquisitions and the integration of acquired businesses; changes to U.S. tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three and six months ended June 30, 2024 and 2023, and our financial condition as of June 30, 2024 and December 31, 2023, and may affect the comparability of financial information we report in future fiscal periods.
Balance sheet repositioning. The Company took advantage of certain market conditions during 2023 and the first half of 2024 to reposition out of lower yielding securities into other structures, which were expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $0.2 million in both the three and six months ended June 30, 2024 compared to losses of $0.9 million and $1.5 million in the three and six months ended June 30, 2023, respectively.

In addition, in the third quarter of 2023, the Company surrendered certain low-yielding life insurance policies and purchased additional policies resulting in improved income. The Company recognized a $4.5 million tax charge related to the surrender of the policies.

Redemption of Subordinated Notes. In the second quarter of 2024, the Company redeemed $2.0 million of outstanding subordinated notes. The weighted average redemption price was 91.5% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The Company recorded gains totaling $0.2 million on these redemptions.
In addition, in the second quarter of 2023, the Company redeemed $6.6 million of outstanding subordinated notes. The weighted average redemption price was 89.2% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The Company recorded gains totaling $0.7 million on these redemptions.

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Income Statement Data:
Interest income	$103,295	$100,491	$204,970	$196,030
Interest expense	48,243	41,651	93,998	76,686
Net interest income	55,052	58,840	110,972	119,344
Provision for credit losses	16,800	5,879	30,800	9,014
Noninterest income	17,656	18,753	38,843	34,532
Noninterest expense	47,479	42,894	92,346	87,376
Income before income taxes	8,429	28,820	26,669	57,486
Income taxes	1,679	7,245	6,034	14,139
Net income	6,750	21,575	20,635	43,347
Preferred dividends	2,228	2,228	4,456	4,456
Net income available to common shareholders	$4,522	$19,347	$16,179	$38,891
Per Share Data:
Basic earnings per common share	$0.20	$0.86	$0.73	$1.72
Diluted earnings per common share	$0.20	$0.86	$0.73	$1.72
Performance Metrics:
Return on average assets	0.35%	1.09%	0.53%	1.10%
Return on average shareholders' equity	3.46%	11.14%	5.27%	11.32%
During the three months ended June 30, 2024, we generated net income of $6.8 million, or diluted earnings per common share of $0.20, compared to net income of $21.6 million, or diluted earnings per common share of $0.86, in the three months ended June 30, 2023. Earnings for the second quarter of 2024 compared to the second quarter of 2023 decreased primarily due to a $3.8 million decrease in net interest income, a $10.9 million increase in provision for credit losses, a $1.1 million decrease in noninterest income and a $4.6 million increase in noninterest expense. These results were partially offset by a $5.6 million decrease in income tax expense.
During the six months ended June 30, 2024, we generated net income of $20.6 million, or diluted earnings per common share of $0.73, compared to net income of $43.3 million, or diluted earnings per common share of $1.72, in the six months ended June 30, 2023. Earnings for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased primarily due to an $8.4 million decrease in net interest income, a $21.8 million increase in provision for credit losses, and a $5.0 million increase in noninterest expense. These results were partially offset by a $4.3 million increase in noninterest income and an $8.1 million decrease in income tax expense.
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
The Federal Reserve announced at its June 2024 FOMC meeting that it would maintain the overnight federal funds rate at the current range of 5.25% to 5.50%. This decision marks the seventh consecutive meeting at which Federal Reserve officials have opted to hold rates steady and keeps the federal funds rate at the highest target range in 23 years.
The FOMC statement was largely unchanged. As expected, the Federal Reserve officials reiterated their commitment to its dual goals of lowering inflation to its 2% target and achieving maximum employment. While inflation has slowed recently and the job market has become more balanced this year, the uncertain economic outlook keeps the Federal Reserve “highly attentive to inflation risks." The FOMC statement reiterated its view that the economy continues to grow at a pace that is too strong to achieve its dual mandate, hence the need for interest rates to be held higher in the short term.
During the three months ended June 30, 2024, net interest income, on a tax-equivalent basis, decreased to $55.2 million compared to $59.0 million for the three months ended June 30, 2023. The tax-equivalent net interest margin decreased to 3.12% for the second quarter of 2024 compared to 3.23% for the second quarter of 2023.
During the six months ended June 30, 2024, net interest income, on a tax-equivalent basis, decreased to $111.4 million with a tax-equivalent net interest margin of 3.15% compared to net interest income, on a tax-equivalent basis, of $119.8 million and a tax-equivalent net interest margin of 3.31% for the six months ended June 30, 2023.
Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2024 and 2023. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2024			2023
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$65,250	$875	5.40%	$67,377	$852	5.07%
Investment securities:
Taxable investment securities	1,041,187	12,483	4.82	809,299	6,899	3.42
Investment securities exempt from federal income tax (1)	57,265	322	2.26	52,110	387	2.98
Total securities	1,098,452	12,805	4.69	861,409	7,286	3.39
Loans:
Loans (2)	5,869,074	88,252	6.05	6,301,723	91,350	5.81
Loans exempt from federal income tax (1)	46,449	486	4.21	54,289	540	3.99
Total loans	5,915,523	88,738	6.03	6,356,012	91,890	5.80
Loans held for sale	4,910	84	6.84	4,067	59	5.79
Nonmarketable equity securities	44,216	963	8.76	45,028	599	5.33
Total interest-earning assets	7,128,351	103,465	5.84	7,333,893	100,686	5.51
Noninterest-earning assets	669,370			612,238
Total assets	$7,797,721			$7,946,131
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,555,629	$29,612	3.35%	$3,771,823	$27,502	2.92%
Savings deposits	545,681	471	0.35	626,818	396	0.25
Time deposits	846,481	7,752	3.68	804,580	5,132	2.56
Brokered time deposits	153,574	1,641	4.30	55,967	587	4.21
Total interest-bearing deposits	5,101,365	39,476	3.11	5,259,188	33,617	2.56
Short-term borrowings	30,449	308	4.07	22,018	14	0.26
FHLB advances and other borrowings	500,758	5,836	4.69	471,989	5,396	4.59
Subordinated debt	93,090	1,265	5.47	97,278	1,335	5.51
Trust preferred debentures	50,921	1,358	10.73	50,218	1,289	10.29
Total interest-bearing liabilities	5,776,583	48,243	3.36	5,900,691	41,651	2.83
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,132,451			1,187,584
Other noninterest-bearing liabilities	104,841			81,065
Total noninterest-bearing liabilities	1,237,292			1,268,649
Shareholders’ equity	783,846			776,791
Total liabilities and shareholders’ equity	$7,797,721			$7,946,131
Net interest income / net interest margin (3)		$55,222	3.12%		$59,035	3.23%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million for each of the three months ended June 30, 2024 and 2023.
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

	Six Months Ended June 30,
	2024			2023
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$67,283	$1,826	5.46%	$76,201	$1,832	4.85%
Investment securities:
Taxable investment securities	987,487	22,662	4.62	770,403	12,269	3.19
Investment securities exempt from federal income tax (1)	56,098	851	3.05	65,368	1,012	3.10
Total securities	1,043,585	23,513	4.53	835,771	13,281	3.18
Loans:
Loans (2)	5,916,764	177,247	6.02	6,283,259	178,809	5.74
Loans exempt from federal income tax (1)	47,013	979	4.19	55,046	1,078	3.95
Total loans	5,963,777	178,226	6.01	6,338,305	179,887	5.72
Loans held for sale	4,157	139	6.72	2,794	75	5.42
Nonmarketable equity securities	40,072	1,650	8.28	46,416	1,394	6.05
Total interest-earning assets	7,118,874	205,354	5.80	7,299,487	196,469	5.43
Noninterest-earning assets	669,370			611,528
Total assets	$7,788,244			$7,911,015
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,580,789	$58,850	3.31%	$3,729,261	$50,457	2.73%
Savings deposits	550,674	947	0.35	638,413	639	0.20
Time deposits	849,460	15,062	3.57	754,090	8,253	2.21
Brokered time deposits	167,319	3,831	4.60	35,384	673	3.84
Total interest-bearing deposits	5,148,242	78,690	3.07	5,157,148	60,022	2.35
Short-term borrowings	47,815	1,144	4.81	30,291	39	0.26
FHLB advances and other borrowings	406,940	8,872	4.38	505,945	11,402	4.54
Subordinated debt	93,337	2,545	5.45	98,538	2,705	5.54
Trust preferred debentures	50,814	2,747	10.87	50,133	2,518	10.13
Total interest-bearing liabilities	5,747,148	93,998	3.29	5,842,055	76,686	2.65
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,141,996			1,219,050
Other noninterest-bearing liabilities	112,223			77,895
Total noninterest-bearing liabilities	1,254,219			1,296,945
Shareholders’ equity	786,877			772,015
Total liabilities and shareholders’ equity	$7,788,244			$7,911,015
Net interest income / net interest margin (3)		$111,356	3.15%		$119,783	3.31%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.4 million for each of the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023			Six Months Ended June 30, 2024 compared with Six Months Ended June 30, 2023
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Federal funds sold and cash investments	$(28)	$51	$23	$(226)	$220	$(6)
Investment securities:
Taxable investment securities	2,376	3,208	5,584	4,171	6,222	10,393
Investment securities exempt from federal income tax	35	(100)	(65)	(145)	(16)	(161)
Total securities	2,411	3,108	5,519	4,026	6,206	10,232
Loans:
Loans	(6,505)	3,407	(3,098)	(10,470)	8,908	(1,562)
Loans exempt from federal income tax	(81)	27	(54)	(161)	62	(99)
Total loans	(6,586)	3,434	(3,152)	(10,631)	8,970	(1,661)
Loans held for sale	13	12	25	41	23	64
Nonmarketable equity securities	(15)	379	364	(224)	480	256
Total earning assets	$(4,205)	$6,984	$2,779	$(7,014)	$15,899	$8,885
Interest-bearing liabilities:
Checking and money market deposits	$(1,724)	$3,834	$2,110	$(2,308)	$10,701	$8,393
Savings deposits	(61)	136	75	(119)	427	308
Time deposits	318	2,302	2,620	1,380	5,429	6,809
Brokered time deposits	1,031	23	1,054	2,770	388	3,158
Total interest-bearing deposits	(436)	6,295	5,859	1,723	16,945	18,668
Short-term borrowings	45	249	294	221	884	1,105
FHLB advances and other borrowings	324	116	440	(2,182)	(348)	(2,530)
Subordinated debt	(60)	(10)	(70)	(142)	(18)	(160)
Trust preferred debentures	16	53	69	39	190	229
Total interest-bearing liabilities	$(111)	$6,703	$6,592	(341)	17,653	17,312
Net interest income	$(4,094)	$281	$(3,813)	$(6,673)	$(1,754)	$(8,427)
Interest Income. Interest income, on a tax-equivalent basis, increased $2.8 million to $103.5 million in the three months ended June 30, 2024 as compared to the same quarter in 2023, primarily due to improved yields on earning assets. The yield on earning assets increased 33 basis points to 5.84% from 5.51% primarily due to the impact of increasing market interest rates.
Average earning assets decreased to $7.13 billion in the second quarter of 2024 from $7.33 billion in the same quarter of 2023. The decrease in average loans of $440.5 million was partially offset by a $237.0 million increase in investment securities.
Average loans decreased $440.5 million to $5.85 billion in the second quarter of 2024 compared to the same quarter of 2023, due primarily to continued reductions in our equipment financing and consumer loan portfolios. Average equipment finance loan and lease balances decreased $213.7 million to $917.6 million in the second quarter of 2024, compared to the second quarter of 2023. The Company continued to reduce its concentration of this product within the overall loan portfolio. Consumer loans decreased $322.4 million during the second quarter to $807.2 million due to loan payoffs and a cessation in loans originated through GreenSky. Our Greensky-originated average loan balances decreased $273.0 million in the second quarter of 2024 to $569.1 million, compared to the second quarter of 2023. In addition, as previously disclosed, during the fourth quarter of 2023, the Company ceased originating loans through LendingPoint.
Average construction loans increased this quarter by $118.0 million, compared to the prior year's second quarter, primarily due to funding draws on existing multifamily project lines.
For the six months ended June 30, 2024, interest income, on a tax-equivalent basis, increased $8.9 million to $205.4 million as compared to the same period in 2023, primarily due to growth in earning assets. The yield on earning assets increased 37 basis points to 5.80% from 5.43%, primarily due to the impact of increasing market interest rates.
Average earning assets decreased to $7.12 billion in the first six months of 2024 from $7.30 billion in the same period in 2023. Average loans decreased $374.5 million, which was partially offset by an increase in investment securities of $207.8 million. The changes in average loan mix on a year-to-date basis is consistent with the quarter-to-date changes described previously.
Interest Expense. Interest expense increased $6.6 million to $48.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The cost of interest-bearing liabilities increased to 3.36% for the second quarter of 2024 compared to 2.83% for the second quarter of 2023 due to the increase in deposit costs as a result of the rate increases previously enacted by the Federal Reserve.
Interest expense on deposits increased $5.9 million to $39.5 million for the three months ended June 30, 2024 from the comparable period in 2023. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts decreased $157.8 million, or 3.0%, to $5.10 billion for the three months ended June 30, 2024     compared to the same period one year earlier. Our retail, commercial, servicing and public fund deposits decreased $38.6 million, $142.2 million, $22.2 million, and $42.2 million, respectively. These declines in volume were partially offset by increases in brokered deposits and reciprocal deposits of $71.0 million and $16.3 million, respectively.
For the six month period ended June 30, 2024, interest expense increased $17.3 million to $94.0 million compared to the six months ended June 30, 2023. The cost of interest-bearing liabilities increased to 3.29% for the first six months of 2024 compared to 2.65% for the same period of 2023. Interest expense on deposits increased to $78.7 million from $60.0 million for the comparable period in 2023, primarily due to increases in interest rates on deposits.
Interest expense on FHLB advances and other borrowings decreased $2.5 million for the six months ended June 30, 2024, from the comparable period in 2023. Average balances decreased $99.0 million for the six months ended June 30, 2024, from the comparable period in 2023, as loan paydowns permitted a decrease in the use of this funding source.
Provision for Credit Losses. The Company's provision for credit losses totaled $16.8 million for the three months ended June 30, 2024, compared to $5.9 million for the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, the Company recorded provision expense of $30.8 million and $9.0 million, respectively.The provision expense was attributable to loans, with the exception of $0.2 million recapture attributable to unfunded commitments in the three and six months ended June 30, 2024.
The elevated loan provision in the second quarter of 2024 was primarily due to credit deterioration and servicing issues involving one of our FinTech partners, LendingPoint, subsequent to their system conversion in late 2023. The Company recognized provision expense of $14.0 million related to this portfolio. In addition, the provision expense for the first quarter of 2024 included a specific reserve of $8.0 million on a multi-family construction project.
The provision for credit losses on loans recognized during the three and six months ended June 30, 2024 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Noninterest Income. Noninterest income decreased 5.85% for the three months ended June 30, 2024, compared to the same period one year prior and and increased 12.48% for the six months ended June 30, 2024, compared to the same period one year prior. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2024	2023		2024	2023
Noninterest income:
Wealth management revenue	$6,801	$6,269	$532	$13,933	$12,680	$1,253
Service charges on deposit accounts	3,121	2,677	444	6,237	5,245	992
Interchange revenue	3,563	3,696	(133)	6,921	7,108	(187)
Residential mortgage banking revenue	557	540	17	1,084	945	139
Income on company-owned life insurance	1,925	891	1,034	3,726	1,767	1,959
Loss on sales of investment securities, net	(152)	(869)	717	(152)	(1,517)	1,365
Other income	1,841	5,549	(3,708)	7,094	8,304	(1,210)
Total noninterest income	$17,656	$18,753	$(1,097)	$38,843	$34,532	$4,311
Wealth management revenue. Wealth management revenue increased $0.5 million and $1.3 million for the three and six months ended June 30, 2024, as compared to the same periods in 2023. Assets under administration increased to $4.00 billion at June 30, 2024 from $3.59 billion at June 30, 2023, primarily due to improved sales activity and an increase in market performance.
Company-owned life insurance income. Income on company-owned life insurance income increased $1.0 million and $2.0 million for the three and six months ended June 30, 2024, as compared to the same periods in 2023. As previously discussed, the Company surrendered certain low-yielding life insurance policies and purchased additional policies in the third quarter of 2023, resulting in the increase in revenue.
Other noninterest income. Other income decreased $3.7 million for the three months ended June 30, 2024, as compared to the same period in 2023. The Company recognized losses of $0.6 million on the disposition of repossessed leased assets in the second quarter of 2024. As mentioned previously, the Company recognized a gain of $0.2 million on the redemption of subordinated debt in the second quarter of 2024 compared to $0.7 million in the second quarter of 2023. Also in the second quarter of 2023, the Company recognized a gain of $0.8 million on the sale of OREO. In addition, the Company recognized amortization expense of $0.6 million on our commercial serving portfolio in the current quarter but no expense in the second quarter of 2023, as the portfolio was classified as held for sale.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2024	2023		2024	2023
Noninterest expense:
Salaries and employee benefits	$22,872	$22,857	$15	$46,974	$47,100	$(126)
Occupancy and equipment	3,964	3,879	85	8,106	8,322	(216)
Data processing	7,205	6,544	661	13,927	12,855	1,072
FDIC insurance	1,219	1,196	23	2,493	2,525	(32)
Professional services	2,243	1,663	580	4,498	3,423	1,075
Marketing	741	670	71	1,478	1,373	105
Communications	336	496	(160)	678	1,007	(329)
Loan expense	1,250	1,420	(170)	2,481	2,238	243
Amortization of intangible assets	1,016	1,208	(192)	2,105	2,499	(394)
Other expense	6,633	2,961	3,672	9,606	6,034	3,572
Total noninterest expense	$47,479	$42,894	$4,585	$92,346	$87,376	$4,970
    Total noninterest expense increased $4.6 million and $5.0 million in the three and six months ended June 30, 2024, as compared to the same period of 2023. Other expense for the second quarter of 2024 included $4.1 million related to OREO impairment, OREO property taxes, and expenses related to various legal actions.

Income Tax Expense. The Company's effective tax rates were 19.9% and 22.6% for the three and six months ended June 30, 2024, respectively, compared to 25.1% and 24.6% for the three and six months ended June 30, 2023, respectively. The decrease in the effective tax rate from the three and six months ended June 30, 2023 is due primarily to the decrease in estimated 2024 taxable income.
Financial Condition
Assets. Total assets were $7.76 billion at June 30, 2024, as compared to $7.87 billion at December 31, 2023.
Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial:
Equipment finance loans	$461,409	7.9%	$531,143	8.7%
Equipment finance leases	428,659	7.3	473,350	7.7
Other commercial loans	939,458	16.1	951,387	15.5
Total commercial loans and leases	1,829,526	31.3	1,955,880	31.9
Commercial real estate	2,421,505	41.4	2,406,845	39.3
Construction and land development	476,528	8.1	452,593	7.4
Residential real estate	378,393	6.5	380,583	6.2
Consumer	746,042	12.7	935,178	15.2
Total loans, gross	5,851,994	100.0%	6,131,079	100.0%
Allowance for credit losses on loans	(92,183)		(68,502)
Total loans, net	$5,759,811		$6,062,577

Total loans decreased $279.1 million to $5.85 billion at June 30, 2024, as compared to December 31, 2023. Increases in commercial real estate loans and construction and land development loans of $14.7 million and $23.9 million, respectively, were offset by decreases in all other loan categories. The Company originated loans in a more selective and deliberate approach to balance liquidity and continued the intentional reduction of our equipment finance and consumer portfolios.
Consumer loans decreased $189.1 million to $746.0 million at June 30, 2024 compared to December 31, 2023, due to loan payoffs and a cessation in loans originated through GreenSky. Our Greensky-originated loan balances decreased $145.3 million during the first half of 2024 to $538.3 million at June 30, 2024. In addition, during the fourth quarter of 2023, the Company ceased originating loans through LendingPoint. At June 30, 2024, the Company had $114.2 million of loans outstanding that were originated through LendingPoint, which continue to be serviced by LendingPoint.
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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$547,840	18.9%	$516,295	18.1%
Skilled Nursing	408,680	14.1	469,096	16.4
Retail	470,709	16.2	454,589	15.9
Industrial/Warehouse	219,857	7.6	217,956	7.6
Hotel/Motel	201,302	6.9	159,707	5.6
Office	152,599	5.3	153,756	5.4
All other	897,046	31.0	888,039	31.0
Total commercial real estate and construction and land development loans	$2,898,033	100.0%	$2,859,438	100.0%
Loans secured by office space totaled $152.6 million and $153.8 million at June 30, 2024 and December 31, 2023, respectively, primarily located in suburban locations in Illinois and Missouri.
Residential real estate loans. Our residential real estate loans are loans secured by residential properties that generally do not qualify for secondary market sale.
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
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2024:

	June 30, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$125,351	$446,517	$505,589	$79,101	$110,899	$88,336	$—	$45,074	$1,400,867
Commercial real estate	382,410	355,621	958,131	206,804	301,722	192,720	5,554	18,543	2,421,505
Construction and land development	69,562	135,908	106,255	113,698	481	49,254	98	1,272	476,528
Total commercial loans	577,323	938,046	1,569,975	399,603	413,102	330,310	5,652	64,889	4,298,900
Residential real estate	4,463	6,209	8,323	18,064	23,674	37,265	173,908	106,487	378,393
Consumer	2,700	142	614,720	97,285	31,195	—	—		746,042
Lease financing	28,086	—	325,541	—	75,032	—	—	—	428,659
Total loans	$612,572	$944,397	$2,518,559	$514,952	$543,003	$367,575	$179,560	$171,376	$5,851,994
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $92.2 million, or 1.58% of total loans, at June 30, 2024 compared to $68.5 million, or 1.12% of total loans, at December 31, 2023. The following table allocates the allowance for credit losses on loans by loan category:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$24,247	1.73%	$21,847	1.47%
Commercial real estate	22,197	0.92	20,229	0.84
Construction and land development	12,966	2.72	4,163	0.92
Total commercial loans	59,410	1.38	46,239	1.06
Residential real estate	5,193	1.37	5,553	1.46
Consumer	14,292	1.92	3,770	0.40
Lease financing	13,288	3.10	12,940	2.73
Total allowance for credit losses on loans	$92,183	1.58%	$68,502	1.12%
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
In estimating expected credit losses as of June 30, 2024, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 1.7% to 2.2% over the next four quarters; (ii) the 10-year treasury rate decreasing from 4.5% in the second quarter of 2024 to 3.8% by the fourth quarter of 2025; and (iii) Illinois unemployment rate averaging 5.0% through the fourth quarter of 2025.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at June 30, 2024, was approximately 65 basis points of total loans. The additional provision expense related to the LendingPoint portfolio resulted in the increase in the qualitative factor adjustment when compared to 41 basis points at December 31, 2023.
The allowance allocated to commercial loans totaled $24.2 million, or 1.73% of total commercial loans, at June 30, 2024, compared to $21.8 million, or 1.47%, at December 31, 2023. Modeled expected credit losses increased $0.4 million and qualitative factor adjustments related to commercial loans increased $2.8 million. A certain portion of the LendingPoint portfolio is classified as commercial loans. The Company recognized provision expense of $3.2 million on this portfolio. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis decreased $0.8 million from $1.8 million at December 31, 2023.
The allowance allocated to commercial real estate loans totaled $22.2 million, or 0.92% of total commercial real estate loans, at June 30, 2024, increasing $2.0 million, from $20.2 million, or 0.84% of total commercial real estate loans, at December 31, 2023. Modeled expected credit losses were unchanged from prior quarter. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $0.7 million at December 31, 2023, to $3.0 million at June 30, 2024. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $13.0 million, or 2.72% of total construction and land development loans, at June 30, 2024, increasing $8.8 million, from $4.2 million, or 0.92% of total constructions loans, at December 31, 2023. Specific allocations for construction loans that were evaluated for expected credit losses on an individual basis totaled $8.0 million and $0.0 million at June 30, 2024 and December 31, 2023, respectively. This represents the specific reserve on one large construction and land development loan recognized in the first quarter of 2024 provision for credit losses. Modeled expected credit losses increased $0.2 million and qualitative factor adjustments related to construction loans increased $0.6 million.
The allowance allocated to consumer loans totaled $14.3 million, or 1.92% of total consumer loans, at June 30, 2024, compared to $3.8 million, or 0.40%, at December 31, 2023. Credit deterioration and servicing related issues with the LendingPoint portfolio, as previously discussed, resulted in an increase of the allowance of $10.7 million. The Company's consumer portfolios benefit from credit enhancements provided by LendingPoint and Greensky. The Company calculated its expected loss estimate based on delinquent loans, as reported by LendingPoint, net of expected credit enhancements. Specific allocations for consumer loans that were evaluated for expected credit losses on an individual basis decreased $0.1 million.
The allowance allocated to the lease portfolio totaled $13.3 million, or 3.10% of total commercial leases, at June 30, 2024, increasing $0.3 million, from $12.9 million, or 2.73% of total commercial leases at December 31, 2023. Modeled expected credit losses and specific allocation reserves each increased $0.3 million. Qualitative factor adjustments related to commercial leases decreased $0.2 million.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$78,057	$62,067	$68,502	$61,051
Charge-offs:
Commercial	2,968	1,071	5,378	2,040
Commercial real estate	5	1,544	696	2,290
Construction and land development	—	334	—	334
Residential real estate	—	54	35	85
Consumer	199	260	434	523
Lease financing	2,084	771	3,749	1,161
Total charge-offs	5,256	4,034	10,292	6,433
Recoveries:
Commercial	153	403	269	497
Commercial real estate	2,088	326	2,240	328
Construction and land development	1	32	1	32
Residential real estate	13	48	68	65
Consumer	63	80	150	173
Lease financing	64	149	245	223
Total recoveries	2,382	1,038	2,973	1,318
Net charge-offs	2,874	2,996	7,319	5,115
Provision for credit losses on loans	17,000	5,879	31,000	9,014
Balance, end of period	$92,183	$64,950	$92,183	$64,950
Gross loans, end of period	$5,851,994	$6,367,344	$5,851,994	$6,367,344
Average total loans	$5,915,523	$6,356,012	$5,963,777	$6,338,305
Net charge-offs to average loans	0.20%	0.19%	0.25%	0.16%
Allowance for credit losses to total loans	1.58%	1.02%	1.58%	1.02%
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
Net charge-offs for the three months ended June 30, 2024 totaled $2.9 million, compared to $3.0 million for the same period one year ago. Net charge-offs of equipment financing loans and leases for the three months ended June 30, 2024 and

2023, totaled $3.6 million and $1.5 million, respectively, primarily due to continued weakness within the trucking and transportation sector. The Company did recognize a $2.0 million partial recovery in the second quarter of 2024 related to a third quarter of 2023 charge off .
Net charge-offs for the six months ended June 30, 2024 totaled $7.3 million, compared to $5.1 million for the same period one year ago. Charge-offs of equipment financing loans and leases totaled $7.2 million for the six months ended June 30, 2024, compared to $2.7 million for the same period one year ago.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonperforming loans:
Commercial	$15,043	$9,282
Commercial real estate	53,381	33,891
Construction and land development	26,318	39
Residential real estate	4,859	3,869
Consumer	77	137
Lease financing	12,446	9,133
Total nonperforming loans	112,124	56,351
Other real estate owned and other repossessed assets	11,650	11,350
Nonperforming assets	$123,774	$67,701
Nonperforming loans to total loans	1.92%	0.92%
Nonperforming assets to total assets	1.60%	0.86%
Allowance for credit losses to nonperforming loans	82.22%	121.56%
Non-performing loans increased $55.7 million to $112.1 million at June 30, 2024, compared to $56.4 million as of December 31, 2023. Four loans totaling $47.2 million account for the increase. Of these, three loans totaling $40.8 million are multi-family construction or multi-family projects.
We did not recognize interest income on nonaccrual loans during the three months ended June 30, 2024 or 2023 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.3 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2023, respectively.
The following table presents the change in our non-performing loans for the six months ended June 30, 2024:

(dollars in thousands)	Six months ended June 30, 2024
Balance, beginning of period	$56,351
New nonperforming loans	66,835
Return to performing status	(1,253)
Payments received	(4,366)
Transfer to OREO and other repossessed assets	(727)
Charge-offs	(4,716)
Balance, end of period	$112,124
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

The following table sets forth the book value and associated percentage of each category of investment securities at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$2,994	0.3%	$1,097	0.1%
U.S. government sponsored entities and U.S. agency securities	50,831	4.6	72,572	7.9
Mortgage-backed securities - agency	704,176	64.4	574,500	62.7
Mortgage-backed securities - non-agency	86,182	7.9	83,529	9.1
State and municipal securities	66,151	6.0	57,460	6.3
Corporate securities	84,799	7.7	27,565	3.0
Other securities	99,958	9.1	99,172	10.9
Total investment securities, available for sale, at fair value	$1,095,091	100.0%	$915,895	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2024.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$2,994	0.3%	5.27%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$2,994	0.3%	5.27%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	24,255	2.2	3.72
Maturing in five to ten years	26,576	2.4	4.19
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$50,831	4.6%	3.92%

Mortgage-backed securities - agency:
Maturing within one year	$10,757	1.0%	6.43%
Maturing in one to five years	314,577	28.8	4.34
Maturing in five to ten years	165,674	15.1	3.65
Maturing after ten years	213,168	19.5	3.14
Total mortgage-backed securities - agency	$704,176	64.4%	3.83%

Mortgage-backed securities - non-agency:
Maturing within one year	$5,987	0.5%	5.43%
Maturing in one to five years	66,232	6.1	5.30
Maturing in five to ten years	4,143	0.4	2.24
Maturing after ten years	9,820	0.9	3.57
Total mortgage-backed securities - non-agency	$86,182	7.9%	4.92%

State and municipal securities (1):
Maturing within one year	$1,026	0.1%	3.15%
Maturing in one to five years	8,020	0.7	2.26
Maturing in five to ten years	25,317	2.3	2.05
Maturing after ten years	31,788	2.9	4.23
Total state and municipal securities	$66,151	6.0%	3.09%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	31,200	2.8	5.06
Maturing in five to ten years	53,599	4.9	3.58
Maturing after ten years	—	—	—
Total corporate securities	$84,799	7.7%	4.10%

Other securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	6,891	0.6	6.17
Maturing in five to ten years	32,542	3.0	6.70
Maturing after ten years	60,525	5.5	6.50
Total other securities	$99,958	9.1%	6.54%
Total investment securities, available for sale	$1,095,091	100.0%	4.17%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at June 30, 2024.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$2,995	$2,994	$1,996	$998	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	52,440	50,831	—	50,831	—	—	—	—
Mortgage-backed securities - agency	790,311	704,176	—	704,176	—	—	—	—
Mortgage-backed securities - non-agency	89,379	86,182	81,144	5,038	—	—	—	—
State and municipal securities	73,063	66,151	5,920	60,231	—	—	—	—
Corporate securities	93,459	84,799	—	7,179	15,123	62,497	—	—
Other securities	99,982	99,958	88,090	7,557	4,311	—	—	—
Total investment securities, available for sale	$1,201,629	$1,095,091	$177,150	$836,010	$19,434	$62,497	$—	$—
Liabilities. At June 30, 2024, liabilities totaled $6.97 billion compared to $7.08 billion at December 31, 2023.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $191.5 million to $6.12 billion at June 30, 2024, as compared to December 31, 2023. Decreases in noninterest-bearing demand accounts, interest-bearing checking, and savings account balances of $36.9 million, $168.3 million and $20.8 million, respectively, during this period, were partially offset by increases in money market accounts and time deposits balances. Brokered time deposits increased to $131.4 million at June 30, 2024 from $94.5 million at December 31, 2023, accounting for all of the increase in time deposit balances. Deposit outflows were primarily related to certain larger commercial clients moving funds to the Company's wealth management business, in addition to seasonal outflows of public funds.

(dollars in thousands)	June 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,108,521	18.1%	$1,145,395	18.1%
Interest-bearing:
Checking	2,343,533	38.3	2,511,840	39.8
Money market	1,143,668	18.7	1,135,629	18.0
Savings	538,462	8.8	559,267	8.9
Time	983,839	16.1	957,398	15.2
Total deposits	$6,118,023	100.0%	$6,309,529	100.0%
The following table sets forth the maturity of uninsured time deposits as of June 30, 2024:

(dollars in thousands)	Amount
Three months or less	$63,058
Three to six months	7,212
Six to 12 months	17,749
After 12 months	9,697
Total	$97,716

FHLB Advances and Other Borrowings. FHLB advances and other borrowings totaled $600.0 million and $476.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company utilized additional short-term FHLB advances to offset the decrease in deposits.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and cash flow hedges.
Shareholders’ equity decreased $6.1 million to $785.8 million at June 30, 2024 as compared to December 31, 2023. The change in shareholders’ equity was the result of the generation of net income of $20.6 million, offset by dividends to common shareholders of $13.5 million, dividends to preferred shareholders of $4.5 million, the repurchases of common stock of $5.0 million and increase in accumulated other comprehensive losses of $5.8 million.
On December 5, 2023, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. During the six months ended June 30, 2024, the Company repurchased 205,153 shares of its common stock at a weighted average price of $24.09 under its stock repurchase program, with approximately $20.1 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $15.8 million and $20.9 million at June 30, 2024 and December 31, 2023, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$124,646	$135,061
Unpledged securities	505,478	346,843
FHLB committed liquidity	797,092	935,977
FRB discount window availability	610,294	699,896
Total Estimated Liquidity	$2,037,510	$2,117,777

Conditional Funding Based on Market Conditions
Additional credit facility	$409,000	$419,000
Brokered CDs (additional capacity)	$450,000	$500,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at June 30, 2024, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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
The Company adopted the five-year CECL transition option in 2020 provided for by the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC in March 2020. At the end of 2024 this transition will be complete.
At June 30, 2024, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.
The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at June 30, 2024:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.83%	10.50%	N/A
Midland States Bank	12.96	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	11.23	8.50	N/A
Midland States Bank	11.71	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.64	7.00	N/A
Midland States Bank	11.71	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.84	4.00	N/A
Midland States Bank	10.26	4.00	5.00
(1)Total risk-based capital ratio, Tier 1 risk-based capital ratio and Common equity tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.
Quantitative and Qualitative Disclosures About Market Risk
Market Risk. Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We are primarily exposed to interest rate risk as a result of offering a wide array of financial products to our customers and secondarily to price risk from investments in securities.
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
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment,and funding and hedging activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.
Changes in market interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We seek to achieve a stable net interest income profile while managing volatility arising from shifts in market interest rates. Our Board of Directors’ Risk Policy and Compliance Committee oversees interest rate risk, as well as the establishment of risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income. The Committee meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2024:
Dollar change	$4,560	$1,984	$(3,308)	$(7,548)
Percent change	2.1%	0.9%	(1.5)%	(3.4)%
December 31, 2023:
Dollar change	$539	$(293)	$(1,424)	$(3,162)
Percent change	0.2%	(0.1)%	(0.6)%	(1.3)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for all scenarios at June 30, 2024.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at June 30, 2024 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2023. Throughout the course of 2023, the bank exhibited similar trends to the industry concerning its beta assumptions related to its non-maturity deposit portfolio. Coupled with a market shift to slowing rate increases or even rate cuts into 2024, the bank did start to position its investment strategy to protect against lower rates in the future. These two aspects are the primary drivers of moving to a virtually neutral position as measured in the +/- 100 basis point rate shocks.
Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from investment securities, derivative instruments, and equity investments.

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
PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to various legal proceedings from time to time, including those referenced in "Note 11 - Commitments, Contingencies and Credit Risk" to our consolidated financial statements.
ITEM 1A– RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2024.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2024	21,066	$24.58	21,066	$22,541,307
May 1 - 31, 2024	52,602	22.68	51,714	21,368,769
June 1 - 30, 2024	58,592	22.35	58,592	20,059,072
Total	132,260	$22.84	131,372	$20,059,072
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on December 5, 2023, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2024, 205,153 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $4.9 million.
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2024 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: August 8, 2024	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)