Form 10-Q
period 2024-09-30
Midland States Bancorp, Inc.
filed 2024-11-06
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of October 25, 2024, the Registrant had 21,401,485 shares of outstanding common stock, $0.01 par value.

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$121,220	$134,212
Federal funds sold	653	849
Cash and cash equivalents	121,873	135,061
Investment securities available for sale, at fair value	1,212,090	915,895
Equity securities, at fair value	4,705	4,501
Loans	5,748,819	6,131,079
Allowance for credit losses on loans	(85,804)	(68,502)
Total loans, net	5,663,015	6,062,577
Loans held for sale	8,001	3,811
Premises and equipment, net	84,672	82,814
Other real estate owned	8,646	9,112
Nonmarketable equity securities	41,170	43,421
Accrued interest receivable	27,099	24,934
Loan servicing rights, at lower of cost or fair value	18,400	20,253
Goodwill	161,904	161,904
Other intangible assets, net	13,052	16,108
Company-owned life insurance	209,193	203,485
Other assets	177,663	182,992
Total assets	$7,751,483	$7,866,868

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,050,617	$1,145,395
Interest-bearing deposits	5,206,219	5,164,134
Total deposits	6,256,836	6,309,529
Short-term borrowings	13,849	34,865
Federal Home Loan Bank advances and other borrowings	425,000	476,000
Subordinated debt	82,744	93,546
Trust preferred debentures	51,058	50,616
Accrued interest payable and other liabilities	103,737	110,459
Total liabilities	6,933,224	7,075,015

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at September 30, 2024 and December 31, 2023, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,393,905 and 21,551,402 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	214	216
Capital surplus	433,615	435,463
Retained earnings	334,522	322,379
Accumulated other comprehensive loss, net of tax	(60,640)	(76,753)
Total shareholders’ equity	818,259	791,853
Total liabilities and shareholders’ equity	$7,751,483	$7,866,868
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans including fees:
Taxable	$88,860	$93,488	$266,107	$272,297
Tax exempt	382	497	1,156	1,349
Loans held for sale	124	104	263	179
Investment securities:
Taxable	13,259	7,475	35,921	19,744
Tax exempt	390	275	1,062	1,074
Nonmarketable equity securities	788	710	2,438	2,104
Federal funds sold and cash investments	1,031	1,036	2,857	2,868
Total interest income	104,834	103,585	309,804	299,615
Interest expense:
Deposits	41,970	37,769	120,660	97,791
Short-term borrowings	602	14	1,746	53
Federal Home Loan Bank advances and other borrowings	4,743	4,557	13,615	15,959
Subordinated debt	1,228	1,280	3,773	3,985
Trust preferred debentures	1,341	1,369	4,088	3,887
Total interest expense	49,884	44,989	143,882	121,675
Net interest income	54,950	58,596	165,922	177,940
Provision for credit losses on loans	5,000	5,168	36,000	14,182
Recapture of credit losses on unfunded commitments	—	—	(200)	—
Total provision for credit losses	5,000	5,168	35,800	14,182
Net interest income after provision for credit losses	49,950	53,428	130,122	163,758
Noninterest income:
Wealth management revenue	7,104	6,288	21,037	18,968
Service charges on deposit accounts	3,411	3,149	9,648	8,744
Interchange revenue	3,506	3,609	10,427	10,717
Residential mortgage banking revenue	697	507	1,781	1,452
Income on company-owned life insurance	1,982	918	5,708	2,685
Loss on sales of investment securities, net	(44)	(4,961)	(196)	(6,478)
Other income	2,683	2,035	9,777	9,989
Total noninterest income	19,339	11,545	58,182	46,077
Noninterest expense:
Salaries and employee benefits	24,382	22,307	71,356	69,407
Occupancy and equipment	4,393	3,730	12,499	12,052
Data processing	6,955	6,468	20,882	19,323
FDIC insurance	1,402	1,107	3,895	3,632
Professional services	1,744	1,554	6,242	4,977
Marketing	967	950	2,445	2,323
Communications	359	507	1,037	1,514
Loan expense	1,935	866	4,416	3,104
Amortization of intangible assets	951	1,129	3,056	3,628
Other expense	3,645	3,420	13,251	9,454
Total noninterest expense	46,733	42,038	139,079	129,414
Income before income taxes	22,556	22,935	49,225	80,421
Income taxes	4,080	11,533	10,114	25,672
Net income	18,476	11,402	39,111	54,749
Preferred dividends	2,229	2,229	6,685	6,685
Net income available to common shareholders	$16,247	$9,173	$32,426	$48,064
Per common share data:
Basic earnings per common share	$0.74	$0.41	$1.47	$2.14
Diluted earnings per common share	$0.74	$0.41	$1.47	$2.14
Weighted average common shares outstanding	21,675,818	21,970,372	21,726,143	22,214,862
Weighted average diluted common shares outstanding	21,678,242	21,977,196	21,732,093	22,223,986
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$18,476	$11,402	$39,111	$54,749
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	30,962	(27,305)	20,969	(29,961)
Reclassification adjustment for realized net losses on sales of investment securities included in net income	44	4,961	196	6,478
Reclassification adjustment for gains on fair value hedges included in net income	(138)	—	(138)	—
Income tax effect	(8,902)	6,032	(6,245)	6,340
Change in investment securities available for sale, net of tax	21,966	(16,312)	14,782	(17,143)
Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	(1,316)	(1,614)	(1,978)	(4,131)
Reclassification adjustment for net losses realized in net income	1,349	1,409	3,869	3,801
Income tax effect	(58)	55	(560)	89
Change in cash flow hedges, net of tax	(25)	(150)	1,331	(241)
Other comprehensive income (loss), net of tax	21,941	(16,462)	16,113	(17,384)
Total comprehensive income (loss)	$40,417	$(5,060)	$55,224	$37,365
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, June 30, 2024	$110,548	$214	$432,569	$325,022	$(82,581)	$785,772
Net income	—	—	—	18,476	—	18,476
Other comprehensive income	—	—	—	—	21,941	21,941
Common dividends declared ($0.31 per share)	—	—	—	(6,747)	—	(6,747)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,229)	—	(2,229)
Common stock repurchased	—	—	(534)	—	—	(534)
Share-based compensation expense	—	—	733	—	—	733
Issuance of common stock under employee benefit plans	—	—	847	—	—	847
Balances, September 30, 2024	$110,548	$214	$433,615	$334,522	$(60,640)	$818,259

Balances, December 31, 2023	$110,548	$216	$435,463	$322,379	$(76,753)	$791,853
Net income	—	—	—	39,111	—	39,111
Other comprehensive income	—	—	—	—	16,113	16,113
Common dividends declared ($0.93 per share)	—	—	—	(20,283)	—	(20,283)
Preferred dividends declared ($58.125 per share)	—	—	—	(6,685)	—	(6,685)
Common stock repurchased	—	(2)	(5,502)	—	—	(5,504)
Share-based compensation expense	—	—	2,139	—	—	2,139
Issuance of common stock under employee benefit plans	—	—	1,515	—	—	1,515
Balances, September 30, 2024	$110,548	$214	$433,615	$334,522	$(60,640)	$818,259

Balances, June 30, 2023	$110,548	$218	$442,886	$307,888	$(84,719)	$776,821
Net income	—	—	—	11,402	—	11,402
Other comprehensive loss	—	—	—	—	(16,462)	(16,462)
Common dividends declared ($0.30 per share)	—	—	—	(6,600)	—	(6,600)
Preferred dividends declared ( $19.375 per share)	—	—	—	(2,229)	—	(2,229)
Common stock repurchased	—	(3)	(6,055)	—	—	(6,058)
Share-based compensation expense	—	—	604	—	—	604
Issuance of common stock under employee benefit plans	—	1	131	—	—	132
Balances, September 30, 2023	$110,548	$216	$437,566	$310,461	$(101,181)	$757,610

Balances, December 31, 2022	$110,548	$222	$449,196	$282,405	$(83,797)	$758,574
Net income	—	—	—	54,749	—	54,749
Other comprehensive loss	—	—	—	—	(17,384)	(17,384)
Common dividends declared ($0.90 per share)	—	—	—	(20,008)	—	(20,008)
Preferred dividends declared ( $58.125 per share)	—	—	—	(6,685)	—	(6,685)
Common stock repurchased	—	(7)	(15,018)	—	—	(15,025)
Share-based compensation expense	—	—	1,796	—	—	1,796
Issuance of common stock under employee benefit plans	—	1	1,592	—	—	1,593
Balances, September 30, 2023	$110,548	$216	$437,566	$310,461	$(101,181)	$757,610
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$39,111	$54,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,800	14,182
Depreciation on premises and equipment	3,721	3,567
Amortization of intangible assets	3,056	3,628
Amortization of operating lease right-of-use asset	1,219	1,241
Amortization of loan servicing rights	1,925	861
Share-based compensation expense	2,139	1,796
Increase in cash surrender value of life insurance	(5,708)	(2,685)
Investment securities accretion, net	(3,741)	(1,424)
Loss on sales of investment securities, net	196	6,478
Gain on repurchase of subordinated debt	(244)	(676)
Gain on sales of other real estate owned	(22)	(819)
Impairment on other real estate owned	1,278	—
Origination of loans held for sale	(55,951)	(45,690)
Proceeds from sales of loans and leases held for sale	67,614	65,291
Gain on sale of loans held for sale	(1,716)	(1,712)
Net change in operating assets and liabilities:
Accrued interest receivable	(2,165)	(3,970)
Other assets	5,203	(58,408)
Accrued expenses and other liabilities	(13,501)	30,874
Net cash provided by operating activities	78,214	67,283
Cash flows from investing activities:
Purchases of investment securities available for sale	(471,040)	(305,021)
Proceeds from sales of investment securities available for sale	58,874	165,871
Maturities and payments on investment securities available for sale	140,682	43,838
Purchases of equity securities	(214)	(244)
Proceeds from sales of equity securities	—	5,148
Net decrease (increase) in loans	348,351	(6,195)
Purchases of premises and equipment	(4,185)	(7,064)
Proceeds from sale of premises and equipment	—	104
Purchases of nonmarketable equity securities	(169,806)	(157,382)
Proceeds from redemptions of nonmarketable equity securities	172,057	158,372
Proceeds from sales of other real estate owned	301	7,346
Purchases of company-owned life insurance, net	—	(48,622)
Net cash provided by (used in) investing activities	75,020	(143,849)
Cash flows from financing activities:
Net (decrease) increase in deposits	(52,693)	40,350
Net decrease in short-term borrowings	(21,016)	(24,313)
Net decrease in short-term FHLB borrowings	(46,000)	(27,000)
Proceeds from long-term FHLB borrowings	255,000	130,000
Payments made on long-term FHLB borrowings	(260,000)	(25,000)
Payments made on subordinated debt	(10,756)	(5,845)
Cash dividends paid on preferred stock	(6,685)	(6,685)
Cash dividends paid on common stock	(20,283)	(20,008)
Common stock repurchased	(5,504)	(15,025)
Proceeds from issuance of common stock under employee benefit plans	1,515	1,593
Net cash (used in) provided by financing activities	(166,422)	48,067
Net decrease in cash and cash equivalents	(13,188)	(28,499)
Cash and cash equivalents:
Beginning of period	135,061	160,631
End of period	$121,873	$132,132
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$144,205	$114,011
Income tax paid (net of refunds)	21,870	17,762
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	982	278
Right of use assets obtained in exchange for lease obligations	2,707	2,459
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	—	20,745
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
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. Certain reclassifications of 2023 amounts have been made to conform to the 2024 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.
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
Accounting Guidance Not Yet Adopted
FASB ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures - In December 2023, the FASB issued ASU No. 2023-07, which requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity's chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company will update the related disclosures upon adoption.
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
NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Basis Adjustments(2)	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$44,046	$150	$(1,372)	—	$42,824
Mortgage-backed securities - agency	897,052	5,103	(67,253)	(138)	834,764
Mortgage-backed securities - non-agency	87,241	1,447	(2,762)	—	85,926
State and municipal securities	74,816	592	(4,937)	—	70,471
Corporate securities	94,424	306	(6,768)	—	87,962
Other securities(1)	90,181	98	(136)	—	90,143
Total available for sale securities	$1,287,760	$7,696	$(83,228)	$(138)	$1,212,090
(1)The fair value of other securities includes student loan asset backed securities of $54.0 million and structured financial products of $36.1 million.
(2)Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amount of fixed-rate investment securities designated in fair value hedging arrangements. See Note 5 - Derivative Instruments for additional information regarding these derivative financial instruments.

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$1,097	$—	$—	$1,097
U.S. government sponsored entities and U.S. agency securities	74,161	176	(1,765)	72,572
Mortgage-backed securities - agency	650,119	2,325	(77,944)	574,500
Mortgage-backed securities - non-agency	87,019	414	(3,904)	83,529
State and municipal securities	62,952	258	(5,750)	57,460
Corporate securities	109,598	41	(10,467)	99,172
Other securities(1)	27,646	3	(84)	27,565
Total available for sale securities	$1,012,592	$3,217	$(99,914)	$915,895
(1)The fair value of other securities includes structured financial products of $27.6 million.
The following is a summary of the amortized cost and fair value of the investment securities available for sale, by maturity, at September 30, 2024. Expected maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without penalties. The maturities of all other investment securities available for sale are based on final contractual maturity.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$1,032	$1,031
After one year through five years	67,779	64,894
After five years through ten years	123,284	114,690
After ten years	111,372	110,785
Mortgage-backed securities	984,293	920,690
Total available for sale securities	$1,287,760	$1,212,090

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Investment securities available for sale
Proceeds from sales	$13,049	$65,911	$58,874	$165,871
Gross realized gains on sales	113	—	420	338
Gross realized losses on sales	(157)	(4,961)	(616)	(6,816)

Unrealized losses and fair values for investment securities available for sale as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$12,266	$43	$8,670	$1,329	$20,936	$1,372
Mortgage-backed securities - agency	136,270	690	406,381	66,563	542,651	67,253
Mortgage-backed securities - non-agency	6,580	66	18,888	2,696	25,468	2,762
State and municipal securities	1,802	26	45,341	4,911	47,143	4,937
Corporate securities	22,100	1,689	55,045	5,079	77,145	6,768
Other securities	46,223	136	—	—	46,223	136
Total available for sale securities	$225,241	$2,650	$534,325	$80,578	$759,566	$83,228

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$42,826	$87	$8,323	$1,678	$51,149	$1,765
Mortgage-backed securities - agency	130,106	7,386	348,476	70,558	478,582	77,944
Mortgage-backed securities - non-agency	8,852	353	19,418	3,551	28,270	3,904
State and municipal securities	51,497	5,750	—	—	51,497	5,750
Corporate securities	4,688	53	84,662	10,414	89,350	10,467
Other securities	14,763	84	—	—	14,763	84
Total available for sale securities	$252,732	$13,713	$460,879	$86,201	$713,611	$99,914
    At September 30, 2024, 240 investment securities available for sale had unrealized losses with aggregate depreciation of 9.88% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.

NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial:
Commercial	$797,318	$825,938
Commercial other	559,354	656,592
Commercial real estate:
Commercial real estate non-owner occupied	1,630,930	1,622,668
Commercial real estate owner occupied	455,101	436,857
Multi-family	355,988	279,904
Farmland	68,453	67,416
Construction and land development	422,253	452,593
Total commercial loans	4,289,397	4,341,968
Residential real estate:
Residential first lien	315,634	317,388
Other residential	63,023	63,195
Consumer:
Consumer	90,626	107,743
Consumer other	572,608	827,435
Lease financing	417,531	473,350
Total loans	$5,748,819	$6,131,079
Total loans include net deferred loan costs of $2.3 million and $3.8 million at September 30, 2024 and December 31, 2023, respectively, and unearned discounts of $59.0 million and $66.4 million within the lease financing portfolio at September 30, 2024 and December 31, 2023, respectively.
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
Lease financing—Our leasing business provides financing leases to varying types of businesses, nationwide, for purchases of business equipment. The financing is secured by a first priority interest in the financed assets and generally requires monthly payments.
Commercial, commercial real estate, and construction and land development loans are collectively referred to as the Company’s commercial loan portfolio, while residential real estate, consumer loans and lease financing receivables are collectively referred to as the Company’s other loan portfolio.
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three and nine months ended September 30, 2024 and 2023, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$20,894	$21,569	$20,990	$19,776
New loans and other additions	1,000	—	1,500	2,368
Repayments and other reductions	(264)	(287)	(860)	(862)
Ending balance	$21,630	$21,282	$21,630	$21,282

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended September 30, 2024:
Balance, beginning of period	$24,247	$22,197	$12,966	$5,193	$14,292	$13,288	$92,183
Provision for credit losses on loans	1,866	364	(907)	255	90	3,332	5,000
Charge-offs	(2,491)	(32)	—	(159)	(6,395)	(2,979)	(12,056)
Recoveries	484	2	2	62	44	83	677
Balance, end of period	$24,106	$22,531	$12,061	$5,351	$8,031	$13,724	$85,804

Changes in allowance for credit losses on loans for the nine months ended September 30, 2024:
Balance, beginning of period	$21,847	$20,229	$4,163	$5,553	$3,770	$12,940	$68,502
Provision for credit losses on loans	9,375	788	7,895	(138)	10,896	7,184	36,000
Charge-offs	(7,869)	(728)	—	(194)	(6,829)	(6,728)	(22,348)
Recoveries	753	2,242	3	130	194	328	3,650
Balance, end of period	$24,106	$22,531	$12,061	$5,351	$8,031	$13,724	$85,804

Changes in allowance for credit losses on loans for the three months ended September 30, 2023:
Balance, beginning of period	$15,290	$29,425	$3,189	$5,551	$3,953	$7,542	$64,950
Provision for credit losses on loans	7,289	(6,176)	385	209	228	3,233	5,168
Charge-offs	(3,249)	(2,316)	(44)	(95)	(250)	(1,394)	(7,348)
Recoveries	80	3,678	—	33	53	55	3,899
Balance, end of period	$19,410	$24,611	$3,530	$5,698	$3,984	$9,436	$66,669

Changes in allowance for credit losses on loans for the nine months ended September 30, 2023:
Balance, beginning of period	$14,639	$29,290	$2,435	$4,301	$3,599	$6,787	$61,051
Provision for credit losses on loans	9,483	(4,079)	1,441	1,479	932	4,926	14,182
Charge-offs	(5,289)	(4,606)	(378)	(180)	(773)	(2,555)	(13,781)
Recoveries	577	4,006	32	98	226	278	5,217
Balance, end of period	$19,410	$24,611	$3,530	$5,698	$3,984	$9,436	$66,669
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
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status with a balance greater than $500,000, loans past due 90 days or more and still accruing interest, and loans that do not share similar risk characteristics with other loans in the pool. The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$6,558	$235	$6,793	$3,560	$—	$3,560
Commercial other	9,406	—	9,406	4,941	—	4,941
Commercial real estate:
Commercial real estate non-owner occupied	17,533	982	18,515	1,614	14,098	15,712
Commercial real estate owner occupied	10,847	—	10,847	4,276	6,500	10,776
Multi-family	17,918	2,472	20,390	240	6,015	6,255
Farmland	1,261	—	1,261	1,148	—	1,148
Construction and land development	15,724	10,831	26,555	39	—	39
Total commercial loans	79,247	14,520	93,767	15,818	26,613	42,431
Residential real estate:
Residential first lien	3,474	499	3,973	2,583	490	3,073
Other residential	477	—	477	635	—	635
Consumer:
Consumer	83	—	83	134	—	134
Lease financing	12,200	—	12,200	9,097	36	9,133
Total loans	$95,481	$15,019	$110,500	$28,267	$27,139	$55,406
    There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.7 million and $6.3 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.
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
The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of September 30, 2024 and December 31, 2023:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
September 30, 2024
Commercial:
Commercial	$—	$1,637	$—	$1,637
Commercial real estate:
Non-owner occupied	17,191	—	—	17,191
Owner occupied	9,275	—	—	9,275
Multi-family	20,382	—	—	20,382
Construction and land development	26,442	—	—	26,442
Lease financing	—	—	501	501
Total collateral dependent loans	$73,290	$1,637	$501	$75,428

December 31, 2023
Commercial:
Commercial	$—	$—	$1,972	$1,972
Commercial other	—	—	1,232	1,232
Commercial real estate:
Non-owner occupied	14,147	—	—	14,147
Owner occupied	9,275	—	—	9,275
Multi-family	5,143	—	—	5,143
Total collateral dependent loans	$28,565	$—	$3,204	$31,769

The aging status of the recorded investment in loans by portfolio as of September 30, 2024 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$587	$10,452	$—	$11,039	$6,793	$779,486	$797,318
Commercial other	6,118	2,814	74	9,006	9,406	540,942	559,354
Commercial real estate:
Commercial real estate non-owner occupied	64	—	—	64	18,515	1,612,351	1,630,930
Commercial real estate owner occupied	514	7,635	—	8,149	10,847	436,105	455,101
Multi-family	8,140	—	—	8,140	20,390	327,458	355,988
Farmland	—	49	—	49	1,261	67,143	68,453
Construction and land development	—	188	—	188	26,555	395,510	422,253
Total commercial loans	15,423	21,138	74	36,635	93,767	4,158,995	4,289,397
Residential real estate:
Residential first lien	5	430	163	598	3,973	311,063	315,634
Other residential	111	11	—	122	477	62,424	63,023
Consumer:
Consumer	114	10	—	124	83	90,419	90,626
Consumer other	6,744	3,223	3,819	13,786	—	558,822	572,608
Lease financing	4,497	3,623	—	8,120	12,200	397,211	417,531
Total loans	$26,894	$28,435	$4,056	$59,385	$110,500	$5,578,934	$5,748,819
The aging status of the recorded investment in loans by portfolio as of December 31, 2023 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$9,340	$504	$—	$9,844	$3,560	$812,534	$825,938
Commercial other	11,156	5,990	781	17,927	4,941	633,724	656,592
Commercial real estate:
Commercial real estate non-owner occupied	384	—	—	384	15,712	1,606,572	1,622,668
Commercial real estate owner occupied	—	—	—	—	10,776	426,081	436,857
Multi-family	14,506	8,140	—	22,646	6,255	251,003	279,904
Farmland	—	120	—	120	1,148	66,148	67,416
Construction and land development	211	10,593	—	10,804	39	441,750	452,593
Total commercial loans	35,597	25,347	781	61,725	42,431	4,237,812	4,341,968
Residential real estate:
Residential first lien	69	299	161	529	3,073	313,786	317,388
Other residential	100	50	—	150	635	62,410	63,195
Consumer:
Consumer	62	20	—	82	134	107,527	107,743
Consumer other	7,225	4,561	3	11,789	—	815,646	827,435
Lease financing	7,622	1,826	—	9,448	9,133	454,769	473,350
Total loans	$50,675	$32,103	$945	$83,723	$55,406	$5,991,950	$6,131,079

Loan Restructurings
The Company may offer various types of concessions when a borrower is experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows including principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Commercial loans modified in a loan restructuring often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested.
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
The following table represents, by loan portfolio segment, a summary of the loan restructuring for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(dollars in thousands)	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial:
Commercial	$77	2	$40	1	$77	2	$40	1
Commercial other	370	5	—	—	2,277	17	354	4
Commercial real estate:
Commercial real estate non-owner occupied	3,552	1	—	—	9,941	2	—	—
Commercial real estate owner occupied	6,131	3	—	—	6,131	3	—	—
Construction and land development	1,334	1	—	—	1,334	1	—	—
Total commercial loans	11,464	12	40	1	19,760	25	394	5
Residential real estate:
Residential first lien	—	—	34	1	65	1	34	1
Other residential	—	—	—	—	82	2	—	—
Consumer:
Consumer	11	1	—	—	37	2	—	—
Lease financing	348	2	423	1	2,480	11	763	2
Total loan restructurings	$11,823	15	$497	3	$22,424	41	$1,191	8

	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Interest Rate Reduction	$77	1	$—	—	$556	3	$—	—
Term Extension	4,886	2	497	3	8,555	23	1,191	8
Forgiveness of Principal or Interest	893	3	—	—	893	3	—	—
Other(1)	5,967	9	—	—	12,420	12	—	—
Total loan restructurings	$11,823	15	$497	3	$22,424	41	$1,191	8
(1)Other types of loan restructurings could include, but are not limited to, changes to the loan amortization period, additional escrow requirements or reserve requirements.
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
Special mention and substandard loans increased at September 30, 2024, compared to December 31, 2023, primarily within the Company’s Specialty Finance Group and Equipment Financing loan portfolios. The Specialty Finance Group provides bridge loan financing for commercial real estate projects. These projects seek short term financing in anticipation of obtaining FHA financing. The loans are typically outside of the Company’s core market. Equipment financing portfolio includes loans and leases originated to customers throughout the United States.
Commercial loans classified as special mention increased $64.8 million to $85.5 million and substandard loans increased $34.7 million to $261.3 million, at September 30, 2024 compared to December 31, 2023. Credit deterioration in the specialty finance group and equipment financing portfolios generated these increases. As a result, the Company changed its underwriting criteria and construction review processes to reduce potential risks and losses, stopped originating loans within certain industries, and is evaluating options to determine how best to resolve these specific credits.

Other loans classified as nonperforming loans increased $7.6 million to $20.7 million at September 30, 2024 compared to December 31, 2023, primarily within the Company’s Equipment Financing and BaaS loan portfolios. The BaaS portfolio is primarily third-party originated consumer loans. Loans originated by LendingPoint are unsecured consumer instruments originated throughout the United States. As a result of their system conversion in the third quarter of 2023, our portfolio has experienced credit deterioration and servicing-related deficiencies. Nonperforming consumer loans and nonperforming leases increased $3.8 million and $3.1 million, respectively. As a result, the Company changed its underwriting criteria, stopped originating leases within certain industries, and ceased originating consumer loans through LendingPoint in the fourth quarter of 2023.

The following tables present the recorded investment of the commercial loan portfolio by risk category as of September 30, 2024 and December 31, 2023:

			September 30, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$77,788	$102,827	$68,784	$58,890	$29,121	$46,247	$326,750	$710,407
		Special mention	—	54,759	—	—	—	148	145	55,052
		Substandard	1,277	2,876	12,841	420	212	1,252	6,188	25,066
		Substandard – nonaccrual	—	839	363	567	105	4,235	684	6,793
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	79,065	161,301	81,988	59,877	29,438	51,882	333,767	797,318

	Commercial other	Acceptable credit quality	78,262	99,165	143,956	68,968	33,004	32,784	92,168	548,307
		Special mention	2	183	753	336	76	47	—	1,397
		Substandard	—	33	—	—	—	—	211	244
		Substandard – nonaccrual	—	3,885	3,438	1,111	292	581	99	9,406
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	78,264	103,266	148,147	70,415	33,372	33,412	92,478	559,354

Commercial real estate	Non-owner occupied	Acceptable credit quality	329,690	191,611	477,879	278,629	85,010	158,435	9,203	1,530,457
		Special mention	—	4,283	—	7,068	442	180	—	11,973
		Substandard	23,230	9,827	11,545	—	4,639	20,744	—	69,985
		Substandard – nonaccrual	—	—	—	86	—	18,429	—	18,515
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	352,920	205,721	489,424	285,783	90,091	197,788	9,203	1,630,930

	Owner occupied	Acceptable credit quality	46,377	37,889	96,564	103,164	46,154	86,789	655	417,592
		Special mention	—	—	—	125	—	494	—	619
		Substandard	99	5,509	8,028	—	—	12,407	—	26,043
		Substandard – nonaccrual	97	90	8,619	264	2	1,471	304	10,847
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	46,573	43,488	113,211	103,553	46,156	101,161	959	455,101

	Multi-family	Acceptable credit quality	32,888	31,773	152,131	25,248	27,591	19,648	947	290,226
		Special mention	—	—	—	5,290	—	—	—	5,290
		Substandard	40,036	—	—	—	—	46	—	40,082
		Substandard – nonaccrual	—	1,573	—	899	—	17,918	—	20,390
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	72,924	33,346	152,131	31,437	27,591	37,612	947	355,988

	Farmland	Acceptable credit quality	3,191	9,660	4,619	15,888	11,191	20,560	1,954	67,063
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	14	—	115	—	129
		Substandard – nonaccrual	—	—	—	114	—	1,099	48	1,261
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	3,191	9,660	4,619	16,016	11,191	21,774	2,002	68,453

Construction and land development		Acceptable credit quality	30,851	55,643	204,196	57,897	—	1,505	25,198	375,290
		Special mention	—	—	9,851	1,334	—	—	—	11,185
		Substandard	—	—	—	6,000	—	—	—	6,000
		Substandard – nonaccrual	—	—	10,831	15,684	—	40	—	26,555
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,634	1,181	385	—	—	23		3,223
		Subtotal	32,485	56,824	225,263	80,915	—	1,568	25,198	422,253

Total		Acceptable credit quality	599,047	528,568	1,148,129	608,684	232,071	365,968	456,875	3,939,342
		Special mention	2	59,225	10,604	14,153	518	869	145	85,516
		Substandard	64,642	18,245	32,414	6,434	4,851	34,564	6,399	167,549
		Substandard – nonaccrual	97	6,387	23,251	18,725	399	43,773	1,135	93,767
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,634	1,181	385	—	—	23	—	3,223
Total commercial loans			$665,422	$613,606	$1,214,783	$647,996	$237,839	$445,197	$464,554	$4,289,397

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$157,498	$96,295	$71,366	$36,680	$14,688	$42,827	$369,297	$788,651
		Special mention	3,015	450	4	—	181	43	983	4,676
		Substandard	4,485	13,651	420	342	253	4,961	4,940	29,052
		Substandard – nonaccrual	1,238	—	1,321	25	79	360	536	3,559
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	166,236	110,396	73,111	37,047	15,201	48,191	375,756	825,938

	Commercial other	Acceptable credit quality	139,057	195,726	100,946	59,392	32,848	28,946	90,928	647,843
		Special mention	—	532	399	114	107	4	1,682	2,838
		Substandard	37	220	—	—	—	—	639	896
		Substandard – nonaccrual	1,819	1,918	449	184	361	94	116	4,941
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	74	—	—	—	—	—	—	74
		Subtotal	140,987	198,396	101,794	59,690	33,316	29,044	93,365	656,592

Commercial real estate	Non-owner occupied	Acceptable credit quality	237,215	653,057	309,013	110,743	82,563	124,430	6,328	1,523,349
		Special mention	4,480	—	181	457	—	274	—	5,392
		Substandard	35,811	1,658	—	—	17,835	22,911	—	78,215
		Substandard – nonaccrual	5,573	—	154	999	7,597	1,389	—	15,712
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	283,079	654,715	309,348	112,199	107,995	149,004	6,328	1,622,668

	Owner occupied	Acceptable credit quality	32,972	100,893	113,264	48,415	23,671	77,854	1,803	398,872
		Special mention	5,750	—	129	—	149	177	8	6,213
		Substandard	—	7,716	265	—	705	12,310	—	20,996
		Substandard – nonaccrual	126	9,431	28	171	27	689	304	10,776
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	38,848	118,040	113,686	48,586	24,552	91,030	2,115	436,857

	Multi-family	Acceptable credit quality	4,483	170,519	25,835	28,137	10,185	11,538	254	250,951
		Special mention	—	—	—	—	—	—	—	—
		Substandard	8,140	—	—	—	—	14,558	—	22,698
		Substandard – nonaccrual	1,700	—	899	—	104	3,552	—	6,255
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	14,323	170,519	26,734	28,137	10,289	29,648	254	279,904

	Farmland	Acceptable credit quality	10,104	4,735	13,405	12,255	3,723	18,636	1,439	64,297
		Special mention	—	—	1,451	—	—	96	—	1,547
		Substandard	—	—	133	—	22	269	—	424
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	10,104	4,735	14,989	12,255	3,745	20,101	1,487	67,416

Construction and land development		Acceptable credit quality	65,538	233,660	88,047	—	677	916	29,385	418,223
		Special mention	—	—	—	—	—	40	—	40
		Substandard	—	—	16,594	—	—	—	15,349	31,943
		Substandard – nonaccrual	—	—	—	—	—	39	—	39
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,535	432	356	—	—	25	—	2,348
		Subtotal	67,073	234,092	104,997	—	677	1,020	44,734	452,593

Total		Acceptable credit quality	646,867	1,454,885	721,876	295,622	168,355	305,147	499,434	4,092,186
		Special mention	13,245	982	2,164	571	437	634	2,673	20,706
		Substandard	48,473	23,245	17,412	342	18,815	55,009	20,928	184,224
		Substandard – nonaccrual	10,456	11,349	2,851	1,379	8,168	7,223	1,004	42,430
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,609	432	356	—	—	25	—	2,422
Total commercial loans			$720,650	$1,490,893	$744,659	$297,914	$195,775	$368,038	$524,039	$4,341,968

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and nine months ended September 30, 2024:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended September 30, 2024
Commercial	Commercial	$—	$—	$—	$—	$22	$1	$—	$23
	Commercial Other	—	320	1,608	301	43	196	—	2,468
Commercial Real Estate	Owner occupied	—	—	—	—	—	32	—	32
Total gross commercial charge-offs		$—	$320	$1,608	$301	$65	$229	$—	$2,523

For the nine months ended September 30, 2024
Commercial	Commercial	$—	$475	$—	$750	$32	$15	$103	$1,375
	Commercial Other	—	1,765	3,619	722	66	322	—	6,494
Commercial Real Estate	Non-owner occupied	—	—	—	—	138	558	—	696
	Owner occupied	—	—	—	—	—	32	—	32
Total gross commercial charge-offs		$—	$2,240	$3,619	$1,472	$236	$927	$103	$8,597
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of September 30, 2024 and December 31, 2023:

			September 30, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$22,558	$41,905	$70,045	$36,026	$27,966	$112,953	$45	$311,498
		Nonperforming	—	251	360	519	—	3,006	—	4,136
		Subtotal	22,558	42,156	70,405	36,545	27,966	115,959	45	315,634

	Other residential	Performing	1,846	2,316	940	284	332	2,048	54,780	62,546
		Nonperforming	—	—	—	—	—	160	317	477
		Subtotal	1,846	2,316	940	284	332	2,208	55,097	63,023

Consumer	Consumer	Performing	9,871	23,224	17,945	25,281	4,105	8,676	1,441	90,543
		Nonperforming	—	22	40	3	—	14	4	83
		Subtotal	9,871	23,246	17,985	25,284	4,105	8,690	1,445	90,626

	Consumer other	Performing	365	137,075	270,883	101,436	40,086	18,944	—	568,789
		Nonperforming	—	2,616	1,201	—	—	2	—	3,819
		Subtotal	365	139,691	272,084	101,436	40,086	18,946	—	572,608

Leases financing		Performing	77,382	105,613	119,595	50,869	30,591	21,281	—	405,331
		Nonperforming	—	3,689	5,034	2,732	477	268	—	12,200
		Subtotal	77,382	109,302	124,629	53,601	31,068	21,549	—	417,531

Total		Performing	112,022	310,133	479,408	213,896	103,080	163,902	56,266	1,438,707
		Nonperforming	—	6,578	6,635	3,254	477	3,450	321	20,715
Total other loans			$112,022	$316,711	$486,043	$217,150	$103,557	$167,352	$56,587	$1,459,422

			December 31, 2023
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$42,550	$74,613	$37,009	$29,628	$19,647	$110,703	$4	$314,154
		Nonperforming	179	50	335	—	139	2,531	—	3,234
		Subtotal	42,729	74,663	37,344	29,628	19,786	113,234	4	317,388

	Other residential	Performing	3,245	1,113	377	409	836	2,009	54,571	62,560
		Nonperforming	—	9	—	—	—	178	448	635
		Subtotal	3,245	1,122	377	409	836	2,187	55,019	63,195

Consumer	Consumer	Performing	30,748	24,190	31,946	6,116	2,313	10,794	1,502	107,609
		Nonperforming	11	55	6	6	—	56	—	134
		Subtotal	30,759	24,245	31,952	6,122	2,313	10,850	1,502	107,743

	Consumer other	Performing	190,018	392,184	149,791	63,461	23,991	7,987	—	827,432
		Nonperforming	—	—	—	—	—	3	—	3
		Subtotal	190,018	392,184	149,791	63,461	23,991	7,990	—	827,435

Leases financing		Performing	143,334	157,059	74,359	50,174	30,428	8,863	—	464,217
		Nonperforming	1,485	5,043	1,482	317	612	194	—	9,133
		Subtotal	144,819	162,102	75,841	50,491	31,040	9,057	—	473,350

Total
		Performing	409,895	649,159	293,482	149,788	77,215	140,356	56,077	1,775,972
		Nonperforming	1,675	5,157	1,823	323	751	2,962	448	13,139
Total other loans			$411,570	$654,316	$295,305	$150,111	$77,966	$143,318	$56,525	$1,789,111

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and nine months ended September 30, 2024:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended September 30, 2024
Residential real estate	Residential first lien	$—	$18	$—	$—	$—	$—	$—	$18
	Other residential	—	—	—	—	—	1	140	141
Consumer	Consumer	1	—	6,167	—	—	—	7	6,175
	Consumer other	1	—	—	—	—	219	—	220
Lease financing		—	583	1,560	464	245	127	—	2,979
Total gross other charge-offs		$2	$601	$7,727	$464	$245	$347	$147	$9,533

For the nine months ended September 30, 2024
Residential real estate	Residential first lien	$—	$18	$11	$—	$—	$—	$—	$29
	Other residential	—	—	16	—	—	1	148	165
Consumer	Consumer	1	—	6,189	5	17	27	7	6,246
	Consumer other	2	—	—	—	—	581	—	583
Lease financing		—	1,652	3,830	802	297	147	—	6,728
Total gross other charge-offs		$3	$1,670	$10,046	$807	$314	$756	$155	$13,751

NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Land	$15,968	$15,968
Buildings and improvements	80,959	78,104
Furniture and equipment	36,284	35,797
Lease right-of-use assets	9,160	7,673
Total	142,371	137,542
Accumulated depreciation	(57,699)	(54,728)
Premises and equipment, net	$84,672	$82,814
    Depreciation expense for the three and nine months ended September 30, 2024 was $1.2 million and $3.7 million, respectively, and $1.1 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 3 months to 14 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $9.2 million and $7.7 million as of September 30, 2024 and December 31, 2023, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $10.5 million and $9.3 million as of September 30, 2024 and December 31, 2023, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$504	$472	$1,461	$1,449
Operating cash flows from leases	600	529	1,748	1,709
Right-of-use assets obtained in exchange for lease obligations	1,168	1,112	2,707	2,459
Weighted average remaining lease term	7.0 years	7.8 years	7.0 years	7.8 years
Weighted average discount rate	3.65%	3.39%	3.65%	3.39%
The projected minimum rental payments under the terms of the leases as of September 30, 2024 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2024 remaining	$472
2025	1,912
2026	1,815
2027	1,673
2028	1,619
Thereafter	4,501
Total future minimum lease payments	11,992
Less imputed interest	(1,469)
Total operating lease liabilities	$10,523

NOTE 5 – DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments, which may include interest rate swaps and interest rate options, in connection with our risk-management activities. Our primary objective for using derivative financial instruments is to manage interest rate risk associated with our fixed-rate and variable-rate assets and liabilities.
Interest Rate Risk
We monitor our mix of fixed-rate and variable-rate assets and liabilities and may enter into interest rate swaps, forwards, and options to achieve a more desired mix of fixed-rate and variable-rate assets and liabilities. We execute these trades to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges that do not qualify for hedge accounting treatment.
Derivatives qualifying for hedge accounting treatment can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances and pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio. Other derivatives qualifying for hedge accounting consist of interest rate floor contracts designated as cash flow hedges of the expected future cash flows in the form of interest receipts on a portion of our commercial and commercial real estate loans.
We have the ability to execute economic hedges, which could consist of interest rate swaps, interest rate caps, forwards, and options to mitigate interest rate risk.
We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage business that do not meet the accounting definition of a derivative, as well as interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings.
Balance Sheet Presentation
The following table summarizes the fair value of derivative instruments reported on our consolidated balance sheet. The amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. Derivative assets and derivative liabilities are included in other assets and other liabilities, respectively on the consolidated balance sheet.
Notional amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. In our view, derivative notional is not an accurate measure of our derivative exposure when viewed in isolation from other factors, such as market rate fluctuations and counterparty credit risk.

	September 30, 2024			December 31, 2023
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges
Interest rate contracts
Fixed-rate mortgage-backed securities	$—	$1,915	$246,512	$—	$1,324	$150,000
Pools of commercial and commercial real estate loans	—	3,551	200,000	—	6,654	200,000
FHLB advances, brokered CDs and other borrowings	—	1,086	75,000	—	465	50,000
Total derivatives designated as accounting hedges	$—	$6,552	$521,512	$—	$8,443	$400,000
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	$180	$180	$13,059	$310	$310	$13,832
Interest rate lock commitments	133	—	7,177	62	—	2,405
Forward commitments to sell mortgage-backed securities	—	93	12,750	—	83	5,000
Total derivatives not designated as accounting hedges	$313	$273	$32,986	$372	$393	$21,237
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Investment securities available for sale	$260,843	$—	$138	$—
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gain (loss) recognized in earnings
Interest rate contracts	$(70)	$(23)	$60	$116
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income.

	Location of gain (loss) recognized in income on derivative	Hedged item		Derivative designated as hedging instrument
(dollars in thousands)		2024	2023	2024	2023
Three Months Ended September 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities	$(138)	$—	$138	$—
Nine Months Ended September 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities	$(138)	$—	$138	$—
The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income.

	Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)		2024	2023
Three Months Ended September 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	Interest income on loans	$(1,547)	$(1,526)
FHLB advances, brokered CDs and other borrowings	Interest expense	198	117
Total gain (loss) on cash flow hedging relationships		$(1,349)	$(1,409)
Nine Months Ended September 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	Interest income on loans	$(4,642)	$(4,024)
FHLB advances, brokered CDs and other borrowings	Interest expense	773	223
Total gain (loss) on cash flow hedging relationships		$(3,869)	$(3,801)
During the next 12 months, we estimate $2.7 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
NOTE 6 – DEPOSITS
The following table summarizes the classification of deposits as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing demand	$1,050,617	$1,145,395
Interest-bearing:
Checking	2,389,970	2,511,840
Money market	1,187,139	1,135,629
Savings	510,260	559,267
Time	1,118,850	957,398
Total deposits	$6,256,836	$6,309,529

NOTE 7 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
FHLB advances – fixed rate, fixed term at rates averaging 4.80% and 4.94% at September 30, 2024 and December 31, 2023 - maturing through April 2029	$150,000	$150,000
FHLB advances – putable fixed rate at rates averaging 3.36% and 3.07% at September 30, 2024 and December 31, 2023, respectively – maturing through July 2034 with call provisions through January 2025	155,000	160,000
FHLB advances – Short term fixed rate at rates of 4.92% and 5.45% at September 30, 2024 and December 31, 2023 – matured October 2024	120,000	166,000
Total FHLB advances and other borrowings	$425,000	$476,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $3.20 billion and $2.98 billion at September 30, 2024 and December 31, 2023, respectively.
NOTE 8 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at September 30, 2024 and December 31, 2023:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At September 30, 2024
Outstanding amount	$55,750	$27,250	$83,000
Carrying amount	55,750	26,994	82,744
Current rate	8.20%	5.50%
At December 31, 2023
Outstanding amount	$66,750	$27,250	$94,000
Carrying amount	66,573	26,973	93,546
Current rate	5.00%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually through 9/30/2024; Quarterly for all subsequent periods	Semiannually through 9/30/2029; Quarterly for all subsequent periods
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
NOTE 9 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$18,476	$11,402	$39,111	$54,749
Preferred dividends declared	(2,229)	(2,229)	(6,685)	(6,685)
Net income available to common shareholders	16,247	9,173	32,426	48,064
Common shareholder dividends	(6,632)	(6,524)	(19,959)	(19,772)
Unvested restricted stock award dividends	(115)	(76)	(324)	(236)
Undistributed earnings to unvested restricted stock awards	(147)	(105)	(187)	(405)
Undistributed earnings to common shareholders	$9,353	$2,468	$11,956	$27,651
Basic
Distributed earnings to common shareholders	$6,632	$6,524	$19,959	$19,772
Undistributed earnings to common shareholders	9,353	2,468	11,956	27,651
Total common shareholders earnings, basic	$15,985	$8,992	$31,915	$47,423
Diluted
Distributed earnings to common shareholders	$6,632	$6,524	$19,959	$19,772
Undistributed earnings to common shareholders	9,353	2,468	11,956	27,651
Total common shareholders earnings	15,985	8,992	31,915	47,423
Total common shareholders earnings, diluted	$15,985	$8,992	$31,915	$47,423
Weighted average common shares outstanding, basic	21,675,818	21,970,372	21,726,143	22,214,862
Dilutive effect of options	2,424	6,824	5,950	9,124
Weighted average common shares outstanding, diluted	21,678,242	21,977,196	21,732,093	22,223,986
Basic earnings per common share	$0.74	$0.41	$1.47	$2.14
Diluted earnings per common share	0.74	0.41	1.47	2.14

Antidilutive stock options(1)	279,163	305,051	231,120	305,051
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at September 30, 2024 and December 31, 2023, are summarized below:

	September 30, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$42,824	$—	$42,824	$—
Mortgage-backed securities - agency	834,764	—	834,764	—
Mortgage-backed securities - non-agency	85,926	—	85,926	—
State and municipal securities	70,471	—	70,471	—
Corporate securities	87,962	—	87,962	—
Other securities	90,143	—	90,143	—
Equity securities	4,705	4,705	—	—
Loans held for sale	8,001	—	8,001	—
Derivative assets	313	—	313	—
Total	$1,225,109	$4,705	$1,220,404	$—
Liabilities
Derivative liabilities	$6,825	$—	$6,825	$—
Total	$6,825	$—	$6,825	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$68,213	$—	$57,128	$11,085
Other real estate owned	8,646	—	8,646	—

	December 31, 2023
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$1,097	$1,097	$—	$—
U.S. government sponsored entities and U.S. agency securities	72,572	—	72,572	—
Mortgage-backed securities - agency	574,500	—	574,500	—
Mortgage-backed securities - non-agency	83,529	—	83,529	—
State and municipal securities	57,460	—	57,460	—
Corporate securities	99,172	—	99,172	—
Equity securities	4,501	4,501	—	—
Loans held for sale	3,811	—	3,811	—
Derivative assets	372	—	372	—
Total	$924,579	$5,598	$918,981	$—
Liabilities
Derivative liabilities	$8,836	$—	$8,836	$—
Total	$8,836	$—	$8,836	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$4,633	$—	$3,964	$669
Other real estate owned	9,112	—	9,112	—
    The following table presents losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Nonperforming loans	$355	$10,085	14,225	14,761
Other real estate owned	548	—	1,278	—
Total losses on assets measured on a nonrecurring basis	$903	$10,085	$15,503	$14,761
    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at September 30, 2024 and December 31, 2023:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2024
Nonperforming loans	$11,085	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.00% - 51.00% (44.69%)
December 31, 2023
Nonperforming loans	$669	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	24.38% - 100.00% (27.46%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$8,001	$393	$7,608	$3,811	$203	$3,608
The following table presents the amount of gains from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Residential loans held for sale	$133	$(37)	150	112
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$121,220	$121,220	$121,220	$—	$—
Federal funds sold	653	653	653	—	—
Loans	5,748,819	5,581,468	—	—	5,581,468
Accrued interest receivable	27,099	27,099	—	27,099	—

Liabilities
Deposits	$6,256,836	$6,243,589	$—	$6,243,589	$—
Short-term borrowings	13,849	13,849	—	13,849	—
FHLB and other borrowings	425,000	426,209	—	426,209	—
Subordinated debt	82,744	78,208	—	78,208	—
Trust preferred debentures	51,058	53,336	—	53,336	—

	December 31, 2023
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$134,212	$134,212	$134,212	$—	$—
Federal funds sold	849	849	849	—	—
Loans	6,131,079	6,129,244	—	—	6,129,244
Accrued interest receivable	24,934	24,934	—	24,934	—

Liabilities
Deposits	$6,309,529	$6,294,979	$—	$6,294,979	$—
Short-term borrowings	34,865	34,865	25,000	9,865	—
FHLB and other borrowings	476,000	475,240	—	475,240	—
Subordinated debt	93,546	90,253	—	90,253	—
Trust preferred debentures	50,616	51,626	—	51,626	—
The methods utilized to measure fair value of financial instruments at September 30, 2024 and December 31, 2023 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$856,757	$855,489
Financial guarantees – standby letters of credit	25,826	22,745
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
The Corporate segment includes the holding company financing and investment activities, administrative expenses, as well as the elimination of intercompany transactions. The Corporate segment also included our captive insurance business unit for the nine months ended September 30, 2023. This business was dissolved as of December 31, 2023.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2023 Annual Report on Form 10-K.
Transactions between segments consist primarily of borrowed funds and servicing fees. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Banking segment.

Selected business segment financial information for the three and nine months ended September 30, 2024 and 2023 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended September 30, 2024
Net interest income (expense)	$57,091	$(16)	$(2,125)	$54,950
Provision for credit losses	5,000	—	—	5,000
Noninterest income	12,137	7,104	98	19,339
Noninterest expense	41,996	5,515	(778)	46,733
Income (loss) before income taxes (benefit)	22,232	1,573	(1,249)	22,556
Income taxes (benefit)	5,159	1,136	(2,215)	4,080
Net income (loss)	$17,073	$437	$966	$18,476
Total assets	$7,728,251	$33,763	$(10,531)	$7,751,483

Nine Months Ended September 30, 2024
Net interest income (expense)	$172,530	$(36)	$(6,572)	$165,922
Provision for credit losses	35,800	—	—	35,800
Noninterest income	37,503	21,037	(358)	58,182
Noninterest expense	124,886	16,269	(2,076)	139,079
Income (loss) before income taxes (benefit)	49,347	4,732	(4,854)	49,225
Income taxes (benefit)	11,324	2,444	(3,654)	10,114
Net income (loss)	$38,023	$2,288	$(1,200)	$39,111
Total assets	$7,728,251	$33,763	$(10,531)	$7,751,483

Three Months Ended September 30, 2023
Net interest income (expense)	$60,817	$(3)	$(2,218)	$58,596
Provision for credit losses	5,168	—	—	5,168
Noninterest income	5,367	6,288	(110)	11,545
Noninterest expense	37,272	5,023	(257)	42,038
Income (loss) before income taxes (benefit)	23,744	1,262	(2,071)	22,935
Income taxes (benefit)	11,475	913	(855)	11,533
Net income (loss)	$12,269	$349	$(1,216)	$11,402
Total assets	$7,957,507	$30,860	$(19,082)	$7,969,285

Nine Months Ended September 30, 2023
Net interest income (expense)	$184,460	$(3)	$(6,517)	$177,940
Provision for credit losses	14,182	—	—	14,182
Noninterest income	26,862	18,968	247	46,077
Noninterest expense	115,669	14,539	(794)	129,414
Income (loss) before income taxes (benefit)	81,471	4,426	(5,476)	80,421
Income taxes (benefit)	26,007	1,797	(2,132)	25,672
Net income (loss)	$55,464	$2,629	$(3,344)	$54,749
Total assets	$7,957,507	$30,860	$(19,082)	$7,969,285

NOTE 13 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$6,159	$5,470	$18,280	$16,462
Investment advisory and brokerage fees	494	420	1,417	1,281
Other	451	398	1,340	1,225
Service charges on deposit accounts:
Nonsufficient fund fees	2,058	1,950	5,716	5,389
Other	1,353	1,199	3,932	3,355
Interchange revenues	3,506	3,609	10,427	10,717
Other income:
Merchant services revenue	357	409	1,058	1,165
Other	2	(66)	614	1,618
Noninterest income - out-of-scope of Topic 606	4,959	(1,844)	15,398	4,865
Total noninterest income	$19,339	$11,545	$58,182	$46,077
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2024, as compared to December 31, 2023, and unaudited consolidated operating results for the three and nine months ended September 30, 2024 and 2023. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and the audited financial statements and accompanying notes provided in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
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
Significant Developments and Transactions
Each item listed below affects the comparability of our results of operations for the three and nine months ended September 30, 2024 and 2023, and our financial condition as of September 30, 2024 and December 31, 2023, and may affect the comparability of financial information we report in future fiscal periods.
Balance sheet repositioning. The Company took advantage of certain market conditions during 2023 and the first nine months of 2024 to reposition out of lower yielding securities into other structures, which were expected to result in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $0.2 million in the nine months ended September 30, 2024 compared to losses of $5.0 million and $6.5 million in the three and nine months ended September 30, 2023, respectively.

In addition, in the third quarter of 2023, the Company surrendered certain low-yielding life insurance policies and purchased additional policies resulting in improved income. The Company recognized a $4.5 million income tax charge related to the surrender of the policies.

Redemption of Subordinated Notes. In the second and third quarters of 2024, the Company redeemed a total of $11.0 million of outstanding subordinated notes. The weighted average redemption price was 97.7% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The Company recorded gains totaling $0.2 million on these redemptions.
In addition, in the second quarter of 2023, the Company redeemed $6.6 million of outstanding subordinated notes. The weighted average redemption price was 89.2% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The Company recorded gains totaling $0.7 million on these redemptions.

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Income Statement Data:
Interest income	$104,834	$103,585	$309,804	$299,615
Interest expense	49,884	44,989	143,882	121,675
Net interest income	54,950	58,596	165,922	177,940
Provision for credit losses	5,000	5,168	35,800	14,182
Noninterest income	19,339	11,545	58,182	46,077
Noninterest expense	46,733	42,038	139,079	129,414
Income before income taxes	22,556	22,935	49,225	80,421
Income taxes	4,080	11,533	10,114	25,672
Net income	18,476	11,402	39,111	54,749
Preferred dividends	2,229	2,229	6,685	6,685
Net income available to common shareholders	$16,247	$9,173	$32,426	$48,064
Per Share Data:
Basic earnings per common share	$0.74	$0.41	$1.47	$2.14
Diluted earnings per common share	$0.74	$0.41	$1.47	$2.14
Performance Metrics:
Return on average assets	0.95%	0.57%	0.67%	0.93%
Return on average shareholders' equity	9.24%	5.86%	6.62%	9.48%
During the three months ended September 30, 2024, we generated net income of $18.5 million, or diluted earnings per common share of $0.74, compared to net income of $11.4 million, or diluted earnings per common share of $0.41, in the three months ended September 30, 2023. Earnings for the third quarter of 2024 compared to the third quarter of 2023 increased primarily due to a $7.8 million increase in noninterest income, a $7.5 million decrease in income tax expense and a $0.2 million decrease in provision for credit losses. These results were partially offset by a $3.6 million decrease in net interest income, and a $4.7 million increase in noninterest expense.
During the nine months ended September 30, 2024, we generated net income of $39.1 million, or diluted earnings per common share of $1.47, compared to net income of $54.7 million, or diluted earnings per common share of $2.14, in the nine months ended September 30, 2023. Earnings for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased primarily due to a $21.6 million increase in provision for credit losses, a $12.0 million decrease in net interest income and a $9.7 million increase in noninterest expense. These results were partially offset by a $12.1 million increase in noninterest income, and a $15.6 million decrease in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for 2024 and 2023.
The Federal Reserve announced at its September 2024 FOMC meeting that it is cutting its benchmark interest rate by 0.50 percentage points, marking the first reduction in four years. This rate cut lowers the federal funds rate into a range of 4.75% to 5.00%, down from its prior range of 5.25% to 5.50%, which had been its highest level in 23 years. The half-point move signals that the Federal Reserve is acting aggressively to keep the U.S. economy from stalling, given that historically most rate cuts are 0.25 percentage points.

The FOMC statement indicated that the Committee has gained greater confidence that inflation is moving sustainably toward two percent, and judges that the risks to achieving its employment and inflation goals are roughly in balance. The committee noted that “job gains have slowed and the unemployment rate has moved up but remains low.” FOMC officials raised their expected unemployment rate this year to 4.4%, from the 4.0% projection at the last update in June, and lowered the inflation outlook to 2.3% from 2.6%.
During the three months ended September 30, 2024, net interest income, on a tax-equivalent basis, decreased to $55.2 million compared to $58.8 million for the three months ended September 30, 2023. The tax-equivalent net interest margin decreased to 3.10% for the third quarter of 2024 compared to 3.20% for the third quarter of 2023.
During the nine months ended September 30, 2024, net interest income, on a tax-equivalent basis, decreased to $166.5 million with a tax-equivalent net interest margin of 3.13% compared to net interest income, on a tax-equivalent basis, of $178.6 million and a tax-equivalent net interest margin of 3.27% for the nine months ended September 30, 2023.
Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2024 and 2023. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2024			2023
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$75,255	$1,031	5.45%	$78,391	$1,036	5.24%
Investment securities:
Taxable investment securities	1,111,147	13,259	4.75	813,582	7,475	3.65
Investment securities exempt from federal income tax (1)	51,604	493	3.80	49,416	347	2.79
Total securities	1,162,751	13,752	4.71	862,998	7,822	3.60
Loans:
Loans (2)	5,737,805	88,860	6.16	6,245,179	93,488	5.94
Loans exempt from federal income tax (1)	45,603	484	4.22	52,389	630	4.77
Total loans	5,783,408	89,344	6.15	6,297,568	94,118	5.93
Loans held for sale	7,505	124	6.57	6,078	104	6.80
Nonmarketable equity securities	41,137	788	7.62	39,347	710	7.16
Total interest-earning assets	7,070,056	105,039	5.91	7,284,382	103,790	5.65
Noninterest-earning assets	653,279			622,969
Total assets	$7,723,335			$7,907,351
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,554,785	$31,061	3.48%	$3,770,735	$29,401	3.09%
Savings deposits	523,112	429	0.33	604,475	506	0.33
Time deposits	849,664	8,034	3.76	865,263	6,441	2.95
Brokered time deposits	205,079	2,446	4.74	113,883	1,421	4.95
Total interest-bearing deposits	5,132,640	41,970	3.25	5,354,356	37,769	2.80
Short-term borrowings	53,577	602	4.47	20,127	14	0.28
FHLB advances and other borrowings	428,739	4,743	4.40	402,500	4,557	4.49
Subordinated debt	89,120	1,228	5.48	93,441	1,280	5.43
Trust preferred debentures	50,990	1,341	10.46	50,379	1,369	10.78
Total interest-bearing liabilities	5,755,066	49,884	3.45	5,920,803	44,989	3.01
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,075,712			1,116,988
Other noninterest-bearing liabilities	97,235			97,935
Total noninterest-bearing liabilities	1,172,947			1,214,923
Shareholders’ equity	795,322			771,625
Total liabilities and shareholders’ equity	$7,723,335			$7,907,351
Net interest income / net interest margin (3)		$55,155	3.10%		$58,801	3.20%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million for each of the three months ended September 30, 2024 and 2023.
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

	Nine Months Ended September 30,
	2024			2023
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$69,960	$2,857	5.45%	$76,939	$2,868	4.98%
Investment securities:
Taxable investment securities	1,029,008	35,921	4.66	784,954	19,744	3.35
Investment securities exempt from federal income tax (1)	54,589	1,344	3.29	59,992	1,359	3.02
Total securities	1,083,597	37,265	4.59	844,946	21,103	3.33
Loans:
Loans (2)	5,856,676	266,107	6.07	6,270,427	272,297	5.81
Loans exempt from federal income tax (1)	46,540	1,463	4.20	54,151	1,708	4.22
Total loans	5,903,216	267,570	6.05	6,324,578	274,005	5.79
Loans held for sale	5,281	263	6.65	3,900	179	6.14
Nonmarketable equity securities	40,429	2,438	8.06	44,034	2,104	6.39
Total interest-earning assets	7,102,483	310,393	5.84	7,294,397	300,259	5.50
Noninterest-earning assets	663,967			615,383
Total assets	$7,766,450			$7,909,780
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,572,032	$89,910	3.36%	$3,743,483	$79,858	2.85%
Savings deposits	541,420	1,377	0.34	626,976	1,145	0.24
Time deposits	849,529	23,096	3.63	791,555	14,694	2.48
Brokered time deposits	179,998	6,277	4.66	61,838	2,094	4.53
Total interest-bearing deposits	5,142,979	120,660	3.13	5,223,852	97,791	2.50
Short-term borrowings	49,750	1,746	4.69	26,865	53	0.26
FHLB advances and other borrowings	414,259	13,615	4.39	471,084	15,959	4.53
Subordinated debt	91,921	3,773	5.48	96,820	3,985	5.49
Trust preferred debentures	50,873	4,088	10.73	50,216	3,887	10.35
Total interest-bearing liabilities	5,749,782	143,882	3.34	5,868,837	121,675	2.77
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,119,764			1,184,410
Other noninterest-bearing liabilities	107,192			84,650
Total noninterest-bearing liabilities	1,226,956			1,269,060
Shareholders’ equity	789,712			771,883
Total liabilities and shareholders’ equity	$7,766,450			$7,909,780
Net interest income / net interest margin (3)		$166,511	3.13%		$178,584	3.27%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.6 million for each of the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30, 2024 compared with Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024 compared with Nine Months Ended September 30, 2023
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Federal funds sold and cash investments	$(44)	$39	$(5)	$(272)	$261	$(11)
Investment securities:
Taxable investment securities	3,141	2,643	5,784	7,304	8,873	16,177
Investment securities exempt from federal income tax	19	127	146	(128)	113	(15)
Total securities	3,160	2,770	5,930	7,176	8,986	16,162
Loans:
Loans	(7,845)	3,217	(4,628)	(18,267)	12,077	(6,190)
Loans exempt from federal income tax	(78)	(68)	(146)	(240)	(5)	(245)
Total loans	(7,923)	3,149	(4,774)	(18,507)	12,072	(6,435)
Loans held for sale	24	(4)	20	67	17	84
Nonmarketable equity securities	33	45	78	(194)	528	334
Total earning assets	$(4,750)	$5,999	$1,249	$(11,730)	$21,864	$10,134
Interest-bearing liabilities:
Checking and money market deposits	$(1,824)	$3,484	$1,660	$(3,953)	$14,005	$10,052
Savings deposits	(69)	(8)	(77)	(186)	418	232
Time deposits	(141)	1,734	1,593	1,333	7,069	8,402
Brokered time deposits	1,110	(85)	1,025	4,065	118	4,183
Total interest-bearing deposits	(924)	5,125	4,201	1,259	21,610	22,869
Short-term borrowings	199	389	588	424	1,269	1,693
FHLB advances and other borrowings	287	(101)	186	(1,890)	(454)	(2,344)
Subordinated debt	(56)	4	(52)	(200)	(12)	(212)
Trust preferred debentures	15	(43)	(28)	54	147	201
Total interest-bearing liabilities	$(479)	$5,374	$4,895	$(353)	$22,560	$22,207
Net interest income	$(4,271)	$625	$(3,646)	$(11,377)	$(696)	$(12,073)
Interest Income. Interest income, on a tax-equivalent basis, increased $1.2 million to $105.0 million in the three months ended September 30, 2024 as compared to the same quarter in 2023, primarily due to improved yields on earning assets. The yield on earning assets increased 26 basis points to 5.91% from 5.65% primarily due to the impact of increasing market interest rates.
Average earning assets decreased to $7.07 billion in the third quarter of 2024 from $7.28 billion in the same quarter of 2023. The decrease in average loans of $514.2 million was partially offset by a $299.8 million increase in investment securities.
Average loans decreased $514.2 million to $5.78 billion in the third quarter of 2024 compared to the same quarter of 2023, due primarily to continued reductions in our equipment financing and consumer loan portfolios. Average equipment finance loan and lease balances decreased $215.3 million to $868.2 million in the third quarter of 2024, compared to the third quarter of 2023. The Company continued to reduce its concentration of this product within the overall loan portfolio. Consumer loans decreased $358.7 million during the third quarter to $722.1 million due to loan payoffs and a cessation in loans originated through GreenSky. Our Greensky-originated average loan balances decreased $280.0 million in the third quarter of 2024 to

$504.6 million, compared to the third quarter of 2023. In addition, as previously disclosed, during the fourth quarter of 2023, the Company ceased originating loans through LendingPoint.
For the nine months ended September 30, 2024, interest income, on a tax-equivalent basis, increased $10.1 million to $310.4 million as compared to the same period in 2023, primarily due to the increase in market rates year over year. The yield on earning assets increased 34 basis points to 5.84% from 5.50%, primarily due to the impact of increasing market interest rates.
Average earning assets decreased to $7.10 billion in the first nine months of 2024 from $7.29 billion in the same period in 2023. Average loans decreased $421.4 million, which was partially offset by an increase in investment securities of $238.7 million. The changes in average loan mix on a year-to-date basis is consistent with the quarter-to-date changes described previously.
Interest Expense. Interest expense increased $4.9 million to $49.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The cost of interest-bearing liabilities increased to 3.45% for the third quarter of 2024 compared to 3.01% for the third quarter of 2023 due to the increase in deposit costs as a result of the rate increases previously enacted by the Federal Reserve.
Interest expense on deposits increased $4.2 million to $42.0 million for the three months ended September 30, 2024 from the comparable period in 2023. The increase was primarily due to an increase in rates paid on deposits. Average balances of interest-bearing deposit accounts decreased $221.7 million, or 4.1%, to $5.13 billion for the three months ended September 30, 2024 compared to the same period one year earlier.
For the nine month period ended September 30, 2024, interest expense increased $22.2 million to $143.9 million compared to the nine months ended September 30, 2023. The cost of interest-bearing liabilities increased to 3.34% for the first nine months of 2024 compared to 2.77% for the same period of 2023. Interest expense on deposits increased to $120.7 million from $97.8 million for the comparable period in 2023, primarily due to increases in interest rates on deposits.
Interest expense on FHLB advances and other borrowings decreased $2.3 million for the nine months ended September 30, 2024, from the comparable period in 2023. Average balances decreased $56.8 million for the nine months ended September 30, 2024, from the comparable period in 2023, as loan paydowns permitted a decrease in the use of this funding source.
Provision for Credit Losses. The Company's provision for credit losses totaled $5.0 million for the three months ended September 30, 2024, compared to $5.2 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the Company recorded provision expense of $35.8 million and $14.2 million, respectively. The provision expense was attributable to loans, as further described below, with the exception of $0.2 million recapture attributable to unfunded commitments in the three and nine months ended September 30, 2024.
The elevated provision for credit losses for the nine months ended September 30, 2024, was primarily due to credit deterioration and servicing issues involving one of our FinTech partners, LendingPoint, subsequent to their system conversion in late 2023. The Company recognized provision expense of $14.0 million in the second quarter of 2024 related to this portfolio. In addition, the provision expense for the first quarter of 2024 included a specific reserve of $8.0 million on a multi-family construction project.
The provision for credit losses on loans recognized during the three and nine months ended September 30, 2024 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Noninterest Income. Noninterest income increased $7.8 million and $12.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods one year prior. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2024	2023		2024	2023
Noninterest income:
Wealth management revenue	$7,104	$6,288	$816	$21,037	$18,968	$2,069
Service charges on deposit accounts	3,411	3,149	262	9,648	8,744	904
Interchange revenue	3,506	3,609	(103)	10,427	10,717	(290)
Residential mortgage banking revenue	697	507	190	1,781	1,452	329
Income on company-owned life insurance	1,982	918	1,064	5,708	2,685	3,023
Loss on sales of investment securities, net	(44)	(4,961)	4,917	(196)	(6,478)	6,282
Other income	2,683	2,035	648	9,777	9,989	(212)
Total noninterest income	$19,339	$11,545	$7,794	$58,182	$46,077	$12,105
Wealth management revenue. Wealth management revenue increased $0.8 million and $2.1 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. Assets under administration increased to $4.27 billion at September 30, 2024 from $3.50 billion at September 30, 2023, primarily due to improved sales activity and an increase in market performance.
Income on company-owned life insurance. Income on company-owned life insurance increased $1.1 million and $3.0 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. As previously discussed, the Company surrendered certain low-yielding life insurance policies and purchased additional policies in the third quarter of 2023, resulting in the increase in revenue.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2024	2023		2024	2023
Noninterest expense:
Salaries and employee benefits	$24,382	$22,307	$2,075	$71,356	$69,407	$1,949
Occupancy and equipment	4,393	3,730	663	12,499	12,052	447
Data processing	6,955	6,468	487	20,882	19,323	1,559
FDIC insurance	1,402	1,107	295	3,895	3,632	263
Professional services	1,744	1,554	190	6,242	4,977	1,265
Marketing	967	950	17	2,445	2,323	122
Communications	359	507	(148)	1,037	1,514	(477)
Loan expense	1,935	866	1,069	4,416	3,104	1,312
Amortization of intangible assets	951	1,129	(178)	3,056	3,628	(572)
Other expense	3,645	3,420	225	13,251	9,454	3,797
Total noninterest expense	$46,733	$42,038	$4,695	$139,079	$129,414	$9,665
    Salaries and employee benefits. For the three and nine months ended September 30, 2024, salaries and employee benefits expense increased $2.1 million and $1.9 million, respectively, as compared to the same period in 2023, primarily due to annual salary increases and increased incentive expense. The Company employed 907 employees at September 30, 2024 compared to 911 employees at September 30, 2023.
Data processing fees. The $0.5 million and $1.6 million increases in data processing fees for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, were primarily the result of our continuing investments in technology to better serve our growing customer base and increased transaction volumes.

Loan expense. The $1.1 million and $1.3 million increases in loan expense for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, were primarily for loan collection expenses due to the increased volume of nonperforming loans and assets.
Other expense. Other expense increased $3.8 million for the nine months ended September 30, 2024, as compared to the same period in 2023. OREO expenses, including impairment and property taxes, increased $1.8 million. In addition, the Company recognized expenses of $3.1 million related to various legal actions.
Income Tax Expense. The Company's effective tax rates were 18.1% and 20.6% for the three and nine months ended September 30, 2024, respectively, compared to 50.3% and 31.9% for the three and nine months ended September 30, 2023, respectively. The decrease in the effective tax rate from the three and nine months ended September 30, 2023 is due primarily to tax expense of $4.5 million associated with a surrender of company-owned life insurance policies recognized in the third quarter of 2023, as previously discussed, and a $1.4 million return to provision adjustment also recognized in the third quarter of 2023.
Financial Condition
Assets. Total assets were $7.75 billion at September 30, 2024, as compared to $7.87 billion at December 31, 2023.
Loans. The loan portfolio is the largest category of our assets. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial:
Equipment finance loans	$442,552	7.7%	$531,143	8.7%
Equipment finance leases	417,531	7.3	473,350	7.7
Commercial FHA lines	50,198	0.9	—	—
Other commercial loans	863,922	15.0	951,387	15.5
Total commercial loans and leases	1,774,203	30.9	1,955,880	31.9
Commercial real estate	2,510,472	43.7	2,406,845	39.3
Construction and land development	422,253	7.3	452,593	7.4
Residential real estate	378,657	6.6	380,583	6.2
Consumer	663,234	11.5	935,178	15.2
Total loans, gross	5,748,819	100.0%	6,131,079	100.0%
Allowance for credit losses on loans	(85,804)		(68,502)
Total loans, net	$5,663,015		$6,062,577

Total loans decreased $382.3 million to $5.75 billion at September 30, 2024, as compared to December 31, 2023. Increases in commercial FHA warehouse lines and commercial real estate loans of $50.2 million and $103.6 million, respectively, were offset by decreases in all other loan categories. The Company continued to shrink its equipment financing and consumer loan portfolios, and focus on commercial loan opportunities in our community bank footprint.
Equipment finance loan and lease balances decreased $144.4 million to $860.1 million at September 30, 2024 compared to December 31, 2023 as the Company continued to reduce its concentration of this product within the overall loan portfolio. Consumer loans decreased $271.9 million due to loan payoffs and a cessation in loans originated through GreenSky. Our Greensky-originated loan balances decreased $208.2 million during the first nine months of 2024 to $475.3 million at September 30, 2024. In addition, as previously disclosed, during the fourth quarter of 2023, the Company ceased originating loans through LendingPoint. As of September 30, 2024, the Company had $96.5 million in loans that were originated through and serviced by LendingPoint. Equipment financing and consumer loans comprised 15.0% and 11.5%, respectively, of the loan portfolio at September 30, 2024, compared to 16.4% and 15.2%, respectively, at December 31, 2023.

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
Commercial real estate loans. Our commercial real estate loans consist of both real estate occupied by the borrower for ongoing operations and non-owner occupied real estate properties. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner occupied offices, warehouses and production facilities, office buildings, hotels, mixed-use residential and commercial facilities, retail centers, multifamily properties, skilled nursing and assisted living facilities. Our commercial real estate loan portfolio also includes farmland loans. Farmland loans are generally made to a borrower actively involved in farming rather than to passive investors.
Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans. Interest reserves are generally established on real estate construction loans.
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$555,984	19.0%	$516,295	18.1%
Skilled Nursing	397,700	13.7	469,096	16.4
Retail	461,017	15.7	454,589	15.9
Industrial/Warehouse	216,870	7.4	217,956	7.6
Hotel/Motel	243,292	8.3	159,707	5.6
Office	147,189	5.0	153,756	5.4
All other	910,673	30.9	888,039	31.0
Total commercial real estate and construction and land development loans	$2,932,725	100.0%	$2,859,438	100.0%
Loans secured by office space totaled $147.2 million and $153.8 million at September 30, 2024 and December 31, 2023, respectively, primarily located in suburban locations in Illinois and Missouri.
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

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2024:

	September 30, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$135,890	$421,349	$481,705	$77,196	$103,527	$92,405	$—	$44,600	$1,356,672
Commercial real estate	371,569	377,978	1,014,476	247,232	283,529	192,413	5,530	17,745	2,510,472
Construction and land development	88,322	149,344	67,853	62,720	1,477	50,299	94	2,144	422,253
Total commercial loans	595,781	948,671	1,564,034	387,148	388,533	335,117	5,624	64,489	4,289,397
Residential real estate	4,554	6,026	8,497	17,790	22,881	36,855	179,791	102,263	378,657
Consumer	4,617	599	547,414	82,156	28,448	—	—	—	663,234
Lease financing	28,604	—	313,475	—	—	75,452	—	—	417,531
Total loans	$633,556	$955,296	$2,433,420	$487,094	$439,862	$447,424	$185,415	$166,752	$5,748,819
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $85.8 million, or 1.49% of total loans, at September 30, 2024 compared to $68.5 million, or 1.12% of total loans, at December 31, 2023. The following table allocates the allowance for credit losses on loans by loan category:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$24,106	1.78%	$21,847	1.47%
Commercial real estate	22,531	0.90	20,229	0.84
Construction and land development	12,061	2.86	4,163	0.92
Total commercial loans	58,698	1.37	46,239	1.06
Residential real estate	5,351	1.41	5,553	1.46
Consumer	8,031	1.21	3,770	0.40
Lease financing	13,724	3.29	12,940	2.73
Total allowance for credit losses on loans	$85,804	1.49%	$68,502	1.12%
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
In estimating expected credit losses as of September 30, 2024, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 2.5% to 3.1% over the next four quarters; (ii) the 10-year treasury rate decreasing from 4.0% in the third quarter of 2024 to 3.9% by the fourth quarter of 2025; and (iii) Illinois unemployment rate averaging 5.5% through the fourth quarter of 2025.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and

external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at September 30, 2024, was approximately 56 basis points of total loans. The additional provision expense related to the LendingPoint portfolio resulted in the increase in the qualitative factor adjustment when compared to 41 basis points at December 31, 2023.
The allowance allocated to commercial loans totaled $24.1 million, or 1.78% of total commercial loans, at September 30, 2024, compared to $21.8 million, or 1.47%, at December 31, 2023. Modeled expected credit losses increased $0.5 million and qualitative factor adjustments related to commercial loans increased $2.7 million. A certain portion of the LendingPoint portfolio is classified as commercial loans. The Company recognized provision expense of $3.2 million on this portfolio during the nine months ended September 30, 2024. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis decreased $1.0 million from $1.8 million at December 31, 2023.
The allowance allocated to commercial real estate loans totaled $22.5 million, or 0.90% of total commercial real estate loans, at September 30, 2024, increasing $2.3 million, from $20.2 million, or 0.84% of total commercial real estate loans, at December 31, 2023. Modeled expected credit losses increased $0.7 million and qualitative factor adjustments decreased $0.1 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $0.7 million at December 31, 2023, to $1.5 million at September 30, 2024. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $12.1 million, or 2.86% of total construction and land development loans, at September 30, 2024, increasing $7.9 million, from $4.2 million, or 0.92% of total constructions loans, at December 31, 2023. Specific allocations for construction loans that were evaluated for expected credit losses on an individual basis totaled $8.0 million and $0.0 million at September 30, 2024 and December 31, 2023, respectively. This represents the specific reserve on one large construction and land development loan recognized in the first quarter of 2024 provision for credit losses. Modeled expected credit losses decreased $0.4 million and qualitative factor adjustments related to construction loans increased $0.3 million.
The allowance allocated to consumer loans totaled $8.0 million, or 1.21% of total consumer loans, at September 30, 2024, compared to $3.8 million, or 0.40%, at December 31, 2023. Credit deterioration and servicing related issues with the LendingPoint portfolio, as previously discussed, resulted in an increase of the allowance of $5.0 million at September 30, 2024 compared to December 31, 2023. The Company's consumer portfolios benefit from credit enhancements provided by LendingPoint and Greensky. The Company calculated its expected loss estimate based on delinquent loans, as reported by LendingPoint, net of expected credit enhancements. The Company expects to recognize charge offs over the remaining life of this portfolio, and believes that it has properly reserved for expected losses based upon the data that is currently known and available. Specific allocations for consumer loans that were evaluated for expected credit losses on an individual basis decreased $0.1 million.

The allowance allocated to the lease portfolio totaled $13.7 million, or 3.29% of total commercial leases, at September 30, 2024, increasing $0.8 million, from $12.9 million, or 2.73% of total commercial leases at December 31, 2023. Modeled expected credit losses and specific allocation reserves increased $0.8 million and $0.4 million, respectively. Qualitative factor adjustments related to commercial leases decreased $0.1 million.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$92,183	$64,950	$68,502	$61,051
Charge-offs:
Commercial	2,491	3,249	7,869	5,289
Commercial real estate	32	2,316	728	4,606
Construction and land development	—	44	—	378
Residential real estate	159	95	194	180
Consumer	6,395	250	6,829	773
Lease financing	2,979	1,394	6,728	2,555
Total charge-offs	12,056	7,348	22,348	13,781
Recoveries:
Commercial	484	80	753	577
Commercial real estate	2	3,678	2,242	4,006
Construction and land development	2	—	3	32
Residential real estate	62	33	130	98
Consumer	44	53	194	226
Lease financing	83	55	328	278
Total recoveries	677	3,899	3,650	5,217
Net charge-offs	11,379	3,449	18,698	8,564
Provision for credit losses on loans	5,000	5,168	36,000	14,182
Balance, end of period	$85,804	$66,669	$85,804	$66,669
Gross loans, end of period	$5,748,819	$6,280,883	$5,748,819	$6,280,883
Average total loans	$5,783,408	$6,297,568	$5,903,216	$6,324,578
Net charge-offs to average loans	0.78%	0.22%	0.42%	0.18%
Allowance for credit losses to total loans	1.49%	1.06%	1.49%	1.06%
Individual loans considered to be uncollectible are charged-off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information.Charge-offs are generally taken on loans when the collectability of a loan balance is unlikely. Recoveries on loans previously charged-off are added to the allowance.
Net charge-offs for the three months ended September 30, 2024 totaled $11.4 million, compared to $3.4 million for the same period one year ago. The Company recorded $6.2 million of charge-offs of consumer loans originated and serviced by LendingPoint. Net charge-offs of equipment financing loans and leases for the three months ended September 30, 2024 and 2023, totaled $4.9 million and $2.2 million, respectively, primarily due to continued weakness within the trucking and transportation sector.
Net charge-offs for the nine months ended September 30, 2024 totaled $18.7 million, compared to $8.6 million for the same period one year ago. Net charge-offs of equipment financing loans and leases totaled $12.1 million for the nine months ended September 30, 2024, compared to $4.9 million for the same period one year ago. The Company recorded $6.2 million of charge-offs of consumer loans originated and serviced by LendingPoint in the nine months ended September 30, 2024. The Company recognized a $2.0 million partial recovery in the second quarter of 2024 related to a third quarter of 2023 charge off.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonperforming loans:
Commercial	$16,273	$9,282
Commercial real estate	51,013	33,891
Construction and land development	26,555	39
Residential real estate	4,613	3,869
Consumer	3,902	137
Lease financing	12,200	9,133
Total nonperforming loans	114,556	56,351
Other real estate owned and other repossessed assets	12,215	11,350
Nonperforming assets	$126,771	$67,701
Nonperforming loans to total loans	1.99%	0.92%
Nonperforming assets to total assets	1.64%	0.86%
Allowance for credit losses to nonperforming loans	74.90%	121.56%
Non-performing loans increased $58.2 million to $114.6 million at September 30, 2024, compared to $56.4 million at December 31, 2023. Five loans totaling $51.0 million account for the increase. Of these, three loans totaling $40.9 million are multi-family construction or multi-family projects. Nonperforming consumer loans increased to $3.9 million as $3.8 million of loans servicing by LendingPoint were transferred to nonaccrual status.
We did not recognize interest income on nonaccrual loans during the three months ended September 30, 2024 or 2023 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.7 million and $6.3 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.
Collateral Dependent Financial Assets
The following table presents the change in our non-performing loans for the nine months ended September 30, 2024:

(dollars in thousands)	Nine months ended September 30, 2024
Balance, beginning of period	$56,351
New nonperforming loans	75,364
Return to performing status	(1,253)
Payments received	(9,390)
Transfer to OREO and other repossessed assets	(1,698)
Charge-offs	(4,818)
Balance, end of period	$114,556
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

The following table sets forth the book value and associated percentage of each category of investment securities at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$—	—%	$1,097	0.1%
U.S. government sponsored entities and U.S. agency securities	42,824	3.5	72,572	7.9
Mortgage-backed securities - agency	834,764	68.9	574,500	62.7
Mortgage-backed securities - non-agency	85,926	7.1	83,529	9.1
State and municipal securities	70,471	5.8	57,460	6.3
Corporate securities	87,962	7.3	99,172	10.9
Other securities	90,143	7.4	27,565	3.0
Total investment securities, available for sale, at fair value	$1,212,090	100.0%	$915,895	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2024.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	27,189	2.2	4.44
Maturing in five to ten years	15,635	1.3	5.92
Maturing after ten years	—	—	—
Total U.S. government sponsored entities and U.S. agency securities	$42,824	3.5%	4.98%

Mortgage-backed securities - agency:
Maturing within one year	$10,767	0.9%	6.08%
Maturing in one to five years	343,832	28.4	4.61
Maturing in five to ten years	268,200	22.1	4.24
Maturing after ten years	211,965	17.5	3.45
Total mortgage-backed securities - agency	$834,764	68.9%	4.21%

Mortgage-backed securities - non-agency:
Maturing within one year	$5,153	0.4%	5.43%
Maturing in one to five years	56,993	4.7	5.02
Maturing in five to ten years	—	—	—
Maturing after ten years	23,780	2.0	4.63
Total mortgage-backed securities - non-agency	$85,926	7.1%	4.94%

State and municipal securities (1):
Maturing within one year	$1,031	0.1%	3.17%
Maturing in one to five years	7,188	0.6	2.57
Maturing in five to ten years	26,383	2.1	2.35
Maturing after ten years	35,869	3.0	4.60
Total state and municipal securities	$70,471	5.8%	3.53%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	40,022	3.3	6.01
Maturing in five to ten years	47,940	4.0	3.83
Maturing after ten years	—	—	—
Total corporate securities	$87,962	7.3%	4.82%

Other securities:
Maturing within one year	$293	—%	6.22%
Maturing in one to five years	6,217	0.5	6.14
Maturing in five to ten years	26,934	2.2	6.76
Maturing after ten years	56,699	4.7	6.44
Total other securities	$90,143	7.4%	6.51%
Total investment securities, available for sale	$1,212,090	100.0%	4.47%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at September 30, 2024.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$44,046	$42,824	$—	$42,824	$—	$—	$—	$—
Mortgage-backed securities - agency	897,052	834,764	—	834,764	—	—	—	—
Mortgage-backed securities - non-agency	87,241	85,926	5,380	80,546	—	—	—	—
State and municipal securities	74,816	70,471	6,804	56,924	1,205	130	—	5,408
Corporate securities	94,424	87,962	—	—	15,584	58,441	6,508	7,429
Other securities	90,181	90,143	45,569	36,772	7,802	—	—	—
Total investment securities, available for sale	$1,287,760	$1,212,090	$57,753	$1,051,830	$24,591	$58,571	$6,508	$12,837
Liabilities. At September 30, 2024, liabilities totaled $6.93 billion compared to $7.08 billion at December 31, 2023.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $52.7 million to $6.26 billion at September 30, 2024, as compared to December 31, 2023. Decreases in noninterest-bearing demand account, interest-bearing checking account, and savings account balances of $94.8 million, $121.9 million and $49.0 million, respectively, during this period, were partially offset by increases in money market account and time deposit account balances. Brokered time deposit account balances increased to $269.4 million at September 30, 2024 from $94.5 million at December 31, 2023, accounting for the increase in time deposit account balances. Deposit outflows were primarily related to certain larger commercial clients moving funds to the Company's wealth management business, in addition to seasonal outflows of public funds.

(dollars in thousands)	September 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,050,617	16.8%	$1,145,395	18.1%
Interest-bearing:
Checking	2,389,970	38.1	2,511,840	39.8
Money market	1,187,139	19.0	1,135,629	18.0
Savings	510,260	8.2	559,267	8.9
Time	1,118,850	17.9	957,398	15.2
Total deposits	$6,256,836	100.0%	$6,309,529	100.0%
The following table sets forth the maturity of uninsured time deposits as of September 30, 2024:

(dollars in thousands)	Amount
Three months or less	$50,405
Three to six months	19,631
Six to 12 months	18,077
After 12 months	10,667
Total	$98,780

Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, issuances and redemptions of common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available-for-sale investment securities, fair value hedges and cash flow hedges.
Shareholders’ equity increased $26.4 million to $818.3 million at September 30, 2024 as compared to December 31, 2023. The change in shareholders’ equity was the result of the generation of net income of $39.1 million, offset by dividends to common shareholders of $20.3 million, dividends to preferred shareholders of $6.7 million, the repurchases of common stock of $5.5 million and decrease in accumulated other comprehensive losses of $16.1 million.
On December 5, 2023, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. During the nine months ended September 30, 2024, the Company repurchased 228,266 shares of its common stock at a weighted average price of $23.93 under its stock repurchase program, with approximately $19.5 million of remaining repurchase authority.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $14.0 million and $20.9 million at September 30, 2024 and December 31, 2023, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$121,873	$135,061
Unpledged securities	532,835	346,843
FHLB committed liquidity	1,086,286	935,977
FRB discount window availability	552,777	699,896
Total Estimated Liquidity	$2,293,771	$2,117,777

Conditional Funding Based on Market Conditions
Additional credit facility	$433,000	$419,000
Brokered CDs (additional capacity)	$350,000	$500,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2024, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At September 30, 2024, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized.
The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at September 30, 2024:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.98%	10.50%	N/A
Midland States Bank	13.34	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	11.65	8.50	N/A
Midland States Bank	12.09	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.00	7.00	N/A
Midland States Bank	12.09	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	10.10	4.00	N/A
Midland States Bank	10.47	4.00	5.00
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
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment, funding and hedging activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2024:
Dollar change	$3,024	$2,031	$(3,618)	$(7,926)
Percent change	1.4%	0.9%	(1.6)%	(3.6)%
December 31, 2023:
Dollar change	$539	$(293)	$(1,424)	$(3,162)
Percent change	0.2%	(0.1)%	(0.6)%	(1.3)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next twelve months. We were within board policy limits for all scenarios at September 30, 2024.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at September 30, 2024 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2023. Throughout the course of 2023, the bank exhibited similar trends to the industry concerning its beta assumptions related to its non-maturity deposit portfolio. Coupled with a market shift to slowing rate increases or even rate cuts into 2024, the bank did start to position its investment strategy to protect against lower rates in the future. These two aspects are the primary drivers of moving to a virtually neutral position as measured in the +/- 100 basis point rate shocks.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2024.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2024	23,215	$22.55	23,113	$19,537,960
August 1 - 31, 2024	303	21.46	—	19,537,960
September 1 - 30, 2024	—	—	—	19,537,960
Total	23,518	$22.53	23,113	$19,537,960
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on December 5, 2023, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2024, 228,266 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $5.5 million.
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2024 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: November 6, 2024	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)