Form 10-K
period 2024-12-31
Midland States Bancorp, Inc.
filed 2025-07-01
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2024 was $466,599,960 (based on the closing price on the Nasdaq Global Select Market on that date of $22.65).
As of June 13, 2025, the Registrant had 21,515,138 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.
2024 ANNUAL REPORT ON FORM 10-K

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

EXPLANATORY NOTE
Introduction
In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Audit Committee (the "Audit Committee") of the Board of Directors of the Company, after discussion with management and the Company's independent registered public accounting firm, Crowe LLP, concluded that the Company's audited consolidated financial statements as of December 31, 2023 and 2022 and for each year in the three year period ended December 31, 2023, and its unaudited consolidated financial statements as of and for the interim periods ended March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023 (collectively, the "Restated Financial Periods") should no longer be relied upon because of errors identified in such financial statements, as described below.
The errors relate to the Company’s accounting for loans originated pursuant to third-party loan origination programs. These programs go back as far as 2012. As part of these programs, the third-party providers offered various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. Historically, the Company accounted for all borrower payments and credit enhancement payments under these programs on a single unit, or net basis, with all such payments presented as interest income representing the Company’s effective yield on the portfolios. The Company has determined that these payments should instead be accounted for on a separate unit of account, or gross basis, with loan yields and interest income recorded at the gross borrower loan rate, credit losses and associated provisions for credit losses recorded on a gross basis over the life of the loans, and with all credit enhancement payments recorded separately as a credit enhancement derivative.
As a result of the above, the Company is restating the consolidated financial statements (i) as of and for the year ended December 31, 2023 and (ii) for the year ended December 31, 2022, as presented in the audited financial statements as of and for the year ended December 31, 2024 in this Annual Report on Form 10-K. The impact of the errors prior to January 1, 2022 has been adjusted through opening equity as of January 1, 2022 in the audited consolidated financial statements presented herein.
These financial statements include audited consolidated financial statements:
•As of and for the year ended December 31, 2024;
•As of and for the year ended December 31, 2023 (restated); and
•For the year ended December 31, 2022 (restated), excluding the consolidated balance sheet.
Additionally, to reflect the impact of the restatement, this Form 10-K includes consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023 (unaudited, restated).
This Form 10-K includes more information than normally would be included in an Annual Report on Form 10-K in order to provide a presentation of information related to the restatement of the periods listed above. See Note 25 - Restatement of Prior Period Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information, including the impact on the specific accounts.
We have not filed, and do not intend to file, amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q covering the Restated Financial Periods or 2021. Accordingly, with respect to such periods, investors and others should rely only on the financial information and other disclosures contained in this Form 10-K or in our future filings with the SEC, and not on the financial statements of any previously issued or filed reports, earnings releases or similar communications relating to the Restated Financial Periods and 2021.
Impact on Internal Controls over Financial Reporting
See Item 9A, Controls and Procedures, for information related to identified material weaknesses in internal control over financial reporting and the related remedial measures.
Items Restated in this Form 10-K
The following items have been restated, as appropriate, to correct the errors noted above:
•Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data

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
•the effects of U.S. and global trade policy, including changes in applicable tariff rates and the effect such policies and rates have on economic conditions in our markets and the U.S. generally, including growth rates, inflation, interest rates and levels of volatility and economic uncertainty;
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
•credit risk and risks from concentrations by type of borrower, geographic area, collateral and industry within our loan portfolio and, large loans to certain borrowers including commercial real estate loans;
•effects on the U.S. economy resulting from the implementation of policies proposed by the new presidential administration, including tariffs, mass deportations and changes in banking regulation;
•risks related to acquisitions, including our ability to receive required regulatory approvals, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

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
PART I
ITEM 1 – BUSINESS
Our Company
Midland States Bancorp, Inc., an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. Our banking subsidiary, Midland States Bank, an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, trust and investment management, and insurance and financial planning services. As of December 31, 2024, the Company had total assets of $7.51 billion, and our wealth management group had assets under administration of approximately $4.15 billion.
Our strategic plan focuses on delivering a superior customer experience through a high-tech, high-touch approach, while remaining committed to core community banking and relationship-driven growth. We continue to enhance our regional franchise approach that serves our core customers with a consistent, high-performance culture rooted in our One Midland values and with a strong foundation in Enterprise Risk Management.
Our Principal Businesses
Community Banking. Our community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois and the St. Louis metropolitan area, where we operated 53 full-service banking offices as of December 31, 2024.
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
Construction and Land Development Loans. Our construction portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. These loans are typically disbursed as construction progresses and carry interest rates that may vary with SOFR.
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at December 31, 2024 and 2023:

	December 31,
	2024		2023
(dollars in thousands)	Balance	%	Balance	%
Multi-Family	$547,016	18.9%	$516,295	18.1%
Retail	460,283	15.9	469,096	16.4
Skilled Nursing	400,902	13.8	454,589	15.9
Industrial/Warehouse	235,674	8.2	217,956	7.6
Hotel/Motel	228,764	7.9	159,707	5.6
Office	146,295	5.1	153,756	5.4
All other	872,572	30.2	888,039	31.0
Total commercial real estate and construction and land development loans	$2,891,506	100.0%	$2,859,438	100.0%
Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit, consisting of loans secured by first or second mortgages primarily on owner occupied primary residences.
Consumer Installment Loans. We provide consumer installment loans for the purchase of cars, boats and other recreational vehicles, as well as for the purchase of major appliances and other home improvement projects. Our major appliance and other home improvement lending is originated principally through national and regional retailers and other vendors of these products and services. We have historically originated these loans through GreenSky and LendingPoint. However, during the fourth quarter of 2023, the Company ceased originating consumer loans through both GreenSky and LendingPoint. Subsequently, we sold our LendingPoint portfolio in the fourth quarter of 2024, and in April 2025 sold participation interests in consumer loans with an aggregate principal amount of $317.5 million that were originated through the GreenSky program.
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
The following table reflects information on the markets we currently serve, as of June 30, 2024, the most recent date for which such information was publicly available:

(dollars in thousands)		June 30, 2024		December 31, 2024
County	State	Deposits	Market Share	# of Banking Offices
Effingham	IL	$1,060,572	37.66%	1
St. Charles	MO	993,953	9.87	2
Winnebago	IL	874,694	11.76	7
Kankakee	IL	819,476	32.21	8
La Salle	IL	309,863	8.21	4
Will	IL	285,690	1.33	4
St. Louis	MO	276,933	0.62	6
Lee	IL	251,061	29.61	1
Boone	IL	213,454	27.42	2
Whiteside	IL	190,361	10.05	2
Bureau	IL	154,169	12.77	1
Kendall	IL	139,720	4.93	2
Grundy	IL	101,530	6.31	1
Monroe	IL	85,578	7.43	2
Marion	IL	76,452	7.01	1
Champaign	IL	48,844	0.70	1
St. Clair	IL	45,373	0.83	1
Fayette	IL	43,509	7.81	2
Jefferson	MO	42,476	1.11	1
Franklin	MO	34,342	0.93	1
Bond	IL	29,255	6.73	1
Saint Louis (City)	MO	25,353	0.05	1
Livingston	IL	21,984	1.65	1
Human Capital Resources
At December 31, 2024, we had 896 employees, including 32 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.
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
Leadership and professional development at Midland is reinforced through programs designed to cultivate talent and accelerate development. Our MASTERS program—Midland’s Advanced Study for Talent Enrichment and Resource Strengthening— enhances the career growth of high-potential employees who demonstrate the qualities essential for the Company’s continued success. More than 110 employees have participated in this program since 2016. Additionally, we support professional growth and community-building through affinity groups such as Midland WOMEN and the African American Affinity Group. Midland WOMEN is dedicated to advancing the leadership development of women at all levels of the organization, offering programs and initiatives that engage employees across the Company. The African American Affinity Group provides a platform for personal and professional development, fostering opportunities for advancement and mentorship. Executive management actively supports these groups.
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
Supervision and Regulation
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the DFPR, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws and sanctions enforced by the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments that the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability of the Company or the Bank to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Regulatory Relief Act was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations. It is anticipated that the Trump Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to these banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or the operations of the Company or the Bank.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of the Company and the Bank, as well as the banking industry in general. Based on statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the federal banking agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as the Bank, as well as their holding companies (i.e., banking organizations) are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and the Basel III Rule, defined and discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the Federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risks of bank assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banking organizations since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. banking agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. banking agencies worked to improve the risk sensitivity of the Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% maximum risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as "Basel III", to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the "Basel III Rule"). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the federal banking agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which the Company has not done.) Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.
The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.
The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:
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
In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
In July 2023, the Biden Administration federal banking agencies had proposed wide-ranging and significant changes to the Basel III Rule (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets in an effort to finish the implementation of the Basel III accords. The Basel III Endgame Proposal would generally have impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and, as a general matter, would not have had a significant impact on the Company or the Bank. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in a form substantially similar to the Basel III Endgame Proposal. Based on statements made by the current leaders of the federal banking agencies, as well as the Secretary of the Treasury, the agencies may issue a new version of this proposal.
Well-Capitalized Requirements. The capital ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
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
As of December 31, 2024: (i) the Bank was not subject to a directive from the Federal Reserve or the DFPR to increase its capital; and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.
Prompt Corrective Action. The concept of a banking organization being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Community Bank Capital Simplification. Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single CBLR of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements the CBLR framework if it has (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. Nevertheless, the Company has not currently determined to elect the CBLR, but it may elect the framework at any time.
Supervision and Regulation of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.
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
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for acquisitions by the Company may be required from other agencies, such as the DFPR or other agencies that regulate the target company of an acquisition.
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
Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “The Role of Capital” above.
Dividend Payments. The Company’s ability to pay dividends to the Company’s shareholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the limitations of the Illinois Business Corporations Act, as amended, which allows us to pay dividends unless, after such dividend, (i) the Company would not be able to pay its debts as they become due in the usual course of business or (ii) the Company’s total assets would be less than the sum of the Company’s total liabilities plus any amount that would be needed if it were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the federal banking agencies and U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result is interagency guidance on sound incentive compensation practices for banking organizations.
The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the federal banking agencies expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Under the guidance, smaller banking organizations like the Company that use incentive compensation arrangements are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.
In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal and it was not published in the Federal Register, signaling potential interagency misalignment. In March 2025, the FDIC withdrew its support for this proposed rule, making it unlikely that any rule in a substantially similar form will be finalized.
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the business and operations of the Company and the Bank.
Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Supervision and Regulation of the Bank
General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and, as a bank that is a member of the Federal Reserve System, the Federal Reserve.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.
For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline; and no adjustments to the base assessment rates is currently projected.
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank to the DIF was approximately $24.1 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024, and an invoice payment date of June 28, 2024. The FDIC will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Bank was technically subject to the FDIC special assessment as part of a banking organization with assets of $5 billion or more, the Bank does not have to pay this assessment.
Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2024, the Bank paid supervisory assessments to the DFPR totaling approximately $0.5 million.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.
The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Because the global financial crisis was in part a liquidity crisis, the Basel III Rule includes a liquidity framework that requires the largest FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal banking agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, apply to the Bank, it continues to review its liquidity risk management policies in light of developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements going forward.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The Federal Reserve Act also imposes limitations on the amount of dividends paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s calendar year-to-date net income plus the bank’s retained income for the two preceding calendar years.
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, and the DFPR may prohibit the payment of dividends by the Bank any of them determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
State Bank Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
The Bank may be required to seek approval from the DFPR and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. In March 2025, the FDIC issued a notice of proposed rulemaking to repeal its 2024 policy statement and reinstate its prior policy statement on bank mergers, while it considers wider changes to its bank merger review practices. Although the Federal Reserve, the Bank’s primary federal regulator, did not release any updated policy statement or rules regarding its review process under the Bank Merger Act in recent years, management of the Company has considered the impact that the OCC’s and FDIC’s rules and guidance may have on the review of any relevant transactions that the Bank undertakes.
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
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the banking agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the agency’s order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the agency deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The banking agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified for 2024 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks, (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong, (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins, and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).
Privacy and Cybersecurity. The Bank is subject to many U..S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal and confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations. The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. The Bank must also consider and address cybersecurity considerations as part of its risk management processes.
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
Federal Home Loan Bank System. The Bank is a member of a FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The Federal Reserve regularly assess the Bank’s record of meeting the credit needs of its communities. The Bank's CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company's financial holding company status.
On October 24, 2023, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of an order issued as part of ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule.

Despite the lawsuit, management of the Bank is continuing to assess the impact of the CRA Rule on its CRA lending and investment activities in its respective markets.
The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the federal banking agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.
In 2022, the Bank, like all Illinois-chartered banks, became subject to the state level CRA standards, following passage of the Illinois CRA. This means that, in addition to the federal CRA review, the Bank will be reviewed by the DFPR to assess the Bank’s record of meeting the credit needs of its communities. Like the potential impact under the federal CRA, applications for additional acquisitions or activities would be affected by the evaluation of the Bank’s effectiveness in meeting its Illinois CRA requirements.
Anti-Money Laundering/Sanctions. The Bank Secrecy Act (BSA) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and haves significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/ Countering the Financing of Terrorism (AML/CFT) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, financed terrorist acts or move funds for other illicit purposes The laws require financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.
Concentrations in CRE. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. Interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny:
(i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or
(ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in recent years, the federal banking agencies issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies also have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2024, the Bank did not exceed these guidelines.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rule making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable primary federal banking regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”
The current acting leader of the CFPB has indicated that the CFPB will adopt a deregulatory approach, and the CFPB has recently announced that it plans to roll back certain rulemakings adopted over the last several years. The U.S. Congress is also pursuing Congressional Review Act resolutions or otherwise taking steps to overturn certain recent CFPB rulemaking. While some of the CPFB’s recent rulemakings did not impact the Bank directly, the CFPB’s retreat from the aggressive approach to regulation (and supervision, where applicable) that it has previously adopted may benefit the operations of the Bank.
Regulation of Affiliates
The Company operates one affiliate that is regulated by functional financial regulatory agencies. Midland Wealth Advisors, LLC is a registered investment advisor. The SEC has supervisory, examination and enforcement authority over its operations. The SEC’s focus is primarily for the protection of investors under the federal securities laws. As a subsidiary of the Company, Midland Wealth Advisors, LLC is also subject to the supervision of the Federal Reserve on a consolidated basis.
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
Our business and operations are sensitive to business and economic conditions in the United States generally and the state of Illinois and the St. Louis metropolitan area in particular. If the national, regional and local economies experience worsening economic conditions, including as a result of recent changes in U.S. trade policy and U.S. and global tariff rates, our growth and profitability could be harmed. Weak economic conditions are characterized by, among other indicators, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.
If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge-offs and delinquencies, which could require increases in our provision for credit losses on loans.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States generally, or our market areas specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses on loans, which would cause our net income, return on equity and capital to decrease. We maintain our allowance for credit losses on loans at a level that management considers adequate to absorb expected credit losses on loans based on an analysis of our portfolio and market environment.
As of December 31, 2024, our allowance for credit losses on loans as a percentage of total loans was 2.15% and as a percentage of total nonperforming loans was 73.69%. Although management believed, as of such date, that the allowance for credit losses on loans was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodica lly review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.
A significant portion of our loan portfolio is secured by real estate, the value and liquidity of which can be negatively affected by economic conditions and environmental issues.
At December 31, 2024, approximately 63.3% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rate levels and by market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects.
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
Commercial loans represented 82.3% of our total loan portfolio at December 31, 2024. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on even a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.
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
In addition, we have provided an aggregate of $230.2 million of financing to the two third-party buyers that purchased participation interests in consumer loans that were originated through GreenSky's consumer loan origination platform. The ability of each of these buyers to repay the obligations to us will depend significantly on the performance of the consumer loans.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction loans comprised approximately 5.8% of our total loan portfolio as of December 31, 2024, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.
As of December 31, 2024, we had $4.9 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.
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
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, it is possible that these protections may not be sufficient to eliminate the significant and growing risks in this area, including risks relating to the use of artificial intelligence in fraud schemes. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
Any acquisitions we may engage in could expose us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.
Any acquisition transactions we engage in could require us to use a substantial amount of cash, or other liquid assets and/or incur debt. There are risks associated with acquisitions, including the following:
•We may incur time and expense associated with evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business.
•We could be exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities were to exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected.
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
In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. If we choose to engage in an acquisition transaction, we cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to grow our business and profitability.
We may not be able to continue growing our business, particularly if we cannot increase loans through organic loan growth.
While we intend to continue to grow our business through organic loan growth, certain of our market areas are comprised of mature, rural communities with limited population growth, which presents a challenging market for loan origination. Our growth will also depend upon our ability to attract deposits and to identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.
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
Legal, Accounting and Compliance Risks
We have identified material weaknesses in our internal control over financial reporting, which material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Annual Report on Form 10-K, our management identified material weaknesses in our internal control over the risk assessment process for identifying whether third-party loan origination and servicing contracts present unique accounting considerations that should be further evaluated and the financial reporting related to our accounting and financial reporting of third party lending and servicing arrangements. See Item 9A — Controls and Procedures. As a result of these material weaknesses, our independent registered public accounting firm concluded that our internal control over financial reporting was not effective as of December 31, 2024 and December 31, 2023. In addition, we restated our financial statements for the years ended December 31, 2023 and 2022, and the interim quarterly periods in 2024 and 2023 Any failure to maintain adequate internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. We can give no assurance that our plans to remediate these material weaknesses will be successful or prevent any future material weaknesses, or that further restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, our controls and procedures may not be adequate to prevent or identify irregularities or errors, which could affect the fair presentation of our consolidated financial statements.
We may incur impairment charges to the goodwill that we recorded in connection with prior business acquisitions, which would negatively impact our business, financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known.
For example, during the first quarter of 2025, Management determined that a triggering event had occurred at its Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company expects to recognize goodwill impairment expense between $135.0 million and $154.0 million in the first quarter of 2025. This non-cash impairment expense did not impact our regulatory capital ratios, tangible common equity ratio nor our liquidity position, and will not result in future cash expenditures. There can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in additional findings of impairment and related charges, which could adversely affect our business, financial condition and results of operations.

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
Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. For example, some of the services we provide, such as wealth management services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. We believe we face an elevated risk of the foregoing proceedings in connection with the matters leading us to restate our financial statements and in connection with LendingPoint's 2023 system conversion and any potential effects on certain loans, as discussed in this Annual Report on Form 10-K.
The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm. We are not able to estimate the likelihood of such developments or the likely magnitude or significance of any liability or other outcomes of any such proceedings.
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
The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, including those of our third party vendors, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
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
At this time, it is difficult to predict the legislative and regulatory changes that will result from having a new President of the United States. The new administration and Congress may cause broad economic changes due to changes in governing ideology and governing style, included as a result of implementation of proposed policies regarding tariffs, mass deportations and tax regulations. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

Market and Interest Rate Risks
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings, capital ratios and growth are affected by the policies of the Federal Reserve. The Federal Reserve reduced the federal funds rate several times in 2024 based upon improving economic conditions. These recent reductions have resulted in decreases in asset yields and funding costs. Future rate reductions of the Federal Reserve could continue to have positive effects on our business, by increasing loan demand, decreasing our costs of deposits and other sources of funding, improving the value of our securities portfolio, and increasing the earnings of our wealth management business. Lower interest rates can also positively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. We may be required to record additional credit reserve charges if our investment securities suffer a decline in fair value that has resulted from credit losses or other factors. If we determine that a significant reserve is needed, we would be required to charge against earnings the credit-related portion, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the increases in the prevailing interest rates.

Our mortgage banking revenue has been and could continue to be adversely impacted by an elevated interest rate environment.
Mortgage production, especially refinancing activity, is adversely affected by high or rising interest rate environments. Though the Federal Reserve reduced the federal funds rate several times in 2024, should interest rates remain elevated, it could adversely affect our mortgage production levels. Because we sell a substantial portion of the mortgage loans we originate, the revenue and profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. To the extent we are not able to achieve a high level of mortgage production, our revenue and profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.
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
We face significant capital and other regulatory requirements as a financial institution. The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. In addition, as a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for at least 12 calendar months, which could negatively affect our ability to raise any additional capital in a timely and efficient manner. We cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 1C – CYBERSECURITY
We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through intentional acts or carelessness by employees, customers and other individuals who are authorized to use them, and by criminals, who often use sophisticated and constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue, and any intrusion into our systems could result in material financial losses and operational problems. See “Operational, Strategic and Reputational Risks.”
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
ITEM 2 – PROPERTIES
Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois 62401. We own our corporate headquarters office building, which was built in 2011 and also houses our primary operations center. We have additional operations centers located in St. Louis, Missouri and Rockford, Illinois, supporting our banking and wealth management businesses. At December 31, 2024, the Bank operated a total of 53 full-service banking centers, including 42 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 43 are owned, and 10 are leased from unaffiliated third parties.
We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
ITEM 3 – LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to various legal proceedings from time to time, including those referenced in "Note 21 - Commitments, Contingencies and Credit Risk" to our consolidated financial statements.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholders
As of June 13, 2025, the Company had 1,051 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq under the ticker symbol MSBI, was $16.62 per share.
Stock Performance Graph
The following graph compares the Company's five year cumulative shareholder returns with the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2019 and reinvestment of all quarterly dividends. Measurement points are the last trading day of the second quarter and fourth quarter of each subsequent year through December 31, 2024. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Comparison of Total Return Since 12/31/19

$250
$200
$150
$100
$50
$0
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
Midland States Bancorp, Inc.
Nasdaq Composite
S&P U.S. Small Cap Banks

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2024	6,497	$25.19	—	$19,537,960
November 1 - 30, 2024	22,207	27.51	—	19,537,960
December 1 - 31, 2024	—	—	—	—
Total	28,704	$26.99	—	$—
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on December 5, 2023, pursuant to which the Company was authorized to repurchase up to $25.0 million of common stock through December 31, 2024. The stock repurchase program became effective on January 1, 2024. Stock repurchases under this program were authorized to be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs were dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. This stock repurchase program expired on December 31, 2024.

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
Overview
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly-owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, business equipment financing, merchant credit card services, and trust and investment management services and insurance and financial planning services. As of December 31, 2024, we had assets of $7.51 billion, deposits of $6.20 billion and shareholders’ equity of $710.8 million.
Our strategic plan focuses on delivering a superior customer experience through a high-tech, high-touch approach, while remaining committed to core community banking and relationship-driven growth. We continue to enhance our regional franchise approach that serves our core customers with a consistent, high-performance culture rooted in our One Midland values and with a strong foundation in Enterprise Risk Management.
Our principal lines of business include community banking and wealth management. Our community banking business primarily consists of commercial and retail lending and deposit taking. Our wealth management group provides a comprehensive suite of trust and wealth management products and services, and had $4.15 billion of assets under administration as of December 31, 2024.
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; residential mortgage loan originations and sales; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees, provisions for credit losses, income tax expense, and other noninterest expenses.
Actions Taken to Address Credit Deterioration in Fourth Quarter 2024
During the fourth quarter of 2024, the Company took several actions to address its credit quality issues. Our deteriorating credit quality issues were primarily within three sectors of our business: non-core consumer loans, Specialty Finance Group and Midland Equipment Financing.
The Company decided to accelerate the reduction of our non-core consumer loan portfolio through sales. These loans were originated through our FinTech partners, LendingPoint and GreenSky. In December 2024, we sold our $87.1 million LendingPoint portfolio, recognizing net charge-offs of $17.3 million on the sale. We also committed to a plan to sell our GreenSky consumer loan portfolio and recognized net charge-offs of $35.0 million when these loans were transferred to held for sale. On April 9, 2025, we sold participation interests in $317.5 million of our GreenSky consumer loan portfolio, with the intent to retain the remaining portion of the portfolio.

The Specialty Finance Group provides bridge loan financing for commercial real estate projects, primarily multi-family and healthcare. These projects can include construction and seek short term financing in anticipation of obtaining permanent secondary market financing. The loans are typically outside of the Company’s primary market areas. We completed a strategic review of this portfolio including obtaining updated appraisals on loans that had shown elevated credit risk in the third and fourth quarters. As a result of this review, five loans with balances of $57.8 million were moved from substandard to nonperforming with recognized charge-offs of $6.6 million. In addition, updated appraisals were obtained for five non-performing loans with a total balance of $55.8 million which resulted in charge-offs of $18.8 million recognized in the fourth quarter of 2024. In addition, we recognized impairment expense on an OREO property related to a former assisted living loan of $3.6 million in the fourth quarter of 2024.
The strategic review also included all criticized loans, construction loans and loans that failed our stress test in all portfolios. In addition, the Company tightened credit standards going forward and will not originate new construction loans in the Specialty Finance Group. We believe that our strategic actions around credit administration will better position the Company going forward.
The equipment finance portfolio includes loans and leases originated to customers throughout the United States. During 2024, we experienced elevated charge-offs primarily within the trucking industry. Charge-offs in this portfolio were $15.3 million in the fourth quarter of 2024 as we evaluated equipment values for nonaccrual assets. Nonaccrual loans and leases in the finance portfolio decreased to $11.3 million from $13.7 million at December 31, 2023. Additionally, based on further deterioration in the industry, we evaluated salvage values of the leases and loans related to this industry, along with the carrying values of repossessed and off-lease equipment, and recognized impairment expense of $7.9 million.
Additional Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations and financial condition in 2024 and 2023, and may affect the comparability of financial information we report in future fiscal periods.
Balance Sheet Repositioning. In 2023, the Company took advantage of certain market conditions to reposition out of lower yielding securities into other structures, which resulted in improved overall margin, liquidity and capital allocations. These transactions resulted in losses of $9.4 million.
In addition, in the third quarter of 2023, the Company surrendered certain low-yielding life insurance policies and purchased additional policies. The Company recognized a $4.5 million tax charge related to the surrender of the policies.
Redemption of Subordinated Notes. In 2024, the Company redeemed $16.0 million of outstanding subordinated notes. The weighted average redemption price was 98.5% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The Company recorded net gains totaling $0.2 million on these redemptions.
In 2023, the Company redeemed $6.6 million of outstanding subordinated notes. The weighted average redemption price was 89.2% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The Company recorded gains totaling $0.7 million on these redemptions.
Results of Operations
Restatement of Prior Period Results. The Company has restated its financial statements as of and for the year ended December 31, 2023 and for the year ended December 31, 2022, as presented in these audited financial statements as of and for the period ended December 31, 2024. The errors relate to the Company’s accounting for loans originated pursuant to third-party loan origination and servicing programs, which go back as far as 2012. See Note 25 - Restatement of Prior Period Financial Statements, for additional details.

Overview. The following table sets forth condensed income statement information of the Company for the years ended 2024, 2023, and 2022:

	Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023 (Restated)	2022 (Restated)
Income Statement Data:
Interest income	$426,128	$417,100	$312,715
Interest expense	189,782	168,279	56,020
Net interest income	236,346	248,821	256,695
Provision for credit losses	120,332	82,560	76,764
Noninterest income	138,741	114,784	149,867
Noninterest expense	207,855	193,083	198,412
Income before income taxes	46,900	87,962	131,386
Income tax expense	8,856	26,807	31,149
Net income	38,044	61,155	100,237
Preferred dividends	8,913	8,913	3,169
Net income available to common shareholders	$29,131	$52,242	$97,068
Per Share Data:
Basic earnings per common share	$1.32	$2.33	$4.29
Diluted earnings per common share	$1.32	$2.33	$4.28
Performance Metrics:
Return on average assets	0.49%	0.77%	1.33%
Return on average shareholders' equity	4.79%	7.94%	14.57%
During the year ended December 31, 2024, we generated net income of $38.0 million, or diluted earnings per common share of $1.32, compared to net income of $61.2 million, or diluted earnings per common share of $2.33, in the year ended December 31, 2023. Earnings for the year ended December 31, 2024, compared to the year ended December 31, 2023, decreased primarily due to a $12.5 million decrease in net interest income, a $37.8 million increase in provision for credit losses and a $14.8 million increase in noninterest expense. These results were partially offset by a $24.0 million increase in noninterest income and an $18.0 million decrease in income tax expense.
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
In 2024, the Federal Reserve cut its benchmark interest rate three times by a total of 1.00 percentage point, marking the first reductions in four years. These rate cuts lowered the federal funds rate into a range of 4.25% to 4.50%, back to levels in December 2022.
The latest rate cut, announced December 18, 2024, was accompanied by Federal Open Market Committee member forecasts, which reflected expectations of fewer and slower additional interest rate cuts through the end of 2025, 2026 and 2027 than the FOMC forecasted in September 2024. On January 29, 2025, the FOMC left unchanged its overnight borrowing rate in a range between 4.25% and 4.50%. The Federal Open Market Committee (FOMC) concluded its May 2025 meeting with the Federal Reserve maintaining its target range for the federal funds rate at 4.25%-4.50%, as expected. This was the third consecutive meeting that the Federal Reserve held interest rates steady, based in part on concerns over the potential impact of tariffs. The FOMC updated its statement to reflect its view that risks to both of its mandates, the potential for higher unemployment and higher inflation, have risen. A healthy labor market, with unemployment low at 4.20%, gives the Federal Reserve some flexibility to assess the potential impact of tariffs on inflation and the economy. Inflation has been approaching the Federal Reserve's 2.0% target, but tariffs are expected to result in at least a one-time rise in prices. The central bank’s preferred gauge, personal consumption expenditure, showed headline inflation at 2.3%.

In 2024, net interest income, on a tax-equivalent basis, decreased $12.5 million to $237.2 million with a tax-equivalent net interest margin of 3.35% compared to net interest income, on a tax-equivalent basis, of $249.6 million and a tax-equivalent net interest margin of 3.43% in 2023.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2024, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2024			2023 (Restated)			2022 (Restated)
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield / Rate
Interest-earning assets:
Federal funds sold and cash investments	$76,675	$3,958	5.16%	$77,046	$3,922	5.09%	$256,221	$3,907	1.52%
Investment securities:
Taxable investment securities	1,060,514	49,769	4.69	798,579	28,653	3.59	694,269	15,801	2.28
Investment securities exempt from federal income tax (1)	55,672	1,913	3.44	55,997	1,708	3.05	104,949	3,476	3.31
Total securities	1,116,186	51,682	4.63	854,576	30,361	3.55	799,218	19,277	2.41
Loans:
Loans (2)	5,794,141	365,892	6.31	6,238,970	378,333	6.06	5,743,525	285,577	4.97
Loans exempt from federal income tax (1)	46,075	1,944	4.22	53,290	2,233	4.19	67,878	2,635	3.88
Total loans	5,840,216	367,836	6.30	6,292,260	380,566	6.05	5,811,403	288,212	4.77
Loans held for sale	7,185	392	5.45	4,034	260	6.45	12,669	404	3.19
Nonmarketable equity securities	39,108	3,070	7.85	43,318	2,819	6.51	38,543	2,198	5.70
Total earning assets	7,079,370	426,938	6.03%	7,271,234	417,928	5.75%	6,918,054	313,998	4.54%
Noninterest-earning assets	665,308			635,490			618,593
Total assets	$7,744,678			$7,906,724			$7,536,647
Interest-bearing liabilities:
Checking and money market deposits	$3,580,458	$118,682	3.31%	$3,738,818	$109,831	2.94%	$3,456,890	$31,156	0.90%
Savings deposits	533,104	1,744	0.33	612,243	1,632	0.27	703,341	540	0.08
Time deposits	846,512	30,681	3.62	814,727	21,840	2.68	625,307	4,161	0.67
Brokered deposits	207,713	9,569	4.61	75,935	3,644	4.80	16,592	204	1.23
Total interest-bearing deposits	5,167,787	160,676	3.11	5,241,723	136,947	2.61	4,802,130	36,061	0.75
Short-term borrowings	45,251	1,960	4.33	23,406	68	0.29	58,688	104	0.18
FHLB advances and other borrowings	381,525	16,495	4.32	460,781	20,709	4.49	355,282	9,335	2.63
Subordinated debt	89,028	5,271	5.92	95,986	5,266	5.49	131,203	7,495	5.71
Trust preferred debentures	50,938	5,380	10.56	50,298	5,289	10.52	49,678	3,025	6.09
Total interest-bearing liabilities	5,734,529	189,782	3.31%	5,872,194	168,279	2.87%	5,396,981	56,020	1.04%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,106,388			1,173,873			1,386,251
Other noninterest-bearing liabilities	109,777			90,562			65,539
Total noninterest-bearing liabilities	1,216,165			1,264,435			1,451,790
Shareholders’ equity	793,984			770,095			687,876
Total liabilities and shareholders’ equity	$7,744,678			$7,906,724			$7,536,647
Net interest income / net interest margin (3)		$237,156	3.35%		$249,649	3.43%		$257,978	3.73%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a statutory federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.8 million, $0.8 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	Year Ended December 31, 2024 compared with Year Ended December 31, 2023			Year Ended December 31, 2023 compared with Year Ended December 31, 2022
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Federal funds sold and cash investments	$(19)	$55	$36	$(5,924)	$5,939	$15
Investment securities:
Taxable investment securities	10,845	10,271	21,116	3,059	9,793	12,852
Investment securities exempt from federal income tax	(11)	216	205	(1,556)	(212)	(1,768)
Total securities	10,834	10,487	21,321	1,503	9,581	11,084
Loans:
Loans	(26,458)	14,017	(12,441)	26,357	66,399	92,756
Loans exempt from federal income tax	(303)	14	(289)	(589)	187	(402)
Total loans	(26,761)	14,031	(12,730)	25,768	66,586	92,354
Loans held for sale	141	(9)	132	(415)	271	(144)
Nonmarketable equity securities	(302)	553	251	291	330	621
Total earning assets	(16,107)	25,117	9,010	21,223	82,707	103,930
Interest-bearing liabilities:
Checking and money market deposits	(5,041)	13,892	8,851	5,412	73,263	78,675
Savings deposits	(235)	347	112	(156)	1,248	1,092
Time deposits	1,002	7,839	8,841	3,169	14,510	17,679
Brokered time deposits	6,198	(273)	5,925	1,790	1,650	3,440
Total interest-bearing deposits	1,924	21,805	23,729	10,215	90,671	100,886
Short-term borrowings	505	1,387	1,892	(83)	47	(36)
FHLB advances and other borrowings	(3,494)	(720)	(4,214)	3,756	7,618	11,374
Subordinated debt	(397)	402	5	(1,972)	(257)	(2,229)
Trust preferred debentures	68	23	91	51	2,213	2,264
Total interest-bearing liabilities	(1,394)	22,897	21,503	11,967	100,292	112,259
Net interest income	$(14,713)	$2,220	$(12,493)	$9,256	$(17,585)	$(8,329)

Interest Income. For the year ended December 31, 2024, interest income, on a tax-equivalent basis, increased $9.0 million to $426.9 million as compared to the prior year. The yield on earning assets increased 28 basis points to 6.03% from 5.75%, primarily due to the impact of increasing market interest rates.
Average earning assets decreased to $7.08 billion in 2024 from $7.27 billion in 2023. Average loans decreased $452.0 million, which was partially offset by an increase in investment securities of $261.6 million.
Average loans decreased $452.0 million in 2024 compared to 2023 primarily due to continued reductions in our equipment financing and consumer loan portfolios. Average equipment finance loan and lease balances decreased $192.7 million to $899.7 million in 2024 as the Company continued to reduce its concentration of this product within the overall loan portfolio. Average consumer loans decreased $327.3 million primarily due to loan payoffs and a cessation in loans originated through GreenSky and LendingPoint.
Interest Expense. Interest expense increased $21.5 million to $189.8 million in 2024 compared to 2023. The cost of interest-bearing liabilities increased to 3.31% compared to 2.87% for the prior year due to the increase in deposit and short-term borrowing costs as a result of the rate increases previously enacted by the Federal Reserve.
Interest expense on deposits increased $23.7 million to $160.7 million in 2024 compared to 2023, primarily due to increases in interest rates on deposits. Average balances of interest-bearing deposit accounts decreased $73.9 million, or 1.4%, to $5.17 billion for 2024 compared to the same period one year earlier. Decreases in interest checking and savings account balances of $158.4 million and $79.1 million, respectively, were partially offset by increases in time and brokered time deposits of $31.8 million and $131.8 million, respectively.
Interest expense on FHLB advances and other borrowings decreased $4.2 million for the year ended December 31, 2024, from the prior year, due to decreases in both average balances and interest rates. The average balances decreased $79.3 million in 2024 compared to 2023, while the average borrowing rates decreased to 4.32% in 2024 compared to 4.49% in 2023.
Provision for Credit Losses. The Company's provision for credit losses was $120.3 million and $82.6 million in 2024 and 2023, respectively. In 2024, the provisions for credit losses on loans and on unfunded commitments were $119.3 million and $1.1 million, respectively. As previously disclosed, the Company recognized charge-offs in its specialty finance and equipment financing units of $25.3 million and $28.8 million, respectively in 2024. These charge-offs, recognized to reduce future credit risk, resulted in the increase in provision expense in 2024.
The provision for credit losses on loans recognized during the year ended December 31, 2024 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Noninterest Income. The following table sets forth the major components of our noninterest income for the years ended December 31, 2024, 2023 and 2022:

	For the years ended December 31,			2024 Compared to 2023		2023 Compared to 2022
(dollars in thousands)	2024	2023 (Restated)	2022 (Restated)	Increase (decrease)		Increase (decrease)
Noninterest income:
Wealth management revenue	$28,697	$25,572	$25,708	$3,125	12.2%	$(136)	(0.5)%
Service charges on deposit accounts	13,154	11,990	10,237	1,164	9.7	1,753	17.1
Interchange revenue	13,955	14,302	13,879	(347)	(2.4)	423	3.0
Residential mortgage banking revenue	2,418	1,903	1,509	515	27.1	394	26.1
Income on company-owned life insurance	7,683	4,439	3,584	3,244	73.1	855	23.9
Loss on sales of investment securities, net	(230)	(9,372)	(230)	9,142	(97.5)	(9,142)	3,974.8
Gain on termination of hedged interest rate swaps	—	—	17,531	—	—	(17,531)	(100.0)
Impairment on commercial mortgage servicing rights	—	—	(1,263)	—	—	1,263	(100.0)
Credit enhancement income	60,998	48,194	69,976	12,804	26.6	(21,782)	(31.1)
Other income	12,066	17,756	8,936	(5,690)	(32.0)	8,820	98.7
Total noninterest income	$138,741	$114,784	$149,867	$23,957	20.9%	$(35,083)	(23.4)%
Wealth management revenue. Wealth management revenue increased $3.1 million, or 12.2% for 2024, as compared to 2023. Assets under administration increased to $4.15 billion at December 31, 2024 from $3.73 billion at December 31, 2023, primarily due to improved sales activity and an increase in market performance.
Income on company-owned life insurance. Income on company-owned life insurance increased $3.2 million, or 73.1%, for 2024, as compared to 2023. As previously discussed, the Company surrendered certain low-yielding life insurance policies and purchased additional policies in the third quarter of 2023, resulting in the increase in revenue.
Credit enhancement income. The Company recognized $61.0 million of credit enhancement income in 2024 compared to $48.2 million in 2023. The increase in income was primarily related to an increase in LendingPoint program charge-offs which were reimbursed by the program servicer as part of the credit enhancement provided to the Company by the servicing agreement.

Other noninterest income. Other income decreased $5.7 million for 2024, as compared to 2023. Several one-time transactions were recognized in other noninterest income in 2023, including incremental servicing revenues of $2.2 million and $1.6 million related to our commercial FHA servicing portfolio and the GreenSky portfolio, respectively. In addition, the Company recognized a $1.1 million one-time gain from the sale of Visa B stock, a gain of $0.7 million on the redemption of subordinated debt and a gain of $0.8 million on the sale of OREO.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			2024 Compared to 2023		2023 Compared to 2022
(dollars in thousands)	2024	2023 (Restated)	2022 (Restated)	Increase (decrease)		Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$93,639	$93,438	$90,305	$201	0.2%	$3,133	3.5%
Occupancy and equipment	16,785	15,986	14,842	799	5.0	1,144	7.7
Data processing	28,160	26,286	24,350	1,874	7.1	1,936	8.0
FDIC insurance	5,278	4,779	3,336	499	10.4	1,443	43.3
Professional services	7,822	7,049	6,907	773	11.0	142	2.1
Marketing	3,926	3,158	3,318	768	24.3	(160)	(4.8)
Communications	1,364	1,741	2,382	(377)	(21.7)	(641)	(26.9)
Loan expense	5,954	4,206	4,586	1,748	41.6	(380)	(8.3)
Loan servicing fees	12,864	19,181	22,750	(6,317)	(32.9)	(3,569)	(15.7)
Amortization of intangible assets	4,008	4,758	5,410	(750)	(15.8)	(652)	(12.1)
Other real estate owned	5,569	333	5,188	5,236	1,572.4	(4,855)	(93.6)
Loss on mortgage servicing rights held for sale	—	—	3,250	—	—	(3,250)	(100.0)
Impairment on leased assets and surrendered assets	7,858	—	—	7,858	N/A	—	—
Other expense	14,628	12,168	11,788	2,460	20.2	380	3.2
Total noninterest expense	$207,855	$193,083	$198,412	$14,772	7.7%	$(5,329)	(2.7)%
    Data processing fees. The $1.9 million increase in data processing fees for the year ended December 31, 2024, was primarily the result of our continuing investments in technology to better serve our growing customer base and increased transaction volumes.
Loan expense. Loan collection expenses were $3.7 million in 2024 compared to $2.1 million in 2023 due to the increased volume of nonperforming loans and assets.
Loan servicing fees. Loan servicing fees expense represents servicing fees paid to third parties associated with our third party lending programs. Servicing fees in 2024 and 2023 were $12.9 million and $19.2 million, respectively, as these loan programs continued to pay down.
Other real estate owned. The Company recorded impairment expense of $4.9 million in 2024, related to a single assisted living facility.
Impairment on leased assets and surrendered assets. Impairment on leased assets and surrendered assets totaled $7.9 million in 2024, primarily related to assets associated with the trucking industry.
Other expense. The Company recognized $3.1 million in expenses related to various legal actions in 2024.
Income Tax Expense. The Company recognized income tax expense of $8.9 million in 2024 compared to $26.8 million in 2023. Effective tax rates for 2024 and 2023 were 18.9% and 30.5%, respectively. Income tax expense for 2023 included tax charges of $4.5 million associated with the surrender of certain company-owned life insurance policies, as previously discussed.
Financial Condition
Assets. Total assets were $7.51 billion at December 31, 2024, as compared to $7.79 billion at December 31, 2023.

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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$547,016	18.9%	$516,295	18.1%
Skilled Nursing	400,902	13.8	469,096	16.4
Retail	460,283	15.9	454,589	15.9
Industrial/Warehouse	235,674	8.2	217,956	7.6
Hotel/Motel	228,764	7.9	159,707	5.6
Office	146,295	5.1	153,756	5.4
All other	872,572	30.2	888,039	31.0
Total commercial real estate and construction and land development loans	$2,891,506	100.0%	$2,859,438	100.0%
Loans secured by office space totaled $146.3 million and $153.8 million at December 31, 2024 and December 31, 2023, respectively, primarily located in suburban locations in Illinois and Missouri.
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

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023 (Restated)
(dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$1,359,820	26.3%	$1,505,454	24.7%
Commercial real estate	2,591,664	50.1	2,406,845	39.4
Construction and land development	299,842	5.8	452,593	7.4
Residential real estate	380,557	7.4	380,583	6.2
Consumer	144,301	2.8	884,767	14.5
Lease financing	391,390	7.6	473,350	7.8
Total loans, gross	5,167,574	100.0%	6,103,592	100.0%
Allowance for credit losses on loans	(111,204)		(159,319)
Total loans, net	$5,056,370		$5,944,273

The following tables present our outstanding loans by business sector at December 31, 2024 and 2023:

	2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core consumer and other	Total
Commercial	$578,191	$281,415	$416,969	$83,245	$1,359,820
Commercial real estate	1,950,498	641,166	—	—	2,591,664
Construction and land development	184,185	115,657	—	—	299,842
Residential real estate	380,557	—	—	—	380,557
Consumer	109,120	—	—	35,181	144,301
Lease financing	—	—	391,390	—	391,390
Total	$3,202,551	$1,038,238	$808,359	$118,426	$5,167,574

	2023 (restated)
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core consumer and other	Total
Commercial	$567,637	$283,032	$531,143	$123,642	$1,505,454
Commercial real estate	1,755,408	651,437	—	—	2,406,845
Construction and land development	273,865	178,728	—	—	452,593
Residential real estate	380,583	—	—	—	380,583
Consumer	110,737	—	—	774,030	884,767
Lease financing	—	—	473,350	—	473,350
Total	$3,088,230	$1,113,197	$1,004,493	$897,672	$6,103,592
Total loans decreased $936.0 million, or 15.3%, to $5.17 billion at December 31, 2024, as compared to December 31, 2023. The decrease is primarily due to the Company’s strategic reduction in its non-core consumer loan portfolios, and the continuation of the Company’s plan to decrease its equipment financing portfolio. Consumer loans decreased $740.5 million to $144.3 million at December 31, 2024, primarily due to the loan portfolio sale, transfer to held for sale and loan paydowns. Equipment finance loan and lease balances decreased $196.1 million to $808.4 million at December 31, 2024, as the Company continued to reduce its concentration of this product within the overall loan portfolio. Equipment financing and consumer loans comprised 15.6% and 2.8%, respectively, of the loan portfolio at December 31, 2024, compared to 16.5% and 14.5%, respectively, at

December 31, 2023.

    The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2024:

	December 31, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$91,232	$471,409	$494,254	$60,753	$101,217	$97,021	$—	$43,934	$1,359,820
Commercial real estate	436,249	376,593	1,003,259	277,785	270,741	204,516	5,728	16,793	2,591,664
Construction and land development	65,653	112,823	65,968	33,291	2,196	18,709	91	1,111	299,842
Total commercial loans	593,134	960,825	1,563,481	371,829	374,154	320,246	5,819	61,838	4,251,326
Residential real estate	3,729	5,733	8,055	18,962	22,054	37,283	182,863	101,878	380,557
Consumer	5,112	585	101,389	1	34,551	2,663	—	—	144,301
Lease financing	25,015	—	295,964	—	70,411	—	—	—	391,390
Total loans	$626,990	$967,143	$1,968,889	$390,792	$501,170	$360,192	$188,682	$163,716	$5,167,574
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $111.2 million, or 2.15% of total loans, at December 31, 2024, compared to $159.3 million, or 2.61% of total loans, at December 31, 2023. The following table allocates the allowance for credit losses on loans by loan category:

	December 31, 2024		December 31, 2023 (Restated)
(dollars in thousands)	Allowance	Percent(1)	Allowance	Percent(1)
Commercial	$42,776	3.15%	$29,672	1.97%
Commercial real estate	36,837	1.42	20,229	0.84
Construction and land development	3,550	1.18	4,163	0.92
Total commercial loans	83,163	1.96	54,064	1.24
Residential real estate	8,002	2.10	5,553	1.46
Consumer	5,400	3.74	86,762	9.81
Lease financing	14,639	3.74	12,940	2.73
Total allowance for credit losses on loans	$111,204	2.15%	$159,319	2.61%
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
In estimating expected credit losses as of December 31, 2024, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 2.5% to 2.6% over the next four quarters; (ii) the 10-year treasury rate ranging from 4.2% to 4.3% over the next four quarters; and (iii) Illinois unemployment rate averaging 5.5% through the fourth quarter of 2025.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-

Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at December 31, 2024, was approximately 67 basis points of total loans, increasing from 41 basis points at December 31, 2023. The Q-Factor adjustment at December 31, 2024 was based primarily on declining credit quality indicators and increased collateral valuation risks within the commercial real estate secured loan segments.
The allowance allocated to commercial loans totaled $42.8 million, or 3.15% of total commercial loans, at December 31, 2024, compared to $29.7 million, or 1.97%, at December 31, 2023. Modeled expected credit losses increased $13.6 million primarily related to one third-party loan program. Qualitative factor adjustments related to commercial loans increased $1.2 million due to increases in the credit quality factor as a result of the deteriorating credit quality metrics. Specific allocations for commercial loans that were individually evaluated for expected credit losses on an individual basis decreased $1.8 million from December 31, 2023, as these loans were charged-off in 2024.
The allowance allocated to commercial real estate loans totaled $36.8 million, or 1.42% of total commercial real estate loans, at December 31, 2024, increasing $16.6 million, from $20.2 million, or 0.84% of total commercial real estate loans, at December 31, 2023. Modeled expected credit losses increased $0.6 million. Qualitative factor adjustments increased $5.5 million due to increases in the credit quality and collateral adequacy factors. Specific allocations for loans that were individually evaluated increased $10.5 million related to two relationships in our Specialty Finance Group. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $3.6 million, or 1.18% of total construction and land development loans, at December 31, 2024, decreasing $0.6 million, from $4.2 million, or 0.92% of total constructions loans, at December 31, 2023. Modeled expected credit losses decreased $1.2 million and qualitative factor adjustments related to construction loans increased $0.6 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at December 31, 2024.
The allowance allocated to residential real estate loans totaled $8.0 million, or 2.10% of total residential real estate loans, at December 31, 2024, increasing $2.4 million, from $5.6 million, or 1.46% of total residential real estate loans, at December 31, 2023. Modeled expected credit losses and qualitative factor adjustments increased $2.0 million and $0.4 million, respectively. Recent charge-off activity resulted in the increase in modeled expected losses. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at December 31, 2024.
The allowance allocated to consumer loans totaled $5.4 million, or 3.74% of total consumer loans, at December 31, 2024, compared to $86.8 million, or 9.81%, at December 31, 2023. Consumer loans at December 31, 2024, totaled $144.3 million, a decrease of $740.5 million from December 31, 2023, as a result of the sale of the LendingPoint portfolio and the transfer of a significant portion of the GreenSky portfolio to held for sale. The related allowances for credit losses for both portfolios were eliminated at December 31, 2024, due to the these actions. Specific allocations for consumer loans that were evaluated for expected credit losses on an individual basis decreased $0.1 million.
The allowance allocated to the lease portfolio totaled $14.6 million, or 3.74% of total commercial leases, at December 31, 2024, increasing $1.7 million, from $12.9 million, or 2.73% of total commercial leases at December 31, 2023. Modeled expected credit losses increased $1.4 million as recent charge-off activity led to an increase in loss given default factors in the model. Qualitative factor adjustments and specific allocation reserves increased $0.1 million and $0.2 million, respectively.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the years ended 2024, 2023, and 2022:

	Years Ended December 31,
(dollars in thousands)	2024	2023 (Restated)	2022 (Restated)
Balance, beginning of period	$159,319	$128,889	$89,444
Charge-offs:
Commercial	30,453	13,703	8,441
Commercial real estate	9,998	5,000	4,106
Construction and land development	17,991	1,601	6
Residential real estate	817	271	344
Consumer	98,051	33,149	24,091
Lease financing	14,323	5,026	1,297
Total charge-offs	171,633	58,750	38,285
Recoveries:
Commercial	947	1,785	401
Commercial real estate	2,240	4,006	7
Construction and land development	3	33	30
Residential real estate	238	138	252
Consumer	274	288	457
Lease financing	554	370	1,148
Total recoveries	4,256	6,620	2,295
Net charge-offs	167,377	52,130	35,990
Provision for credit losses on loans	119,262	82,560	75,435
Balance, end of period	$111,204	$159,319	$128,889
Gross loans, end of period	$5,167,574	$6,103,592	$6,277,810
Average total loans	$5,840,216	$6,292,260	$5,811,403
Net charge-offs to average loans	2.87%	0.83%	0.62%
Allowance for credit losses to total loans	2.15%	2.61%	2.05%
Individual loans considered to be uncollectible are charged-off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans when the collectability of a loan balance is unlikely. Recoveries on loans previously charged-off are added to the allowance.

The following tables present charge-offs by business sector for the years ended 2024 and 2023:

	2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core consumer and other	Total charge-offs
Commercial	$8,210	$121	$14,457	$7,665	$30,453
Commercial real estate	2,846	7,152	—	—	9,998
Construction and land development	—	17,991	—	—	17,991
Residential real estate	817	—	—	—	817
Consumer	927	—	—	97,124	98,051
Lease financing	—	—	14,323	—	14,323
Total	$12,800	$25,264	$28,780	$104,789	$171,633

	2023 (Restated)
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core consumer and other	Total charge-offs
Commercial	$2,664	$93	$4,600	$6,346	$13,703
Commercial real estate	2,371	2,629	—	—	5,000
Construction and land development	1,601	—	—	—	1,601
Residential real estate	271	—	—	—	271
Consumer	1,046	—	—	32,103	33,149
Lease financing	—	—	5,026	—	5,026
Total	$7,953	$2,722	$9,626	$38,449	$58,750
Charge-offs in 2024 increased to $171.6 million from $58.8 million in 2023. Charge-offs related to our Specialty Finance Group totaled $25.3 million in 2024 based on updated appraisals of all substandard relationships. Consumer loan charge-offs totaled $98.1 million in 2024, increasing $64.9 million from 2023, primarily due to the recognition of charge-offs of $17.3 million in connection with the sale of our Lending Point portfolio and $35.0 million in connection with the planned sale and transfer of the GreenSky portfolio to held for sale. Our equipment finance business saw charge-offs increase to $28.8 million in 2024 from $9.6 million in 2023, due primarily to continued weakness within the trucking sector.
Nonperforming Loans. The following table presents the change in our non-performing loans for the year ended December 31, 2024:

(dollars in thousands)	Year Ended December 31, 2024
Balance, beginning of period	$56,351
New nonperforming loans	158,722
Return to performing status	(1,902)
Payments received	(8,402)
Transfer to OREO and other repossessed assets	(1,234)
Charge-offs	(52,628)
Balance, end of period	$150,907
Non-performing loans increased $94.5 million to $150.9 million at December 31, 2024, compared to $56.4 million at December 31, 2023. The majority of the increase is attributable to multi-family construction or multi-family project nonperforming loans of $57.6 million and health care related loans, including assisted living and skilled nursing, which increased $15.5 million. These loans are outside of the Company’s core market.

The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Nonperforming loans:
Commercial	$23,960	$9,282	$7,853
Commercial real estate	106,919	33,891	29,602
Construction and land development	8,438	39	229
Residential real estate	3,438	3,869	8,449
Consumer	20	137	921
Lease financing	8,132	9,133	2,369
Total nonperforming loans	150,907	56,351	49,423
Other real estate owned and other repossessed assets	6,502	11,350	8,401
Nonperforming assets	$157,409	$67,701	$57,824
Nonperforming loans to total loans	2.92%	0.92%	0.78%
Nonperforming assets to total assets	2.10%	0.87%	0.74%
Allowance for credit losses to nonperforming loans	73.69%	282.73%	260.79%
We did not recognize interest income on nonaccrual loans during the years ended December 31, 2024 or 2023 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $9.6 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively.

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
The following table sets forth the book value and associated percentage of each category of investment securities at December 31, 2024, 2023 and 2022.

	December 31, 2024		December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$—	—%	$1,097	0.1%	$81,230	10.6%
U.S. government sponsored entities and U.S. agency securities	20,141	1.7	72,572	7.9	37,509	4.9
Mortgage-backed securities - agency	847,056	70.1	574,500	62.7	448,150	58.3
Mortgage-backed securities - non-agency	101,012	8.4	83,529	9.1	20,754	2.7
State and municipal securities	69,061	5.7	57,460	6.3	94,636	12.3
Corporate securities	79,881	6.6	99,172	10.9	85,955	11.2
Other securities	90,423	7.5	27,565	3.0	—	—
Total investment securities, available for sale, at fair value	$1,207,574	100.0%	$915,895	100.0%	$768,234	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2024.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	13,488	1.1	2.84
Maturing in five to ten years	4,973	0.4	5.53
Maturing after ten years	1,680	0.2	6.85
Total U.S. government sponsored entities and U.S. agency securities	$20,141	1.7%	3.84%

Mortgage-backed securities - agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	32,625	2.7	1.94
Maturing in five to ten years	7,260	0.6	3.47
Maturing after ten years	807,171	66.8	4.44
Total mortgage-backed securities - agency	$847,056	70.1%	4.34%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	12,805	1.1	6.07
Maturing after ten years	88,207	7.3	4.86
Total mortgage-backed securities - non-agency	$101,012	8.4%	5.01%

State and municipal securities (1):
Maturing within one year	$315	—%	6.16%
Maturing in one to five years	7,944	0.7	2.52
Maturing in five to ten years	25,907	2.1	2.43
Maturing after ten years	34,895	2.9	4.90
Total state and municipal securities	$69,061	5.7%	3.71%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	35,309	2.9	5.58
Maturing in five to ten years	44,572	3.7	3.67
Maturing after ten years	—	—	—
Total corporate securities	$79,881	6.6%	4.51%

Other securities:
Maturing within one year	$3,873	0.3%	5.34%
Maturing in one to five years	—	—	—
Maturing in five to ten years	13,282	1.1	6.13
Maturing after ten years	73,268	6.1	5.90
Total other securities	$90,423	7.5%	5.91%
Total investment securities, available for sale	$1,207,574	100.0%	4.48%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at December 31, 2024.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$21,655	$20,141	$—	$20,141	$—	$—	$—	$—
Mortgage-backed securities - agency	940,508	847,056	—	847,056	—	—	—	—
Mortgage-backed securities - non-agency	103,051	101,012	—	101,012	—	—	—	—
State and municipal securities	75,597	69,061	8,330	54,989	334	130	—	5,278
Corporate securities	85,602	79,881	—	—	15,546	54,737	7,167	2,431
Other securities	90,372	90,423	42,580	47,843	—	—	—	—
Total investment securities, available for sale	$1,316,785	$1,207,574	$50,910	$1,071,041	$15,880	$54,867	$7,167	$7,709
Liabilities. At December 31, 2024, liabilities totaled $6.80 billion compared to $7.07 billion at December 31, 2023.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $112.3 million to $6.20 billion at December 31, 2024, as compared to December 31, 2023. Decreases in noninterest-bearing demand account, interest-bearing checking account, and savings account balances of $89.8 million, $133.6 million and $52.0 million, respectively, during this period, were partially offset by increases in money market account and time deposit account balances. Brokered time deposit account balances increased to $259.5 million at December 31, 2024 from $94.5 million at December 31, 2023, accounting for the increase in time deposit account balances. Deposit outflows were primarily related to certain larger commercial clients moving funds to the Company's wealth management business.

(dollars in thousands)	December 31, 2024		December 31, 2023		December 31, 2022
	Balance	Percent	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,055,564	17.0%	$1,145,395	18.1%	$1,362,158	21.4%
Interest-bearing:
Checking	2,378,256	38.4	2,511,840	39.8	2,494,073	39.2
Money market	1,173,630	18.9	1,135,629	18.0	1,184,101	18.6
Savings	507,305	8.2	559,267	8.9	661,932	10.4
Time	1,082,488	17.5	957,398	15.2	662,388	10.4
Total deposits	$6,197,243	100.0%	$6,309,529	100.0%	$6,364,652	100.0%
The following table sets forth the maturity of uninsured time deposits as of December 31, 2024:

(dollars in thousands)	Amount
Three months or less	$51,086
Three to six months	18,399
Six to 12 months	13,975
After 12 months	5,098
Total	$88,558

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
Shareholders’ equity decreased $4.3 million to $710.8 million at December 31, 2024, as compared to December 31, 2023. The change in shareholders’ equity was the primarily the result of net income of $38.0 million, less dividends to common shareholders of $27.1 million, dividends to preferred shareholders of $8.9 million, the repurchases of common stock of $5.5 million and increase in accumulated other comprehensive losses of $5.2 million.
On December 5, 2023, the Company’s board of directors authorized a share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through December 31, 2024. During the year ended December 31, 2024, the Company repurchased 228,266 shares of its common stock at a weighted average price of $23.93 under its stock repurchase program. The program terminated effective December 31, 2024.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $15.0 million and $20.9 million at December 31, 2024 and December 31, 2023, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$114,766	$135,061
Unpledged securities	672,399	346,843
FHLB committed liquidity	1,290,246	935,977
FRB discount window availability	538,835	699,896
Total Estimated Liquidity	$2,616,246	$2,117,777

Conditional Funding Based on Market Conditions
Additional credit facility	$360,000	$419,000
Brokered CDs (additional capacity)	$350,000	$500,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at December 31, 2024, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At December 31, 2024, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at December 31, 2024:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.07%	10.50%	N/A
Midland States Bank	12.43	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.75	8.50	N/A
Midland States Bank	11.18	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.00	7.00	N/A
Midland States Bank	11.18	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.03	4.00	N/A
Midland States Bank	9.38	4.00	5.00
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
We use NII at Risk to model interest rate risk utilizing various assumptions for assets, liabilities, and derivatives. NII at Risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. We use various ad-hoc reports to continuously refine, stress and validate these assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed periodically.

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2024:
Dollar change	$2,395	$1,395	$(2,727)	$(5,596)
Percent change	1.1%	0.6%	(1.2)%	(2.5)%
December 31, 2023:
Dollar change	$539	$(293)	$(1,424)	$(3,162)
Percent change	0.2%	(0.1)%	(0.6)%	(1.3)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at December 31, 2024.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at December 31, 2024 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2023. Throughout the course of 2024, the bank exhibited similar trends to the industry concerning its beta assumptions related to its non-maturity deposit portfolio. Coupled with the Federal Reserve lowering rates in the second half of 2024, the Bank continued its strategy of layering on protection to lower short-term rates through deposit pricing, securities purchase selection and hedging. These aspects are reflective of the bank becoming more biased to lower rates year over year.
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
The following accounting estimates materially affect our reported earnings and financial condition and requires significant judgments and assumptions. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.
Allowance for Credit Losses on Loans. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses on loans is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the allowance for credit losses on loans, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses on loans. Such agencies may require additions to the allowance for credit losses on loans or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the level of the allowance for credit losses on loans is appropriate. See Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans of the notes to consolidated financial statements.
Goodwill. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is subject to impairment testing, which must be conducted at least annually or upon the occurrence of a triggering event. Various factors, such as the Company’s results of operations, the trading price of the Company’s common stock relative to the book value per share, macroeconomic conditions and conditions in the banking sector, inform whether a triggering event for an interim goodwill impairment test has occurred. Goodwill is recorded and evaluated for impairment at its reporting units, Banking and Wealth Management. The Company's policy is to test goodwill for impairment annually as of August 31, or on an interim basis if an event triggering an impairment assessment is determined to have occurred.

Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.

The Company performed a quantitative impairment test on its Banking reporting unit as of December 31, 2024, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the fair value exceeded the carrying amount of the Company's Banking reporting unit by approximately 7% as of December 31, 2024, which resulted in a determination of no impairment loss.

The method employed was a discounted cash flow analysis. Significant judgment is necessary in the determination of the fair value of a reporting unit. The income valuation methodology requires an estimation of future cash flows, considering the after-tax results of operations, the extent and timing of credit losses, and appropriate discount and growth rates. Actual future cash flows may differ from forecasted results based on the assumptions used.

In performing the discounted cash flow analysis, the Company utilized multi-year cash projections that rely on internal forecasts of loan and deposit growth, bond mix, financing composition, market pricing of securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. The long-term growth rate used in the calculation of fair value was derived from published projections of the inflation rate, along with Management estimates.

The discount rate was calculated as the cost of equity capital using the modified capital asset pricing model, which includes variables including the risk-free interest rate, beta, equity risk premium, size premium and company-specific risk premium.

Subsequently, during the first quarter of 2025, Management determined that a triggering event had occurred at its Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company expects to recognize goodwill impairment expense between $135.0 million and $154.0 million in the first quarter of 2025. This non-cash impairment expense will not impact our regulatory capital ratios, tangible common equity ratio nor our liquidity position, and will not result in future cash expenditures. Management has evaluated and will continue to evaluate economic conditions in interim periods for triggering events.

Third-party loan origination and servicing programs. The Company operated three significant programs to originate and service unsecured commercial and consumer loans. Loan options under the programs include traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan is fully repaid in the promotional window. The loans are originated at par in the Company’s name and have terms ranging from five months to 25 years with a much shorter effective life due to amortization and prepayments.
Two programs are governed by multiple interrelated agreements including the loan agreement between the Company and the customer and agreements with the servicer. The structures of these programs are intended to generate loans that yield a targeted return to the Company on a portfolio basis while also providing credit enhancement from the servicer. Key characteristics of these programs include:
•The servicer guarantees a targeted return which is paid first by customer payments and, if necessary, supplemented by the servicer.
•The servicer contributes funds to a reserve account at the time of origination to be used for future charge-offs, if necessary.
•Excess yield on the portfolio after realized charge-offs and above an agreed upon target rate due to the Company is paid to the servicer as a “performance fee.”
•In the event charge-offs exceed the amount available as a performance fee, they roll over to future periods to offset potential performance fees and subsequent reserve account fundings related to the portfolio.
The third program is governed by multiple interrelated agreements including the loan agreements between the Company and the customer, the Company and the program sponsor, and the Company and the servicer. Key characteristics of the program with a sponsor include:
•The program sponsor guarantees a targeted return which is paid first by customer payments and, if necessary, supplemented by the program sponsor.
•Excess yield on the portfolio after realized charge-offs and above an agreed upon target rate due to the Company is paid to the program sponsor as a “performance fee.”
•In the event charge-offs exceed the amount available as a performance fee the program sponsor reimburses the Company for all excess charge-offs.
Under U.S. GAAP, agreements with multiple counterparties, such as the customer, servicer and program sponsor, are generally required to be accounted for separately even if the agreements are highly interrelated. As a result, we account for the programs as multiple units of account with the following impacts:

•The loans are accounted for as one unit of account under U.S. GAAP including revenue recognition and inclusion in our CECL allowance methodology.
•The agreement that governs the yield maintenance or credit enhancement from the servicer or program sponsor is a separate unit of account and meets the definition of a derivative under U.S. GAAP and is accounted for at fair value in our financial statements. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement from the third-party servicer or program sponsor to us and estimated excess yield above projected credit losses that would lead to performance fee payments from us to the third-party servicer or program sponsor. The credit risk of the third-party and discount rates used in the calculation also impact the value of the derivative. Changes in the fair value of the derivative are recorded as gains or losses in noninterest income.
•Noninterest income each period includes actual amounts received during the period for interest reimbursement and amounts paid by the servicer or program sponsor under the credit enhancement described above.
•Noninterest expense each period includes actual amounts paid during the period for performance fees and servicing fees as defined in our agreement with the servicer or program sponsor.

At December 31, 2024 and 2023, loans outstanding in these programs were $110.4 million and $853.4 million, respectively. As of December 31, 2024, $336.7 million is included in loans held for sale at lower of cost or market as a result of our decision to pursue a sale of that portion of the portfolio.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Midland States Bancorp, Inc.
Effingham, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Midland Sates Bancorp, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effects of the material weaknesses discussed in the following paragraphs, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's report:
•The Company did not design and maintain controls to assess the risk of material misstatement with contracts related to non-routine transactions.
•The Company did not design and maintain an effective internal control activities for evaluating the accounting and financial reporting related to third-party credit enhancement contracts.
•The Company did not design and maintain effective internal controls over loan data, including the activities performed by certain third-party service organizations that perform core lending functions. The loan data control deficiencies affect the allowance for credit losses, loan balances, accrued interest, interest income, servicing fees, and the fair value of the credit enhancement derivative.
We considered these material weaknesses identified above in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion on Internal Control over Financial Reporting does not affect our opinion on the financial statements.
Restatement of Previously Issued Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2023 and 2022 consolidated financial statements have been restated to correct misstatements.
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

Allowance for Credit Losses on Loans – Qualitative Factors
As described in Notes 1 and 3 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2024, the Company’s ACL was $111.2 million, and the provision for credit losses on loans was $119.3 million for the year then ended.
The Company measures expected credit losses by utilizing a probability of default, loss given default, and exposure at default model to estimate the quantitative component of the allowance for credit losses for loans. Management qualitatively adjusts the quantitative model results for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses. These qualitative factors are based upon management judgment and current assessment as to the impact of risks related to actual and expected changes in economic and business conditions and developments that affect the collectability of the loan pools, changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, changes in the value of the underlying collateral for loans that are non-collateral dependent, and other internal and external factors.
We have identified auditing the qualitative factors as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments; and our audit procedures related to certain of the qualitative factors involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.
The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of the Company’s controls over the:
▪Review over the appropriateness of the framework for the qualitative factors.
▪Completeness and accuracy of internal data used in the qualitative factors.
▪Review over the relevance and reliability of external data used in the qualitative factors.
▪Mathematical accuracy of the qualitative factors.
•Substantive tests included:
◦Testing the completeness and accuracy of internal data and relevance and reliability of external data used in the qualitative factors
◦Assessing the appropriateness and reasonableness of the framework developed for the qualitative factors including evaluating management’s judgments as to which factors impacted the qualitative analysis for each portfolio segment.
◦Performing testing over the accuracy of inputs utilized in the calculation of qualitative factors for each portfolio segment.
◦Testing the mathematical accuracy of the calculation of the qualitative factors.
Goodwill Impairment Assessment
As described in Notes 1 and 7 to the consolidated financial statements, goodwill is the excess of the purchase price over the fair value of the net assets of the business acquired and is periodically evaluated for impairment. The Company’s goodwill balance was $161.9 million as of December 31, 2024, of which $157.2 million is allocated to the Company’s banking segment.
The Company tests for impairment at least annually or, more frequently, if an event occurs or circumstances change that indicate that the fair value of the reporting unit may be below its carrying amount (triggering event). The Company determined that a triggering event occurred and performed a quantitative assessment of goodwill for the Company’s bank reporting unit as of December 31, 2024. The Company engaged a third-party service provider in performing its quantitative impairment assessment. The Company's impairment assessment estimated fair value using an income approach that incorporated a discounted cash flow model that involves management assumptions based upon internal forecasts.
We identified the auditing of the impairment assessment of goodwill as of December 31, 2024 as a critical audit matter due to the significant management judgments related to determining the fair value of the reporting unit, which in turn led to a high degree of auditor judgment and subjectivity in evaluating the fair value of the reporting unit, specifically the significant assumptions related to the multi-year cash projections that rely on internal forecasts and the discount rate. In addition, we used auditor employed specialists to assist in evaluating the significant assumptions.
The primary audit procedures we performed to address this critical audit matter included:
•Tested the operating effectiveness of the Company’s controls over the:
◦Review for completeness and accuracy of internal data and evaluation of the relevance and reliability of external data used in the impairment assessment.
◦Review of the reasonableness of the Company’s internal forecasts utilized in the impairment assessment.
◦Evaluation of the reasonableness of the valuation methodologies and the significant assumptions, including discount rate.
•Substantive tests included:
◦Evaluating the reasonableness of the valuation methodologies used to determine the fair value of the reporting unit.
◦Testing the completeness and accuracy of internal data, and evaluating the relevance and reliability of external data.
◦Evaluating the reasonableness of the internal forecasts utilized in the impairment assessment.
◦Utilization of auditor employed specialists to assist with the evaluation of the appropriateness of the valuation methodologies, reasonableness of the discount rate, and overall reasonableness of the fair value of the reporting unit.

Credit Enhancements Contained Within Third-Party Agreements
The Company has agreements with third parties to originate and service consumer and commercial loans that are included in the Company’s loan portfolio as described in Notes 1 and 3 to the consolidated financial statements. As part of these programs, the third-party provider offered various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. The Company has determined that the borrower payments and credit enhancement payments under the programs should be accounted for on a separate unit of account or gross basis, with loan yields and interest income recorded at the gross borrower loan rate, and credit losses and associated provisions for credit losses recorded on a gross basis over the life of the loans, and with all credit enhancement payments accounted for separately as a credit enhancement derivative. As of December 31, 2024, the Company recorded a credit enhancement asset of $16.8 million, which represents the fair value of the credit enhancement derivative associated with the agreements related to loans recorded on the consolidated balance sheet as of the same date.
We identified auditing the accounting associated with the credit enhancement contained within the third-party agreements as a critical audit matter due to the nature and extent of audit effort required, including the need for individuals with specialized knowledge. Additionally, material weaknesses were identified by the Company related to the accounting and financial reporting associated with the credit enhancement contained within the third-party agreements and its impact on consolidated financial statements.
The primary procedure we performed to address this critical audit matter included engaging our internal specialists to evaluate the third-party agreements and the related accounting treatment.

Crowe LLP

We have served as the Company’s auditor since 2017.
Oakbrook Terrace, Illinois
July 1, 2025

MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023 (Restated)

Assets
Cash and due from banks	$114,055	$134,212
Federal funds sold	711	849
Cash and cash equivalents	114,766	135,061
Investment securities available for sale, at fair value	1,207,574	915,895
Equity securities, at fair value	4,792	4,501
Loans	5,167,574	6,103,592
Allowance for credit losses on loans	(111,204)	(159,319)
Total loans, net	5,056,370	5,944,273
Loans held for sale	344,947	3,811
Premises and equipment, net	85,710	82,814
Other real estate owned	4,941	9,112
Nonmarketable equity securities	33,723	43,421
Accrued interest receivable	25,329	34,133
Loan servicing rights, at lower of cost or fair value	17,842	20,253
Goodwill	161,904	161,904
Other intangible assets, net	12,100	16,108
Company-owned life insurance	211,168	203,485
Credit enhancement asset	16,804	15,389
Other assets	208,839	199,886
Total assets	$7,506,809	$7,790,046

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,055,564	$1,145,395
Interest-bearing deposits	5,141,679	5,164,134
Total deposits	6,197,243	6,309,529
Short-term borrowings	87,499	34,865
Federal Home Loan Bank advances and other borrowings	258,000	476,000
Subordinated debt	77,749	93,546
Trust preferred debentures	51,205	50,616
Accrued interest payable and other liabilities	124,266	110,377
Total liabilities	6,795,962	7,074,933

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at December 31, 2024 and 2023, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,494,485 and 21,551,402 shares issued and outstanding at December 31, 2024 and 2023, respectively	215	216
Capital surplus	434,346	435,463
Retained earnings	247,698	245,639
Accumulated other comprehensive loss, net of tax	(81,960)	(76,753)
Total shareholders’ equity	710,847	715,113
Total liabilities and shareholders’ equity	$7,506,809	$7,790,046
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
	2024	2023 (Restated)	2022 (Restated)
Interest income:
Loans including fees:
Taxable	$365,892	$378,333	$285,577
Tax exempt	1,536	1,764	2,082
Loans held for sale	392	260	404
Investment securities:
Taxable	49,769	28,653	15,801
Tax exempt	1,511	1,349	2,746
Nonmarketable equity securities	3,070	2,819	2,198
Federal funds sold and cash investments	3,958	3,922	3,907
Total interest income	426,128	417,100	312,715
Interest expense:
Deposits	160,676	136,947	36,061
Short-term borrowings	1,960	68	104
Federal Home Loan Bank advances and other borrowings	16,495	20,709	9,335
Subordinated debt	5,271	5,266	7,495
Trust preferred debentures	5,380	5,289	3,025
Total interest expense	189,782	168,279	56,020
Net interest income	236,346	248,821	256,695
Provision for credit losses:
Provision for credit losses on loans	119,262	82,560	75,435
Provision for credit losses on unfunded commitments	1,070	—	1,550
Recapture of other credit losses	—	—	(221)
Total provision for credit losses	120,332	82,560	76,764
Net interest income after provision for credit losses	116,014	166,261	179,931
Noninterest income:
Wealth management revenue	28,697	25,572	25,708
Service charges on deposit accounts	13,154	11,990	10,237
Interchange revenue	13,955	14,302	13,879
Residential mortgage banking revenue	2,418	1,903	1,509
Income on company-owned life insurance	7,683	4,439	3,584
Loss on sales of investment securities, net	(230)	(9,372)	(230)
Gain on termination of hedged interest rate swaps	—	—	17,531
Impairment on commercial mortgage servicing rights	—	—	(1,263)
Credit enhancement income	60,998	48,194	69,976
Other income	12,066	17,756	8,936
Total noninterest income	138,741	114,784	149,867
Noninterest expense:
Salaries and employee benefits	93,639	93,438	90,305
Occupancy and equipment	16,785	15,986	14,842
Data processing	28,160	26,286	24,350
FDIC insurance	5,278	4,779	3,336
Professional services	7,822	7,049	6,907
Marketing	3,926	3,158	3,318
Communications	1,364	1,741	2,382
Loan expense	5,954	4,206	4,586
Loan servicing fees	12,864	19,181	22,750
Amortization of intangible assets	4,008	4,758	5,410
Other real estate owned	5,569	333	5,188
Loss on mortgage servicing rights held for sale	—	—	3,250
Impairment on leased assets and surrendered assets	7,858	—	—
Other expense	14,628	12,168	11,788
Total noninterest expense	207,855	193,083	198,412
Income before income taxes	46,900	87,962	131,386
Income tax expense	8,856	26,807	31,149
Net income	38,044	61,155	100,237
Preferred dividends	8,913	8,913	3,169
Net income available to common shareholders	$29,131	$52,242	$97,068
Per common share data:
Basic earnings per common share	$1.32	$2.33	$4.29
Diluted earnings per common share	$1.32	$2.33	$4.28
Weighted average common shares outstanding	21,731,689	22,115,869	22,341,498
Weighted average diluted common shares outstanding	21,737,958	22,124,402	22,395,698
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2024	2023 (Restated)	2022 (Restated)
Net income	$38,044	$61,155	$100,237
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized losses that occurred during the period	(9,278)	(2,536)	(106,927)
Recapture of credit loss expense	—	—	(221)
Reclassification adjustment for realized net losses on sales of investment securities included in net income	230	9,372	230
Reclassification adjustment for gains on fair value hedges included in net income	(142)	—	—
Income tax effect	1,677	(1,845)	28,876
Change in investment securities available for sale, net of tax	(7,513)	4,991	(78,042)
Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	(1,692)	(2,452)	2,551
Reclassification adjustment for net losses (gains) realized in net income	4,891	5,264	(17,644)
Income tax effect	(893)	(759)	4,101
Change in cash flow hedges, net of tax	2,306	2,053	(10,992)
Other comprehensive (loss) income, net of tax	(5,207)	7,044	(89,034)
Total comprehensive income	$32,837	$68,199	$11,203
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances, December 31, 2021	$—	$221	$445,907	$212,472	$5,237	$663,837
Prior period adjustment from restatement	—	—	—	(63,647)	—	(63,647)
Balances, January 1, 2022 (Restated)	—	221	445,907	148,825	5,237	600,190
Net income	—	—	—	100,237	—	100,237
Other comprehensive loss	—	—	—	—	(89,034)	(89,034)
Issuance of preferred stock, net of offering costs	110,548	—	—	—	—	110,548
Common dividends declared ($1.16 per share)	—	—	—	(25,923)	—	(25,923)
Preferred dividends	—	—	—	(3,169)	—	(3,169)
Common stock repurchased	—	(1)	(1,108)	—	—	(1,109)
Share-based compensation expense	—	—	2,211	—	—	2,211
Issuance of common stock under employee benefit plans	—	2	2,186	—	—	2,188
Balances, December 31, 2022 (Restated)	$110,548	$222	$449,196	$219,970	$(83,797)	$696,139
Net income	—	—	—	61,155	—	61,155
Other comprehensive income	—	—	—	—	7,044	7,044
Common dividends declared ($1.20 per share)	—	—	—	(26,573)	—	(26,573)
Preferred dividends	—	—	—	(8,913)	—	(8,913)
Common stock repurchased	—	(8)	(17,890)	—	—	(17,898)
Share-based compensation expense	—	—	2,489	—	—	2,489
Issuance of common stock under employee benefit plans	—	2	1,668	—	—	1,670
Balances, December 31, 2023 (Restated)	$110,548	$216	$435,463	$245,639	$(76,753)	$715,113
Net income	—	—	—	38,044	—	38,044
Other comprehensive loss	—	—	—	—	(5,207)	(5,207)
Common dividends declared ($1.24 per share)	—	—	—	(27,072)	—	(27,072)
Preferred dividends	—	—	—	(8,913)	—	(8,913)
Common stock repurchased	—	(2)	(5,473)	—	—	(5,475)
Share-based compensation expense	—	—	3,031	—	—	3,031
Issuance of common stock under employee benefit plans	—	1	1,325	—	—	1,326
Balances, December, 31, 2024	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2024	2023 (Restated)	2022 (Restated)
Cash flows from operating activities:
Net income	$38,044	$61,155	$100,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	120,332	82,560	76,764
Depreciation on premises and equipment	4,993	4,778	4,842
Amortization of intangible assets	4,008	4,758	5,410
Amortization of operating lease right-of-use asset	1,657	1,635	1,831
Amortization of loan servicing rights	2,498	1,550	2,294
Share-based compensation expense	3,031	2,489	2,211
Increase in cash surrender value of life insurance	(7,683)	(4,439)	(3,320)
Gain on proceeds from company-owned life insurance	—	—	(264)
Investment securities (accretion) amortization, net	(6,789)	(2,414)	2,311
Gain on termination of hedged interest rate swaps	—	—	(17,531)
Loss on sales of investment securities, net	230	9,372	230
Gain on repurchase of subordinated debt	(231)	(676)	—
(Gain) loss on sales of other real estate owned	(26)	(819)	118
Impairment on other real estate owned	4,866	—	4,277
Origination of loans held for sale	(81,077)	(58,953)	(134,612)
Proceeds from sales of loans and leases held for sale	78,514	57,952	269,958
Gain on sale of loans held for sale	(2,307)	(2,395)	(844)
Impairment on commercial mortgage servicing rights	—	—	1,263
Loss on mortgage servicing rights held for sale	—	—	3,250
Impairment on leased assets and surrendered assets	7,858	—	—
Net change in operating assets and liabilities:
Accrued interest receivable	8,804	(4,360)	(1,448)
Credit enhancement asset	(1,415)	(2,376)	(18,792)
Other assets	(16,783)	(24,038)	1,213
Accrued expenses and other liabilities	18,022	27,579	(13,579)
Net cash provided by operating activities	176,546	153,358	285,819
Cash flows from investing activities:
Purchases of investment securities available for sale	(605,169)	(412,799)	(192,349)
Proceeds from sales of investment securities available for sale	74,116	191,733	136,403
Maturities and payments on investment securities available for sale	233,563	74,531	85,077
Purchases of equity securities	(268)	(286)	(511)
Proceeds from sales of equity securities	—	5,148	—
Net decrease (increase) in loans	346,883	72,877	(1,216,352)
Proceeds from loans held for sale previously classified as portfolio loans	84,283	40,899	—
Purchases of premises and equipment	(6,901)	(8,731)	(3,470)
Proceeds from sale of premises and equipment	37	104	175
Purchases of nonmarketable equity securities	(172,057)	(239,597)	(24,787)
Proceeds from redemptions of nonmarketable equity securities	181,755	242,377	14,927
Proceeds from sales of other real estate owned	466	7,547	1,453
(Purchases of) proceeds from company-owned life insurance, net	—	(48,603)	1,518
Net cash acquired in acquisitions	—	—	60,275
Net cash provided by (used in) investing activities	136,708	(74,800)	(1,137,641)
Cash flows from financing activities:
Net (decrease) increase in deposits	(112,286)	(55,123)	174,210
Net increase (decrease) in short-term borrowings	52,634	(7,446)	(34,492)
Net (decrease) increase in short-term FHLB borrowings	(166,000)	(174,000)	250,000
Proceeds from long-term FHLB borrowings	263,000	215,000	—
Payments made on long-term FHLB borrowings and other borrowings	(315,000)	(25,000)	(100,171)
Payments made on subordinated debt	(15,763)	(5,845)	(40,000)
Proceeds from issuance of preferred stock	—	—	110,548
Cash dividends paid on preferred stock	(8,913)	(8,913)	(3,169)
Cash dividends paid on common stock	(27,072)	(26,573)	(25,923)
Common stock repurchased	(5,475)	(17,898)	(1,109)
Proceeds from issuance of common stock under employee benefit plans	1,326	1,670	2,188
Net cash (used in) provided by financing activities	(333,549)	(104,128)	332,082
Net decrease in cash and cash equivalents	(20,295)	(25,570)	(519,740)
Cash and cash equivalents:
Beginning of period	135,061	160,631	680,371
End of period	$114,766	$135,061	$160,631
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)
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
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results may differ from these estimates. Certain reclassifications of 2023 or 2022 amounts may have been made to conform to the 2024 presentation, but do not have an effect on net income or shareholders' equity.
The accompanying consolidated financial statements include a restatement of the financial statements (i) as of and for the year ended December 31, 2023 and (ii) for the year ended December 31, 2022 as referenced below.
Subsequent Events
    Management has evaluated subsequent events for recognition and disclosure through July 1, 2025, which is the date the financial statements were available to be issued.
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
Restatement of prior period Financial Statements
In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Audit Committee, after discussion with management and the Company's independent registered public accounting firm, Crowe LLP, concluded that the Company's audited consolidated financial statements for the Restated Financial Periods should no longer be relied upon because of errors identified in such financial statements, as described below.
The errors relate to the Company’s accounting for loans originated pursuant to third-party loan origination programs. These programs go back as far as 2012. As part of these programs, the third-party providers offered various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. Historically, the Company accounted for all borrower payments and credit enhancement payments under these programs on a single unit, or net basis, with all such payments presented as interest income representing the Company’s effective yield on the portfolios. The Company has determined that these payments should instead be accounted for on a separate unit of account, or gross basis, with loan yields and interest income recorded at the gross borrower loan rate, credit losses and associated provisions for credit losses recorded on a gross basis over the life of the loans, and with all credit enhancement payments recorded separately as a credit enhancement derivative.
As a result of the above, the Company is restating the financial statements (i) as of and for the year ended December 31, 2023 and (ii) for the year ended December 31, 2022, as presented in the audited financial statements as of and for the period ended December 31, 2024 in this Annual Report on Form 10-K. The impact of the errors for years prior to January 1, 2022 have been adjusted through opening equity as of January 1, 2022 in the audited consolidated financial statements presented herein. See Note 25 - Restatement of Prior Period Financial Statements for additional information, including the impact on the specific accounts.
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
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$189,599	$159,139	$55,069
Income tax paid (net of refunds)	22,543	25,120	36,514
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	406,561	—	103,357
Transfer of loans to other real estate owned	1,031	9,112	517
Transfer of loan servicing rights, at lower of cost or market to loan servicing rights held for sale	—	—	23,995
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	—	20,745	—
Right of use assets obtained in exchange for lease obligations	2,889	2,470	502
Investment Securities
The Company classifies its debt investment securities as available for sale or held to maturity at the time of purchase. Securities held to maturity are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other debt securities are classified as available for sale. As of December 31, 2024 and 2023, all investment securities were classified as available for sale. Investment securities available for sale are recorded at fair value with the unrealized gains and losses, net of the related tax effect, included in other comprehensive income. The related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.
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
Available-for-sale debt securities in an unrealized loss position are evaluated, at least quarterly, for impairment related to credit losses. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, and the present value of cash flows expected to be collected from the security is less than the amortized cost basis, an allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recorded in other comprehensive income. Accrued interest receivable on investment securities available for sale totaled $5.1 million and $4.3 million at December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The estimate of credit losses excludes this accrued interest receivable. There was no allowance for credit losses recorded on investment securities available for sale at December 31, 2024 and 2023.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $20.2 million and $29.9 million at December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.
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
Leases. The Company provides financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the guaranteed residual values, which range from 1% to 45% of the cost of related equipment which average 3%, are recorded as lease receivables when the lease is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximately level rate of return on the unrecovered lease investment.
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
Allowance for Credit Losses on Loans
The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate.
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
In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles and measured on a collective basis. Common characteristics and risk profiles may include internal credit ratings, risk ratings or classification, financial asset type, collateral type, size, industry of the borrower, historical or expected credit loss patterns, and reasonable and supportable forecast periods. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.
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
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, charge-offs, and recoveries, (ii) actual and expected changes in economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.
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
Specific reserves reflect expected credit losses on loans identified for evaluation or individually considered nonperforming. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write-offs, or cash collections that have been fully applied to principal on the basis of nonaccrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include nonaccrual loans with a balance greater than $500,000, accruing loans 90 days past due or greater with a balance greater than $100,000, specialty lending relationships and other loans as determined by management. Allowance for credit losses for consumer and residential loans are, primarily, determined by meaningful pools of similar loans and are evaluated on a quarterly basis.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans originated with the intent to sell as well as the GreenSky portfolio which the Company had committed to a plan to sell at December 31, 2024. Prior to 2023, loans held for sale also included commercial FHA mortgage loans originated with the intent to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. The changes in the fair value of loans held for sale are reflected in noninterest income on the consolidated statements of income.
Mortgage Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. There were no losses as a result of make-whole requests and loan repurchases for the years ended December 31, 2024, 2023 and 2022. The liability for unresolved repurchase demands totaled $0.1 million at December 31, 2024 and 2023.
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

Goodwill and Intangible Assets
Goodwill resulting from a business combination is generally determined as the excess of the fair value of consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.
Testing of goodwill impairment comprises a two-step process. The testing is performed on each of the two reporting units, the Banking reporting unit and the Wealth Management reporting unit. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that an impairment has occurred, it proceeds to the quantitative impairment test, whereby it calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. In its performance of impairment testing, the Company has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the reporting unit exceeds the fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the reporting unit that is greater than the carrying amount, then no impairment charge is recorded.
Annually, the Company performs an impairment test of goodwill as of August 31. During the year ended December 31, 2024, management performed quarterly qualitative assessments and an annual qualitative impairment test, as a result of the economic uncertainty and increased market volatility resulting from the elevated interest rate environment. The Company's annual impairment test of goodwill and other intangible assets did not identify any impairment.
The Company performed a quantitative impairment test on its Banking reporting unit as of December 31, 2024. The Company engaged a third-party service provider to assist Management with the determination of the fair value of the Company in the fourth quarter of 2024. The resulting calculation indicated that the fair value exceeded the carrying amount of the Company's Banking reporting unit by approximately 7% as of December 31, 2024, which resulted in a determination of no impairment loss.
Significant judgment is necessary in the determination of the fair value of a reporting unit. The income valuation methodology requires an estimation of future cash flows, considering the after-tax results of operations, the extent and timing of credit losses, and appropriate discount and growth rates. Actual future cash flows may differ from forecasted results based on the assumptions used.
In performing the discounted cash flow analysis, the Company utilized multi-year cash projections that rely on internal forecasts of loan and deposit growth, bond mix, financing composition, market pricing of securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. The long-term growth rate used in the calculation of fair value was derived from published projections of the inflation rate, along with Management estimates.
The discount rate was calculated as the cost of equity capital using the modified capital asset pricing model, which includes variables including the risk-free interest rate, beta, equity risk premium, size premium, and company-specific risk premium.
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
Credit Enhancement Asset
The Company is party to third-party loan origination programs. As part of these programs the third-party providers offer various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. In accordance with accounting guidance, we estimate and record an allowance for expected losses for these loans. When the allowance for credit losses on loans is recorded, a credit enhancement derivative is also recorded on the balance sheet with a corresponding entry to noninterest income in recognition of the partner's legal commitment to indemnify or reimburse the Company. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the partner or taken from the partner's cash reserve account.
Derivative Financial Instruments
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) instruments that do not meet the accounting definition of a hedge. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during with the hedged transaction affects earnings.
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
We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.
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
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. The allowance for credit losses on unfunded commitments totaled $4.6 million and $3.5 million at December 31, 2024 and 2023, respectively.
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
FASB ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures - In December 2023, the FASB issued ASU No. 2023-07, which requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity's chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has updated the related disclosures for the current fiscal year.
Accounting Guidance Not Yet Adopted
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
FASB ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03 in order to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. The amendments in this ASU apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will update the related disclosures upon adoption.

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Basis Adjustments(2)	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$21,655	$25	$(1,539)	$—	$20,141
Mortgage-backed securities - agency	940,508	1,558	(94,868)	(142)	847,056
Mortgage-backed securities - non-agency	103,051	1,410	(3,449)	—	101,012
State and municipal securities	75,597	96	(6,632)	—	69,061
Corporate securities	85,602	42	(5,763)	—	79,881
Other securities(1)	90,372	158	(107)	—	90,423
Total available for sale securities	$1,316,785	$3,289	$(112,358)	$(142)	$1,207,574
(1)The fair value of other securities includes student loan asset backed securities of $50.0 million and structured financial products of $40.4 million.
(2)Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amount of fixed-rate investment securities designated in fair value hedging arrangements. See Note 8 - Derivative Instruments for additional information regarding these derivative financial instruments.

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
Investment securities with a carrying amount of $283.7 million and $320.5 million were pledged for public deposits at December 31, 2024 and 2023, respectively.
Excluding securities issued or backed by U.S. government or its sponsored entities and agencies, there were no investments in securities from one issuer that exceeded 10% of shareholders' equity as of December 31, 2024 and 2023.
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, at December 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$4,210	$4,188
After one year through five years	60,412	56,741
After five years through ten years	97,151	88,734
After ten years	111,453	109,843
Mortgage-backed securities	1,043,559	948,068
Total available for sale securities	$1,316,785	$1,207,574

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Investment securities available for sale
Proceeds from sales	$74,116	$191,733	$136,403
Gross realized gains on sales	420	338	829
Gross realized losses on sales	(650)	(9,710)	(1,059)
Unrealized losses and fair values for investment securities available for sale as of December 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$4,973	$27	$8,488	$1,512	$13,461	$1,539
Mortgage-backed securities - agency	300,427	9,735	385,332	85,133	685,759	94,868
Mortgage-backed securities - non-agency	12,433	33	24,153	3,416	36,586	3,449
State and municipal securities	21,209	365	43,131	6,267	64,340	6,632
Corporate securities	23,833	1,910	52,271	3,853	76,104	5,763
Other securities	25,202	106	2,130	1	27,332	107
Total available for sale securities	$388,077	$12,176	$515,505	$100,182	$903,582	$112,358

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$42,826	$87	$8,323	$1,678	$51,149	$1,765
Mortgage-backed securities - agency	130,106	7,386	348,476	70,558	478,582	77,944
Mortgage-backed securities - non-agency	8,852	353	19,418	3,551	28,270	3,904
State and municipal securities	51,497	5,750	—	—	51,497	5,750
Corporate securities	4,688	53	84,662	10,414	89,350	10,467
Other securities	14,763	84	—	—	14,763	84
Total available for sale securities	$252,732	$13,713	$460,879	$86,201	$713,611	$99,914
    At December 31, 2024, 295 investment securities available for sale had unrealized losses with aggregate depreciation of 10.82% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023 (Restated)
Commercial:
Commercial	$818,496	$825,938
Commercial other	541,324	679,516
Commercial real estate:
Commercial real estate non-owner occupied	1,628,961	1,622,668
Commercial real estate owner occupied	440,806	436,857
Multi-family	454,249	279,904
Farmland	67,648	67,416
Construction and land development	299,842	452,593
Total commercial loans	4,251,326	4,364,892
Residential real estate:
Residential first lien	315,775	317,388
Other residential	64,782	63,195
Consumer:
Consumer	96,202	107,743
Consumer other	48,099	777,024
Lease financing	391,390	473,350
Total loans	$5,167,574	$6,103,592
Total loans include net deferred loan costs of $1.4 million and $3.8 million at December 31, 2024 and December 31, 2023, respectively, and unearned discounts of $56.7 million and $66.4 million within the lease financing portfolio at December 31, 2024 and December 31, 2023, respectively.

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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the years ended December 31, 2024 and 2023, are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023
Beginning balance	$20,990	$19,776
New loans and other additions	22,325	2,368
Repayments and other reductions	(2,905)	(1,154)
Ending balance	$40,410	$20,990

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the years ended December 31, 2024, 2023 and 2022:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the year ended December 31, 2024:
Balance, beginning of period	$29,672	$20,229	$4,163	$5,553	$86,762	$12,940	$159,319
Provision for credit losses on loans	42,610	24,366	17,375	3,028	16,415	15,468	119,262
Charge-offs	(30,453)	(9,998)	(17,991)	(817)	(98,051)	(14,323)	(171,633)
Recoveries	947	2,240	3	238	274	554	4,256
Balance, end of period	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204

Changes in allowance for credit losses on loans for the year ended December 31, 2023 (restated):
Balance, beginning of period	$26,035	$29,290	$2,435	$4,301	$60,041	$6,787	$128,889
Provision for credit losses on loans	15,555	(8,067)	3,296	1,385	59,582	10,809	82,560
Charge-offs	(13,703)	(5,000)	(1,601)	(271)	(33,149)	(5,026)	(58,750)
Recoveries	1,785	4,006	33	138	288	370	6,620
Balance, end of period	$29,672	$20,229	$4,163	$5,553	$86,762	$12,940	$159,319

Changes in allowance for credit losses on loans for the year ended December 31, 2022 (restated):
Balance, beginning of period	$24,768	$22,993	$972	$2,695	$30,547	$7,469	$89,444
Provision for credit losses on loans	9,307	10,396	1,439	1,698	53,128	(533)	75,435
Charge-offs	(8,441)	(4,106)	(6)	(344)	(24,091)	(1,297)	(38,285)
Recoveries	401	7	30	252	457	1,148	2,295
Balance, end of period	$26,035	$29,290	$2,435	$4,301	$60,041	$6,787	$128,889
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

The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$2,678	$7,074	$9,752	$3,560	$—	$3,560
Commercial other	3,439	—	3,439	4,941	—	4,941
Commercial real estate:
Commercial real estate non-owner occupied	9,173	24,187	33,360	1,614	14,098	15,712
Commercial real estate owner occupied	1,407	16,871	18,278	4,276	6,500	10,776
Multi-family	2,363	51,770	54,133	240	6,015	6,255
Farmland	1,148	—	1,148	1,148	—	1,148
Construction and land development	39	8,399	8,438	39	—	39
Total commercial loans	20,247	108,301	128,548	15,818	26,613	42,431
Residential real estate:
Residential first lien	2,501	491	2,992	2,583	490	3,073
Other residential	446	—	446	635	—	635
Consumer:
Consumer	20	—	20	134	—	134
Lease financing	8,132	—	8,132	9,097	36	9,133
Total loans	$31,346	$108,792	$140,138	$28,267	$27,139	$55,406
    There was no interest income recognized on nonaccrual loans during the years ended December 31, 2024, 2023 and 2022 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $9.6 million, $3.4 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of December 31, 2024 and December 31, 2023:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
December 31, 2024
Commercial:
Commercial	$—	$7,074	$—	$7,074
Commercial real estate:
Non-owner occupied	24,188	—	—	24,188
Owner occupied	9,284	7,587	—	16,871
Multi-family	54,133	—	—	54,133
Construction and land development	8,399	—	—	8,399
Residential real estate
Residential first lien	—	—	—	—
Other residential	—	—	—	—
Lease financing	—	—	465	465
Total collateral dependent loans	$96,004	$14,661	$465	$111,130

December 31, 2023
Commercial:
Commercial	$—	$—	$1,972	$1,972
Commercial other	—	—	1,232	1,232
Commercial real estate:
Non-owner occupied	14,147	—	—	14,147
Owner occupied	9,275	—	—	9,275
Multi-family	5,143	—	—	5,143
Total collateral dependent loans	$28,565	$—	$3,204	$31,769

The aging status of the recorded investment in loans by portfolio as of December 31, 2024 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$4,562	$349	$—	$4,911	$9,752	$803,833	$818,496
Commercial other	9,578	6,284	10,769	26,631	3,439	511,254	541,324
Commercial real estate:
Commercial real estate non-owner occupied	11,732	—	—	11,732	33,360	1,583,869	1,628,961
Commercial real estate owner occupied	985	—	—	985	18,278	421,543	440,806
Multi-family	—	—	—	—	54,133	400,116	454,249
Farmland	48	—	—	48	1,148	66,452	67,648
Construction and land development	—	—	—	—	8,438	291,404	299,842
Total commercial loans	26,905	6,633	10,769	44,307	128,548	4,078,471	4,251,326
Residential real estate:
Residential first lien	21	650	—	671	2,992	312,112	315,775
Other residential	91	38	—	129	446	64,207	64,782
Consumer:
Consumer	314	40	—	354	20	95,828	96,202
Consumer other	345	211	—	556	—	47,543	48,099
Lease financing	4,679	3,754	—	8,433	8,132	374,825	391,390
Total loans	$32,355	$11,326	$10,769	$54,450	$140,138	$4,972,986	$5,167,574
The aging status of the recorded investment in loans by portfolio as of December 31, 2023 (restated) was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$9,340	$504	$—	$9,844	$3,560	$812,534	$825,938
Commercial other	11,686	6,109	784	18,579	4,941	655,996	679,516
Commercial real estate:
Commercial real estate non-owner occupied	384	—	—	384	15,712	1,606,572	1,622,668
Commercial real estate owner occupied	—	—	—	—	10,776	426,081	436,857
Multi-family	14,506	8,140	—	22,646	6,255	251,003	279,904
Farmland	—	120	—	120	1,148	66,148	67,416
Construction and land development	211	10,593	—	10,804	39	441,750	452,593
Total commercial loans	36,127	25,466	784	62,377	42,431	4,260,084	4,364,892
Residential real estate:
Residential first lien	69	299	161	529	3,073	313,786	317,388
Other residential	100	50	—	150	635	62,410	63,195
Consumer:
Consumer	62	20	—	82	134	107,527	107,743
Consumer other	6,695	4,442	—	11,137	—	765,887	777,024
Lease financing	7,622	1,826	—	9,448	9,133	454,769	473,350
Total loans	$50,675	$32,103	$945	$83,723	$55,406	$5,964,463	$6,103,592

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

The following table represents, by loan portfolio segment, a summary of the loan restructuring for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
(dollars in thousands)	Balance	Count	Balance	Count
Commercial:
Commercial	$61,729	8	$40	1
Commercial other	1,790	17	1,447	6
Commercial real estate:
Commercial real estate non-owner occupied	31,550	5	—	—
Commercial real estate owner occupied	6,131	3	—	—
Multi-family	27,354	2	—	—
Construction and land development	17,033	3	—	—
Total commercial loans	145,587	38	1,487	7
Residential real estate:
Residential first lien	402	3	57	2
Other residential	82	2	—	—
Consumer:
Consumer	44	3	22	1
Lease financing	3,301	18	763	2
Total loan restructurings	$149,416	64	$2,329	12

	Balance	Count	Balance	Count
Interest Rate Reduction	$10,037	2	$—	—
Term Extension	75,365	33	1,191	8
Payment Deferral	8,153	15	—	—
Forgiveness of Principal or Interest	213	1	—	—
Interest Rate Reduction and Term Extension	49,051	5	1,138	4
Interest Rate Reduction and Payment Deferral	312	2	—	—
Interest Rate Reduction and Principal Forgiveness	77	1	—	—
Term Extension and Payment Deferral	6,208	5	—	—
Total loan restructurings	$149,416	64	$2,329	12
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months for the year ended December 31, 2024:

(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$2,722	$—	$2,722	$—	$59,007	$61,729
Commercial other	116	36	152	688	950	1,790
Commercial real estate:
Commercial real estate non-owner occupied	—	—	—	6,301	25,249	31,550
Commercial real estate owner occupied	—	—	—	—	6,131	6,131
Multi-family	—	—	—	27,354	—	27,354
Construction and land development	—	—	—	—	17,033	17,033
Total commercial loans	2,838	36	2,874	34,343	108,370	145,587
Residential real estate:
Residential first lien	—	—	—	337	65	402
Other residential	—	—	—	45	37	82
Consumer:
Consumer	—	—	—	—	44	44
Lease financing	—	—	—	950	2,351	3,301
Total loan restructurings	$2,838	$36	$2,874	$35,675	$110,867	$149,416
    The following table presents the performance of such loans that have been modified in the last twelve months for the year ended December 31, 2023:

(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$40	$40
Commercial other	395	—	395	298	754	1,447
Total commercial loans	395	—	395	298	794	1,487
Residential real estate:
Residential first lien	—	—	—	57	—	57
Consumer:
Consumer	—	—	—	—	22	22
Lease financing	—	—	—	—	763	763
Total loan restructurings	$395	$—	$395	$355	$1,579	$2,329
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
As discussed previously in Loan Restructurings, the Company does provide various types of concessions when a borrower is experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows. Modified loans with terms at least as favorable to the lender as the terms for other customers with similar collection risks and with terms that are more than minor compared to the original terms are treated as a new loan to the borrower.

The following tables present the recorded investment of the commercial loan portfolio by risk category as of December 31, 2024 and December 31, 2023:

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$103,345	$100,478	$66,135	$59,613	$28,661	$39,895	$343,577	$741,704
		Special mention	54,838	—	—	—	—	60	277	55,175
		Substandard	464	2,964	626	1,311	196	1,239	5,065	11,865
		Substandard – nonaccrual	—	635	4,601	514	12	3,202	788	9,752
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	158,647	104,077	71,362	61,438	28,869	44,396	349,707	818,496

	Commercial other	Acceptable credit quality	101,877	94,515	133,745	59,701	25,688	14,016	103,794	533,336
		Special mention	1	2,132	1,100	964	197	94	—	4,488
		Substandard	—	31	—	—	—	—	30	61
		Substandard – nonaccrual	119	646	1,406	682	93	394	99	3,439
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	101,997	97,324	136,251	61,347	25,978	14,504	103,923	541,324

Commercial real estate	Non-owner occupied	Acceptable credit quality	404,475	179,499	460,447	261,886	79,830	130,160	6,729	1,523,026
		Special mention	12,392	4,079	—	178	3,988	274	—	20,911
		Substandard	62	2,061	8,149	4,190	4,463	32,739	—	51,664
		Substandard – nonaccrual	80	7,737	7,861	4,509	—	13,173	—	33,360
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	417,009	193,376	476,457	270,763	88,281	176,346	6,729	1,628,961

	Owner occupied	Acceptable credit quality	61,613	43,344	95,334	101,717	46,914	62,723	629	412,274
		Special mention	849	—	—	—	—	214	—	1,063
		Substandard	469	5,469	381	—	—	2,872	—	9,191
		Substandard – nonaccrual	317	—	16,971	264	1	421	304	18,278
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	63,248	48,813	112,686	101,981	46,915	66,230	933	440,806

	Multi-family	Acceptable credit quality	49,292	14,682	224,849	60,428	27,417	9,519	978	387,165
		Special mention	—	7,650	—	—	—	—	—	7,650
		Substandard	—	—	—	5,258	—	43	—	5,301
		Substandard – nonaccrual	27,354	8,890	—	899	—	16,990	—	54,133
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	76,646	31,222	224,849	66,585	27,417	26,552	978	454,249

	Farmland	Acceptable credit quality	4,157	9,540	4,557	16,794	10,046	19,588	1,690	66,372
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	13	—	115	—	128
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	4,157	9,540	4,557	16,807	10,046	20,803	1,738	67,648

Construction and land development		Acceptable credit quality	71,889	27,121	106,277	25,780	—	1,153	38,829	271,049
		Special mention	11,409	—	—	—	—	—	—	11,409
		Substandard	5,848	—	—	—	—	—	—	5,848
		Substandard – nonaccrual	—	—	—	8,399	—	39	—	8,438
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
		Subtotal	91,378	27,591	106,651	34,179	—	1,214	38,829	299,842

Total		Acceptable credit quality	796,648	469,179	1,091,344	585,919	218,556	277,054	496,226	3,934,926
		Special mention	79,489	13,861	1,100	1,142	4,185	642	277	100,696
		Substandard	6,843	10,525	9,156	10,772	4,659	37,008	5,095	84,058
		Substandard – nonaccrual	27,870	17,908	30,839	15,267	106	35,319	1,239	128,548
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
Total commercial loans			$913,082	$511,943	$1,132,813	$613,100	$227,506	$350,045	$502,837	$4,251,326

			December 31, 2023 (Restated)
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$157,498	$96,295	$71,366	$36,680	$14,688	$42,827	$369,297	$788,651
		Special mention	3,015	450	4	—	181	43	983	4,676
		Substandard	4,485	13,651	420	342	253	4,961	4,940	29,052
		Substandard – nonaccrual	1,238	—	1,321	25	79	360	536	3,559
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	166,236	110,396	73,111	37,047	15,201	48,191	375,756	825,938

	Commercial other	Acceptable credit quality	139,057	195,726	111,273	68,224	35,720	29,839	90,928	670,767
		Special mention	—	532	399	114	107	4	1,682	2,838
		Substandard	37	220	—	—	—	—	639	896
		Substandard – nonaccrual	1,819	1,918	449	184	361	94	116	4,941
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	74	—	—	—	—	—	—	74
		Subtotal	140,987	198,396	112,121	68,522	36,188	29,937	93,365	679,516

Commercial real estate	Non-owner occupied	Acceptable credit quality	237,215	653,057	309,013	110,743	82,563	124,430	6,328	1,523,349
		Special mention	4,480	—	181	457	—	274	—	5,392
		Substandard	35,811	1,658	—	—	17,835	22,911	—	78,215
		Substandard – nonaccrual	5,573	—	154	999	7,597	1,389	—	15,712
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	283,079	654,715	309,348	112,199	107,995	149,004	6,328	1,622,668

	Owner occupied	Acceptable credit quality	32,972	100,893	113,264	48,415	23,671	77,854	1,803	398,872
		Special mention	5,750	—	129	—	149	177	8	6,213
		Substandard	—	7,716	265	—	705	12,310	—	20,996
		Substandard – nonaccrual	126	9,431	28	171	27	689	304	10,776
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	38,848	118,040	113,686	48,586	24,552	91,030	2,115	436,857

	Multi-family	Acceptable credit quality	4,483	170,519	25,835	28,137	10,185	11,538	254	250,951
		Special mention	—	—	—	—	—	—	—	—
		Substandard	8,140	—	—	—	—	14,558	—	22,698
		Substandard – nonaccrual	1,700	—	899	—	104	3,552	—	6,255
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	14,323	170,519	26,734	28,137	10,289	29,648	254	279,904

	Farmland	Acceptable credit quality	10,104	4,735	13,405	12,255	3,723	18,636	1,439	64,297
		Special mention	—	—	1,451	—	—	96	—	1,547
		Substandard	—	—	133	—	22	269	—	424
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	10,104	4,735	14,989	12,255	3,745	20,101	1,487	67,416

Construction and land development		Acceptable credit quality	65,538	233,660	88,047	—	677	916	29,385	418,223
		Special mention	—	—	—	—	—	40	—	40
		Substandard	—	—	16,594	—	—	—	15,349	31,943
		Substandard – nonaccrual	—	—	—	—	—	39	—	39
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,535	432	356	—	—	25	—	2,348
		Subtotal	67,073	234,092	104,997	—	677	1,020	44,734	452,593

Total		Acceptable credit quality	646,867	1,454,885	732,203	304,454	171,227	306,040	499,434	4,115,110
		Special mention	13,245	982	2,164	571	437	634	2,673	20,706
		Substandard	48,473	23,245	17,412	342	18,815	55,009	20,928	184,224
		Substandard – nonaccrual	10,456	11,349	2,851	1,379	8,168	7,223	1,004	42,430
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,609	432	356	—	—	25	—	2,422
Total commercial loans			$720,650	$1,490,893	$754,986	$306,746	$198,647	$368,931	$524,039	$4,364,892

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the years ended December 31, 2024 and 2023:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the year ended December 31, 2024
Commercial	Commercial	$—	$677	$5,174	$827	$90	$967	$342	$8,077
	Commercial Other	—	4,796	15,102	1,544	149	785	—	22,376
Commercial Real Estate	Non-owner occupied	—	—	2,610	—	138	1,018	—	3,766
	Owner occupied	—	—	—	—	—	33	—	33
	Multi-family	—	—	4,545	—	—	1,539	—	6,084
	Farmland	—	—	—	115	—	—	—	115
Construction and land development		—	—	—	17,991	—	—	—	17,991
Total gross commercial charge-offs		$—	$5,473	$27,431	$20,477	$377	$4,342	$342	$58,442

		Term Loans by Origination Year
		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the year ended December 31, 2023 (restated)
Commercial	Commercial	$—	$—	$—	$70	$126	$224	$2,211	$2,631
	Commercial Other	258	5,432	2,351	1,273	773	985	—	11,072
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	2,630	—	2,630
	Owner occupied	—	—	—	—	48	1,510	—	1,558
	Multi-family	—	—	—	—	—	812	—	812
Construction and land development		—	—	—	—	42	1,559	—	1,601
Total gross commercial charge-offs		$258	$5,432	$2,351	$1,343	$989	$7,720	$2,211	$20,304

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of December 31, 2024 and December 31, 2023:

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$29,754	$41,263	$69,334	$35,539	$27,282	$109,572	$39	$312,783
		Nonperforming	—	137	196	312	139	2,208	—	2,992
		Subtotal	29,754	41,400	69,530	35,851	27,421	111,780	39	315,775

	Other residential	Performing	2,620	2,218	874	257	308	1,822	56,237	64,336
		Nonperforming	—	—	—	—	—	148	298	446
		Subtotal	2,620	2,218	874	257	308	1,970	56,535	64,782

Consumer	Consumer	Performing	22,405	21,182	16,636	23,632	3,542	7,874	911	96,182
		Nonperforming	—	—	5	—	—	12	3	20
		Subtotal	22,405	21,182	16,641	23,632	3,542	7,886	914	96,202

	Consumer other	Performing	—	536	29,939	7,510	3,677	6,437	—	48,099
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	536	29,939	7,510	3,677	6,437	—	48,099

Leases financing		Performing	94,432	96,171	106,809	44,213	24,774	16,859	—	383,258
		Nonperforming	77	3,720	3,017	992	239	87	—	8,132
		Subtotal	94,509	99,891	109,826	45,205	25,013	16,946	—	391,390

Total		Performing	149,211	161,370	223,592	111,151	59,583	142,564	57,187	904,658
		Nonperforming	77	3,857	3,218	1,304	378	2,455	301	11,590
Total other loans			$149,288	$165,227	$226,810	$112,455	$59,961	$145,019	$57,488	$916,248

			December 31, 2023 (Restated)
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2023	2022	2021	2020	2019	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$42,550	$74,613	$37,009	$29,628	$19,647	$110,703	$4	$314,154
		Nonperforming	179	50	335	—	139	2,531	—	3,234
		Subtotal	42,729	74,663	37,344	29,628	19,786	113,234	4	317,388

	Other residential	Performing	3,245	1,113	377	409	836	2,009	54,571	62,560
		Nonperforming	—	9	—	—	—	178	448	635
		Subtotal	3,245	1,122	377	409	836	2,187	55,019	63,195

Consumer	Consumer	Performing	30,748	24,190	31,946	6,116	2,313	10,794	1,502	107,609
		Nonperforming	11	55	6	6	—	56	—	134
		Subtotal	30,759	24,245	31,952	6,122	2,313	10,850	1,502	107,743

	Consumer other	Performing	185,591	378,077	133,847	52,428	20,269	6,812	—	777,024
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	185,591	378,077	133,847	52,428	20,269	6,812	—	777,024

Leases financing		Performing	143,334	157,059	74,359	50,174	30,428	8,863	—	464,217
		Nonperforming	1,485	5,043	1,482	317	612	194	—	9,133
		Subtotal	144,819	162,102	75,841	50,491	31,040	9,057	—	473,350

Total
		Performing	405,468	635,052	277,538	138,755	73,493	139,181	56,077	1,725,564
		Nonperforming	1,675	5,157	1,823	323	751	2,959	448	13,136
Total other loans			$407,143	$640,209	$279,361	$139,078	$74,244	$142,140	$56,525	$1,738,700

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the years ended December 31, 2024 and 2023:

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the year ended December 31, 2024
Residential real estate	Residential first lien	$—	$128	$11	$25	$—	$483	$—	$647
	Other residential	—	—	16	—	—	7	147	170
Consumer	Consumer	13	73	36	11	17	27	10	187
	Consumer other	5	28,143	47,205	12,567	5,413	4,531	—	97,864
Lease financing		—	3,735	6,986	2,291	544	767	—	14,323
Total gross other charge-offs		$18	$32,079	$54,254	$14,894	$5,974	$5,815	$157	$113,191

		Term Loans by Origination Year
		2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
For the year ended December 31, 2023 (restated)
Residential real estate	Residential first lien	$—	$—	$8	$35	$108	$53	$—	$204
	Other residential	—	—	—	—	—	10	57	67
Consumer	Consumer	—	49	23	22	37	36	—	167
	Consumer other	1,216	14,786	7,982	4,313	2,499	2,186	—	32,982
Lease financing		669	2,156	1,172	213	542	274	—	5,026
Total gross other charge-offs		$1,885	$16,991	$9,185	$4,583	$3,186	$2,559	$57	$38,446

NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at December 31, 2024 and December 31, 2023 is as follows:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Land	$15,986	$15,968
Buildings and improvements	83,296	78,104
Furniture and equipment	36,526	35,797
Lease right-of-use assets	8,830	7,673
Total	144,638	137,542
Accumulated depreciation	(58,928)	(54,728)
Premises and equipment, net	$85,710	$82,814
    Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $5.0 million, $4.8 million, and $4.8 million, respectively.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 3 months to 13 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $8.8 million and $7.7 million as of December 31, 2024 and December 31, 2023, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $10.1 million and $9.3 million as of December 31, 2024 and December 31, 2023, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023
Operating lease cost	$1,989	$1,919
Operating cash flows from leases	2,373	2,256
Right-of-use assets obtained in exchange for lease obligations	2,889	2,470
Weighted average remaining lease term	6.9 years	7.8 years
Weighted average discount rate	3.66%	3.41%
Net rent expense under operating leases, included in occupancy and equipment expense, was $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The projected minimum rental payments under the terms of the leases as of December 31, 2024 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2025	$1,768
2026	1,824
2027	1,708
2028	1,659
2029	1,445
Thereafter	3,103
Total future minimum lease payments	11,507
Less imputed interest	(1,395)
Total operating lease liabilities	$10,112

NOTE 5 - OPERATING LEASES - LESSOR
The Company provides financing for various types of equipment through operating leasing arrangements. The equipment leased to others is carried at cost less accumulated depreciation in other assets on our consolidated balance sheets. The Company had equipment leased to others of $30.7 million and $58.0 million at December 31, 2024 and December 31, 2023, respectively, net of accumulated depreciation of $18.1 million and $21.2 million at December 31, 2024 and December 31, 2023, respectively. The Company recorded lease income of $16.1 million and $18.0 million related to lease payments for operating leases in other income on our consolidated statements of income for the years ended December 31, 2024 and 2023, respectively. Depreciation expense related to leased equipment was $12.6 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively.
The Company performs assessment of the recoverability of long-lived assets when events or changes in circumstances indicate their carrying values may not be recoverable. During the year ended December 31, 2024, the Company recognized impairment losses of $6.0 million associated with equipment leased to others in other expenses on our consolidated statements of income.
The future lease payments receivable from operating leases as of December 31, 2024 are as follows:

(dollars in thousands)	Amount
Year ending December 31:
2025	$9,043
2026	3,730
2027	2,401
2028	1,254
2029	698
Thereafter	48
Total future minimum lease payments	17,174
NOTE 6 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$1,904,843	$17,053	$2,084,961	$19,273
SBA	42,152	451	42,685	549
Residential	197,161	338	225,067	431
Total	$2,144,156	$17,842	$2,352,713	$20,253

Commercial FHA Mortgage Loan Servicing
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considered many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies, and geographic location. The discount rate was based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate and weighted average discount rate was 10.00% and 8.18% at December 31, 2024.
Changes in our commercial FHA loan servicing rights for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Loan servicing rights:
Balance, beginning of period	$19,273	$—	$27,386
Servicing rights transferred from (to) held for sale	—	20,473	(23,995)
Amortization	(2,220)	(1,200)	(1,907)
Refinancing fee received from third party	—	—	(221)
Permanent impairment	—	—	(1,263)
Balance, end of period	$17,053	$19,273	$—
Fair value:
At beginning of period	$32,469	$—	$28,368
At end of period	25,916	32,469	—
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill by segment at December 31, 2024 and December 31, 2023 is summarized as follows:

(dollars in thousands)	2024	2023
Banking	$157,158	$157,158
Wealth management	4,746	4,746
Total goodwill	$161,904	$161,904
    The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of December 31, 2024 and December 31, 2023 are summarized as follows:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$58,914	$(51,186)	$7,728	$58,914	$(48,287)	$10,627
Customer relationship intangibles	15,918	(11,546)	4,372	15,918	(10,437)	5,481
Total intangible assets	$74,832	$(62,732)	$12,100	$74,832	$(58,724)	$16,108
Amortization of intangible assets was $4.0 million, $4.8 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2025	$3,224
2026	2,672
2027	2,101
2028	1,582
2029	1,066
Thereafter	1,455
Total	$12,100
NOTE 8 – DERIVATIVE INSTRUMENTS
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
Derivatives qualifying for hedge accounting treatment can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, and pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio. Other derivatives qualifying for hedge accounting consist of interest rate floor contracts designated as cash flow hedges of the expected future cash flows in the form of interest receipts on a portion of our commercial and commercial real estate loans. Both the fair value hedges and cash flow hedges were determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.
We have the ability to execute economic hedges, which could consist of interest rate swaps, interest rate caps, forwards, and options to mitigate interest rate risk.
We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage business that do not meet the accounting definition of hedges, as well as interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings.
Balance Sheet Presentation
The following table summarizes the fair value of derivative instruments reported on our consolidated balance sheet. The amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. Derivative assets and derivative liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheet.
Notional amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. In our view, derivative notional is not an accurate measure of our derivative exposure when viewed in isolation from other factors, such as market rate fluctuations and counterparty credit risk.

	December 31, 2024			December 31, 2023 (restated)
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges
Interest rate contracts
Fixed-rate mortgage-backed securities	$2,653	$654	$167,363	$—	$1,324	$150,000
Pools of commercial and commercial real estate loans	—	4,502	200,000	—	6,654	200,000
FHLB advances, brokered CDs and other borrowings	863	281	75,000	—	465	50,000
Total derivatives designated as accounting hedges	$3,516	$5,437	$442,363	$—	$8,443	$400,000
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	$218	$218	$54,390	$310	$310	$13,832
Interest rate lock commitments	71	—	3,907	62	—	2,405
Forward commitments to sell mortgage-backed securities	32	—	10,198	—	83	5,000
Total derivatives not designated as accounting hedges	$321	$218	$68,495	$372	$393	$21,237
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	December 31, 2024	December 31, 2023 (restated)	December 31, 2024	December 31, 2023 (restated)
Investment securities available for sale	$286,982	$220,501	$3,323	$(1,324)
Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income.

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2024	2023		2024	2023
Years Ended December 31,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$9,341	$—	Interest income on investment securities available for sale	$(9,484)	$—

The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income.

	Gain (loss) recognized in AOCI on derivative			Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2024	2023 (restated)	2022 (restated)		2024	2023 (restated)	2022 (restated)
Years Ended December 31,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$(3,705)	$(2,242)	$2,551	Interest income on loans	$(5,857)	$(5,588)	$113
				Other noninterest income	—	—	17,531
FHLB advances, brokered CDs and other borrowings	2,013	(210)	—	Interest expense	966	324	—
Total gain (loss) on cash flow hedging relationships	$(1,692)	$(2,452)	$2,551		$(4,891)	$(5,264)	$17,644
During the next 12 months, we estimate $1.9 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income.

(dollars in thousands)	Location of gain (loss) recognized in income on derivative	2024	2023 (restated)	2022 (restated)
Years Ended December 31,
Gain (loss) on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$123	$(70)	$(269)
	Other income	—	15	(88)
Total gain (loss) on derivative instruments not designated as accounting hedges		$123	$(55)	$(357)
Credit Enhancement Derivatives
The Company has recognized derivative instruments associated with agreements entered into with third-party providers that support loan programs for which the Company originates and holds loans on its balance sheet. These third-party agreements include contractual credit enhancements that transfer certain risks and benefits to or from the Company, resulting in recognition of a derivative. The value of these derivatives consists primarily of two components: (1) the credit loss reimbursement value, representing the present value of expected future payments from the third party for loan losses, and (2) the interest yield guarantee value, representing the present value of cash flows the Company expects to receive to ensure a minimum yield (e.g., Prime + 2%) on the portfolio when actual borrower payments fall short. Under certain programs, additional features such as reimbursement for waived promotional interest are also included in the derivative valuation.
The fair value of these derivative instruments was $16.8 million and $15.4 million as of December 31, 2024 and 2023, respectively. The Company utilizes a third-party valuation specialist to estimate fair value using the income approach, based on the present value of expected future cash flows. The valuation relies on Level 3 unobservable inputs, including assumptions regarding credit loss rates, borrower prepayments, program yield performance, and discount rates. Changes in fair value are recorded in noninterest income, and the Company does not apply hedge accounting to these instruments

The following table summarizes the most significant inputs and assumptions in determining the value of the credit enhancement derivatives as well as the resulting fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	MacTools commercial portfolio	Greensky consumer portfolio	LendingPoint consumer portfolio	MacTools commercial portfolio
Weighted average interest rate	9.50%	10.47%	14.62%	10.50%
Implied/selected cohort default rate (CDR)	15.00%	4.02%	17.50%	15.00%
Selected LGD	85.00%	85.00%	85.00%	85.00%
Annual expected loss	12.75%	3.42%	14.88%	12.75%
Credit mark	(20.66)%	(7.18)%	(23.82)%	(23.32)%
Interest mark	10.04%	3.29%	13.23%	13.01%
Fair value of derivative	10.61%	1.56%	(0.34)%	10.31%
The LendingPoint consumer portfolio was sold during the fourth quarter of 2024. The GreenSky consumer portfolio was written down to net realizable value and classified as held for sale as of December 31, 2024.
NOTE 9 – DEPOSITS
The following table summarizes the classification of deposits as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Noninterest-bearing demand	$1,055,564	$1,145,395
Interest-bearing:
Checking	2,378,256	2,511,840
Money market	1,173,630	1,135,629
Savings	507,305	559,267
Time	1,082,488	957,398
Total deposits	$6,197,243	$6,309,529
Included in time deposits are time certificates of $250,000 or more of $166.8 million and $179.2 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2025	$928,416
2026	106,061
2027	36,460
2028	8,781
2029	2,770
Total	$1,082,488

NOTE 10 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
FHLB advances – fixed rate, fixed term at rates averaging 4.50% and 4.94% at December 31, 2024 and December 31, 2023 - maturing through October 2029	$133,000	$150,000
FHLB advances – putable fixed rate at rates averaging 3.69% and 3.07% at December 31, 2024 and December 31, 2023, respectively – maturing through July 2034 with call provisions through February 2025	125,000	160,000
FHLB advances – Short term fixed rate at rates of 5.45% at December 31, 2023	—	166,000
Total FHLB advances and other borrowings	$258,000	$476,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $3.23 billion and $2.98 billion at December 31, 2024 and December 31, 2023, respectively. Based on this collateral, the Company was eligible to borrow $1.29 billion from the FHLB at December 31, 2024.

Contractual payments over the next five years for FHLB advances and other borrowings were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2025	$40,000
2026	35,000
2027	—
2028	45,000
2029	113,000
Thereafter	25,000
Total	$258,000

NOTE 11 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at December 31, 2024 and December 31, 2023:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At December 31, 2024
Outstanding amount	$50,750	$27,250	$78,000
Carrying amount	50,750	26,999	77,749
Current rate	7.94%	5.50%
At December 31, 2023
Outstanding amount	$66,750	$27,250	$94,000
Carrying amount	66,573	26,973	93,546
Current rate	5.00%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually through 9/30/2024; Quarterly for all subsequent periods	Semiannually through 9/30/2029; Quarterly for all subsequent periods
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

The following table summarizes the terms of each issuance:

						At December 31, 2024		At December 31, 2023
(dollars in thousands)	Date of issuance	Issuance Amount	Shares Issued	Variable Rate	Maturity Date	Carrying Amount	Rate	Carrying Amount	Rate
Grant Park Statutory Trust I	12/19/2003	$3,093	3,000	SOFR plus 2.85%	1/23/2034	$2,493	7.70%	$2,454	8.52%
Midland States Preferred Securities Trust	3/26/2004	10,310	10,000	SOFR plus 2.75%	4/23/2034	10,286	7.64%	10,284	8.42%
Centrue Statutory Trust II	4/22/2004	10,310	10,000	SOFR plus 2.65%	6/17/2034	8,577	7.26%	8,468	8.32%
Love Savings/Heartland Capital Trust III	11/30/2006	20,619	20,000	SOFR plus 1.75%	12/31/2036	15,328	6.37%	15,110	7.42%
Love Savings/Heartland Capital Trust IV	6/6/2007	20,619	20,000	SOFR plus 1.47%	9/6/2037	14,521	6.18%	14,300	7.13%
Total trust preferred debentures		$64,951				$51,205		$50,616
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

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the year ended December 31, 2024
Balance, beginning of period	$(71,508)	$(5,245)	$(76,753)
Other comprehensive income (loss) before reclassifications	(7,577)	(1,276)	(8,853)
Amounts reclassified from AOCI to income(1)	64	3,582	3,646
Balance, end of period	$(79,021)	$(2,939)	$(81,960)
Changes in AOCI for the year ended December 31, 2023
Balance, beginning of period	$(76,499)	$(7,298)	$(83,797)
Other comprehensive income (loss) before reclassifications	(1,900)	(1,740)	(3,640)
Amounts reclassified from AOCI to income(1)	6,891	3,793	10,684
Balance, end of period	$(71,508)	$(5,245)	$(76,753)
Changes in AOCI for the year ended December 31, 2022
Balance, beginning of period	$1,543	$3,694	$5,237
Other comprehensive income (loss) before reclassifications	(78,048)	1,887	(76,161)
Amounts reclassified from AOCI to income(1)	6	(12,879)	(12,873)
Balance, end of period	$(76,499)	$(7,298)	$(83,797)
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Details about AOCI components	Amounts reclassified from AOCI			Affected line item in the statement of income
Unrealized gains and losses on investment securities available for sale	$142	$—	$—	Interest income (expense)
	—	—	221	Recapture of credit losses
	(230)	(9,372)	(230)	Loss on sales of investment securities, net
	24	2,481	3	Income tax (expense) benefit
	$(64)	$(6,891)	$(6)	Net income

Gains and losses on cash flow hedges	$(4,891)	$(5,264)	$113	Interest income (expense)
	—	—	17,531	Other noninterest income
	1,309	1,471	(4,765)	Income tax (expense) benefit
	$(3,582)	$(3,793)	$12,879	Net income

NOTE 14 – INCOME TAXES
The components of income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

(dollars in thousands)	2024	2023 (Restated)	2022 (Restated)
Federal:
Current	$13,592	$25,420	$25,270
Deferred	(6,249)	(5,805)	(2,201)
State:
Current	(201)	9,296	11,986
Deferred	1,714	(2,104)	(3,906)
Total income tax expense	$8,856	$26,807	$31,149
The Company’s income tax expense differed from the statutory federal rate of 21% for the years ended December 31, 2024, 2023 and 2022 as follows:

(dollars in thousands)	2024	2023 (Restated)	2022 (Restated)
Expected income taxes	$9,849	$18,472	$27,591
Less income tax effect of:
Tax-exempt income, net	(2,116)	(1,762)	(2,014)
State tax, net of federal benefit	1,192	5,666	6,372
Equity-based compensation benefit	(120)	(21)	(186)
Surrender of company-owned life insurance policies	—	3,756	—
Valuation allowance	44	69	58
Other	7	627	(672)
Actual income tax expense	$8,856	$26,807	$31,149

Deferred tax assets, net in the accompanying consolidated balance sheets at December 31, 2024 and 2023 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2024	2023 (Restated)
Assets:
Allowance for credit losses on loans	$29,191	$43,016
Deferred compensation	2,050	2,108
Loans	877	1,069
Tax credits	8,796	580
Unrealized loss on securities	28,547	26,022
Unrealized loss on derivatives	504	2,280
Net operating losses	7,290	8,090
Operating lease liabilities	2,654	2,521
Other, net	6,644	2,826
Deferred tax assets	86,553	88,512
Valuation allowance	(287)	(244)
Deferred tax assets, net of valuation allowance	86,266	88,268
Liabilities:
Premises and equipment	1,177	786
Mortgage servicing rights	3,524	3,870
Fair value adjustment on trust preferred debentures	3,593	3,853
Deferred loan costs, net of fees	1,457	2,410
Intangible assets	2,783	3,577
Leased equipment	15,981	23,824
Operating lease right-of-use assets	2,318	2,072
Other, net	7,414	5,142
Deferred tax liabilities	38,247	45,534
Deferred tax assets, net	$48,019	$42,734
At December 31, 2024 and 2023, the accumulation of the prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
The Company had $29.7 million of federal net operating loss carryforwards expiring 2025 through 2035, $13.3 million of Illinois post-apportioned net operating loss carryforwards expiring 2029 and 2030, $29.7 million of Missouri pre-apportioned net operating loss carryforwards expiring 2025 through 2035, and $5.2 million of other state net operating loss carryforwards expiring 2029 through 2044, at December 31, 2024. The utilization of the federal and Missouri net operating losses are subject to the limitations of Internal Revenue Code Section 382. The utilization of the Illinois net operating loss is limited to $100,000 per year for years 2021 through 2023 and $500,000 in 2024, and years under which net operating losses are suspended do not count toward the number of carryforward years.
The Company has state tax credit carryforwards of $0.9 million with a five year carryforward period, expiring between 2025 and 2029. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.
The deferred tax asset associated with the unrealized losses on securities is mainly a result of changes in interest rates, and the unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
We had no unrecognized tax benefits as of December 31, 2024 and 2023, and did not recognize any increase of unrecognized benefits during 2024 relative to any tax positions taken during the year.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2024 and 2023.
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2024, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to capital loss carry forwards. An addition was made to the $244,000 valuation allowance from December 31, 2023 in the amount of $43,000, resulting in a valuation allowance of $287,000 at December 31, 2024 for the estimated capital losses that will not be able to be utilized in the future. For the Company's remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.
The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2021 through 2023 and by state taxing authorities are 2020 through 2023.
NOTE 15 – RETIREMENT PLANS
Profit Sharing Plan
We sponsor the Midland States Bank 401(k) Profit Sharing Plan, which provides retirement benefits to substantially all of our employees. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the participant withdraws the funds. The Company matches 50% of participant contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.9 million, $1.8 million and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2024, 2023 and 2022.
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
The following table summarizes the activity in the asset and liability balances of the executive officer nonqualified deferred compensation arrangement for the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Beginning balance, trust asset	$3,580	$3,294	$3,714
Contributions	268	255	446
Gain (loss) on trust assets	529	427	(474)
Distributions	(504)	(396)	(392)
Ending balance, trust asset	$3,873	$3,580	$3,294

Beginning balance, deferred compensation liability	$3,580	$3,294	$3,714
Employee deferrals	268	255	446
Expense (benefit) on deferred compensation liability	529	427	(474)
Distributions	(504)	(396)	(392)
Ending balance, deferred compensation liability	$3,873	$3,580	$3,294
Certain directors also participate in a nonqualified deferred compensation arrangement. The deferred compensation liability is reflected in other liabilities with the associated expense recognized in other noninterest expense.

The following table summarizes the activity in the liability balance of the director nonqualified deferred compensation arrangement for the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Beginning balance, deferred compensation liability	$6,053	$6,137	$5,372
Deferred compensation	484	396	532
Expense on deferred compensation liability	345	323	296
Distributions	(324)	(803)	(63)
Ending balance, deferred compensation liability	$6,558	$6,053	$6,137
Defined Benefit Pension Plan
The Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions, a non-contributory defined benefit pension plan for certain former employees of Heartland Bank who met prescribed eligibility requirements. Benefits under the plan were frozen July 1, 2004.
Effective October 1, 2021, the Bank withdrew from the multiple-employer plan by transferring assets and liabilities to a qualified successor plan under actuarial assumptions and methodology determined appropriate by Pentegra. Assets of $16.6 million were transferred to the successor plan on November 30, 2021. Transferred liability excludes the previously allocated orphan liability. On June 30, 2023, we terminated the plan and notified the IRS, seeking a final determination letter. The final determination letter was received in January 2025 and we expect to begin distributing assets to plan participants in early 2025.

The following table details the components of the net periodic benefit cost for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Service cost	$—	$—
Interest cost	625	635
Expected return on plan assets	(464)	(511)
Amortization of transition obligation	—	—
Net periodic benefit cost	$161	$124
Assumptions used to determine net periodic benefit cost:

	2024	2023
Discount rate	4.85%	5.05%
Expected long-term return on plan assets	4.85%	4.75%
Rate of compensation increase	N/A	N/A
Previously, costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits were expensed as incurred.
The following table provides a comparison of obligations to plan assets:

(dollars in thousands)	December 31, 2024	December 31, 2023
Projected benefit obligation	$12,482	$13,353
Accumulated benefit obligation	12,482	13,353
Fair value of plan assets	11,791	12,768
The minimum required contribution for 2024 is expected to be zero.

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
Total compensation cost that has been charged against income under the plans was $3.0 million, $2.5 million and $2.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Restricted Stock
Restricted stock awards require certain service requirements and have a vesting period of four years. Compensation expense is recognized on a straight-line basis over the vesting period of the award based on the fair value of the stock at the date of grant.
A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

	Number outstanding	Weighted average grant due fair value
Nonvested, beginning of year	341,014	$24.25
Granted	208,657	26.10
Vested	(116,374)	23.51
Forfeited	(34,717)	24.80
Nonvested, end of year	398,580	$25.39
As of December 31, 2024, there was $9.3 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 3.04 years.
The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was $3.0 million, $2.1 million and $2.4 million, respectively.
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
The Company did not grant stock options in the years ended December 31, 2024 and 2023. The fair value of options granted during the year ended December 31, 2022 was determined using the following weighted-average assumptions as of the grant date.

2022
Dividend yield	4.24%
Expected volatility	23.81%
Risk free interest rate	4.23%
Expected life	6.25 years

The weighted average fair value of stock options granted during the year ended December 31, 2022 was $4.92.
The summary of our stock option activity for the year ended December 31, 2024 is as follows:

	2024
	Shares	Weighted average exercise price	Weighted average remaining contractual life
Option outstanding, beginning of year	342,956	$26.49
Options granted	—	N/A
Options exercised	(60,961)	21.51
Options forfeited	(2,602)	28.43
Options expired	(4,532)	28.59
Options outstanding, end of year	274,861	27.54	5.7 years
Options exercisable	182,190	27.08	4.6 years
Options vested and expected to vest	274,861	27.54	5.7 years
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 was $0.1 million. As of December 31, 2024, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options granted under our 2019 Incentive Plan. This cost is expected to be recognized over a period of 1.8 years.
The following table includes information related to stock option exercises for the years ended December 31, 2024, 2023, and 2022.

(dollars in thousands)	2024	2023	2022
Cash received from options exercised	$692	$783	$2,061
Intrinsic value from options exercised	195	230	943
Tax benefit from options exercised	41	48	198
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

NOTE 18 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the years ended 2024, 2023, and 2022:

	Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023 (Restated)	2022 (Restated)
Net income	$38,044	$61,155	$100,237
Preferred dividends declared	(8,913)	(8,913)	(3,169)
Net income available to common shareholders	29,131	52,242	97,068
Common shareholder dividends	(26,622)	(26,234)	(25,628)
Unvested restricted stock award dividends	(450)	(339)	(295)
Undistributed earnings to unvested restricted stock awards	(33)	(311)	(823)
Undistributed earnings to common shareholders	$2,026	$25,358	$70,322
Basic
Distributed earnings to common shareholders	$26,622	$26,234	$25,628
Undistributed earnings to common shareholders	2,026	25,358	70,322
Total common shareholders earnings, basic	$28,648	$51,592	$95,950
Diluted
Distributed earnings to common shareholders	$26,622	$26,234	$25,628
Undistributed earnings to common shareholders	2,026	25,358	70,322
Total common shareholders earnings	28,648	51,592	95,950
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	2
Total common shareholders earnings, diluted	$28,648	$51,592	$95,952
Weighted average common shares outstanding, basic	21,731,689	22,115,869	22,341,498
Dilutive effect of options	6,269	8,533	54,200
Weighted average common shares outstanding, diluted	21,737,958	22,124,402	22,395,698
Basic earnings per common share	$1.32	$2.33	$4.29
Diluted earnings per common share	1.32	2.33	4.28

Antidilutive stock options(1)	274,861	302,020	265,831
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

At December 31, 2024, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of "well-capitalized" based on the most recent regulatory notification. There have been no conditions or events since that notification that management believes have changed the Bank's category.
At December 31, 2024 and 2023, the Company’s and the Bank’s actual and required capital ratios were as follows:

	Actual		Fully Phased-In Regulatory Guidelines Minimum		Required to be Well Capitalized Under Prompt Corrective Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
December 31, 2024
Total risk-based capital ratio
Midland States Bancorp, Inc.	$833,709	13.07%	$669,998	10.50%	N/A	N/A
Midland States Bank	792,327	12.43	669,052	10.50	$637,192	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	685,934	10.75	542,379	8.50	N/A	N/A
Midland States Bank	712,263	11.18	541,614	8.50	509,754	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	510,435	8.00	446,665	7.00	N/A	N/A
Midland States Bank	712,263	11.18	446,035	7.00	414,175	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	685,934	9.03	255,237	4.00	N/A	N/A
Midland States Bank	712,263	9.38	254,877	4.00	318,596	5.00

December 31, 2023 (restated)
Total risk-based capital ratio
Midland States Bancorp, Inc.	$866,878	12.37%	$735,539	10.50%	N/A	N/A
Midland States Bank	809,596	11.57	734,781	10.50	$699,791	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	685,767	9.79	595,437	8.50	N/A	N/A
Midland States Bank	722,122	10.32	594,823	8.50	559,833	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	510,269	7.28	490,360	7.00	N/A	N/A
Midland States Bank	722,122	10.32	489,854	7.00	454,864	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	685,767	8.73	280,206	4.00	N/A	N/A
Midland States Bank	722,122	9.20	279,917	4.00	349,896	5.00
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
Residential loans held for sale. The fair value of residential loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).
Credit enhancement asset. The fair value of the credit enhancement asset is calculated using the Income Approach Valuation Method (Level 3).
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
Consumer loans held for sale. The fair value of consumer loans held for sale was derived from a purchase agreement with a third party (Level 3).

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
Appraisals for both collateral-dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.
Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at December 31, 2024 and December 31, 2023, are summarized below:

	December 31, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$20,141	$—	$20,141	$—
Mortgage-backed securities - agency	847,056	—	847,056	—
Mortgage-backed securities - non-agency	101,012	—	101,012	—
State and municipal securities	69,061	—	69,061	—
Corporate securities	79,881	—	79,881	—
Other securities	90,423	—	90,423	—
Equity securities	4,792	4,792	—	—
Residential loans held for sale	8,228	—	8,228	—
Derivative assets	3,837	—	3,837	—
Total	$1,224,431	$4,792	$1,219,639	$—
Liabilities
Derivative liabilities	$5,655	$—	$5,655	$—
Total	$5,655	$—	$5,655	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$120,222	$—	$—	$120,222
Consumer loans held for sale	336,719	—	—	336,719
Other real estate owned	4,941	—	—	4,941
Credit enhancement asset	16,804	—	—	16,804

	December 31, 2023 (Restated)
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$1,097	$1,097	$—	$—
U.S. government sponsored entities and U.S. agency securities	72,572	—	72,572	—
Mortgage-backed securities - agency	574,500	—	574,500	—
Mortgage-backed securities - non-agency	83,529	—	83,529	—
State and municipal securities	57,460	—	57,460	—
Corporate securities	99,172	—	99,172	—
Other securities	27,565	—	27,565	—
Equity securities	4,501	4,501	—	—
Residential loans held for sale	3,811	—	3,811	—
Derivative assets	372	—	372	—
Total	$924,579	$5,598	$918,981	$—
Liabilities
Derivative liabilities	$8,836	$—	$8,836	$—
Total	$8,836	$—	$8,836	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$4,633	$—	$—	$4,633
Other real estate owned	9,112	—	—	9,112
Credit enhancement asset	15,389	—	—	15,389
    The following table presents losses recognized on assets measured on a nonrecurring basis for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Commercial mortgage servicing rights	$—	$—	$1,263
Loan servicing rights held for sale	—	—	3,250
Nonperforming loans	21,317	19,421	8,892
Other real estate owned	4,866	—	4,276
Total losses on assets measured on a nonrecurring basis	$26,183	$19,421	$17,681

    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at December 31, 2024 and December 31, 2023:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
December 31, 2024
Nonperforming loans	$120,222	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 34.15% (0.67%)
Other real estate loans	4,941	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 43.54% (10.68%)
Consumer loans held for sale(2)	336,719	Discounted cash flow	Discount rate	8.98%
Credit enhancement asset	16,804	Income approach	Discount rate	10.61%

December 31, 2023 (restated)
Nonperforming loans	$4,633	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	24.38% - 100.00% (27.46%)
Other real estate loans	9,112	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status
Credit enhancement asset	15,389	Income approach	Discount rate	(0.34)% - 10.31% (1.80%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was one pool of loans at December 31, 2024 with write-downs during 2024, so no range or weighted average is reported.
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$8,228	$282	$7,946	$3,811	$203	$3,608
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Residential loans held for sale	$47	$163	$(425)

    The carrying values and estimated fair value of certain financial instruments not carried at fair value at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$114,055	$114,055	$114,055	$—	$—
Federal funds sold	711	711	711	—	—
Loans	5,167,574	4,979,885	—	—	4,979,885
Accrued interest receivable	25,329	25,329	—	25,329	—

Liabilities
Deposits	$6,197,243	$6,183,807	$—	$6,183,807	$—
Short-term borrowings	87,499	87,499	75,000	12,499	—
FHLB and other borrowings	258,000	253,520	—	253,520	—
Subordinated debt	77,749	69,827	—	69,827	—
Trust preferred debentures	51,205	49,056	—	49,056	—

	December 31, 2023 (Restated)
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$134,212	$134,212	$134,212	$—	$—
Federal funds sold	849	849	849	—	—
Loans	6,103,592	6,129,244	—	—	6,129,244
Accrued interest receivable	34,133	34,133	—	34,133	—

Liabilities
Deposits	$6,309,529	$6,294,979	$—	$6,294,979	$—
Short-term borrowings	34,865	34,865	25,000	9,865	—
FHLB and other borrowings	476,000	475,240	—	475,240	—
Subordinated debt	93,546	90,253	—	90,253	—
Trust preferred debentures	50,616	51,626	—	51,626	—
The methods utilized to measure fair value of financial instruments at December 31, 2024 and December 31, 2023 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of December 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$754,202	$855,489
Financial guarantees – standby letters of credit	22,298	22,745
NOTE 22 – SEGMENT INFORMATION
The Company's reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily distinguished between Banking, Wealth Management and Corporate. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision maker analyzes the financial performance of the Company's segments, allocates resources and assesses compensation of certain employees by evaluating revenue streams, significant expenses and budget to actual results. The performance of the Banking segment is assessed by monitoring the margin between interest income and interest expense related to loans, investments, deposits and other borrowings. Pretax profit and loss is used to assess the performance of the Wealth Management segment. Interest expense, provisions for credit losses and payroll provide the significant expenses in the Banking segment, while payroll provides the significant expenses in the Wealth Management segment.
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
The Corporate segment includes the holding company financing and investment activities, administrative expenses, as well as the elimination of intercompany transactions. The Corporate segment also included our captive insurance business unit for the year ended December 31, 2023. This business was dissolved as of December 31, 2023.
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

Selected business segment financial information for the years ended December 31, 2024, 2023 and 2022 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Year Ended December 31, 2024
Interest income	$426,113	$—	$15	$426,128
Interest expense	180,643	51	9,088	189,782
Net interest income (expense)	245,470	(51)	(9,073)	236,346
Provision for credit losses	120,332	—	—	120,332
Wealth management revenue	—	28,697	—	28,697
Credit enhancement income	60,998	—	—	60,998
Other noninterest income	49,123	—	(77)	49,046
Total noninterest income	110,121	28,697	(77)	138,741
Salaries and employee benefits	79,011	14,628	—	93,639
Depreciation expense	4,950	43	—	4,993
Amortization of intangible assets	2,900	1,108	—	4,008
Other noninterest expense(1)	101,855	6,111	(2,751)	105,215
Total noninterest expense	188,716	21,890	(2,751)	207,855
Income (loss) before income taxes (benefit)	46,543	6,756	(6,399)	46,900
Income taxes (benefit)	10,037	3,257	(4,438)	8,856
Net income (loss)	$36,506	$3,499	$(1,961)	$38,044
Total assets	$7,486,121	$32,303	$(11,615)	$7,506,809

Year Ended December 31, 2023 (restated)
Interest income	$416,997	$—	$103	$417,100
Interest expense	159,316	12	8,951	168,279
Net interest income (expense)	257,681	(12)	(8,848)	248,821
Provision for credit losses	82,560	—	—	82,560
Wealth management revenue	—	25,572	—	25,572
Credit enhancement income	48,194	—	—	48,194
Other noninterest income	40,830	—	188	41,018
Total noninterest income	89,024	25,572	188	114,784
Salaries and employee benefits	79,584	13,854	—	93,438
Depreciation expense	4,722	56	—	4,778
Amortization of intangible assets	3,564	1,194	—	4,758
Other noninterest expense(1)	86,798	5,143	(1,832)	90,109
Total noninterest expense	174,668	20,247	(1,832)	193,083
Income (loss) before income taxes (benefit)	89,477	5,313	(6,828)	87,962
Income taxes (benefit)	27,348	2,309	(2,850)	26,807
Net income (loss)	$62,129	$3,004	$(3,978)	$61,155
Total assets	$7,768,201	$31,437	$(9,592)	$7,790,046

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Year Ended December 31, 2022 (restated)
Interest income	$312,701	$—	$14	$312,715
Interest expense	45,515	—	10,505	56,020
Net interest income (expense)	267,186	—	(10,491)	256,695
Provision for credit losses	76,764	—	—	76,764
Wealth management revenue	—	25,708	—	25,708
Credit enhancement income	69,976	—	—	69,976
Other noninterest income	54,179	—	4	54,183
Total noninterest income	124,155	25,708	4	149,867
Salaries and employee benefits	77,822	12,483	—	90,305
Depreciation expense	4,784	58	—	4,842
Amortization of intangible assets	4,121	1,289	—	5,410
Other noninterest expense(1)	93,703	4,189	(37)	97,855
Total noninterest expense	180,430	18,019	(37)	198,412
Income (loss) before income taxes (benefit)	134,147	7,689	(10,450)	131,386
Income taxes (benefit)	35,391	2,136	(6,378)	31,149
Net income (loss)	$98,756	$5,553	$(4,072)	$100,237
Total assets	$7,779,531	$29,332	$(15,797)	$7,793,066
(1)Other noninterest expense for Banking includes occupancy and equipment, data processing, FDIC insurance, professional services, marketing, communications, loan expense and other miscellaneous expenses. Other noninterest expense for Wealth Management includes occupancy and equipment, data processing, professional services, marketing, communications and other miscellaneous expenses. Other noninterest expense for Corporate includes data processing, professional services, marketing and other miscellaneous expenses.

NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
(dollars in thousands)	2024	2023 (Restated)	2022 (Restated)
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$25,004	$22,208	$21,704
Investment advisory and brokerage fees	1,971	1,726	2,068
Other	1,722	1,638	1,936
Service charges on deposit accounts:
Nonsufficient fund fees	7,849	7,325	6,404
Other	5,305	4,665	3,833
Interchange revenues	13,955	14,302	13,879
Other income:
Merchant services revenue	1,391	1,592	1,590
Other	938	1,726	2,282
Noninterest income - out-of-scope of Topic 606	80,606	59,602	96,171
Total noninterest income	$138,741	$114,784	$149,867
    Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue, credit enhancement income, and gain on sales of investment securities, net, are also not in scope of Topic 606. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned, and certain other noninterest income streams. The noninterest income streams considered in-scope by Topic 606 are discussed below.
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
NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION
The condensed financial statements of Midland States Bancorp, Inc. are presented below:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2024	2023 (Restated)
Assets:
Cash	$5,166	$7,763
Investment in subsidiaries	800,487	816,041
Note receivable due from bank subsidiary	24,500	30,000
Other assets	10,828	8,010
Total assets	$840,981	$861,814
Liabilities:
Subordinated debt	$77,749	$93,546
Trust preferred debentures	51,205	50,616
Other liabilities	1,180	2,539
Total liabilities	130,134	146,701
Shareholders’ equity	710,847	715,113
Total liabilities and shareholders’ equity	$840,981	$861,814

Condensed Statements of Income
(dollars in thousands)

	Years Ended December 31,
	2024	2023 (Restated)	2022 (Restated)
Income
Dividends from subsidiaries	$54,000	$54,000	$14,765
(Loss) earnings of consolidated subsidiaries, net of dividends	(10,347)	13,981	91,233
Interest income on note due from bank subsidiary	1,512	1,578	10
Other (loss) income	(11)	323	4
Total income	45,154	69,882	106,012
Interest expense	10,651	10,555	10,534
Other expense	897	1,044	1,625
Total expense	11,548	11,599	12,159
Income before income tax benefit	33,606	58,283	93,853
Income tax benefit	4,438	2,872	6,384
Net income	$38,044	$61,155	$100,237

Condensed Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2024	2023 (Restated)	2022 (Restated)
Cash flows from operating activities:
Net income	$38,044	$61,155	$100,237
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	10,347	(13,981)	(91,233)
Share-based compensation expense	3,031	2,489	2,211
Change in other assets	(2,468)	462	(373)
Change in other liabilities	(804)	(198)	1,639
Net cash provided by operating activities	48,150	49,927	12,481
Cash flows from investing activities:
Capital injection to bank subsidiary	—	—	(50,000)
Change in note receivable due from bank subsidiary	5,150	10,000	(40,000)
Net cash received in dissolution of subsidiary	—	2,674	—
Net cash provided by (used in) investing activities	5,150	12,674	(90,000)
Cash flows from financing activities:
Payments on other borrowings	—	—	(171)
Payments made on subordinated debt	(15,763)	(5,845)	(40,000)
Common stock repurchased	(5,475)	(17,898)	(1,109)
Cash dividends paid on common stock	(27,072)	(26,573)	(25,923)
Cash dividends paid on preferred stock	(8,913)	(8,913)	(3,169)
Proceeds from issuance of preferred stock	—	—	110,548
Proceeds from issuance of common stock under employee benefit plans	1,326	1,670	2,188
Net cash (used in) provided by financing activities	(55,897)	(57,559)	42,364
Net (decrease) increase in cash	(2,597)	5,042	(35,155)
Cash:
Beginning of period	7,763	2,721	37,876
End of period	$5,166	$7,763	$2,721
    The Bank has $24.5 million of borrowings from the parent as part of its strategy to manage FDIC insurance premiums. The note has a rolling 13 month maturity, and the interest rate is a variable rate equal to the one year treasury rate.
NOTE 25 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
The Company has restated herein the impacted line items to the Consolidated Balance Sheet as of December 31, 2023 and the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022. In addition, the Company has restated the impacted line items to its unaudited quarterly Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows as of and for the three months ended March 31, 2024 and 2023, for the three and six months ended June 30, 2024 and 2023, and for the three and nine months ended September 30, 2024 and 2023.
Description of Misstatements
The errors relate to the Company’s accounting for loans originated pursuant to third-party loan origination programs. As part of these programs, the third-party providers offered various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. Historically, the Company accounted for all borrower payments and credit enhancement payments under these programs on a single unit, or net basis, with all such payments presented as interest income representing the Company’s effective yield on the portfolios. The Company has determined that these payments should instead be accounted for on a separate unit of account, or gross basis, with loan yields and interest income recorded at the gross borrower loan rate, credit losses and associated provisions for credit losses recorded on a gross basis over the life of the loans, and with all credit enhancement payments recorded separately as a credit enhancement derivative.
Description of Restated Tables
The following tables present the amounts previously reported and a reconciliation of the restated amounts reported on the restated Consolidated Balance Sheets, the restated Consolidated Statements of Income and the restated Consolidated Statements of Cash Flows for the periods presented.
Restated Audited Financial Statements

Restated Consolidated Balance Sheet

	December 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Loans	$6,131,079	$(27,487)	$6,103,592
Allowance for credit losses on loans	(68,502)	(90,817)	(159,319)
Total loans, net	6,062,577	(118,304)	5,944,273
Accrued interest receivable	24,934	9,199	34,133
Credit enhancement asset	—	15,389	15,389
Other assets	182,992	16,894	199,886
Total assets	$7,866,868	$(76,822)	$7,790,046

Accrued interest payable and other liabilities	$110,459	$(82)	$110,377
Total liabilities	7,075,015	(82)	7,074,933

Retained earnings	322,379	(76,740)	245,639
Total shareholders' equity	791,853	(76,740)	715,113

Total liabilities and shareholders' equity	$7,866,868	$(76,822)	$7,790,046

Restated Consolidated Statements of Income

	Years Ended December 31,
	2023			2022
(dollars in thousands. except per share data)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest income:
Loans including fees:
Taxable	$365,529	$12,804	$378,333	$274,617	$10,960	$285,577
Total interest income	404,296	12,804	417,100	301,755	10,960	312,715
Net interest income	236,017	12,804	248,821	245,735	10,960	256,695
Provision for credit losses:
Provision for credit losses on loans	21,132	61,428	82,560	18,797	56,638	75,435
Total provision for credit losses	21,132	61,428	82,560	20,126	56,638	76,764
Net interest income after provision for credit losses	214,885	(48,624)	166,261	225,609	(45,678)	179,931
Noninterest income:
Credit enhancement income	—	48,194	48,194	—	69,976	69,976
Total noninterest income	66,590	48,194	114,784	79,891	69,976	149,867
Noninterest expense:
Loan servicing fees	—	19,181	19,181	—	22,750	22,750
Total noninterest expense	173,902	19,181	193,083	175,662	22,750	198,412
Income before income taxes	107,573	(19,611)	87,962	129,838	1,548	131,386
Income tax expense	32,113	(5,306)	26,807	30,813	336	31,149
Net income	75,460	(14,305)	61,155	99,025	1,212	100,237
Net income available to common shareholders	$66,547	$(14,305)	$52,242	$95,856	$1,212	$97,068

Restated Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2023			2022
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$75,460	$(14,305)	$61,155	$99,025	$1,212	$100,237
Other comprehensive income (loss)	7,044	—	7,044	(89,034)	—	(89,034)
Total comprehensive income	$82,504	$(14,305)	$68,199	$9,991	$1,212	$11,203

Restated Consolidated Statements of Shareholders' Equity

	Retained earnings			Total shareholders' equity
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Balances, December 31, 2021	$212,472	$(63,647)	$148,825	$663,837	$(63,647)	$600,190
Net income	99,025	1,212	100,237	99,025	1,212	100,237
Balances, December 31, 2022	282,405	(62,435)	219,970	758,574	(62,435)	696,139
Net income	75,460	(14,305)	61,155	75,460	(14,305)	61,155
Balances, December 31, 2023	$322,379	$(76,740)	$245,639	$791,853	$(76,740)	$715,113

Restated Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023			2022
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$75,460	$(14,305)	$61,155	$99,025	$1,212	$100,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	21,132	61,428	82,560	20,126	56,638	76,764
Proceeds from sales of loans held for sale	98,851	(40,899)	57,952	269,958	—	269,958
Net change in operating assets and liabilities:
Accrued interest receivable	(4,621)	261	(4,360)	(807)	(641)	(1,448)
Credit enhancement asset	—	(2,376)	(2,376)	—	(18,792)	(18,792)
Other assets	(18,731)	(5,307)	(24,038)	876	337	1,213
Accrued expenses and other liabilities	27,661	(82)	27,579	(13,579)	—	(13,579)
Net cash provided by operating activities	154,638	(1,280)	153,358	247,065	38,754	285,819
Cash flows from investing activities:
Net decrease (increase) in loans	112,496	(39,619)	72,877	(1,177,598)	(38,754)	(1,216,352)
Proceeds from loans held for sale previously classified as portfolio loans	—	40,899	40,899	—	—	—
Net cash (used in) provided by investing activities	$(76,080)	$1,280	$(74,800)	$(1,098,887)	$(38,754)	$(1,137,641)
Restated Unaudited Quarterly Financial Statements

Restated Consolidated Balance Sheets (unaudited)

	September 30, 2024			June 30, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Loans	$5,748,819	$(20,582)	$5,728,237	$5,851,994	$(22,937)	$5,829,057
Allowance for credit losses on loans	(85,804)	(65,263)	(151,067)	(92,183)	(63,260)	(155,443)
Total loans, net	5,663,015	(85,845)	5,577,170	5,759,811	(86,197)	5,673,614
Accrued interest receivable	27,099	7,938	35,037	25,756	8,359	34,115
Credit enhancement asset	—	20,633	20,633	—	18,202	18,202
Other assets	177,663	9,980	187,643	199,487	10,436	209,923
Total assets	$7,751,483	$(47,294)	$7,704,189	$7,757,274	$(49,200)	$7,708,074

Accrued interest payable and other liabilities	$103,737	$(256)	$103,481	$103,694	$(207)	$103,487
Total liabilities	6,933,224	$(256)	6,932,968	6,971,502	(207)	6,971,295

Retained earnings	334,522	(47,038)	287,484	325,022	(48,993)	276,029
Total shareholders' equity	818,259	(47,038)	771,221	785,772	(48,993)	736,779

Total liabilities and shareholders' equity	$7,751,483	$(47,294)	$7,704,189	$7,757,274	$(49,200)	$7,708,074

Restated Consolidated Balance Sheets (unaudited) (continued)

	March 31, 2024			September 30, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Loans	$5,958,462	$(25,304)	$5,933,158	$6,280,883	$(27,448)	$6,253,435
Allowance for credit losses on loans	(78,057)	(82,787)	(160,844)	(66,669)	(91,146)	(157,815)
Total loans, net	5,880,405	(108,091)	5,772,314	6,214,214	(118,594)	6,095,620
Credit enhancement asset	—	16,369	16,369	—	15,111	15,111
Other assets	182,201	14,850	197,051	222,966	17,593	240,559
Total assets	$7,831,809	$(68,101)	$7,763,708	$7,969,285	$(76,176)	$7,893,109

Accrued interest payable and other liabilities	$102,966	$(139)	$102,827	$106,743	$(39)	$106,704
Total liabilities	7,040,803	(139)	7,040,664	7,211,675	(39)	7,211,636

Retained earnings	327,264	(67,962)	259,302	310,461	(76,137)	234,324
Total shareholders' equity	791,006	(67,962)	723,044	757,610	(76,137)	681,473

Total liabilities and shareholders' equity	$7,831,809	$(68,101)	$7,763,708	$7,969,285	$(76,176)	$7,893,109

	June 30, 2023			March 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Loans	$6,367,344	$(27,922)	$6,339,422	$6,354,271	$(27,347)	$6,326,924
Allowance for credit losses on loans	(64,950)	(86,465)	(151,415)	(62,067)	(78,797)	(140,864)
Total loans, net	6,302,394	(114,387)	6,188,007	6,292,204	(106,144)	6,186,060
Credit enhancement asset	—	14,720	14,720	—	13,959	13,959
Other assets	175,821	16,404	192,225	160,272	14,195	174,467
Total assets	$8,034,721	$(73,425)	$7,961,296	$7,930,174	$(68,385)	$7,861,789

Retained earnings	$307,888	$(73,425)	$234,463	$295,200	$(68,385)	$226,815
Total shareholders' equity	776,821	$(73,425)	703,396	775,643	(68,385)	707,258

Total liabilities and shareholders' equity	$8,034,721	$(73,425)	$7,961,296	$7,930,174	$(68,385)	$7,861,789

Restated Consolidated Statements of Income (unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest income:
Loans including fees:
Taxable	$88,860	$4,160	$93,020	$266,107	$11,854	$277,961
Total interest income	104,834	4,160	108,994	309,804	11,854	321,658
Net interest income	54,950	4,160	59,110	165,922	11,854	177,776
Provision for credit losses:
Provision for credit losses on loans	5,000	12,925	17,925	36,000	10,349	46,349
Total provision for credit losses	5,000	12,925	17,925	35,800	10,349	46,149
Net interest income after provision for credit losses	49,950	(8,765)	41,185	130,122	1,505	131,627
Noninterest income:
Credit enhancement income	—	14,206	14,206	—	45,188	45,188
Total noninterest income	19,339	14,206	33,545	58,182	45,188	103,370
Noninterest expense:
Loan servicing fees	—	3,031	3,031	—	10,077	10,077
Total noninterest expense	46,733	3,031	49,764	139,079	10,077	149,156
Income before income taxes	22,556	2,410	24,966	49,225	36,616	85,841
Income tax expense	4,080	455	4,535	10,114	6,914	17,028
Net income	18,476	1,955	20,431	39,111	29,702	68,813
Net income available to common shareholders	$16,247	$1,955	$18,202	$32,426	$29,702	$62,128

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest income:
Loans including fees:
Taxable	$88,252	$3,843	$92,095	$177,247	$7,694	$184,941
Total interest income	103,295	3,843	107,138	204,970	7,694	212,664
Net interest income	55,052	3,843	58,895	110,972	7,694	118,666
Provision for credit losses:
Provision for credit losses on loans	17,000	(8,518)	8,482	31,000	(2,576)	28,424
Total provision for credit losses	16,800	(8,518)	8,282	30,800	(2,576)	28,224
Net interest income after provision for credit losses	38,252	12,361	50,613	80,172	10,270	90,442
Noninterest income:
Credit enhancement income	—	14,328	14,328	—	30,982	30,982
Total noninterest income	17,656	14,328	31,984	38,843	30,982	69,825
Noninterest expense:
Loan servicing fees	—	3,305	3,305	—	7,046	7,046
Total noninterest expense	47,479	3,305	50,784	92,346	7,046	99,392
Income before income taxes	8,429	23,384	31,813	26,669	34,206	60,875
Income tax expense	1,679	4,415	6,094	6,034	6,459	12,493
Net income	6,750	18,969	25,719	20,635	27,747	48,382
Net income available to common shareholders	$4,522	$18,969	$23,491	$16,179	$27,747	$43,926

Restated Consolidated Statement of Income (unaudited) (continued)

	Three Months Ended
	March 31, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Interest income:
Loans including fees:
Taxable	$88,995	$3,851	$92,846
Total interest income	101,675	3,851	105,526
Net interest income	55,920	3,851	59,771
Provision for credit losses:
Provision for credit losses on loans	14,000	5,942	19,942
Total provision for credit losses	14,000	5,942	19,942
Net interest income after provision for credit losses	41,920	(2,091)	39,829
Noninterest income:
Credit enhancement income	—	16,654	16,654
Total noninterest income	21,187	16,654	37,841
Noninterest expense:
Loan servicing fees	—	3,741	3,741
Total noninterest expense	44,867	3,741	48,608
Income before income taxes	18,240	10,822	29,062
Income tax expense	4,355	2,044	6,399
Net income	13,885	8,778	22,663
Net income available to common shareholders	$11,657	$8,778	$20,435

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest income:
Loans including fees:
Taxable	$93,488	$3,029	$96,517	$272,297	$9,188	$281,485
Total interest income	103,585	3,029	106,614	299,615	9,188	308,803
Net interest income	58,596	3,029	61,625	177,940	9,188	187,128
Provision for credit losses:
Provision for credit losses on loans	5,168	17,194	22,362	14,182	52,278	66,460
Total provision for credit losses	5,168	17,194	22,362	14,182	52,278	66,460
Net interest income after provision for credit losses	53,428	(14,165)	39,263	163,758	(43,090)	120,668
Noninterest income:
Credit enhancement income	—	14,918	14,918	—	38,380	38,380
Total noninterest income	11,545	14,918	26,463	46,077	38,380	84,457
Noninterest expense:
Loan servicing fees	—	4,654	4,654	—	14,998	14,998
Total noninterest expense	42,038	4,654	46,692	129,414	14,998	144,412
Income before income taxes	22,935	(3,901)	19,034	80,421	(19,708)	60,713
Income tax expense	11,533	(1,189)	10,344	25,672	(6,006)	19,666
Net income	11,402	(2,712)	8,690	54,749	(13,702)	41,047
Net income available to common shareholders	$9,173	$(2,712)	$6,461	$48,064	$(13,702)	$34,362

Restated Consolidated Statements of Income (unaudited) (continued)

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest income:
Loans including fees:
Taxable	$91,350	$3,614	$94,964	$178,809	$6,159	$184,968
Total interest income	100,491	3,614	104,105	196,030	6,159	202,189
Net interest income	58,840	3,614	62,454	119,344	6,159	125,503
Provision for credit losses:
Provision for credit losses on loans	5,879	15,937	21,816	9,014	35,084	44,098
Total provision for credit losses	5,879	15,937	21,816	9,014	35,084	44,098
Net interest income after provision for credit losses	52,961	(12,323)	40,638	110,330	(28,925)	81,405
Noninterest income:
Credit enhancement income	—	10,082	10,082	—	23,462	23,462
Total noninterest income	18,753	10,082	28,835	34,532	23,462	57,994
Noninterest expense:
Loan servicing fees	—	5,008	5,008	—	10,344	10,344
Total noninterest expense	42,894	5,008	47,902	87,376	10,344	97,720
Income before income taxes	28,820	(7,249)	21,571	57,486	(15,807)	41,679
Income tax expense	7,245	(2,209)	5,036	14,139	(4,817)	9,322
Net income	21,575	(5,040)	16,535	43,347	(10,990)	32,357
Net income available to common shareholders	$19,347	$(5,040)	$14,307	$38,891	$(10,990)	$27,901

	Three Months Ended
	March 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Interest income:
Loans including fees:
Taxable	$87,459	$2,545	$90,004
Total interest income	95,539	2,545	98,084
Net interest income	60,504	2,545	63,049
Provision for credit losses:
Provision for credit losses on loans	3,135	19,147	22,282
Total provision for credit losses	3,135	19,147	22,282
Net interest income after provision for credit losses	57,369	(16,602)	40,767
Noninterest income:
Credit enhancement income	—	13,380	13,380
Total noninterest income	15,779	13,380	29,159
Noninterest expense:
Loan servicing fees	—	5,336	5,336
Total noninterest expense	44,482	5,336	49,818
Income before income taxes	28,666	(8,558)	20,108
Income tax expense	6,894	(2,608)	4,286
Net income	21,772	(5,950)	15,822
Net income available to common shareholders	$19,544	$(5,950)	$13,594

Restated Consolidated Statement of Comprehensive Income (unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	18,476	1,955	20,431	39,111	29,702	68,813
Other comprehensive income	21,941	—	21,941	16,113	—	16,113
Total comprehensive income	40,417	1,955	42,372	55,224	29,702	84,926

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	6,750	18,969	25,719	20,635	27,747	48,382
Other comprehensive loss	(1,162)	—	(1,162)	(5,828)	—	(5,828)
Total comprehensive income	5,588	18,969	24,557	14,807	27,747	42,554

	Three Months Ended
	March 31, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Net income	13,885	8,778	22,663
Other comprehensive loss	(4,666)	—	(4,666)
Total comprehensive income	9,219	8,778	17,997

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	11,402	(2,712)	8,690	54,749	(13,702)	41,047
Other comprehensive loss	(16,462)	—	(16,462)	(17,384)	—	(17,384)
Total comprehensive (loss) income	(5,060)	(2,712)	(7,772)	37,365	(13,702)	23,663

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	21,575	(5,040)	16,535	43,347	(10,990)	32,357
Other comprehensive loss	(6,922)	—	(6,922)	(922)	—	(922)
Total comprehensive income	14,653	(5,040)	9,613	42,425	(10,990)	31,435

	Three Months Ended
	March 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated
Net income	21,772	(5,950)	15,822
Other comprehensive income	6,000	—	6,000
Total comprehensive income	27,772	(5,950)	21,822

Restated Consolidated Statements of Shareholders' Equity (unaudited)

	Retained earnings			Total shareholders' equity
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

For the three months ended September 30, 2024
Balances, June 30, 2024	$325,022	$(48,993)	$276,029	$785,772	$(48,993)	$736,779
Net income	18,476	1,955	20,431	18,476	1,955	20,431
Balances, September 30, 2024	$334,522	$(47,038)	$287,484	$818,259	$(47,038)	$771,221
For the nine months ended September 30, 2024
Balances, December 31, 2023	$322,379	$(76,740)	$245,639	$791,853	$(76,740)	$715,113
Net income	39,111	29,702	68,813	39,111	29,702	68,813
Balances, September 30, 2024	$334,522	$(47,038)	$287,484	$818,259	$(47,038)	$771,221

For the three months ended June 30, 2024
Balances, March 31, 2024	$327,264	$(67,962)	$259,302	$791,006	$(67,962)	$723,044
Net income	6,750	18,969	25,719	6,750	18,969	25,719
Balances, June 30, 2024	$325,022	$(48,993)	$276,029	$785,772	$(48,993)	$736,779
For the six months ended June 30, 2024
Balances, December 31, 2023	$322,379	$(76,740)	$245,639	$791,853	$(76,740)	$715,113
Net income	20,635	27,747	48,382	20,635	27,747	48,382
Balances, June 30, 2024	$325,022	$(48,993)	$276,029	$785,772	$(48,993)	$736,779

For the three months ended March 31, 2024
Balances, December 31, 2023	$322,379	$(76,740)	$245,639	$791,853	$(76,740)	$715,113
Net income	13,885	8,778	22,663	13,885	8,778	22,663
Balances, March 31, 2024	$327,264	$(67,962)	$259,302	$791,006	$(67,962)	$723,044

For the three months ended September 30, 2023
Balances, June 30, 2023	$307,888	$(73,425)	$234,463	$776,821	$(73,425)	$703,396
Net income	11,402	(2,712)	8,690	11,402	(2,712)	8,690
Balances, September 30, 2023	$310,461	$(76,137)	$234,324	$757,610	$(76,137)	$681,473
For the nine months ended September 30, 2023
Balances, December 31, 2022	$282,405	$(62,435)	$219,970	$758,574	$(62,435)	$696,139
Net income	54,749	(13,702)	41,047	54,749	(13,702)	41,047
Balances, September 30, 2023	$310,461	$(76,137)	$234,324	$757,610	$(76,137)	$681,473

For the three months ended June 30, 2023
Balances, March 31, 2023	$295,200	$(68,385)	$226,815	$775,643	$(68,385)	$707,258
Net income	21,575	(5,040)	16,535	21,575	(5,040)	16,535
Balances, June 30, 2023	$307,888	$(73,425)	$234,463	$776,821	$(73,425)	$703,396
For the six months ended June 30, 2023
Balances, December 31, 2022	$282,405	$(62,435)	$219,970	$758,574	$(62,435)	$696,139
Net income	43,347	(10,990)	32,357	43,347	(10,990)	32,357
Balances, June 30, 2023	$307,888	$(73,425)	$234,463	$776,821	$(73,425)	$703,396

For the three months ended March 31, 2023
Balances, December 31, 2022	282,405	(62,435)	219,970	758,574	(62,435)	696,139
Net income	21,772	(5,950)	15,822	21,772	(5,950)	15,822
Balances, March 31, 2023	295,200	(68,385)	226,815	775,643	(68,385)	707,258

Restated Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended			Six Months Ended
	September 30, 2024			June 30, 2024
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$39,111	$29,702	$68,813	$20,635	$27,747	$48,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,800	10,349	46,149	30,800	(2,576)	28,224
Net change in operating assets and liabilities:
Accrued interest receivable	(2,165)	1,261	(904)	(822)	840	18
Credit enhancement asset	—	(5,244)	(5,244)	—	(2,813)	(2,813)
Other assets	5,203	6,914	12,117	(16,278)	6,458	(9,820)
Accrued expenses and other liabilities	(13,501)	(174)	(13,675)	(4,676)	(125)	(4,801)
Net cash provided by operating activities	78,214	42,808	121,022	44,983	29,531	74,514
Cash flows from investing activities:
Net decrease in loans	348,351	(42,808)	305,543	257,249	(29,531)	227,718
Net cash provided by (used in) investing activities	$75,020	$(42,808)	$32,212	$63,892	$(29,531)	$34,361

	Three Months Ended			Nine Months Ended
	March 31, 2024			September 30, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$13,885	$8,778	$22,663	$54,749	$(13,702)	$41,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,000	5,942	19,942	14,182	52,278	66,460
Net change in operating assets and liabilities:
Accrued interest receivable	(997)	428	(569)	(3,970)	(254)	(4,224)
Credit enhancement asset	—	(980)	(980)	—	(2,098)	(2,098)
Other assets	1,034	2,044	3,078	(58,408)	(6,005)	(64,413)
Accrued expenses and other liabilities	(5,100)	(57)	(5,157)	30,874	(40)	30,834
Net cash provided by operating activities	26,917	16,155	43,072	67,283	30,179	97,462
Cash flows from investing activities:
Net decrease (increase) in loans	163,694	(16,155)	147,539	(6,195)	(30,179)	(36,374)
Net cash provided by (used in) investing activities	$43,069	$(16,155)	$26,914	$(143,849)	$(30,179)	$(174,028)

	Six Months Ended			Three Months Ended
	June 30, 2023			March 31, 2023
(dollars in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$43,347	$(10,990)	$32,357	$21,772	$(5,950)	$15,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,014	35,084	44,098	3,135	19,147	22,282
Net change in operating assets and liabilities:
Accrued interest receivable	(687)	(378)	(1,065)	(221)	(145)	(366)
Credit enhancement asset	—	(1,707)	(1,707)	—	(946)	(946)
Other assets	(11,380)	(4,817)	(16,197)	4,423	(2,608)	1,815
Accrued expenses and other liabilities	9,995	—	9,995	(14,949)	—	(14,949)
Net cash provided by operating activities	60,803	17,192	77,995	16,008	9,498	25,506
Cash flows from investing activities:
Net increase in loans	(76,502)	(17,192)	(93,694)	(49,923)	(9,498)	(59,421)
Net cash used in investing activities	$(185,892)	$(17,192)	$(203,084)	$(98,412)	$(9,498)	$(107,910)

NOTE 26 – SUBSEQUENT EVENTS
During the first quarter of 2025, Management determined that a triggering event had occurred at its Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company expects to recognize goodwill impairment expense between $135.0 million and $154.0 million in the first quarter of 2025. Impairment will not impact our regulatory capital ratios, tangible common equity ratio nor our liquidity position.
The Company continues to take steps in 2025 to resolve nonperforming assets and improve its overall credit profile. These steps include foreclosures, short sales, pursuit of guarantors and sales of notes. The Company has continued to monitor credit actions and subsequent losses in order to determining the appropriate time period for recognition. Notable credit actions and subsequent losses are presented in the table below, in thousands.

				Losses taken by period
Asset	Type of property	Action taken	Balance December 31, 2024	2024	First quarter 2025	Second quarter 2025	Total Losses taken		Reduction in nonperforming assets
OREO	Assisted living	Property sold May 2025	$5,434	$(1,472)	$—	$—	$(1,472)	$(1,472)	$(5,434)
Loans	Multi-Family	Collateral sold May 2025	3,722	(337)	(1,113)	—	(1,450)		(3,722)
Loans	Memory care	Note sale June 2025	7,737	—	—	(3,675)	(3,675)		(7,737)
Loans	Assisted living	Charge off May 2025	7,798	(7,798)	—	—	(7,798)		(7,798)
Loans	Multi-Family	Note sale agreement June 2025 Expected close third quarter 2025	27,354	(2,354)	—	—	(2,354)		(2,354)
Loans	C&I Operating	Charge off May 2025	11,292	—	—	(5,847)	(5,847)		(5,847)
Total			$63,337	$(11,961)	$(1,113)	$(9,522)	$(22,596)		$(32,892)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A – CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. At December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, both the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the identification of the material weaknesses described below. In addition, due to certain material weaknesses described below and the resulting restatement of our financial statements as of and for the years ended December 31, 2023 and 2022, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023.
In addition, the Company has restated the impacted line items to its unaudited quarterly Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows as of and for the quarters ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023.
Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
An effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time. There are inherent limitations in any internal control over financial reporting, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of circumvention or overriding of controls.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), was not effective as of December 31, 2024 , due to certain material weaknesses described below. In addition, due to the material weaknesses described below and the resulting restatement of our financial statements as of and for the years ended December 31, 2023 and 2022, management has concluded that our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), was also ineffective as of December 31, 2023 and 2022.
A material weakness exists when there is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of our audited financial statements as of and for the year ended December 31, 2024, management identified the following material weaknesses, individually or in the aggregate:
•The Company did not design and maintain controls to assess the risk of material misstatement with contracts related to non-routine transactions.
•The Company did not design and maintain an effective internal control activities for evaluating the accounting and financial reporting related to third-party credit enhancement contracts.
•The Company did not design and maintain effective internal controls over loan data, including the activities performed by certain third-party service organizations that perform core lending functions. The loan data control deficiencies affect the allowance for credit losses, loan balances, accrued interest, interest income, servicing fees, and the fair value of the credit enhancement derivative.

As a result, certain amounts included in interest income, non-interest income and non-interest expense, and the related balance sheet accounts were not recognized in accordance with U.S. generally accepted accounting principles, which required a restatement of the financial statements for the years ended December 31, 2023 and 2022 and the interim quarterly periods in 2024 and 2023.
Remediation Plan. Since identifying the material weaknesses described herein, management, under the oversight of the Audit Committee has committed to remediate these deficiencies. The remediation efforts include implementing controls to:
•The Company will implement a more formal risk assessment process and revise our monitoring programs relating to financial accounting and reporting for non-routine transactions, providing for additional documentation of internal controls.
•The Company will enhance internal control training, including focus on risk assessment, design, monitoring, and documentation with regards to non-routine transactions.
•The Company will evaluate and enhance its control implementation policies and procedures that requires review for identification of non-standard terms, embedded derivatives, guarantees, or variable features before contract execution, and the use of a GAAP assessment checklist and documented technical memorandum for every non-routine contract.
•The Company engaged a third-party accounting advisor to address technical accounting transactions, assist in the evaluation of contracts related to non-routine transactions, and other related accounting analysis.
•The Company will implement formal accounting policies that define required analyses for guarantees or variable-rate features, including derivative identification and balance sheet and income statement presentation.
•The Company will implement a formal internal control process over the review of loan data provided by certain third-party service organizations that perform core lending functions to include enhancing controls over data interfaces, reconciliations, and review procedures for loan data, mapping loan data flows, assigning control ownership, and implementing exception reporting.
While we expect that the implementation of these controls will address the material weaknesses, management continues to evaluate the effectiveness of the remedial actions on an ongoing basis.
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and their report is included in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
During the first quarter of 2025, Management determined that a triggering event had occurred at its Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company expects to recognize goodwill impairment expense between $135.0 million and $154.0 million in the first quarter of 2025. This non-cash impairment expense will not impact our regulatory capital ratios, tangible common equity ratio nor our liquidity position, and will not result in future cash expenditures. During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company’s directors are divided into three classes having staggered terms of three years. Set forth below is information concerning the directors:

Directors
	Name	Age	Position with the Company	Director Since
Class I	Jennifer L. DiMotta	51	Director	2018
Term expires 2026	Jeffrey G. Ludwig	54	President, Chief Executive Officer and Director	2019
	Richard T. Ramos	62	Director	2012
	Jeffrey C. Smith	64	Chairman of the Board	2005

Class II	Gerald J. Carlson	66	Director	2024
Term expires 2027	Travis J. Franklin	48	Director	2024
	Robert F. Schultz	61	Director	2002

Class III	R. Dean Bingham	61	Director	2020
Term expires 2025	Jerry L. McDaniel	60	Director	2012
	Jeffrey M. McDonnell	62	Director	2015

Each of our directors will hold office until the annual meeting of shareholders in the year indicated, or until their earlier resignation or removal. There are no arrangements or understandings with any of the directors pursuant to which they have been selected directors.

The business experience of each director, as well as their qualifications to serve on the board, is set forth below. Unless otherwise noted, directors have been employed in their principal occupation with the same organization for at least the last five years. Other than as described below, no director or executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers.

Jeffrey C. Smith. Mr. Smith serves as the Chairman of the Company, a position he has held since 2020. He is a Principal and Managing Partner of Walters Golf Management, a golf club management company headquartered in St. Louis, Missouri, which manages a number of properties and offers turnkey management, construction management, acquisition, consulting, agronomics and remodeling/redecorating services. The company also has a revenue management business assisting facilities to improve annual green fee income through innovative software systems and methodologies. He has been with Walters Golf Management Group since 1996 and also serves on two not-for-profit philanthropic boards, The Greater St. Louis Golf Charities, and the Metropolitan Golf Foundation. Mr. Smith received his B.S. in Education from the University of Missouri. Our board considered Mr. Smith’s business experience, his management experience as the managing partner of a business and his knowledge of the business community in our St. Louis market area in determining that he should be a member of our board.

Jeffrey G. Ludwig. Mr. Ludwig serves as President and Chief Executive Officer of the Company, positions he has held since March 2018 and January 2019, respectively, and as Chief Executive Officer of the Bank since March 2018. Prior to those appointments, Mr. Ludwig served as Executive Vice President of the Company and the Bank since 2010, and also as Chief Financial Officer of the Company and the Bank from November 2006, when he joined the Company and the Bank, through November 2016 and from October 2017 until March 2018. Mr. Ludwig also previously served as President of the Bank from November 2016 until he was promoted to Chief Executive Officer of the Bank in March 2018. He serves on the Company’s Executive Committee. Prior to joining the Company, Mr. Ludwig held the positions of Associate Director, Corporate Reporting, for Zimmer Holdings, Inc., an NYSE-listed company in Warsaw, Indiana, from 2005 to 2006; Director of Corporate Accounting for Novellus Systems, Inc., a Nasdaq-listed company in San Jose, California, from 2002 to 2005; and various positions, including Senior Manager—Audit & Advisory Services, for KPMG LLP in its banking practice in St. Louis, Missouri, from 1993 to 2000 and in its technology practice in Mountain View, California, from 2000 to 2002. In addition to his positions at the Company, Mr. Ludwig serves as a member of the Federal Advisory Council of the Board of Governors of the Federal Reserve System. Mr. Ludwig received his B.S. in Accounting from Eastern Illinois University. Our board considered

Mr. Ludwig’s positions as President and Chief Executive Officer of the Company, his experience in executive officer roles within the Bank, and his long-standing relationships within the business community in determining that he should be a member of our board.

R. Dean Bingham. Mr. Bingham has served on the board of directors of the Bank since 2018 and joined the board of directors of the Company in 2020. Since 1994, Mr. Bingham has served as President, and then Chief Executive Officer of Agracel, Inc., an industrial developer of facilities for manufacturing and high-tech entities in small to midsized communities. Throughout his career, Mr. Bingham has been directly involved with the development of over 25 million square feet of industrial projects on long term leases, focused primarily in tertiary markets with an emphasis on manufacturing. Mr. Bingham received his B.S. in Industrial Engineering from the University of Illinois. Our board considered Mr. Bingham’s business experience, his management experience as the President of a business and his knowledge of the business community in determining that he should be a member of our board.

Gerald J. Carlson. Mr. Carlson joined the Company’s board of directors in February 2024 and serves as Chair of our Audit Committee. He previously served as Managing Partner of KPMG for the firm’s Washington, D.C. metropolitan and Chesapeake regions, a position he held from 2013 until his retirement in 2019. Prior to that, Mr. Carlson served as Managing Partner of KPMG’s St. Louis office, which position he held since 2008. Throughout his career, Mr. Carlson served as an audit partner and advisor to private and publicly held clients, including a number of Fortune 500 companies. As a Managing Partner of KPMG, Mr. Carlson was responsible for leading a culture of ethics and integrity, developing marketplace strategies for growth, overseeing high-quality client service, attracting and retaining key resources and representing KPMG in the marketplace. Mr. Carlson has served on the boards of many organizations, including currently serving on the boards of two private equity backed companies, the Great Rivers Greenway Foundation, Connected DMV, and the Dean’s Advisory Board of the Robert S. Trulaske School of Business at the University of Missouri—Columbia. He previously served on the boards of the Greater Washington Board of Trade, the Regional Business Council, and Catholic Charities of the Archdiocese of St. Louis, among others. Mr. Carlson holds a B.A. in Accounting and a Master’s Degree in Accounting from University of Missouri—Columbia. Our board considered Mr. Carlson’s business and leadership experience as a managing partner of a professional services and audit firm, his experience with both public and private sectors, his knowledge of corporate governance and his accounting experience in determining that he should be a member of our board.

Jennifer L. DiMotta. Mrs. DiMotta serves as the Chief Digital Officer at Rush Recommerce, LLC. In addition, she is President of DiMotta International LLC (DI), an international consulting firm focusing on digital transformation, leadership training and building aggressive sales growth, a position she has held since 2020. Prior to DI, she served as Executive Vice President and Chief Marketing Digital Officer of MediaMarktSaturn, Europe’s largest consumer electronics retailer, from 2019 to 2020. Prior to joining MediaMarkt in 2019, she was President of DiMotta Consulting LLC, a strategic eCommerce and digital marketing consulting firm, which she founded in 2017. Prior to launching her consulting business, Mrs. DiMotta served as Vice President Digital and Omnichannel of Bluemercury Inc., a cosmetics retailer, beginning in 2015, as Vice President eCommerce of Sports Authority, Inc., a sporting goods retailer, beginning in 2013, and as Senior Director of eCommerce of Office Depot, beginning in 2012, where she was responsible for developing those companies’ eCommerce and digital marketing efforts. Mrs. DiMotta holds a B.A. in Criminal Justice from the University of Nebraska, and a Master’s Degree in Leadership from Bellevue University. Our board considered Mrs. DiMotta’s more than 20 years’ experience in leadership and management, business development, and information technology, including omnichannel strategies, in determining that she should be a member of our board.

Travis J. Franklin. Mr. Franklin is the Executive Vice President and Chief Financial Officer of Heartland Dental, LLC, a leading dental support organization that provides operational support to dental practices nationwide, a position he has held since 2016. Prior to joining Heartland Dental he served as Chief Investment Officer for a family office. Mr. Franklin holds a B.S. in Business Management and an M.B.A. from Eastern Illinois University. Our board considered Mr. Franklin’s business and leadership experience as a chief financial officer of a large private company and his accounting experience in determining that he should be a member of our board.

Jerry L. McDaniel. Mr. McDaniel, who serves as Chair of our Nominating and Corporate Governance Committee, is President of Superior Fuels, Inc., whose principal business was the wholesale supply of propane and petroleum products prior to the sale of these business lines and which now holds various real estate investments, a position he has held since 2007, and President of Dirtbuster Carwash LLC, which operates carwashes in Southern Illinois and Indiana. In addition to his ownership of these businesses, Mr. McDaniel is a principal in other businesses, including real estate development. Mr. McDaniel is a licensed pilot and previously served on the board of the Southeastern Illinois Community Foundation from 2013 to 2020. Prior to joining our board, Mr. McDaniel served as a director of another local community bank. Our board considered Mr. McDaniel’s experience in starting and running several local businesses, his broad investment experience and his prior service as a director of a community bank in determining that he should be a member of our board.

Jeffrey M. McDonnell. Mr. McDonnell is Chief Executive Officer of J&J Management Services, Inc., a private management company, a position he has held since 2012, and prior to that as President and Chief Compliance Officer since 1997. He also serves on the board of The Center for Emerging Technologies, a non-profit technology incubator. Prior to Midland’s acquisition of Heartland Bank in December 2014, Mr. McDonnell was a director of Heartland Bank and its parent company, Love Savings Holding Company. Mr. McDonnell holds a B.A. in Economics from Princeton University, an M.B.A. from the University of Michigan and a certification as a Chartered Financial Analyst. Our board considered Mr. McDonnell’s service on the boards of Love Savings Holding Company and Heartland Bank and his other business experience in determining that he should be a member of our board.

Richard T. Ramos. Mr. Ramos, who serves as Chair of our Compensation Committee, is Senior Vice President, Chief Financial Officer of Maritz Development, operating unit of Maritz Holdings, Inc., headquartered in St. Louis, Missouri. Prior to this position, Mr. Ramos was the Executive Vice President of Maritz Holdings, Inc. Maritz specializes in the design and development of incentive, reward and loyalty programs focused on improving workforce quality and customer satisfaction. He has been with Maritz since 2000. Prior to joining Maritz, Mr. Ramos served as Chief Financial Officer for Purcell Tire and Rubber Company, practiced corporate law at the firm of Blumenfeld, Kaplan and Sandweiss in St. Louis, and was a senior manager at KPMG LLP. He received his B.S. in Business Administration from the University of Missouri in St. Louis and his J.D. from St. Louis University School of Law. Mr. Ramos is a Certified Public Accountant (inactive) and a member of the Missouri Bar. Our board considered Mr. Ramos’s experience as a chief financial officer and board member and his accounting acumen in determining that he should be a member of our board.

Mr. Ramos also serves as a member of the Audit Committee of our Board of Directors, and our Board of Directors has determined that he qualifies as an “audit committee financial expert” under applicable SEC rules.

Robert F. Schultz. Mr. Schultz serves as Managing Partner of the J.M. Schultz Investment, L.L.C., a private family office. He has been with this organization since 1989. Since 1996, he also has served as Chairman of the Board of Directors of AKRA Builders Inc., a multi-state construction, design-build and project management firm headquartered in Teutopolis, Illinois. Prior to joining the Company’s board of directors, he served on the board of directors of Prime Banc Corp. and First National Bank of Dieterich. He also serves as a founding board member of national, state and regional non-profit organizations focused on social services and student education. Mr. Schultz received his B.S. in Finance from the University of Illinois and a J.D. from the University of Notre Dame Law School. Our board considered Mr. Schultz’s business and investment experience, his experience as a director of other community banks, and his knowledge of the business community in our central Illinois market area in determining that he should be a member of our board.

The business experience for each of our executive officers not discussed above is as follows:

Jeffrey S. Mefford. Mr. Mefford, age 60, serves as Executive Vice President of the Company and President of the Bank, positions he has held since March 2018. He has been with the Bank since 2003, and prior to his appointment as Executive Vice President of the Company and President of the Bank, he served as the Bank’s Executive Vice President—Banking since October 2010. Prior to serving as Executive Vice President—Banking, Mr. Mefford served as the Bank’s Illinois Region Market President, responsible for the banking offices in our central Illinois market. Prior to joining the Bank, Mr. Mefford held the position of President and Chief Executive Officer of Farmers State Bank of Camp Point in Camp Point, Illinois, from 2000 to 2003. Mr. Mefford received his B.S. in Business Administration from Illinois College and his M.B.A. from William Woods University.

Eric T. Lemke. Mr. Lemke, age 56, CPA (inactive), serves as Chief Financial Officer of the Company and the Bank, having been promoted to those positions in November 2019. Prior to his appointment as Chief Financial Officer, Mr. Lemke, who has been with the Company since 2018, served as Director of Assurance and Audit. Immediately prior to joining the Company, he was the Chief Financial Officer of Metropolitan Capital Bancorp, Inc. and Metropolitan Capital Bank & Trust, its banking subsidiary, since July 2017. Prior to that he was a partner in the Financial Services Practice of RSM US LLP, having first joined RSM in 1993. Mr. Lemke holds a B.S. in Accounting from Olivet Nazarene University in Bourbonnais, Illinois, and is a member of the American Institute of Certified Public Accountants.

Daniel E. Casey. Mr. Casey, age 53, serves as the Bank’s Senior Vice President and Chief Risk Officer, a position he has held since May 2023. Prior to joining the Bank, Mr. Casey was the Managing Director, Global Head of Credit Portfolio Management (Integrated Supply and Trading) at BP plc from 2009 to 2023. He also held positions at ABN AMRO Bank N.V./ LaSalle Bank, N.A., as Managing Director, Portfolio Strategist and Global Head of Markets (Group Treasury) from 2004 to 2009, and Bank One, N.A. as Director, Credit Portfolio Group from 2002 to 2004. Mr. Casey received his B.S. in Finance from Eastern Illinois University and his M.B.A. from St. Xavier University, Graham School of Management.

Audit Committee

Our Audit Committee currently consists of Gerald J. Carlson (Chair), Jerry L. McDaniel, Jeffrey M. McDonnell and Richard T. Ramos. Our board of directors has evaluated the independence of the members of our Audit Committee and has affirmatively determined that: (i) each of the members of our Audit Committee meets the definition of “independent director” under Nasdaq Stock Market rules; (ii) each of the members satisfies the additional independence standards under Nasdaq Stock Market rules and applicable SEC rules for audit committee service; and (iii) each of the members has the ability to read and understand fundamental financial statements.

Delinquent Section 16(a) Reports

We are not aware of any failure to comply with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by any of our directors, executive officers or 10% shareholders during the fiscal year ended December 31, 2024, except for the late filing by Mr. Carlson of a Form 4 with respect to one transaction.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics in place that applies to all of our directors and employees. The code sets forth the standard of ethics that we expect all of our directors and employees to follow. Our code of business conduct and ethics is available on our website at www.midlandsb.com under “Investors—Corporate Governance—Governance Highlights.” In accordance with SEC rules, we intend to disclose on the “Investors” section of our website any amendments to the code, or any waivers of its requirements, that apply to our executive officers to the extent such disclosure is required.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the Nasdaq Stock Market.
ITEM 11 – EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2024.

Name	Position
Jeffrey G. Ludwig	President and Chief Executive Officer
Jeffrey S. Mefford	Executive Vice President and President of the Bank
Eric T. Lemke	Chief Financial Officer
Douglas J. Tucker(1)	Senior Vice President and Corporate Counsel
Daniel E. Casey	Chief Risk Officer of the Bank
(1)On January 3, 2025, Douglas J. Tucker retired from his position as Senior Vice President and Corporate Counsel of the Company.

Executive Summary

2024 Compensation Highlights

We compensate our NEOs with a combination of base salary, annual cash incentive bonuses, long-term equity incentive awards, and other benefits, including perquisites. Our executive compensation program is designed to attract, retain and motivate qualified and talented executives to achieve our short- and long-term business goals and create shareholder value.

Based on our performance and consistent with the design of our program, the Compensation Committee made the following executive compensation decisions for fiscal year 2024:

•Base Salaries. The Compensation Committee approved base salary increases for 2024 ranging between 2.2% and 13.3%. See “2024 Executive Compensation Program in Detail” within this CD&A section for more information.

•Annual Cash Incentive Bonuses. Based on the circumstances that drove our 2024 performance results, the Compensation Committee approved award payouts at 27% of target under the Company’s Corporate Bonus Plan. See “2024 Executive Compensation Program in Detail” within this CD&A section for more information.

•Long-Term Equity Incentive Awards. The Compensation Committee granted equity awards using 100% restricted stock, which are subject to four-year vesting schedules.

Compensation Best Practices

Our Compensation Committee considers it important to design our compensation program in accordance with best practices for public companies, while continuing to be able to recruit and retain superior executive talent.

What We Do	What We Do Not Do
Use performance-based incentives as a significant portion of our NEOs’ total compensation	Provide tax gross-ups, except for those available to all employees generally
Use peer group benchmarking to inform compensation decisions	Include walk-away severance payments or single-trigger cash payments upon a change in control
Condition short-term incentive-based compensation on key performance metrics (adjusted earnings per share, adjusted pre-tax pre-provision income and adjusted revenue)	Provide single-trigger vesting of equity awards in change of control transactions for awards granted during 2020 and thereafter under our 2019 Long-Term Incentive Plan
Condition annual long-term incentives on four-year equal tranche vesting	Re-price equity awards without prior shareholder approval
Have a clawback policy for incentive compensation that is compliant with SEC and NASDAQ rules	Allow hedging of Company stock
Have stock ownership guidelines for executives and directors	No liberal change in control definition in individual contracts or equity plans and no unspecified treatment of equity awards in the event of a change in control
Provide for severance payments only upon an involuntary termination of employment where the termination was without cause or for “good reason” (whether or not such termination is in connection with a change in control)	Offer any executive pension plans
Conduct an annual risk-based assessment of our compensation program	Have employment agreements that provide for guaranteed salary increases, cash incentive bonuses, or equity incentive compensation

Prior Year’s Say-on-Pay Vote

At the Company’s 2024 annual meeting of shareholders, the nonbinding, advisory proposal to approve the compensation of certain executive officers received the approval of approximately 97% of the shares having voting power and present at the meeting. The Company, the board of directors and the Compensation Committee pay careful attention to communications received from shareholders regarding executive compensation, including the nonbinding, advisory vote and believe that the vote reflects our shareholders’ support of our compensation philosophy and the manner in which we compensate our NEOs. The Compensation Committee generally considered the strong support for the advisory vote on executive compensation as part of its evaluation of the 2024 compensation program.

We will continue to review, evaluate and modify the structure and design of our program to meet its objectives, promote strategic growth, increase value for our shareholders, and maintain a competitive executive compensation package in relation to our peers.

What Guides Our Program

Compensation Philosophy and Objectives

We strive to be among the top performing community banks in the nation. While our operations are primarily located in Illinois and the St. Louis metropolitan area in Missouri, we measure our performance on both a local and national level. Our compensation philosophy reflects this vision and strategy.

We structure our executive compensation program to align our NEOs’ compensation with both our short-term and long-term business objectives and the creation of shareholder value. By doing so, our executive compensation program enables us to attract, retain, and motivate executive officers who contribute to our financial performance and success. In particular, we do the following:

•use short-term performance-based incentives, which are conditioned on the achievement of certain adjusted earnings per share, adjusted pre-tax pre-provision income and adjusted revenue targets and focus our executive team on sustaining top-level performance of the Company, as a meaningful portion of our NEOs’ total compensation;
•provide long-term equity incentive awards that focus our executive team on creating long-term value for our shareholders and incentivize long-term executive retention;
•ensure a sufficient base level of annual salary in both strong and weak economic markets to attract and retain national-level executive talent; and
•conduct, through our Risk Management Department, an annual risk-based assessment of our compensation program to help ensure our overall compensation program is designed to incentivize long-term shareholder growth without incentivizing short-term risk taking.

In evaluating our compensation packages, the Compensation Committee is mindful of the need to compete for national-level executive talent and attract talent to Effingham, Illinois, the location of our corporate headquarters. In this endeavor, one of our challenges has been persuading top-level talent to relocate to, often from major metropolitan areas, and remain in Effingham, which is a town of slightly more than 12,000 people situated approximately two hours from St. Louis, Missouri and Indianapolis, Indiana. As a result, our executive compensation program offers compensation packages that are competitive with those offered by our peers, regardless of locality.

While the Compensation Committee considers the pay practices of our peers as one of many factors in establishing our executive compensation programs, it does not set compensation at a specific percentile of our peers. As discussed in more detail below, the Compensation Committee has established a selective group of peers with the assistance of our independent compensation consultant.

Elements of Compensation

Our compensation philosophy is supported by the following principal elements of compensation:

Pay Element	How It’s Paid	Purpose
Base Salary	Cash (Fixed)	Provide competitive and consistent compensation relative to similar positions in the market and enable the Company to attract and retain critical executive talent.
Annual Incentives	Cash (Variable)	Reward executive officers for delivering on annual strategic objectives.
Long-Term Incentives	Equity (Variable)	Provide incentives for our NEOs to create shareholder value and retain our NEOs through long-term vesting.

Pay Mix

The charts below show the target annual total direct compensation of our CEO and our other NEOs for fiscal 2024. These charts illustrate that a meaningful portion of executive compensation is variable (58% for our CEO and an average of 50% for our other NEOs).

The Decision-Making Process

The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs. The Compensation Committee is comprised of independent, non-employee members of the Board. The Compensation Committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in its charter, which may be accessed at www.midlandsb.com under “Investors — Corporate Governance — Governance Highlights.”

Role of Executive Officers. None of our NEOs participates in or makes recommendations with respect to the determination of their own compensation. The Compensation Committee is responsible for all compensation decisions affecting our Chief Executive Officer. Additionally, the Compensation Committee sets the terms of the performance-based annual cash incentive bonuses and long-term equity incentive awards for all our NEOs and determines the actual payouts of such bonuses and awards. Our Chief Executive Officer recommends salary adjustments for the other NEOs, which the Compensation Committee reviews prior to adjustments becoming effective.

Use of Independent Consultants. The Compensation Committee has authority to retain, at the Company’s expense, outside counsel, experts, compensation consultants and other advisors, as needed. For 2024, the Compensation Committee retained Pearl Meyer & Partners, LLC as an independent compensation consultant to advise it on compensation matters. In 2024, Pearl Meyer’s specific services to the Compensation Committee included reviewing and updating, as appropriate, our compensation philosophy; reviewing potential risks associated with our compensation programs; analyzing our NEO and director compensation levels, including based on our peer group; and analyzing our equity utilization. Pearl Meyer also provided reports to the Compensation Committee on market compensation trends and developments.

In its engagement of Pearl Meyer, the Compensation Committee considered the independence of its compensation advisor under applicable SEC and Nasdaq listing rules and concluded there was no conflict of interest with respect to their engagement.

The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies.

Our peer group established in 2023 was the result of a comprehensive and in-depth assessment by the Compensation Committee, conducted with the support of Pearl Meyer. This evaluation carefully examined the appropriateness of the companies included, ensuring they accurately reflected the Bank’s size, scope, and market position. The assessment also incorporated a review of the broader marketplace to identify any necessary additions or removals, resulting in significant and appropriate changes to the peer group for 2023. We reviewed our peer group again in 2024 and retained our 2023 peer group for 2024 compensation decisions.

Our peer group companies for 2024 were as follows:

City Holding Company	First Merchants Corporation	Park National Corporation
Community Trust Bancorp, Inc.	German American Bancorp, Inc.	Peoples Bancorp Inc.
Enterprise Financial Services Corp	Horizon Bancorp, Inc.	QCR Holdings, Inc.
FB Financial Corporation	Independent Bank Corporation (MI)	S&T Bancorp, Inc.
First Bancorp	Lakeland Financial Corporation	Sandy Spring Bancorp, Inc.
First Busey Corporation	Northwest Bancshares, Inc.	Tompkins Financial Corporation
First Commonwealth Financial Corp	Origin Bancorp, Inc.

It is important to note that this peer group and other market data provided by Pearl Meyer is not the sole determinant in setting pay levels for our NEOs. The Compensation Committee also considers Company and individual performance and the nature of an individual’s role within the Company, as well as his or her experience and contributions to his or her current role when making its compensation-related decisions.

2024 Executive Compensation Program in Detail

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. The Compensation Committee reviews and approves the base salaries of our NEOs and sets the compensation of our Chief Executive Officer. In setting the base salary of each NEO, the Compensation Committee relies on market data provided annually by our independent compensation consultant and survey data from industry resources. Salary levels are typically considered annually as part of our executive compensation review process and upon a promotion or other change in job responsibility.

After the Compensation Committee’s annual NEO base salary review, it approved the following base salary increases for 2024, reflecting individual performance, market benchmarking, and the Company’s overall performance. While the base salary increases for most NEOs averaged approximately 3%, Messrs. Mefford and Lemke received more significant increases to improve their competitive pay positioning relative to the market. The table below states the base salaries for our NEOs in 2023 and 2024.

Name	2023 Base Salary	2024 Base Salary	Increase
Jeffrey G. Ludwig	$721,000	$749,800	4.0%
Jeffrey S. Mefford	463,500	525,000	13.3%
Douglas J. Tucker	391,400	400,000	2.2%
Eric T. Lemke	405,020	437,400	8.0%
Daniel E. Casey	325,000	334,800	3.0%

Annual Cash Incentive Bonus — Corporate Bonus Plan

The Compensation Committee believes that performance-based compensation can and should incentivize our NEOs to drive the Company’s growth, balanced with the assumption of reasonable risk. Accordingly, we account for several performance- and risk-based metrics in their annual cash incentive bonuses.

Annual cash incentive bonuses may be earned in accordance with the terms of the Company’s Corporate Bonus Plan (the “Bonus Plan”). Actual payouts depend on the achievement of pre-determined financial performance objectives and can range from 0% to a cap of 150% of target award amounts. Target annual award opportunities are expressed as a percentage of base salary and were established based on the NEO’s level of responsibility and their ability to impact the Company’s overall financial results. To emphasize corporate performance, 100% of the bonus opportunities available to our NEOs are conditioned on Company performance.

On a year-by-year basis, the Compensation Committee structures the Bonus Plan by selecting and weighting annual financial goals under which bonuses may be earned. In accordance with the weighting assigned by the Compensation Committee, our NEOs are eligible to earn a portion of their target cash incentive bonuses if the Company attains a sufficient level of performance for a particular metric. If we fail to attain more than 90% of the target performance goal for any performance metric, our NEOs earn no amount of their target bonuses subject to such metric. If we achieve greater than 90%

but less than 100% of the target performance goal for any performance metric, our NEOs earn between 50% and 100% of the amount of their target bonuses subject to such metric, with actual payouts determined based on a sliding scale. If we achieve above 100% of a performance goal, the NEOs will earn an increased percentage of the amount of their target bonuses. In addition, annual bonuses are subject to partial reduction or forfeiture if certain risk-based capital and asset quality metrics are not maintained, including specified levels for the Bank’s Tier 1 leverage ratio and the Company’s ratio of nonperforming assets to total assets. The NEOs may later earn restoration bonuses following a reduction or forfeiture if the Compensation Committee determines that the deficiencies in the risk-based metrics have been timely cured.

Annual cash incentive bonuses are based on the level of achievement of financial metrics selected by the Compensation Committee for the respective year. The annual cash incentive bonuses for our NEOs in 2024 were based upon the following Company performance metrics:

•Adjusted Earnings Per Share — 35% of the annual cash incentive bonus was based upon achieving a specified earnings per share goal for the year, as adjusted for certain items, including loss on sales of investment securities, net, and gain on repurchase of subordinated debt (“Adjusted EPS”).
•Adjusted Pre-Tax, Pre-Provision Income — 35% of the annual cash incentive bonus was based upon achieving a specified pre-tax, pre-provision income goal for the year, as adjusted for certain items, including loss on sales of investment securities, net, and gain on repurchase of subordinated debt (“Adjusted PTPP Income”).
•Adjusted Revenue — 30% of the annual cash incentive bonus was based upon achieving a specified revenue goal for the year, as adjusted for certain items, including loss on sales of investment securities, net, and gain on repurchase of subordinated debt (“Adjusted Revenue”).

The table below summarizes the components and results of the Bonus Plan for our NEOs for the 2024 fiscal year.

2024 Metric
(dollars in thousands, except per share data)	Metric Weight	Threshold Goal	Target Goal	Actual Result(1)	Percent Attained	Payout Percentage
Adjusted EPS	35%	$2.84	3.15	($1.05)	—%	—%
Adjusted PTPP Income	35%	$111,761	124,179	$106,306	85.61%	—%
Adjusted Revenue	30%	$275,815	306,461	$299,568	97.75%	90%
Total Payout						27%
(1)    The amounts reported in the Actual Result column were considered by the Compensation Committee in determining annual cash incentive bonuses in early 2025, which was prior to the identification of errors in the Company’s unaudited financial statements for the year ended December 31, 2024, but these amounts do not reflect the subsequent correction of such errors, as reflected in the Company’s audited consolidated financial statements for the year ended December 31, 2024. As required by the Company’s Clawback Policy, the Audit Committee will conduct a recovery analysis of incentive-based compensation received by the Company’s executive officers during the relevant recovery period, including the cash incentive bonuses in respect of the year ended December 31, 2024, based on the corrected actual results.
The Compensation Committee oversees performance throughout the fiscal year, evaluating progress against set objectives, and has the discretion to consider adjustments for exceptional items that may distort the assessment of normal operating performance, such as costs related to restructuring, acquisitions, legal matters, and pandemic-related impacts. These adjustments aim to maintain fairness to both participants and shareholders, while also fostering actions that promote the long-term health of the business and align with predetermined performance goals.

In light of challenging credit issues, the Company undertook strategic restructuring efforts in 2024. This included the one-time sales of certain non-core consumer loan portfolios as well as certain downgrades, charge-offs, and reserves in the Specialty Finance and Midland Equipment Finance portfolios. While these actions temporarily impacted earnings per share, PTPP income, and revenue, they are anticipated to reduce credit risk over the long term.

Based upon Company performance and the resulting metrics, the Compensation Committee approved bonus payouts at 27% of the target for the fiscal year. The table below summarizes the annual cash incentive bonus targets and actual payouts for each NEO for the 2024 fiscal year.

Name	2024 Target (% of Salary)	Actual Bonus (% of Salary)	Actual Bonus
Jeffrey G. Ludwig	65%	17.55%	$130,233
Jeffrey S. Mefford	60%	16.2%	82,223
Douglas J. Tucker	40%	10.8%	42,950
Eric T. Lemke	40%	10.8%	46,299
Daniel E. Casey	40%	8.1%	35,870

Long-Term Equity Incentive Awards

The Compensation Committee believes that equity awards serve to align each officer’s interests with those of our shareholders. The equity awards held by our NEOs and reflected in the compensation tables below all relate to awards made under our 2019 Long-Term Incentive Plan (the “2019 LTIP”) or its predecessor plans.

The Compensation Committee typically grants equity awards to each NEO at the time the individual is hired and, thereafter, on an annual basis as part of our overall executive compensation program. The Compensation Committee grants equity awards to encourage our NEOs to stay with, and maximize the performance of, the Company over the long term and to discourage excessive focus on short-term metrics at the expense of the long-term health of the organization.

For 2024, the Compensation Committee granted equity awards using 100% restricted stock as follows:

Name	Shares of Restricted Stock	Per Share Fair Value	Actual Grant Date Fair Value
Jeffrey G. Ludwig	20,110	$27.96	$562,276
Jeffrey S. Mefford	12,200	27.96	341,112
Douglas J. Tucker	7,150	27.96	199,914
Eric T. Lemke	7,820	27.96	218,647
Daniel E. Casey	5,390	27.96	150,704

Each grant of restricted stock awards vests annually in equal portions on the first four anniversaries of the grant date, assuming the executive’s employment has not previously terminated. Each grant also vests in full upon an involuntary termination in connection with a change in control of the Company or the NEO’s termination of employment due to death or disability. The grant date fair value of the restricted stock awards in 2024 was determined based on a share price of $27.96, the closing share price of the Company’s common stock as of the trading day immediately prior to the date of grant.

Other Practices, Policies & Guidelines

Stock Ownership Guidelines

The Board believes that executive officers and directors of the Company should own and hold MSBI common stock (“MSBI Stock”) to further align their interests with the long-term interests of Company shareholders and further promote the Company’s commitment to sound corporate governance. Effective January 1, 2024, the guidelines are as follows:

Title	Guideline
CEO	3x base salary
Other Section 16 Officers	2x base salary
Directors	5x cash retainer

Shares owned outright by the executive officer/director or his or her immediate family members residing in the same household; shares held in trust for the benefit of the executive officer/director or his or her immediate family members residing in the same household; vested and unvested restricted stock awards; and vested deferred stock units, restricted stock units or performance share units that may only be settled in shares all count toward meeting the guidelines.

Executives and directors are expected to reach the required ownership level within five years of their appointment or election to their respective roles. Unless an executive or director has satisfied his or her applicable guideline level, until the guideline level is satisfied, they are required to retain an amount equal to 25% of the shares of MSBI Stock (or net shares where applicable) received as the result of the exercise, vesting or payment of any MSBI equity awards. The Company will regularly review and report on compliance with these Guidelines, and adjustments to the Guideline levels may be made as necessary to reflect changes in executive/director compensation or Company performance. As of December 31, 2024, each of the NEOs was in compliance with the guidelines.

Clawback Policy

On November 6, 2023, our Board adopted a clawback policy in accordance with Securities and Exchange Commission rules and the listing standards of the Nasdaq Stock Market LLC (Nasdaq), a copy of which is filed as an exhibit to our Annual Report on Form 10-K. The policy requires that we recoup certain cash and equity incentive compensation paid to or deferred by certain executives in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws, and the compensation would not have been awarded under the restated financial information, subject to the other terms and limitations set forth in the policy.

As disclosed in this Annual Report on Form 10-K, the Company has restated its financial statements for certain periods, and has determined that it is required to conduct a recovery analysis of incentive-based compensation received by its executive officers during the relevant recovery period in accordance with the requirements of Rule 10D-1 under the Exchange Act. In accordance with the Company’s Clawback Policy, this analysis will be performed by the Audit Committee of the Company’s Board of Directors, which will determine whether there was any erroneously awarded incentive-based compensation requiring recovery.

Anti-Hedging Policy

Our insider trading policy prohibits our directors, executive officers and employees from entering into any hedging transaction with respect to any of the Company’s securities. See “Corporate Governance and the Board of Directors — Anti-Hedging Policy” for more details.

Practices Related to the Grant of Certain Equity Awards

The Company does not currently grant new awards of stock options, stock appreciation rights or similar option-like instruments (“Options”). Accordingly, the Company has no specific policy or practice on the timing of awards of Options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of Options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

Benefits and Other Perquisites

The NEOs are eligible to participate in the same benefit plans offered to all of our full-time employees, including plans providing health, dental, vision, disability and basic group life insurance coverage and various retirement benefits. These plans are described in the “Executive Compensation — Other Compensation Programs” section below.

Regulatory Impact on Compensation

As a publicly traded financial institution, the Company is subject to additional regulatory requirements, most notably, the Interagency Guidelines Establishing Standards for Safety and Soundness (the “Safety and Soundness Standards”). The Federal Deposit Insurance Corporation (the “FDIC”) has long held that excessive compensation is prohibited as an unsafe and unsound practice under the Safety and Soundness Standards. In describing a framework to determine whether compensation is excessive, the FDIC has indicated that financial institutions should consider whether aggregate cash amounts paid, or non-cash benefits provided, to employees are unreasonable or disproportionate to the services performed by an employee. The FDIC encourages financial institutions to review an employee’s compensation history and to consider internal pay equity, and, as appropriate, to consider benchmarking compensation to peer groups. Finally, the FDIC provides that, in order to give proper context, such an assessment must be made in light of the institution’s overall financial condition.

Additionally, the Compensation Committee must also take into account the joint agency Guidance on Sound Incentive Compensation Policies (the “Guidance”), which is intended to complement the Safety and Soundness Standards. The Guidance sets forth a framework for assessing and mitigating risk associated with incentive compensation plans, programs and arrangements maintained by financial institutions.

Other matters, such as accounting, tax and SEC requirements regarding risk assessment are also considered by the Compensation Committee as part of its compensation design and annual decisions.

Summary Compensation Table

The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2024, 2023 and 2022 by each of our NEOs. The compensation reported in the following table is not necessarily indicative of how we will compensate our NEOs in the future. We will continue to review, evaluate and modify our compensation program to maintain a competitive total compensation package. As such, the compensation program in the future could vary from our historical practices.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Jeffrey G. Ludwig	2024	$749,800	$562,276	$—	$130,233	$23,934	$1,466,243
President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank	2023	721,000	540,782	—	348,731	23,272	1,633,785
	2022	700,000	262,494	257,050	535,816	22,373	1,777,733

Jeffery S. Mefford	2024	525,000	341,112	—	82,223	22,252	970,587
Executive Vice President of the Company and President of the Bank	2023	463,500	401,248	—	206,939	21,540	1,093,227
	2022	450,000	146,244	143,211	318,147	20,687	1,078,289

Douglas J. Tucker	2024	400,000	199,914	—	42,950	10,500	653,364
Senior Vice President and Corporate Counsel	2023	391,400	195,764	—	116,499	9,900	713,563
	2022	380,000	95,013	93,026	181,430	9,150	758,619

Eric T. Lemke	2024	437,400	218,647	—	46,299	15,795	718,141
Chief Financial Officer of the Company and the Bank	2023	405,020	202,475	—	119,889	14,815	742,199
	2022	385,000	96,264	94,250	183,319	13,582	772,415

Daniel E. Casey(6)	2024	334,800	150,704	—	35,870	10,500	531,874
Senior Vice President and Chief Risk Officer of the Bank	2023	206,250	196,245	—	61,875	6,312	470,682
(1) The amounts set forth in the “Salary” column reflects base salary earned in each fiscal year.
(2) The amounts set forth in the “Stock Awards” column reflect the aggregate grant date fair value of stock awards for the years ended December 31, 2024, 2023 and 2022 in accordance with FASB ASC Topic 718. The assumptions used in calculating the stock award amounts are set forth in Note 14 to our consolidated financial statements filed with the SEC on our Annual Report on Form 10-K for the year ended December 31, 2024.
(3) The amounts set forth in the “Options Awards” column reflect aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718. The assumptions used in calculating the option award amounts are set forth in Note 14 to our consolidated financial statements filed with the SEC on our Annual Report on Form 10-K for the year ended December 31, 2024.
(4) The amounts set forth in the “Non-Equity Incentive Plan Compensation” column reflect annual cash incentive awards earned pursuant to the Bonus Plan, including, in Mr. Tucker’s case, amounts deferred under the Executive Deferred Compensation Plan in 2022.

(5) The amounts set forth in the “All Other Compensation” column for the 2024 fiscal year are summarized below.

Name	Year	Perquisites(i)	Company 401(k) Match(ii)	Total “All Other Compensation”
Jeffrey G. Ludwig	2024	$13,434	$10,500	$23,934
Jeffrey S. Mefford	2024	11,752	10,500	22,252
Douglas J. Tucker	2024	—	10,500	10,500
Eric T. Lemke	2024	5,295	10,500	15,795
Daniel E. Casey	2024	—	10,500	10,500
(i) The amounts set forth in the “Perquisites” column for Messrs. Ludwig and Mefford reflect club dues and the use of a Company-owned vehicle. Such amount for Mr. Lemke reflects club dues.
(ii) The amounts set forth in the “Company 401(k) Match” column reflect Company matching contributions under the 401(k) Plan.
(6) Mr. Casey was hired as Chief Risk Officer of the Bank on May 1, 2023.

Grants of Plan-Based Awards

The following table provides information on incentive compensation and equity grants awarded to our NEOs during 2024. All such grants were made under our 2019 LTIP, which is described in more detail below.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2)	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold	Target	Maximum
Jeffrey G. Ludwig	—	$243,685	$487,370	$731,055	—	$—
	11/07/24	—	—	—	20,110	562,276

Jeffrey S. Mefford	—	157,500	315,000	472,500	—	—
	11/07/24	—	—	—	12,200	341,112

Douglas J. Tucker	—	80,000	160,000	240,000	—	—
	11/07/24	—	—	—	7,150	199,914

Eric T. Lemke	—	87,840	174,960	262,440	—	—
	11/07/24	—	—	—	7,820	218,647

Daniel E. Casey	—	50,220	100,440	150,660	—	—
	11/07/24	—	—	—	5,390	150,704
(1) The amounts set forth in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns reflect the threshold, target, and maximum payouts for performance under the Bonus Plan, assuming that the respective level of performance is attained for all applicable metrics, and are determined based on base salary, as described in “Compensation Discussion and Analysis—Annual Incentive Bonus—Corporate Bonus Plan.” The amount earned by each NEO for 2024 performance is included in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”
(2) The amounts set forth in the “All Other Stock Awards: Number of Shares of Stock or Units” column reflect restricted stock awards that vest in 25% increments on the first, second, third and fourth anniversary of the date of grant. These restricted stock awards are accelerated and vest in full upon an involuntary termination or non-assumption of the awards in connection with a change in control of the Company or upon the participant’s death or disability.
(3) The amounts set forth in the “Grant Date Fair Value of Stock and Option Awards” column reflect the aggregate grant date fair value of restricted stock in accordance with FASB ASC Topic 718.

Outstanding Equity Awards

The following table provides information for each of our NEOs regarding outstanding stock options and unvested stock awards held by the officers as of December 31, 2024. Market values are presented as of the end of 2024 (based on the closing price of our common stock of $24.40 on December 31, 2024 (the last trading day of the year)) for outstanding stock awards, which include 2024 grants and prior-year grants.

Name		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested
	Grant Date	Exercisable	Unexercisable
Jeffrey G. Ludwig
	11/7/24	—	—	$—	—	20,110	$490,684
	11/6/23	—	—	—	—	17,527	427,659
	10/31/22	26,146	26,145	28.43	10/31/32	4,616	112,630
	11/1/21	—	—	—	—	3,622	88,377
	11/16/16	8,383	—	28.59	11/16/26	—	—
	11/3/15	16,800	—	23	11/03/25	—	—
		51,329	26,145			45,875	1,119,350
Jeffrey S. Mefford
	11/7/24	—	—	—	—	12,200	287,680
	11/6/23	—	—	—	—	9,765	238,266
	11/6/23	—	—	—	—	4,320	105,408
	10/31/22	14,567	14,566	28.43	10/31/32	2,572	62,757
	11/1/21	—	—	—	—	2,143	52,289
	11/16/16	5,341	—	28.59	11/16/26	—	—
	11/3/15	10,702	—	23	11/03/25	—	—
		30,610	14,566			31,000	756,400
Douglas J. Tucker
	11/7/24	—	—	—	—	7,150	174,460
	11/6/23	—	—	—	—	6,345	154,818
	10/31/22	9,462	9,462	28.43	10/31/32	1,671	40,772
	11/1/21	—	—	—	—	1,553	37,893
	11/16/16	5,405	—	28.59	11/16/26	—	—
		14,867	9,462			16,719	407,943
Eric T. Lemke
	11/7/24	—	—	—	—	7,820	190,808
	11/6/23	—	—	—	—	6,562	160,113
	10/31/22	9,587	9,586	28.43	10/31/32	1,693	41,309
	11/1/21	—	—	—	—	1,364	33,282
		9,587	9,586			17,439	425,512
Daniel E. Casey
	11/7/24	—	—	—	—	5,390	131,516
	11/6/23	—	—	—	—	4,740	115,656
	5/1/23	—	—	—	—	1,875	45,740
		0	0			12,005	292,922

(1)All awards in this column that remain subject to vesting vest in 25% increments on the first, second, third and fourth anniversary of the date of grant with the exception of 4,320 shares granted to Mr. Mefford in 2023, which 100% cliff vest on the fourth anniversary of the date of grant. Stock options and restricted stock awards granted under our 2019 LTIP are accelerated and vest in full upon an involuntary termination or cancellation of the awards in connection with a change in control of the Company or upon the participant’s death or disability. All of the outstanding stock option awards shown above granted before May 3, 2019 were granted under our 2010 Long-Term Incentive Plan (the “2010 LTIP”). All of the other awards shown above were granted under our 2019 LTIP.

Option Exercises and Stock Vested in 2024

The following table sets forth information concerning the exercise of options and vesting of stock awards with respect to each NEO in 2024.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise (2)	Number of Shares Acquired on Vesting (3)	Value Realized on Vesting (4)
Jeffrey G. Ludwig	12,753	$44,870	15,049	$392,216
Jeffrey S. Mefford	10,846	42,784	8,623	224,453
Douglas J. Tucker	15,143	38,489	5,908	153,430
Eric T. Lemke	—	—	5,473	142,816
Daniel E. Casey	—	—	2,205	58,546

(1)The amounts set forth in this column represent the total number of shares that were exercised before any withholding of shares to pay the exercise price and taxes.
(2)The amounts set forth in this column are computed by determining the difference between the market value per share of our common stock on the date of exercise and the exercise price.
(3)The amounts set forth in this column represent the number of shares of restricted stock that vested in 2024.
(4)The amounts set forth in this column represent the number of shares of restricted stock that vested multiplied by the closing price of our common stock on the vesting date.

Nonqualified Deferred Compensation

The following table sets forth information concerning the benefits under the Company’s Executive Deferred Compensation Plan as of December 31, 2024.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(2)
(a)	(b)	(c)	(d)	(e)	(f)
Jeffrey G. Ludwig	$—	$—	$—	$—	$—
Jeffrey S. Mefford	—	—	—	—	—
Douglas J. Tucker	—	—	38,760	(63,347)	769,390
Eric T. Lemke	—	—	—	—	—
Daniel E. Casey	—	—	—	—	—

(1) The “Aggregate Earnings in Last FY” column does not include any amounts that are also reported in the Summary Compensation Table as the Executive Deferred Compensation Plan does not provide for above-market interest.
(2) The “Aggregate Balance at Last FYE” column includes $657,142 reported as compensation in the Summary Compensation Table for Mr. Tucker in prior years.

Potential Payments Upon Termination or Change in Control

The following table sets forth information concerning potential payments and benefits under our compensation programs and benefit plans, including individual employment agreements for Messrs. Ludwig, Mefford, Tucker and Lemke and the change of control agreement for Mr. Casey, pursuant to which the NEOs would be entitled upon various terminations of employment or a change in control as of the last business day of the fiscal year ended December 31, 2024. For purposes of estimating the value of accelerated vesting of equity awards we have assumed a price per share of our common stock of $24.40 based on the market value of our common stock on December 31, 2024 (the last trading day of the year).

Name	Cash Severance Payments (1)	COBRA Continuation (2)	Accelerated Vesting of Equity Awards (3)	Total Payments
Jeffrey G. Ludwig
Involuntary Termination (not in connection with a change in control)(4)	$1,088,060	$23,200	$—	$1,111,260
Involuntary Termination (in connection with a change in control)(5)	3,264,180	69,600	1,119,350	4,453,130
Death or Disability	—	—	1,119,350	1,119,350
Jeffrey S. Mefford
Involuntary Termination (not in connection with a change in control)(4)	262,500	—	—	262,500
Involuntary Termination (in connection with a change in control)(5)	1,454,873	—	756,400	2,211,273
Death or Disability	—	—	756,400	756,400
Douglas J. Tucker
Involuntary Termination (not in connection with a change in control)(4)	256,813	13,891	—	270,704
Involuntary Termination (in connection with a change in control)(5)	1,027,253	27,782	407,943	1,462,978
Death or Disability	—	—	407,943	407,943
Eric T. Lemke
Involuntary Termination (not in connection with a change in control)(4)	168,231	23,200	—	191,431
Involuntary Termination (in connection with a change in control)(5)	1,107,805	46,400	425,512	1,579,717
Death or Disability	—	—	425,512	425,512
Daniel E. Casey
Involuntary Termination (not in connection with a change in control)(6)	25,754	—	—	25,754
Involuntary Termination (in connection with a change in control)(7)	551,073	22,161	292,922	866,156
Death or Disability	—	—	292,922	292,922

(1) The amounts set forth in the “Cash Severance Payments” column reflect the sum of cash severance payments to be made pursuant to Messrs. Ludwig’s, Mefford’s, Tucker’s and Lemke’s employment agreements and Mr. Casey’s change of control agreement exclusive of any pro rata bonus payable on a termination of employment as annual incentive bonuses are earned as of December 31 and no additional amount would be payable to a NEO for a termination occurring on the last business day of the year. Please see the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2024 annual incentive compensation amounts.
(2) The amounts set forth in the “COBRA Continuation” column reflect the employer-paid portion of COBRA premiums to be made pursuant to each NEO’s employment agreement or change of control agreement, as applicable, assuming each NEO was eligible for, and elected, COBRA coverage for the maximum period allowed by law. No value is reflected for Mr. Mefford as he did not participate in either our medical or dental plan as of December 31, 2024.
(3) The amounts set forth in the “Accelerated Vesting of Equity Awards” column reflect the value of accelerated vesting of unvested restricted stock awards pursuant to our 2019 LTIP based on the market value of our common stock of $24.40 on December 31, 2024 (the last trading day of the year). In certain instances, the NEOs will also be entitled to accelerated vesting of the NEOs’ unvested options. As of December 31, 2024 (the last trading day of the year), the value of the Company’s stock was below the NEOs’ option exercise price and therefore no value is reflected on this table with respect to the acceleration of the NEOs’ options.
(4) Involuntary Termination (not in connection with a change in control) means, pursuant to the terms of the NEO’s employment agreement, a termination by (i) the employer other than for cause, death or disability, or (ii) the NEO for good reason, in either case that does not occur within six months prior to, or 24 months following, a change in control.
(5) Involuntary Termination (in connection with a change in control) means, pursuant to the terms of the NEO’s employment agreement, a termination by (i) the employer other than for cause, death or disability, or (ii) the NEO for good reason, in either case that occurs within six months prior to, or 24 months following, a change in control.
(6) Involuntary Termination (not in connection with a change in control) means, pursuant to the terms of Mr. Casey’s change of control agreement, a termination by (i) the employer other than for cause, death or disability, or (ii) Mr. Casey for good reason, in either case that does not occur within six months prior to, or 24 months following, a change in control.
(7) Involuntary Termination (in connection with a change in control) means, pursuant to the terms of the Mr. Casey’s change of control agreement, a termination by (i) the employer other than for cause, death or disability, or (ii) Mr. Casey for good reason, in either case that occurs within six months prior to, or 24 months following, a change in control.

Employment Agreements

We have entered into employment agreements with Messrs. Ludwig, Mefford, Tucker and Lemke. Each agreement generally describes the position and duties of each NEO, provides for a specified term of employment, describes base salary, bonus opportunity and other benefits and perquisites to which the executive officer is entitled, if any, sets forth the duties and obligations of each party in the event of a termination of employment prior to expiration of the employment term, and provides us with a measure of protection by obligating the NEO to abide by the terms of restrictive covenants during the terms of his employment and thereafter for a specified period of time. We entered into amended and restated agreements with Messrs. Ludwig, Mefford, Tucker and Lemke in November 2020.

Mr. Ludwig. Our employment agreement with Mr. Ludwig, effective November 5, 2020, provides for an initial term of three years, with an automatic extension for an additional one-year period commencing on the first anniversary of the effective date and each anniversary thereafter, unless either party provides written notice of non-extension 90 days prior to the extension date. If a change in control of the Company occurs during the term of the agreement, the agreement will remain in effect for the two-year period following the change in control. Mr. Ludwig’s base salary is subject to annual review and increase at the discretion of our Compensation Committee, and his target bonus is required to be at least 65% of his base salary. The agreement also provides for Mr. Ludwig’s participation in the Company’s compensation and benefits plans, including the 2019 LTIP, in the same manner as other senior executives of the Company. Following Mr. Ludwig’s termination of employment, he will be subject to non-competition and non-solicitation restrictions for a period of 12 months. In the event Mr. Ludwig’s employment is terminated by the Company other than for cause, death, or disability, or he resigns for good reason, he will be entitled to a payment equal to 100% (300% if in connection with a change in control) of the sum of his salary plus the average of his bonus payments for the prior three years. He will also be entitled to COBRA coverage at employee rates for up to 12 months (36 months if in connection with a change in control) and a pro rata bonus for the year of termination.

Mr. Mefford. Our employment agreement with Mr. Mefford, effective November 5, 2020, provides for an initial term of two years, with an automatic extension for an additional one-year period commencing on the first anniversary of the effective date and each anniversary thereafter, unless either party provides written notice of non-extension 90 days prior to the extension date. If a change in control of the Company occurs during the term of the agreement, the agreement will remain in effect for the two-year period following the change in control. Mr. Mefford’s base salary is subject to annual review and increase at the discretion of our Chief Executive Officer, and his target bonus is required to be at least 60% of his base salary. The agreement also provides for Mr. Mefford’s participation in the Company’s compensation and benefits plans, including the 2019 LTIP, in the same manner as other senior executives of the Company. Following Mr. Mefford’s termination of employment, he will be subject to non-competition and non-solicitation restrictions for a period of 12 months. In the event Mr. Mefford’s employment is terminated by the Company other than for cause, death, or disability, or he resigns for good reason, he will be entitled to receive severance pursuant to the Company’s general severance plan or policy in effect at the time of termination, or if such termination is in connection with a change in control, he will be entitled to a payment equal to 200% of the sum of his salary plus the average of his bonus payments for the prior three years. He will also be entitled to COBRA coverage at employee rates for up to 12 months (24 months if in connection with a change in control) and, if such termination is in connection with a change in control, a pro rata bonus for the year of termination.

Mr. Tucker. As noted above, Mr. Tucker retired from the Company was effective January 3, 2025. The discussion below describes his employment agreement as it was in effect at the end of 2024. The discussion is intended to provide context to the “Potential Payments Upon Termination or Change in Control Table” included above. The employment agreement with Mr. Tucker provided Mr. Tucker with an annual base salary, target bonus opportunity, and eligibility for participation in the Company’s compensation and benefits plans, including the 2019 LTIP, in the same manner as other senior executives of the Company. Following any termination of employment, Mr. Tucker would be subject to non-competition and non-solicitation restrictions for a period of 12 months. Had a termination of employment occurred prior to his retirement on January 3, 2025, in the event such termination was by the Company other than for cause, death, or disability, or he resigned for good reason, he would have been entitled to a payment equal to 50% (200% if in connection with a change in control) of the sum of his salary plus the average of his bonus payments for the prior three years. He would also have been entitled to COBRA coverage at employee rates for up to 12 months (24 months if in connection with a change in control) and, if such termination was in connection with a change in control, a pro rata bonus for the year of termination. Upon his retirement on January 3, 2025, Mr. Tucker was eligible for a bonus payment consistent with the terms of the Company’s Career Transition Bonus program described below.

Mr. Lemke. Our employment agreement with Mr. Lemke, effective November 5, 2020, provides for an initial term of two years, with an automatic renewal for additional one-year periods commencing on each anniversary thereafter, unless either party provides written notice of nonrenewal 90 days prior to the extension date. If a change in control of the Company occurs during the term of the agreement, the agreement will remain in effect for the two-year period following the change in control. Mr. Lemke’s base salary is subject to annual review and increase at the discretion of our Chief Executive Officer and his target bonus is required to be at least 40% of his base salary. The agreement also provides for Mr. Lemke’s participation in the Company’s compensation and benefits plans, including the 2019 LTIP, in the same manner as other senior executives of the Company. Following Mr. Lemke’s termination of employment, he will generally be subject to non-solicitation (and non-competition unless such termination is due to good reason) restrictions for a period of 12 months. In the event Mr. Lemke’s employment is terminated by the Company other than for cause, death, or disability, or he resigns for good reason, he will be entitled to receive severance pursuant to the Company’s general severance plan or policy in effect at the time of termination, or if such termination is in connection with a change in control, he will be entitled to a payment equal to 200% of the sum of his salary plus the average of his bonus payments for the prior three years. He will also be entitled to COBRA coverage at employee rates for up to 12 months (24 months if in connection with a change in control) and, if such termination is in connection with a change in control, a pro rata bonus for the year of termination.

Our obligation to pay any severance under each of the amended and restated employment agreements is conditioned on the execution by the NEO of a general release and waiver of any and all claims with respect to their employment with the Company.

Change of Control Agreement

Mr. Casey. Our change of control agreement with Mr. Casey, effective May 3, 2023, provides for an initial term through December 31, 2023, with an automatic renewal for additional one-year periods commencing on each January 1 thereafter, unless either party provides written notice of nonrenewal 90 days prior to December 31 of each year. If a change in control of the Company occurs during the term of the agreement, the agreement will remain in effect for a one-year period following the change in control. Following Mr. Casey’s termination of employment, he will generally be subject to non-solicitation and non-competition restrictions for a period of 12 months. In the event Mr. Casey’s employment is terminated by the Company other than for cause, death, or disability, or he resigns for good reason, in any case, not in connection with a change in control, he will be entitled to receive severance pursuant to the Company’s general severance plan or policy in effect at the time of termination, or if such termination is in connection with a change in control, he will be entitled to a payment equal to 150% of the sum of his salary plus the average of his bonus payments for the prior three years. He will also be entitled to COBRA coverage at employee rates for up to 12 months. Our obligation to make payments to Mr. Casey under his change of control agreement is conditioned on his execution of a general release and waiver of any and all claims with respect to his employment with the Company.

Long Term Incentive Plans

Equity based incentive awards are currently made though the Company’s 2019 LTIP. The Company also maintains the 2010 LTIP. As of the effective date of the 2019 LTIP, no further awards may be granted under the 2010 LTIP. However, any previously outstanding incentive award granted under the 2010 LTIP remains subject to the terms of such plan until the time it is no longer outstanding.

Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. The 2019 LTIP, which was amended and restated on May 1, 2023, was adopted by our board on February 5, 2019 and became effective upon approval by our shareholders on May 3, 2019. The 2019 LTIP was designed to ensure continued availability of equity awards that will assist the Company in attracting, retaining and rewarding key employees, directors and other service providers. Pursuant to the 2019 LTIP, the Compensation Committee is allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. Awards vest, become exercisable and contain such other terms and conditions as determined by the Compensation Committee and set forth in individual agreements with the employees receiving the awards. The plan enables the Compensation Committee to set specific performance criteria that must be met before an award vests under the plan. The 2019 LTIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination. Up to 1,550,000 shares of common stock may be issued under the plan (all of which may be granted as incentive stock options), which includes an additional 550,000 shares approved by shareholders as of May 1, 2023. As of December 31, 2024, there were 398,580 shares available for issuance under the 2019 LTIP.

Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan. The 2010 LTIP was adopted by our board on October 18, 2010 and approved by our shareholders on November 23, 2010. The 2010 LTIP was amended and restated December 31, 2010 and further amended and restated February 2, 2016. The 2016 restatement, which was not submitted to shareholders for approval, increased the number of shares available for issuance under the plan by 1,000,000. The 2010 LTIP was designed to ensure continued availability of equity awards to assist the Company in attracting, retaining and rewarding key employees, directors and other service providers. Pursuant to the 2010 LTIP, the Compensation Committee was allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. Up to 2,000,000 shares of common stock were available for issuance under the plan (the initial 1,000,000 of which were eligible to be granted as incentive stock options). Upon approval of our 2019 LTIP, no additional grants were permitted to be made under the 2010 LTIP. Awards vest, become exercisable and contain such other terms and conditions as determined by the Compensation Committee and set forth in individual agreements with the employees receiving the awards. The plan enabled the Compensation Committee to set specific performance criteria that must be met before an award vests under the plan. The 2010 LTIP allowed for acceleration of vesting and exercise privileges of grants upon a change in control or if a participant’s termination of employment is due to death or total disability. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

Other Compensation Programs

Midland States Bank 401(k) Profit Sharing Plan. The Midland States Bank 401(k) Profit Sharing Plan (the “401(k) Plan”) is designed to provide retirement benefits to all eligible full-time and part-time employees of the Bank and its subsidiaries. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Our NEOs, all of whom were eligible during 2024, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable statutory limit. We currently match employee contributions on the first 6% of employee compensation (50 cents for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. The Company has the authority to make an annual discretionary profit-sharing contribution to the 401(k) Plan, but does not currently do so.

Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan. We maintain the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 3, 2019 and May 1, 2023) (the “ESPP”) for the benefit of our eligible employees. The ESPP is not intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Currently, any employee who is employed by us or any one of our subsidiaries is eligible to participate in the ESPP starting with the first applicable offering period that begins following such employee’s first day of employment. Pursuant to the ESPP, participating employees are permitted to use after-tax dollars, up to a maximum of $25,000 per calendar year of their compensation, to purchase shares of our common stock at the end of each calendar quarter. The purchase price for the stock is currently 90% of the stock’s fair market value as of the first day of each quarterly offering period. While the Compensation Committee could elect a different discount percentage, it does not expect to do so in the foreseeable future. At any time our common stock is listed for trading on a principal national securities exchange, including the Nasdaq Global Select Market, the fair market value under the ESPP is deemed to be the officially quoted closing selling price of the shares on the applicable day. The maximum number of shares that may be issued under the ESPP is 600,000, which includes the 300,000 originally subject to the ESPP, an additional 200,000 shares approved by shareholders as of May 3, 2019, and an additional 100,000 shares approved by shareholders as of May 1, 2023. As of December 31, 2024, there were 168,476 shares available for issuance under the ESPP.

Deferred Compensation Plan for Directors and Executives. Effective as of November 8, 2018, we maintain two separate deferred compensation plans for the benefit of our non-employee directors and executives which are the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc., as amended November 5, 2020 and February 1, 2021, (the “Director Deferred Compensation Plan”) and the Deferred Compensation Plan for Executives of Midland States Bancorp, Inc., as amended November 5, 2020, (the “Executive Deferred Compensation Plan”), respectively. The plans provide non-employee directors and executives an opportunity to better plan for their financial futures by providing a vehicle for the deferral of current income taxation. Under the plans, non-employee directors and eligible senior executives are permitted to elect to defer all or a portion of their annual director fees (in whatever form), salary and/or bonus, as the case may be. Any deferrals are credited to a plan account and earn interest based on the notional investment elections of the executives from a selection of measurement funds generally available to participants under the 401(k) Plan. One available notional investment alternative for directors is Company stock units, which track the value of our common stock. For plan years beginning prior to January 1, 2021, participants were permitted to elect to receive their distributions in a lump sum or monthly installments over a period of two to 15 years. Starting with the plan year beginning on January 1, 2021, participants have been permitted to elect to receive their distributions in a lump sum or annual installments over a period of two to five years.

Severance Policy. Under our severance policy, we have the discretion to pay severance to Midland employees, including our NEOs, who are terminated without cause, in connection with a reduction in our workforce, due to the elimination of their job or position, or as a result of a voluntary Midland-initiated early retirement. Pursuant to the terms of the applicable employment or change in control agreement, Messrs. Mefford, Lemke, and Casey are entitled to receive severance under our severance policy if each such NEO is terminated without cause, other than due to death or disability, or resigns for good reason, in each case, not in connection with a change in control. In such instances, the applicable NEO will receive severance equal to four weeks of base salary for each year of continuous service, up to a maximum of 26 weeks of severance. To receive any severance under our severance policy, the applicable NEO would need to execute a settlement agreement and general release.

Career Transition Bonus. Other than Mr. Ludwig, each of our NEOs who has attained age 60 with at least 10 years of service or age 65 with at least five years of service is eligible to receive a career transition bonus of, for Mr. Casey, 35%, or, for each other eligible NEO, 40% of their annual base salary if the NEO provides an 18 month notice of intention to retire, makes a good faith attempt to transfer knowledge and train the NEO’s successor, meets or exceeds performance expectations through the notice period, executes a release, and successfully transitions, as determined by Mr. Ludwig, the NEO’s duties.

Health and Welfare Benefits. Our NEOs are eligible to participate in our standard health and welfare benefits program, which offers medical, dental, vision, life, accident, and disability coverage to all of our eligible employees. We do not provide our NEOs with any health and welfare benefits that are not generally available to our other employees.

Perquisites. We provide our NEOs with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our NEOs. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our NEOs in 2024 included allowances for annual country club/social club dues and use of a Company-owned automobile. With respect to our NEOs, country club allowances are provided only to Messrs. Ludwig, Mefford and Lemke and the use of a Company car is provided only to Messrs. Ludwig and Mefford.

CEO Pay Ratio

Pursuant to SEC rules, we are providing information about the relationship of the annual total compensation of Mr. Jeffrey G. Ludwig, our Chief Executive Officer, to the annual total compensation of our median employee.

To determine the median employee, a list of all active full and part-time employees as of December 31, 2023, excluding Mr. Ludwig, was prepared with the corresponding annual total W-2 compensation as reflected in our payroll records. A total of 903 employees were included. Compensation was annualized for any individual not employed for the full calendar year of 2024. Annual total W-2 compensation was ranked from lowest to highest, and the median employee was selected from the list.

Mr. Ludwig had 2024 total compensation of $1,466,243, as reflected in the Summary Compensation Table included herein. The median employee annual total compensation for 2024, using the methodology that was used to calculate Mr. Ludwig’s compensation in the Summary Compensation Table, was $64,853. As a result, the CEO pay ratio is 22.6.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above.

Pay Versus Performance

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we provide the following disclosure regarding executive “compensation actually paid” (“CAP”) and certain Company performance for the fiscal years listed below. You should refer to our CD&A for a complete description of how executive compensation relates to Company performance and how the Compensation Committee makes its decisions.

The Pay Versus Performance table below summarizes the compensation values both previously reported in our Summary Compensation Table and as required to be adjusted by the rules adopted by the SEC pursuant to the Dodd-Frank Act for the 2024, 2023, 2022, 2021 and 2020 calendar years.

Year	Summary Compensation Table Total for CEO(1)	Compensation Actually Paid to CEO(2)	Average Summary Compensation Table Total for Non-CEO NEOs(1)	Average Compensation Actually Paid to Non-CEO NEOs(2)	Value of Initial Fixed $100 Invested Based on:		Midland Net Income (in millions)(5)	Company-Selected Measure
					Midland Total Shareholder Return(3)	Peer Group Total Shareholder Return(4)		Midland Adjusted Earnings Per Share (EPS)(6)
2024	$1,466,243	$1,219,797	$718,492	$626,447	$108.65	$123.79	$38.04	$1.32
2023	1,633,785	1,733,495	754,918	803,689	116.50	107.99	61.16	2.78
2022	1,777,733	1,851,719	825,247	857,590	106.74	107.95	100.24	4.01
2021	1,581,174	1,806,916	805,976	903,099	95.30	119.79	81.32	3.65
2020	1,027,328	756,598	547,076	431,468	65.66	89.23	22.54	1.70
(1)Mr. Ludwig served as Midland’s CEO for 2020 through 2024. Messrs. Mefford, Tucker, and Lemke served as non-CEO NEOs for 2020 through 2024. Mr. Stewart was an NEO for 2020 through 2022. Mr. Casey was an NEO in 2023 and 2024. The dollar amounts reported are from the “Total” column of the Summary Compensation Table for the CEO and the average of such column for non-CEO NEOs for each reported fiscal year.
(2)The dollar amounts reported represent CAP, as calculated in accordance with SEC rules. For additional information with respect to the calculation of CAP for 2024, see the section titled “Calculation of Compensation Actually Paid” below.
(3)Reflects the cumulative total shareholder return (“TSR”) of Midland, as provided by S&P Cap IQ, as of the last day of each reported fiscal year, based on an initial fixed investment of $100 on December 31, 2019.
(4)Reflects the cumulative total shareholder return of the S&P Small Cap 600 Banks Index, as of the last day of each reported fiscal year, based on an initial fixed investment of $100 on December 31, 2019. The S&P Small Cap 600 Banks Index is the peer group used in Midland’s Annual Report on Form 10-K for the years ended December 31, 2024 and 2023.
(5)The Company has restated the consolidated financial statements (i) as of and for the year ended December 31, 2023 and (ii) for the year ended December 31, 2022, to correct certain errors, as presented in the audited financial statements as of and for the year ended December 31, 2024 in this Annual Report on Form 10-K. The Net Income and Adjusted EPS metrics in this table have been revised for those years. While the Company's financial statements for the years ended December 31, 2021 and 2020 were also affected by these errors, the Company is not required to restate those financial statements, and accordingly the data for those years remains as previously reported.
(6)Adjusted earnings per share (“Adjusted EPS”) is the Company-Selected Measure and is a non-GAAP financial measure. As calculated from Midland’s audited financial statements, Adjusted EPS equals our earnings, as adjusted for certain items, including loss on sales of investment securities, net, and gain on repurchase of subordinated debt.

Calculation of Compensation Actually Paid

To calculate the amount of CAP to our CEO and non-CEO NEOs for 2024 in the table above according to SEC rules, the following adjustments were made to the amounts reported in the “Total” column of the Summary Compensation Table for 2024.

	2024
	CEO	Average Non- CEO NEOs
Total Compensation from Summary Table	$1,466,243	$718,492

Adjustments for Pension
Adjustment Summary Compensation Table Pension	$—	$—
Amount Added for current year service cost	—	—
Amount added for prior service cost impacting current year	—	—
Total Adjustment for Pension	$—	$—

Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$(562,276)	$(227,594)
Year-end fair value of unvested awards granted in the current year	490,684	198,616
Year-over-year difference of year-end fair values for unvested awards granted in prior years	(143,416)	(55,166)
Fair value at vest date for awards granted and vested in current year	—	—
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	(83,619)	(29,319)
Forfeitures during current year equal to prior year-end fair value	—	—
Dividends of dividend equivalents not otherwise included in total compensation	52,181	21,419
Total Adjustments for Equity Awards	$(246,446)	$(92,044)

Compensation Actually Paid (as calculated)	$1,219,797	$626,448

Financial Performance Measures

As described in greater detail in the CD&A, a substantial portion our NEOs’ compensation is directly linked to the achievement of financial and operational metrics, as well as other strategic goals with rigorous targets that align with the Company’s business strategy, compensation philosophy, shareholder interests and, most importantly, our long-term goals. In addition to the Pay Versus Performance table above, the following is a tabular list of the most important financial measures we use to link CAP to our NEOs to Midland performance. The Company-Selected Measure is denoted with an asterisk.

List of Performance Measures
Financial
Adjusted EPS*
Adjusted PTPP Income
Adjusted Revenue

Pay Versus Performance: Graphical Description

The following graphs present the relationship during 2024, 2023, 2022, 2021 and 2020 between CAP for our CEO and, on an average basis, our non-CEO NEOs and:
•the Company’s cumulative TSR and the Peer Group’s cumulative TSR;
•the Company’s Net Income; and
•the Company-Selected Measure, which for Midland is Adjusted EPS.

Relationship between CAP and Cumulative TSR / Cumulative TSR of the Peer Group

The below chart shows the CEO and average non-CEO NEO CAP relative to Midland’s cumulative TSR and the cumulative TSR of the U.S. Small Cap 600 Banks Index utilized in Midland’s most recent Annual Report on Form 10-K.

Midland does not use TSR to determine compensation level or incentive plan payouts.

Relationship between CAP and Midland’s Net Income
The below chart shows our CEO and average non-CEO NEO CAP relative to Midland’s net income. Midland does not use net income to determine compensation levels or incentive plan payouts. The Company has restated the consolidated financial statements (i) as of and for the year ended December 31, 2023 and (ii) for the year ended December 31, 2022, to correct certain errors, as presented in the audited financial statements as of and for the year ended December 31, 2024 in this Annual Report on Form 10-K. The Net Income metrics in this chart have been revised for those years. While the Company's financial statements for the years ended December 31, 2021 and 2020 were also affected by these errors, the Company is not required to restate those financial statements, and accordingly the data for those years remains as previously reported.
Relationship between CAP and Adjusted EPS
The below table shows the CEO and average non-CEO NEO CAP relative to the Company-Selected Measure – Adjusted Earnings Per Share. Midland uses Adjusted EPS to determine a portion of the payouts under the Bonus Plan. The Company has restated the consolidated financial statements (i) as of and for the year ended December 31, 2023 and (ii) for the year ended December 31, 2022, to correct certain errors, as presented in the audited financial statements as of and for the year ended December 31, 2024 in this Annual Report on Form 10-K. The Adjusted EPS metrics in this chart have been revised for those years. While the Company's financial statements for the years ended December 31, 2021 and 2020 were also affected by these errors, the Company is not required to restate those financial statements, and accordingly the data for those years remains as previously reported.
Director Compensation

The following table sets forth information regarding 2024 compensation for each of our nonemployee directors. None of the directors receive any compensation or other payment in connection with his or her service as a director other than compensation received from the Company as set forth below.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
R. Dean Bingham	$58,000	$45,000	$103,000
Gerald J. Carlson(2)	47,500	45,000	92,500
Jennifer L. DiMotta	47,000	45,000	92,000
Sherina M. Edwards(3)	45,500	45,000	90,500
Travis J. Franklin(4)	34,000	45,000	79,000
Deborah A. Golden(5)	25,000	—	25,000
Jerry L. McDaniel	53,500	45,000	98,500
Jeffrey M. McDonnell	43,500	45,000	88,500
Richard T. Ramos	58,500	45,000	103,500
Robert F. Schultz	65,500	45,000	110,500
Jeffrey C. Smith	107,750	45,000	152,750

(1)The amounts set forth in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock units granted in 2024 in accordance with FASB ASC Topic 718. The assumptions used in calculating the option award amounts are set forth in Note 14 to our consolidated financial statements filed with the SEC on our Annual Report on Form 10-K for the year ended December 31, 2024. The amounts shown are based on a fair market value of $22.65 for awards granted on June 30, 2024. Each of our directors, aside from Mr. Ludwig, received a grant of restricted stock units on June 30, 2024. There were no outstanding unvested restricted stock units held by any nonemployee director as of December 31, 2024.
(2)Mr. Carlson was appointed to the Company’s board of directors on February 6, 2024.

(3)Ms. Edwards resigned from the Company’s board of directors effective May 12, 2025.
(4)Mr. Franklin was appointed to the Company’s board of directors on May 7, 2024.
(5)Ms. Golden retired from the Company’s board of directors on May 6, 2024.

Under our director compensation policy, nonemployee directors are provided with cash compensation and an annual equity award of restricted stock units under the 2019 LTIP. Certain of our nonemployee directors defer a portion, or all, of their director compensation under the Director Deferred Compensation Plan.

Cash Compensation. Each nonemployee director receives a $40,000 annual retainer, except that the Chairman of the board is entitled to an annual retainer of $85,000. Company board committee chairs and members are also entitled to a fee for such service as follows (respectively):

•Audit Committee: $15,000/$6,000
•Risk Policy & Compliance Committee: $10,000/$5,000
•Nominating and Governance Committee: $10,000/$5,000
•Compensation Committee: $10,000/$6,000

In addition to the foregoing, any nonemployee director serving on the Director Credit Risk Committee is entitled to an additional annual fee of $18,000, and any such director serving on the trust committee of the Bank board is entitled to an additional annual fee of $3,000.

All cash compensation paid to nonemployee directors is earned and paid quarterly.

Equity Compensation. Each nonemployee director is also entitled to an annual equity award of fully vested restricted stock units with a grant date value of $45,000. The equity award is granted on June 30 of each year.
Compensation Committee Interlocks and Insider Participation

During 2024, Jennifer L. DiMotta, Deborah A. Golden, Richard T. Ramos and Jeffrey C. Smith served on our Compensation Committee. None of them has been an officer or employee of the Company. None of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis section, above, with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement for its 2025 annual meeting of shareholders and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Submitted by:
Richard T. Ramos (Chair)
Jennifer L. DiMotta
Jeffrey C. Smith

Members of the Compensation Committee.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2024. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 16 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	411,907	$27.36	564,801
Equity compensation plans not approved by shareholders (3)	154,327	$28.59	—
Total	566,234	$27.54	564,801
(1)The weighted average exercise price only relates to outstanding option awards.
(2)Column (a) includes 187,949 outstanding stock options granted from the initial 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan, 46,343 outstanding stock options granted from the initial 1,000,000 shares reserved under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and the additional 550,000 shares reserved under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan Amended and Restated and 177,615 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. Column (c) reflects 396,325 shares remaining available for issuance under the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan Amended and Restated and 168,476 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 2, 2023).
(3)Column (a) includes 40,569 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement, and 113,758 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 6, 2025, regarding the beneficial ownership of our common stock and our depositary shares, each representing a 1/40th interest in a share of the Company’s 7.75% fixed rate reset non-cumulative perpetual preferred stock, Series A (“Series A Depositary Shares”), by:

•each shareholder known by us to beneficially own more than 5% of such class of securities;
•each of our directors;
•each of our NEOs; and
•all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days after June 6, 2025. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options exercisable within 60 days are included as outstanding and beneficially owned for that person or group but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentages of beneficial ownership are based on 21,515,138 shares of our common stock, and 4,600,000 Series A Depositary Shares, in each case outstanding as of June 13, 2025.

Unless otherwise provided, the address for each shareholder listed in the table below is: c/o Midland States Bancorp, Inc., 1201 Network Centre Drive, Effingham, Illinois 62401.

	Common Stock		Series A Depositary Shares
Name	Shares Beneficially Owned(1)	Percent of Class	Shares Beneficially Owned	Percent of Class
5% Shareholders
BlackRock, Inc.(2)	1,400,429	6.40%
Dimensional Fund Advisors LP(3)	1,371,940	6.27%
The Vanguard Group(4)	1,138,823	5.20%

Directors and NEOs
Jeffrey G. Ludwig(5)	434,322	1.98%	—	—
Eric T. Lemke(6)	38,746	*	—	—
Douglas J. Tucker(7)	63,387	*	4,300	*
Jeffrey S. Mefford(8)	87,546	*	—	—
Daniel E. Casey	13,569	*	—	—
R. Dean Bingham(9)	86,392	*	4,000	*
Gerald J. Carlson(10)	5,024	*	—	—
Jennifer L. DiMotta(11)	7,207	*	—	—
Travis J. Franklin(12)	4,358	*	—	—
Jerry L. McDaniel(13)	174,221	*	—	—
Jeffrey M. McDonnell(14)	48,598	*	—	—
Richard T. Ramos(15)	67,249	*	—	—
Robert F. Schultz(16)	304,616	1.41%	—	—
Jeffrey C. Smith(17)	43,726	*	—	—
All directors and executive officers as a group (13 persons)(18)	1,167,748	5.27%	8,300	*

*Indicates one percent or less.
(1)Beneficial ownership includes shares of unvested restricted stock that officers are entitled to vote but does not include common stock equivalent units owned by directors or officers under the Director Deferred Compensation Plan or Executive Deferred Compensation Plan.
(2)Information is based solely on the Schedule 13G filed on April 15, 2025 by BlackRock, Inc. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(3)Information is based solely on Amendment No. 1 to the Schedule 13G filed on February 9, 2024. The address of Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, TX 78746.
(4)Information is based solely on the Schedule 13G filed on February 13, 2024. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(5)Includes (i) 11,569 shares of common stock held by JQ Properties, LLC; and (ii) 63,118 shares of common stock subject to stock options that are currently exercisable or are exercisable within 60 days of June 6, 2025. Of these shares, an aggregate of 111,569 shares are pledged to secure indebtedness. Mr. Ludwig is a manager and a member of, and has shared voting and investment power over the shares of common stock held by, JQ Properties, LLC, but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(6)Includes 9,587 shares of common stock subject to stock options that are currently exercisable or are exercisable within 60 days of June 6, 2025.
(7)Includes 24,329 shares of common stock subject to stock options that are currently exercisable or are exercisable within 60 days of June 6, 2025.
(8)Includes 30,610 shares of common stock subject to stock options that are currently exercisable or are exercisable within 60 days of June 6, 2025.
(9)Includes (i) 42,554 shares owned by Agracel, Inc.; and (ii) an aggregate of 16,138 shares that may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025. Mr. Bingham is the Chief Executive Officer of, and shares voting and dispositive of the shares held by, Agracel, Inc., but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(10)Includes an aggregate of 1,024 shares that may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025.
(11)Includes an aggregate of 3,006 shares that are issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025.
(12)Includes an aggregate of 4,358 shares that may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025.
(13)Includes an aggregate of 37,598 shares that may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025.
(14)Includes (i) 24,245 shares of common stock held by the Jeffrey M. McDonnell Revocable Trust UA; and (ii) an aggregate of 22,366 shares that may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025. Mr. McDonnell is the beneficiary of, and has voting and investment power over the shares held by, the Jeffrey M. McDonnell Revocable Trust UA, but disclaims beneficial ownership thereof except to the extent of his pecuniary interest therein.
(15)Includes (i) 1,000 shares of common stock held by Mr. Ramos’ children; and (ii) an aggregate of 48,744 shares that may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025. Mr. Ramos disclaims beneficial ownership of the shares held by his children.
(16)Includes (i) 30,153 shares of common stock held by Red Bird Investors LLC; (ii) 200,030 shares of common stock held by J.M. Schultz Investment, L.L.C.; (iii) 37,846 shares of common stock held by Summit Investors, LLP; and (iv) 4,470 shares of common stock may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan within 60 days of June 6, 2025. Robert Schultz is: (a) the managing member of J.M. Schultz Investment, L.L.C.; (b) the managing member of Red Bird Investors LLC; and (c) the managing member of Summit Investors, LLP. He has voting and investment power over the shares held by J.M. Schultz Investment, L.L.C., Red Bird Investors LLC, and Summit Investors, LLP but disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Schultz disclaims beneficial ownership of shares held by his spouse individually except to the extent of his pecuniary interest therein.
(17)Includes an aggregate of: (i) 135,187 shares of common stock subject to stock options that are currently exercisable or are exercisable within 60 days of June 6, 2025; and (ii) 137,704 shares that may be issuable pursuant to restricted stock units or pursuant to common stock equivalent units under the Deferred Compensation Plan. An aggregate of 111,569 shares are pledged as security for indebtedness.
ITEM 13– CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation arrangements with directors and executive officers described above and the ordinary course banking relationships described below, there has not been, since January 1, 2024, and there is not currently proposed, any transaction to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial holders of more than five percent of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.

Our directors, officers, beneficial owners of more than five percent of our voting securities and their associates were customers of and had transactions with us in the past, and additional transactions with these persons are expected to take place in the future. All outstanding loans and commitments to loan with these persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. All such loans are approved by the Bank’s board of directors in accordance with the bank regulatory requirements. Similarly, all certificates of deposit and depository relationships with these persons were made in the ordinary course of business and involved substantially the same terms, including interest rates, as those prevailing at the time for comparable depository relationships with persons not related to the Company or the Bank.

Policies and Procedures Regarding Related Party Transactions

Transactions by the Company or the Bank with related parties are subject to certain regulatory requirements and restrictions, including Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors and principal shareholders).

Under applicable SEC and Nasdaq Stock Market rules, related party transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related party has or will have a direct or indirect material interest. Related parties of the Company include directors (including nominees for election as directors), executive officers, five percent shareholders and the immediate family members of these persons. Our Corporate Counsel, in consultation with management and outside counsel, as appropriate, will review potential related party transactions to determine if they qualify as related party transactions, as defined under SEC rules. If so, as required by the Audit Committee’s charter, the transaction will be referred to Audit Committee for approval. In determining whether to approve a related party transaction, the Audit Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies. The Company’s policies and procedures for the review, approval or ratification of related party transactions are set forth in the Audit Committee’s charter.

Director Independence

We currently have ten directors serving as our board, a majority of whom we have determined to be “independent,” as that term is defined by the rules of the Nasdaq Stock Market. Our board of directors has evaluated the independence of its members based upon the rules of the Nasdaq Stock Market and the SEC. Applying these standards, our board of directors has affirmatively determined that, with the exception of Mr. Ludwig, each of our current directors is an independent director, as defined under the applicable rules. The board determined that Mr. Ludwig does not qualify as an independent director because he is an executive officer of the Company.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Accountant Fees
For the years ended December 31, 2024 and 2023, the Company incurred the following fees for professional services performed by Crowe LLP:

	2024	2023
Audit Fees(1)	$1,736,300	$898,688
Audit-Related Fees(2)	15,000	—
Tax Fees(3)	—	8,662
All Other Fees	5,198	—
(1) Audit fees include fees for professional services performed by Crowe LLP for (i) the audit of the Company’s consolidated financial statements, (ii) the review of the interim condensed consolidated financial statements included in quarterly reports on Form 10-Q, (iii) the services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements; and (iv) other services that generally only the principal accountant can provide. These services included fees for certain HUD audits.
(2) Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under “Audit Fees.”
(3) Tax fees include fees for the preparation of the tax return for the Captive Insurance Company.
(4) Fees related to Banking as a Service regulatory and compliance training.
Audit Committee Pre-Approval Policy
Among other things, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. We have adopted a pre-approval policy under which the Audit Committee approves in advance all audit and non-audit services to be performed by our independent registered public accounting firm. As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with the pre-approval policy, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by Crowe LLP for up to twelve months from the date of the pre-approval. All of the services referred to above for 2023 and 2024 were pre-approved by the Audit Committee.
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

(1)Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under Item 8 - "Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2024 and 2023
Consolidated Statements of Income – Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows – Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.
(3)Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit No.	Description
3.1	Articles of Incorporation of Midland States Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

3.2	By-laws of Midland States Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on April 11, 2016).

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

10.4*
Change of Control Agreement, dated as of May 3, 2023, between Midland States Bancorp, Inc. and Daniel E. Casey (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

10.5*
Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-210683), filed with the SEC on May 11, 2016).

10.6*
Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.7*
Deferred Compensation Plan for Executives of Midland States Bancorp, Inc. (Effective November 8, 2018) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

10.8*
The Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

10.9*
The Amended Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

10.10*
Form of Incentive Stock Option Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

10.11*
Form of Nonqualified Stock Option Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

10.12*
Form of Restricted Stock Unit Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

10.13*
Form of Restricted Stock Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

19.1	Midland States Bancorp, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

97.1	Midland States Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).

101.INS	The Inline XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document – filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document– filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document– filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document– filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document– filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Management contract or compensatory plan or arrangement

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND STATES BANCORP, INC.
Date: July 1, 2025	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	Jeffrey C. Smith	Chairman of the Board of Directors	July 1, 2025
Jeffrey C. Smith

/s/	Jeffrey G. Ludwig	President,	July 1, 2025
	Jeffrey G. Ludwig	Chief Executive Officer and Vice Chairman (Principal Executive Officer)

/s/	Eric T. Lemke	Chief Financial Officer	July 1, 2025
	Eric T. Lemke	(Principal Financial Officer)

/s/	Donald J. Spring	Chief Accounting Officer	July 1, 2025
	Donald J. Spring	(Principal Accounting Officer)

/s/	R. Dean. Bingham	Director	July 1, 2025
R. Dean. Bingham

/s/	Gerald J. Carlson	Director	July 1, 2025
Gerald J. Carlson

/s/	Jennifer L. DiMotta	Director	July 1, 2025
Jennifer L. DiMotta

/s/	Travis J. Franklin	Director	July 1, 2025
Travis J. Franklin

/s/	Jerry L. McDaniel	Director	July 1, 2025
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	July 1, 2025
Jeffrey M. McDonnell

/s/	Richard T. Ramos	Director	July 1, 2025
Richard T. Ramos

/s/	Robert F. Schultz	Director	July 1, 2025
Robert F. Schultz