Form 10-Q
period 2025-03-31
Midland States Bancorp, Inc.
filed 2025-08-08
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of July 22, 2025, the Registrant had 21,535,199 shares of outstanding common stock, $0.01 par value.

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$101,272	$114,055
Federal funds sold	734	711
Cash and cash equivalents	102,006	114,766
Investment securities available for sale, at fair value	1,364,201	1,207,574
Equity securities, at fair value	4,204	4,792
Loans	5,018,053	5,167,574
Allowance for credit losses on loans	(105,176)	(111,204)
Total loans, net	4,912,877	5,056,370
Loans held for sale	287,821	344,947
Premises and equipment, net	86,719	85,710
Other real estate owned	4,183	4,941
Nonmarketable equity securities	44,542	33,723
Accrued interest receivable	24,269	25,329
Loan servicing rights, at lower of cost or fair value	17,278	17,842
Goodwill	7,927	161,904
Other intangible assets, net	11,189	12,100
Company-owned life insurance	212,336	211,168
Credit enhancement asset	5,615	16,804
Other assets	199,637	208,839
Total assets	$7,284,804	$7,506,809

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,090,707	$1,055,564
Interest-bearing deposits	4,845,727	5,141,679
Total deposits	5,936,434	6,197,243
Short-term borrowings	40,224	87,499
Federal Home Loan Bank advances and other borrowings	498,000	258,000
Subordinated debt	77,754	77,749
Trust preferred debentures	51,358	51,205
Accrued interest payable and other liabilities	109,597	124,266
Total liabilities	6,713,367	6,795,962

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at March 31, 2025 and December 31, 2024, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,503,036 and 21,494,485 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	215	215
Capital surplus	435,299	434,346
Retained earnings	97,714	247,698
Accumulated other comprehensive loss, net of tax	(72,339)	(81,960)
Total shareholders’ equity	571,437	710,847
Total liabilities and shareholders’ equity	$7,284,804	$7,506,809
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans including fees:
Taxable	$77,668	$92,846
Tax exempt	356	390
Loans held for sale	4,563	55
Investment securities:
Taxable	14,975	10,179
Tax exempt	428	418
Nonmarketable equity securities	647	687
Federal funds sold and cash investments	718	951
Total interest income	99,355	105,526
Interest expense:
Deposits	34,615	39,214
Short-term borrowings	700	836
Federal Home Loan Bank advances and other borrowings	3,163	3,036
Subordinated debt	1,387	1,280
Trust preferred debentures	1,200	1,389
Total interest expense	41,065	45,755
Net interest income	58,290	59,771
Provision for credit losses:
Provision for credit losses on loans	10,850	19,942
Net interest income after provision for credit losses	47,440	39,829
Noninterest income:
Wealth management revenue	7,350	7,132
Service charges on deposit accounts	3,305	3,116
Interchange revenue	3,151	3,358
Residential mortgage banking revenue	676	527
Income on company-owned life insurance	2,334	1,801
Credit enhancement (loss) income	(578)	16,654
Other income	1,525	5,253
Total noninterest income	17,763	37,841
Noninterest expense:
Salaries and employee benefits	26,416	24,102
Occupancy and equipment	4,498	4,142
Data processing	6,919	6,722
FDIC insurance	1,463	1,274
Professional services	2,741	2,255
Marketing	793	737
Communications	329	342
Loan expense	1,335	1,231
Loan servicing fees	750	3,741
Impairment on goodwill	153,977	—
Amortization of intangible assets	911	1,089
Other expense	2,873	2,973
Total noninterest expense	203,005	48,608
(Loss) income before income taxes	(137,802)	29,062
Income tax expense	3,172	6,399
Net (loss) income	(140,974)	22,663
Preferred dividends	2,228	2,228
Net (loss) income available to common shareholders	$(143,202)	$20,435
Per common share data:
Basic (loss) earnings per common share	$(6.58)	$0.92
Diluted (loss) earnings per common share	$(6.58)	$0.92
Weighted average common shares outstanding	21,795,570	21,774,647
Weighted average diluted common shares outstanding	21,795,570	21,787,691
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(140,974)	$22,663
Other comprehensive income:
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	11,397	(6,094)
Income tax effect	(3,043)	1,643
Change in investment securities available for sale, net of tax	8,354	(4,451)
Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	864	(1,647)
Reclassification adjustment for net losses realized in net income	837	1,352
Income tax effect	(434)	80
Change in cash flow hedges, net of tax	1,267	(215)
Other comprehensive income (loss), net of tax	9,621	(4,666)
Total comprehensive (loss) income	$(131,353)	$17,997
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, December 31, 2024	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
Net loss	—	—	—	(140,974)	—	(140,974)
Other comprehensive income	—	—	—	—	9,621	9,621
Common dividends declared ($0.31 per share)	—	—	—	(6,782)	—	(6,782)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,228)	—	(2,228)
Share-based compensation expense	—	—	784	—	—	784
Issuance of common stock under employee benefit plans	—		169	—	—	169
Balances, March 31, 2025	$110,548	$215	$435,299	$97,714	$(72,339)	$571,437

Balances, December 31, 2023	$110,548	$216	$435,463	$245,639	$(76,753)	$715,113
Net income	—	—	—	22,663	—	22,663
Other comprehensive loss	—	—	—	—	(4,666)	(4,666)
Common dividends declared ($0.31 per share)	—	—	—	(6,772)	—	(6,772)
Preferred dividends declared ( $19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(1)	(1,943)	—	—	(1,944)
Share-based compensation expense	—	—	701	—	—	701
Issuance of common stock under employee benefit plans	—	—	177	—	—	177
Balances, March 31, 2024	$110,548	$215	$434,398	$259,302	$(81,419)	$723,044
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(140,974)	$22,663
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,850	19,942
Depreciation on premises and equipment	1,238	1,231
Amortization of intangible assets	911	1,089
Amortization of operating lease right-of-use asset	405	402
Amortization of loan servicing rights	570	676
Share-based compensation expense	784	701
Increase in cash surrender value of life insurance	(1,991)	(1,801)
Gain on proceeds from company-owned life insurance	(343)	—
Investment securities (accretion) amortization, net	(2,877)	(1,296)
Gain on sales of other real estate owned	(16)	(22)
Origination of loans held for sale	(17,832)	(14,070)
Proceeds from sales of loans and leases held for sale	19,044	17,627
Gain on sale of loans held for sale	(603)	(442)
Impairment on goodwill	153,977	—
Net change in operating assets and liabilities:
Accrued interest receivable	1,060	(569)
Credit enhancement asset	11,189	(980)
Other assets	6,428	3,078
Accrued expenses and other liabilities	(17,120)	(5,157)
Net cash provided by operating activities	24,700	43,072
Cash flows from investing activities:
Purchases of investment securities available for sale	(181,409)	(172,715)
Maturities and payments on investment securities available for sale	42,543	42,464
Purchases of equity securities	(18)	(93)
Net decrease in loans	189,065	147,539
Purchases of premises and equipment	(1,846)	(527)
Purchases of nonmarketable equity securities	(37,237)	(58,162)
Proceeds from redemptions of nonmarketable equity securities	26,418	68,107
Proceeds from sales of other real estate owned	783	301
Proceeds from settlements of company-owned life insurance	1,166	—
Net cash provided by investing activities	39,465	26,914
Cash flows from financing activities:
Net (decrease) increase in deposits	(260,809)	14,455
Net (decrease) increase in short-term borrowings	(47,275)	179,581
Net increase (decrease) in short-term FHLB borrowings	240,000	(166,000)
Proceeds from long-term FHLB borrowings	75,000	35,000
Payments made on long-term FHLB borrowings and other borrowings	(75,000)	(90,000)
Cash dividends paid on preferred stock	(2,228)	(2,228)
Cash dividends paid on common stock	(6,782)	(6,772)
Common stock repurchased	—	(1,944)
Proceeds from issuance of common stock under employee benefit plans	169	177
Net cash used in financing activities	(76,925)	(37,731)
Net (decrease) increase in cash and cash equivalents	(12,760)	32,255
Cash and cash equivalents:
Beginning of period	114,766	135,061
End of period	$102,006	$167,316
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$43,557	$46,187
Income tax paid (net of refunds)	754	985
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	9	51
Right of use assets obtained in exchange for lease obligations	837	222
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
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on July 1, 2025. Certain reclassifications of 2024 amounts have been made to conform to the 2025 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.
Accounting Guidance Adopted in 2025
FASB ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories, if items meet a quantitative threshold. The pronouncement also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The ASU is effective for fiscal years beginning after December 15, 2024. The adoption of this accounting pronouncement will have no material impact aside from additional disclosures presented in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ending December 31, 2025.
Accounting Guidance Not Yet Adopted
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

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$1,000	$—	$—	$1,000
U.S. government sponsored entities and U.S. agency securities	26,350	34	(1,284)	25,100
Mortgage-backed securities - agency (1)	1,088,322	2,102	(84,085)	1,006,339
Mortgage-backed securities - non-agency	96,787	1,428	(3,027)	95,188
Asset-backed student loans	47,675	38	(312)	47,401
State and municipal securities	75,176	246	(6,311)	69,111
Collateralized loan obligations	39,155	86	(29)	39,212
Corporate securities	85,555	191	(4,896)	80,850
Total available for sale securities	$1,460,020	$4,125	$(99,944)	$1,364,201
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of March 31, 2025 was $(1.6 million). See Note 7 - Derivative Instruments for additional information regarding these derivative financial instruments.

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$21,655	$25	$(1,539)	$20,141
Mortgage-backed securities - agency (1)	938,513	3,411	(94,868)	847,056
Mortgage-backed securities - non-agency	103,051	1,410	(3,449)	101,012
Asset-backed student loans	50,007	66	(100)	49,973
State and municipal securities	75,597	96	(6,632)	69,061
Collateralized loan obligations	40,365	92	(7)	40,450
Corporate securities	85,602	42	(5,763)	79,881
Total available for sale securities	$1,314,790	$5,142	$(112,358)	$1,207,574
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of December 31, 2024 was $1.9 million. See Note 7 - Derivative Instruments for additional information regarding these derivative financial instruments.

Excluding securities issued or backed by U.S. government or its sponsored entities and agencies, there were no investments in securities from one issuer that exceeded 10% of shareholders' equity as of March 31, 2025 and December 31, 2024.
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, at March 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$5,686	$5,635
After one year through five years	60,338	57,238
After five years through ten years	105,919	98,427
After ten years	102,968	101,374
Mortgage-backed securities	1,185,109	1,101,527
Total available for sale securities	$1,460,020	$1,364,201

There were no sales of investment securities available for sale for the three months ended March 31, 2025 and 2024.
Unrealized losses and fair values for investment securities available for sale as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$4,993	$7	$8,723	$1,277	$13,716	$1,284
Mortgage-backed securities - agency	219,370	5,332	408,080	78,753	627,450	84,085
Mortgage-backed securities - non-agency	4,749	10	23,876	3,017	28,625	3,027
Asset-backed student loans	14,455	200	15,004	112	29,459	312
State and municipal securities	5,492	124	42,978	6,187	48,470	6,311
Collateralized loan obligations	8,701	9	3,275	20	11,976	29
Corporate securities	—	—	74,923	4,896	74,923	4,896
Total available for sale securities	$257,760	$5,682	$576,859	$94,262	$834,619	$99,944

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$4,973	$27	$8,488	$1,512	$13,461	$1,539
Mortgage-backed securities - agency	300,427	9,735	385,332	85,133	685,759	94,868
Mortgage-backed securities - non-agency	12,433	33	24,153	3,416	36,586	3,449
Asset-backed student loans	17,734	99	2,130	1	19,864	100
State and municipal securities	21,209	365	43,131	6,267	64,340	6,632
Collateralized loan obligations	7,468	7	—	—	7,468	7
Corporate securities	23,833	1,910	52,271	3,853	76,104	5,763
Total available for sale securities	$388,077	$12,176	$515,505	$100,182	$903,582	$112,358

    At March 31, 2025, 263 investment securities available for sale had unrealized losses with aggregate depreciation of 10.68% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial:
Commercial	$772,876	$818,496
Commercial other	496,686	541,324
Commercial real estate:
Commercial real estate non-owner occupied	1,597,251	1,628,961
Commercial real estate owner occupied	441,910	440,806
Multi-family	486,141	454,249
Farmland	67,023	67,648
Construction and land development	264,966	299,842
Total commercial loans	4,126,853	4,251,326
Residential real estate:
Residential first lien	312,367	315,775
Other residential	60,728	64,782
Consumer:
Consumer	91,371	96,202
Consumer other	53,566	48,099
Lease financing	373,168	391,390
Total loans	$5,018,053	$5,167,574
Total loans include net deferred loan costs of $0.6 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively, and unearned discounts of $53.3 million and $56.7 million within the lease financing portfolio at March 31, 2025 and December 31, 2024, respectively.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three months ended March 31, 2025 and 2024, are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Beginning balance	$40,410	$20,990
New loans and other additions	2,358	—
Repayments and other reductions	(740)	(264)
Ending balance	$42,028	$20,726

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2025 and 2024:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended March 31, 2025:
Balance, beginning of period	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204
Provision for credit losses on loans	3,580	2,954	(529)	(74)	940	3,979	10,850
Charge-offs	(13,300)	(723)	—	(72)	(453)	(3,448)	(17,996)
Recoveries	498	1	—	18	48	553	1,118
Balance, end of period	$33,554	$39,069	$3,021	$7,874	$5,935	$15,723	$105,176
Changes in allowance for credit losses on loans for the three months ended March 31, 2024:
Balance, beginning of period	$29,672	$20,229	$4,163	$5,553	$86,762	$12,940	$159,319
Provision for credit losses on loans	1,776	1,677	8,466	82	5,931	2,010	19,942
Charge-offs	(4,860)	(691)	—	(35)	(11,757)	(1,665)	(19,008)
Recoveries	116	152	—	55	87	181	591
Balance, end of period	$26,704	$21,367	$12,629	$5,655	$81,023	$13,466	$160,844

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

Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that do not share similar risk characteristics with other loans in the pool.
The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$9,705	$—	$9,705	$2,678	$7,074	$9,752
Commercial other	4,120	—	4,120	3,439	—	3,439
Commercial real estate:
Commercial real estate non-owner occupied	19,669	13,867	33,536	9,173	24,187	33,360
Commercial real estate owner occupied	9,317	9,285	18,602	1,407	16,871	18,278
Multi-family	44,476	8,140	52,616	2,363	51,770	54,133
Farmland	1,492	—	1,492	1,148	—	1,148
Construction and land development	39	8,399	8,438	39	8,399	8,438
Total commercial loans	88,818	39,691	128,509	20,247	108,301	128,548
Residential real estate:
Residential first lien	2,960	481	3,441	2,501	491	2,992
Other residential	468	—	468	446	—	446
Consumer:
Consumer	67	—	67	20	—	20
Lease financing	7,004	—	7,004	8,132	—	8,132
Total loans	$99,317	$40,172	$139,489	$31,346	$108,792	$140,138
    There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2025 and 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.4 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.
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

The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of March 31, 2025 and December 31, 2024:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
March 31, 2025
Commercial:
Commercial	$—	$6,693	$575	$7,268
Commercial real estate:
Non-owner occupied	24,424	—	—	24,424
Owner occupied	9,542	7,491	—	17,033
Multi-family	52,616	—	—	52,616
Construction and land development	8,399	—	—	8,399
Lease financing	—	—	274	274
Total collateral dependent loans	$94,981	$14,184	$849	$110,014

December 31, 2024
Commercial:
Commercial	$—	$7,074	$—	$7,074
Commercial real estate:
Non-owner occupied	24,188	—	—	24,188
Owner occupied	9,284	7,587	—	16,871
Multi-family	54,133	—	—	54,133
Construction and land development	8,399	—	—	8,399
Lease financing	—	—	465	465
Total collateral dependent loans	$96,004	$14,661	$465	$111,130

The aging status of the recorded investment in loans by portfolio as of March 31, 2025 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$3,955	$18	$—	$3,973	$9,705	$759,198	$772,876
Commercial other	13,037	3,321	5,670	22,028	4,120	470,538	496,686
Commercial real estate:
Commercial real estate non-owner occupied	7,173	—	—	7,173	33,536	1,556,542	1,597,251
Commercial real estate owner occupied	906	—	257	1,163	18,602	422,145	441,910
Multi-family	5,527	—	—	5,527	52,616	427,998	486,141
Farmland	289	—	—	289	1,492	65,242	67,023
Construction and land development	1,649	—	—	1,649	8,438	254,879	264,966
Total commercial loans	32,536	3,339	5,927	41,802	128,509	3,956,542	4,126,853
Residential real estate:
Residential first lien	59	192	—	251	3,441	308,675	312,367
Other residential	218	—	—	218	468	60,042	60,728
Consumer:
Consumer	198	20	—	218	67	91,086	91,371
Consumer other	429	437	—	866	—	52,700	53,566
Lease financing	8,805	1,988	274	11,067	7,004	355,097	373,168
Total loans	$42,245	$5,976	$6,201	$54,422	$139,489	$4,824,142	$5,018,053
The aging status of the recorded investment in loans by portfolio as of December 31, 2024 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$4,562	$349	$—	$4,911	$9,752	$803,833	$818,496
Commercial other	9,578	6,284	10,769	26,631	3,439	511,254	541,324
Commercial real estate:
Commercial real estate non-owner occupied	11,732	—	—	11,732	33,360	1,583,869	1,628,961
Commercial real estate owner occupied	985	—	—	985	18,278	421,543	440,806
Multi-family	—	—	—	—	54,133	400,116	454,249
Farmland	48	—	—	48	1,148	66,452	67,648
Construction and land development	—	—	—	—	8,438	291,404	299,842
Total commercial loans	26,905	6,633	10,769	44,307	128,548	4,078,471	4,251,326
Residential real estate:
Residential first lien	21	650	—	671	2,992	312,112	315,775
Other residential	91	38	—	129	446	64,207	64,782
Consumer:
Consumer	314	40	—	354	20	95,828	96,202
Consumer other	345	211	—	556	—	47,543	48,099
Lease financing	4,679	3,754	—	8,433	8,132	374,825	391,390
Total loans	$32,355	$11,326	$10,769	$54,450	$140,138	$4,972,986	$5,167,574

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
The following table represents, by loan portfolio segment, a summary of the loan restructuring for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Balance	Count	Balance	Count
Commercial:
Commercial	$973	1	$—	—
Commercial other	306	2	746	4
Total commercial loans	1,279	3	746	4
Residential real estate:
Residential first lien	150	3	—	—
Other residential	11	1	—	—
Lease financing	—	—	716	3
Total loan restructurings	$1,440	7	$1,462	7

	Balance	Count	Balance	Count
Interest Rate Reduction	$306	2	$—	—
Term Extension	1,134	5	1,462	7
Payment Deferral	—	—	—	—
Total loan restructurings	$1,440	7	$1,462	7
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the payment performance of such loans that have been modified in the last twelve months:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$2,302	$2,302
Commercial other	17	—	25	42	569	611
Commercial real estate:
Commercial real estate non-owner occupied	—	—	10,557	10,557	21,321	31,878
Commercial real estate owner occupied	—	—	—	—	6,068	6,068
Multi-family	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Construction and land development	—	—	—	—	7,271	7,271
Total commercial loans	17	—	10,582	10,599	37,531	48,130
Residential real estate:
Residential first lien	264	—	—	264	282	546
Other residential	37	—	—	37	51	88
Consumer:
Consumer	—	—	—	—	42	42
Consumer other	—	—	—	—	—	—
Lease financing	383	—	—	383	635	1,018
Total loan restructurings	$701	$—	$10,582	$11,283	$38,541	$49,824
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of March 31, 2025 and December 31, 2024:

			March 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$99,917	$94,469	$99,266	$33,772	$56,675	$58,869	$306,767	$749,735
		Special mention	—	—	—	—	—	51	178	229
		Substandard	—	126	2,561	288	1,085	1,480	7,667	13,207
		Substandard – nonaccrual	—	84	837	4,271	513	3,218	782	9,705
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	99,917	94,679	102,664	38,331	58,273	63,618	315,394	772,876

	Commercial other	Acceptable credit quality	23,371	91,507	84,933	118,294	49,716	30,710	87,045	485,576
		Special mention	—	69	1,877	1,567	1,817	174	—	5,504
		Substandard	—	200	30	—	—	126	1,130	1,486
		Substandard – nonaccrual	—	115	1,626	1,321	471	427	160	4,120
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	23,371	91,891	88,466	121,182	52,004	31,437	88,335	496,686

Commercial real estate	Non-owner occupied	Acceptable credit quality	93,119	364,235	177,254	424,203	226,709	193,686	11,418	1,490,624
		Special mention	—	7,918	4,014	9,851	176	4,244	—	26,203
		Substandard	—	62	2,031	7,821	4,118	32,856	—	46,888
		Substandard – nonaccrual	—	74	7,737	7,868	4,456	13,401	—	33,536
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	93,119	372,289	191,036	449,743	235,459	244,187	11,418	1,597,251

	Owner occupied	Acceptable credit quality	50,398	60,242	48,334	93,495	71,750	93,791	628	418,638
		Special mention	—	847	—	—	—	161	—	1,008
		Substandard	333	510	—	—	—	2,819	—	3,662
		Substandard – nonaccrual	—	387	—	17,239	264	408	304	18,602
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	50,731	61,986	48,334	110,734	72,014	97,179	932	441,910

	Multi-family	Acceptable credit quality	10,562	40,213	14,622	211,478	75,030	35,158	679	387,742
		Special mention	—	—	7,650	32,868	—	—	—	40,518
		Substandard	—	—	—	—	5,224	41	—	5,265
		Substandard – nonaccrual	—	27,354	8,890	—	—	16,372	—	52,616
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	10,562	67,567	31,162	244,346	80,254	51,571	679	486,141

	Farmland	Acceptable credit quality	11,051	2,108	8,081	4,120	8,930	28,324	1,505	64,119
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	1,210	—	13	189	—	1,412
		Substandard – nonaccrual	—	—	—	344	—	1,100	48	1,492
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	11,051	2,108	9,291	4,464	8,943	29,613	1,553	67,023

Construction and land development		Acceptable credit quality	41,568	80,744	28,246	57,083	12,009	1,188	25,034	245,872
		Special mention	—	1,571	—	—	—	—	—	1,571
		Substandard	—	5,700	—	—	—	—	—	5,700
		Substandard – nonaccrual	—	—	—	—	8,399	39	—	8,438
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	367	2,216	456	325	—	21	—	3,385
		Subtotal	41,935	90,231	28,702	57,408	20,408	1,248	25,034	264,966

Total		Acceptable credit quality	329,986	733,518	460,736	942,445	500,819	441,726	433,076	3,842,306
		Special mention	—	10,405	13,541	44,286	1,993	4,630	178	75,033
		Substandard	333	6,598	5,832	8,109	10,440	37,511	8,797	77,620
		Substandard – nonaccrual	—	28,014	19,090	31,043	14,103	34,965	1,294	128,509
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	367	2,216	456	325	—	21	—	3,385
Total commercial loans			$330,686	$780,751	$499,655	$1,026,208	$527,355	$518,853	$443,345	$4,126,853

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$103,345	$100,478	$66,135	$59,613	$28,661	$39,895	$343,577	$741,704
		Special mention	54,838	—	—	—	—	60	277	55,175
		Substandard	464	2,964	626	1,311	196	1,239	5,065	11,865
		Substandard – nonaccrual	—	635	4,601	514	12	3,202	788	9,752
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	158,647	104,077	71,362	61,438	28,869	44,396	349,707	818,496

	Commercial other	Acceptable credit quality	101,877	94,515	133,745	59,701	25,688	14,016	103,794	533,336
		Special mention	1	2,132	1,100	964	197	94	—	4,488
		Substandard	—	31	—	—	—	—	30	61
		Substandard – nonaccrual	119	646	1,406	682	93	394	99	3,439
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	101,997	97,324	136,251	61,347	25,978	14,504	103,923	541,324

Commercial real estate	Non-owner occupied	Acceptable credit quality	404,475	179,499	460,447	261,886	79,830	130,160	6,729	1,523,026
		Special mention	12,392	4,079	—	178	3,988	274	—	20,911
		Substandard	62	2,061	8,149	4,190	4,463	32,739	—	51,664
		Substandard – nonaccrual	80	7,737	7,861	4,509	—	13,173	—	33,360
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	417,009	193,376	476,457	270,763	88,281	176,346	6,729	1,628,961

	Owner occupied	Acceptable credit quality	61,613	43,344	95,334	101,717	46,914	62,723	629	412,274
		Special mention	849	—	—	—	—	214	—	1,063
		Substandard	469	5,469	381	—	—	2,872	—	9,191
		Substandard – nonaccrual	317	—	16,971	264	1	421	304	18,278
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	63,248	48,813	112,686	101,981	46,915	66,230	933	440,806

	Multi-family	Acceptable credit quality	49,292	14,682	224,849	60,428	27,417	9,519	978	387,165
		Special mention	—	7,650	—	—	—	—	—	7,650
		Substandard	—	—	—	5,258	—	43	—	5,301
		Substandard – nonaccrual	27,354	8,890	—	899	—	16,990	—	54,133
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	76,646	31,222	224,849	66,585	27,417	26,552	978	454,249

	Farmland	Acceptable credit quality	4,157	9,540	4,557	16,794	10,046	19,588	1,690	66,372
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	13	—	115	—	128
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	4,157	9,540	4,557	16,807	10,046	20,803	1,738	67,648

Construction and land development		Acceptable credit quality	71,889	27,121	106,277	25,780	—	1,153	38,829	271,049
		Special mention	11,409	—	—	—	—	—	—	11,409
		Substandard	5,848	—	—	—	—	—	—	5,848
		Substandard – nonaccrual	—	—	—	8,399	—	39	—	8,438
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
		Subtotal	91,378	27,591	106,651	34,179	—	1,214	38,829	299,842

Total		Acceptable credit quality	796,648	469,179	1,091,344	585,919	218,556	277,054	496,226	3,934,926
		Special mention	79,489	13,861	1,100	1,142	4,185	642	277	100,696
		Substandard	6,843	10,525	9,156	10,772	4,659	37,008	5,095	84,058
		Substandard – nonaccrual	27,870	17,908	30,839	15,267	106	35,319	1,239	128,548
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
Total commercial loans			$913,082	$511,943	$1,132,813	$613,100	$227,506	$350,045	$502,837	$4,251,326

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three months ended March 31, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended March 31, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$64	$—	$64
	Commercial Other	—	42	792	1,015	227	78	11,082	13,236
Commercial Real Estate	Multi-family	—	—	—	—	—	723	—	723
Total gross commercial charge-offs		$—	$42	$792	$1,015	$227	$865	$11,082	$14,023

		Term Loans by Origination Year
		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended March 31, 2024
Commercial	Commercial	$—	$—	$2,450	$—	$10	$1	$102	$2,563
	Commercial Other	—	866	1,074	294	20	43	—	2,297
Commercial Real Estate	Owner occupied	—	—	—	—	138	553	—	691
Total gross commercial charge-offs		$—	$866	$3,524	$294	$168	$597	$102	$5,551
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of March 31, 2025 and December 31, 2024:

			March 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$2,767	$30,127	$41,063	$68,239	$34,997	$131,696	$37	$308,926
		Nonperforming	—	—	137	196	307	2,801	—	3,441
		Subtotal	2,767	30,127	41,200	68,435	35,304	134,497	37	312,367

	Other residential	Performing	642	2,295	2,143	816	239	1,960	52,165	60,260
		Nonperforming	—	—	—	—	—	154	314	468
		Subtotal	642	2,295	2,143	816	239	2,114	52,479	60,728

Consumer	Consumer	Performing	2,814	20,174	19,647	15,124	22,290	10,135	1,120	91,304
		Nonperforming	—	—	34	4	—	25	4	67
		Subtotal	2,814	20,174	19,681	15,128	22,290	10,160	1,124	91,371

	Consumer other	Performing	—	—	370	34,350	8,045	10,801	—	53,566
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	370	34,350	8,045	10,801	—	53,566

Leases financing		Performing	26,563	84,352	89,919	94,268	38,173	32,615	—	365,890
		Nonperforming	—	484	2,220	3,332	685	557	—	7,278
		Subtotal	26,563	84,836	92,139	97,600	38,858	33,172	—	373,168

Total		Performing	32,786	136,948	153,142	212,797	103,744	187,207	53,322	879,946
		Nonperforming	—	484	2,391	3,532	992	3,537	318	11,254
Total other loans			$32,786	$137,432	$155,533	$216,329	$104,736	$190,744	$53,640	$891,200

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$29,754	$41,263	$69,334	$35,539	$27,282	$109,572	$39	$312,783
		Nonperforming	—	137	196	312	139	2,208	—	2,992
		Subtotal	29,754	41,400	69,530	35,851	27,421	111,780	39	315,775

	Other residential	Performing	2,620	2,218	874	257	308	1,822	56,237	64,336
		Nonperforming	—	—	—	—	—	148	298	446
		Subtotal	2,620	2,218	874	257	308	1,970	56,535	64,782

Consumer	Consumer	Performing	22,405	21,182	16,636	23,632	3,542	7,874	911	96,182
		Nonperforming	—	—	5	—	—	12	3	20
		Subtotal	22,405	21,182	16,641	23,632	3,542	7,886	914	96,202

	Consumer other	Performing	—	536	29,939	7,510	3,677	6,437	—	48,099
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	536	29,939	7,510	3,677	6,437	—	48,099

Leases financing		Performing	94,432	96,171	106,809	44,213	24,774	16,859	—	383,258
		Nonperforming	77	3,720	3,017	992	239	87	—	8,132
		Subtotal	94,509	99,891	109,826	45,205	25,013	16,946	—	391,390

Total
		Performing	149,211	161,370	223,592	111,151	59,583	142,564	57,187	904,658
		Nonperforming	77	3,857	3,218	1,304	378	2,455	301	11,590
Total other loans			$149,288	$165,227	$226,810	$112,455	$59,961	$145,019	$57,488	$916,248

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three months ended March 31, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended March 31, 2025
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$27	$—	$27
	Other residential	—	—	—	25	—	1	19	45
Consumer	Consumer	—	1	5	2	—	1	4	13
	Consumer other	4	52	17	15	5	347	—	440
Lease financing		—	143	1,706	1,231	209	159	—	3,448
Total gross other charge-offs		$4	$196	$1,728	$1,273	$214	$535	$23	$3,973

		Term Loans by Origination Year
		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended March 31, 2024
Residential real estate	Residential first lien	$—	$—	$11	$—	$—	$—	$—	$11
	Other residential	—	—	16	—	—	—	8	24
Consumer	Consumer	—	—	—	—	6	27	—	33
	Consumer other	—	2,657	5,726	1,375	862	1,104	—	11,724
Lease financing		—	123	1,371	114	37	20	—	1,665
Total gross other charge-offs		$—	$2,780	$7,124	$1,489	$905	$1,151	$8	$13,457
NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Land	$15,986	$15,986
Buildings and improvements	84,685	83,296
Furniture and equipment	36,966	36,526
Lease right-of-use assets	9,246	8,830
Total	146,883	144,638
Accumulated depreciation	(60,164)	(58,928)
Premises and equipment, net	$86,719	$85,710
    Depreciation expense for the three months ended March 31, 2025 and 2024 was $1.2 million for each period.
The Company has entered into operating leases, primarily for banking offices and operating facilities, which have remaining lease terms of 9 months to 13 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $9.2 million and $8.8 million as of March 31, 2025 and December 31, 2024, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $10.5 million and $10.1 million as of March 31, 2025 and December 31, 2024, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.

Information related to operating leases for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Operating lease cost	$498	$476
Operating cash flows from leases	518	572
Right-of-use assets obtained in exchange for lease obligations	837	222
Weighted average remaining lease term	6.7 years	7.6 years
Weighted average discount rate	3.72%	3.44%
The projected minimum rental payments under the terms of the leases as of March 31, 2025 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2025 remaining	$1,310
2026	2,003
2027	1,892
2028	1,840
2029	1,640
Thereafter	3,254
Total future minimum lease payments	11,939
Less imputed interest	(1,420)
Total operating lease liabilities	$10,519

NOTE 5 - OPERATING LEASES - LESSOR
The Company provides financing for various types of equipment through operating leasing arrangements. The equipment leased to others is carried at cost less accumulated depreciation in other assets on our consolidated balance sheets. The Company had equipment leased to others of $26.8 million and $30.7 million at March 31, 2025 and December 31, 2024, respectively, net of accumulated depreciation of $18.5 million and $18.1 million at March 31, 2025 and December 31, 2024, respectively. The Company recorded lease income of $3.1 million and $4.5 million related to lease payments for operating leases in other income on our consolidated statements of income for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense related to leased equipment was $2.3 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.
The Company performs assessment of the recoverability of long-lived assets when events or changes in circumstances indicate their carrying values may not be recoverable.
The future lease payments receivable from operating leases as of March 31, 2025 are as follows:

(dollars in thousands)	Amount
Year ending December 31:
2025 remaining	$7,873
2026	3,471
2027	2,354
2028	1,245
2029	698
Thereafter	48
Total future minimum lease payments	$15,689

NOTE 6 – GOODWILL
The carrying amount of goodwill by segment at March 31, 2025 and December 31, 2024 is summarized as follows:

(dollars in thousands)	2025	2024
Banking	$3,181	$157,158
Wealth management	4,746	4,746
Total goodwill	$7,927	$161,904
    The Company performed a quantitative impairment test on its Banking reporting unit as of December 31, 2024, and engaged a third-party service provider to assist Management with the determination of the fair value of the Company. The resulting calculation indicated that the fair value of the Banking reporting unit exceeded its carrying amount by approximately 7% as of December 31, 2024, which resulted in a determination of no impairment loss.
During the first quarter of 2025, Management determined that a triggering event had occurred at its Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the Company's stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized $154.0 million of goodwill impairment expense. The impairment did not impact our regulatory capital ratios, tangible common equity ratio, or our liquidity position.
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
NOTE 7 – DERIVATIVE INSTRUMENTS
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

	March 31, 2025			December 31, 2024
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges
Interest rate contracts
Fair value hedges
Investment securities available for sale	$1,263	$2,750	$285,818	$2,653	$654	$167,363
Cash flow hedges
Investment securities available for sale	1,197	—	90,000	—	—	—
Pools of commercial and commercial real estate loans	2,285	3,125	300,000	—	4,502	200,000
FHLB advances, brokered CDs and other borrowings	439	347	125,000	863	281	75,000
Total derivatives designated as accounting hedges	$5,184	$6,222	$800,818	$3,516	$5,437	$442,363
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	$150	$150	$53,952	$218	$218	$54,390
Interest rate lock commitments	226	—	8,570	71	—	3,907
Forward commitments to sell mortgage-backed securities	—	53	10,750	32	—	10,198
Total derivatives not designated as accounting hedges	$376	$203	$73,272	$321	$218	$68,495
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Investment securities available for sale	$373,958	$286,982	$1,837	$3,323

Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income.

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2025	2024		2025	2024
Three Months Ended March 31,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$(3,486)	$1,015	Interest income on investment securities available for sale	$3,491	$(1,018)
The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income.

	Gain (loss) recognized in AOCI on derivative		Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2025	2024		2025	2024
Three Months Ended March 31,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$1,117	$(3,070)	Interest income on loans	$(1,005)	$(1,546)
Investment securities available for sale	446	—	Interest income on investment securities	28	—
FHLB advances, brokered CDs and other borrowings	(699)	1,423	Interest expense	140	194
Total loss on cash flow hedging relationships	$864	$(1,647)		$(837)	$(1,352)
During the next 12 months, we estimate $1.5 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income.

	Location of gain recognized in income on derivative	Three Months Ended March 31,
(dollars in thousands)		2025	2024
Three Months Ended March 31,
Gain on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$70	$117
Total gain on derivative instruments not designated as accounting hedges		$70	$117
Credit Enhancement Derivatives
The Company has recognized derivative instruments associated with agreements entered into with third-party providers that support loan programs for which the Company originates and holds loans on its balance sheet. Th third-party agreements include contractual credit enhancements that transfer certain risks and benefits to or from the Company, resulting in recognition of a derivative. The value of this derivative consists primarily of two components: (1) the credit loss reimbursement value, representing the present value of expected future payments from the third party for loan losses, and (2) the interest yield guarantee value, representing the present value of cash flows the Company expects to receive to ensure a minimum yield on the portfolio when actual borrower payments fall short.
The fair value of the derivatives was $5.6 million and $16.8 million as of March 31, 2025 and December 31, 2024, respectively. The Company utilizes a third-party valuation specialist to estimate fair value using the income approach, based on the present value of expected future cash flows. The valuation relies on Level 3 unobservable inputs, including assumptions regarding credit loss rates, borrower prepayments, program yield performance, and discount rates. Changes in fair value are recorded in noninterest income, and the Company does not apply hedge accounting to these instruments
The following table summarizes the most significant inputs and assumptions in determining the value of the credit enhancement derivatives as well as the resulting fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average interest rate	9.50%	9.50%
Implied/selected cohort default rate (CDR)	15.00%	15.00%
Selected LGD	85.00%	85.00%
Annual expected loss	12.75%	12.75%
Credit mark	(21.86)%	(20.66)%
Interest mark	11.80%	10.04%
Fair value of derivative	10.06%	10.61%
NOTE 8 – DEPOSITS
The following table summarizes the classification of deposits as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing demand	$1,090,707	$1,055,564
Interest-bearing:
Checking	2,161,282	2,378,256
Money market	1,154,403	1,173,630
Savings	522,663	507,305
Time	1,007,379	1,082,488
Total deposits	$5,936,434	$6,197,243

NOTE 9 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
FHLB advances – fixed rate, fixed term at rates averaging 4.50% at March 31, 2025 and December 31, 2024 - maturing through October 2029	$133,000	$133,000
FHLB advances – putable fixed rate at rates averaging 3.69% at both March 31, 2025 and December 31, 2024 – maturing through July 2034 with call provisions through May 2025	125,000	125,000
FHLB advances – Short term fixed rate at rates averaging 4.44% at March 31, 2025	240,000	—
Total FHLB advances and other borrowings	$498,000	$258,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $3.10 billion and $3.23 billion at March 31, 2025 and December 31, 2024, respectively. Based on this collateral, the Company was eligible to borrow $1.02 billion from the FHLB at March 31, 2025.

NOTE 10 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at March 31, 2025 and December 31, 2024:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At March 31, 2025
Outstanding amount	$50,750	$27,250	$78,000
Carrying amount	50,750	27,004	77,754
Current rate	7.91%	5.50%
At December 31, 2024
Outstanding amount	$50,750	$27,250	$78,000
Carrying amount	50,750	26,999	77,749
Current rate	7.94%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually through 9/30/2024; Quarterly for all subsequent periods	Semiannually through 9/30/2029; Quarterly for all subsequent periods
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the three months ended March 31, 2025
Balance, beginning of period	$(79,021)	$(2,939)	$(81,960)
Other comprehensive income before reclassifications	8,354	650	9,004
Amounts reclassified from AOCI to income(1)	—	617	617
Balance, end of period	$(70,667)	$(1,672)	$(72,339)
Changes in AOCI for the three months ended March 31, 2024
Balance, beginning of period	$(71,556)	$(5,197)	$(76,753)
Other comprehensive loss before reclassifications	(4,451)	(1,202)	(5,653)
Amounts reclassified from AOCI to income(1)	—	987	987
Balance, end of period	$(76,007)	$(5,412)	$(81,419)
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Details about AOCI components	Amounts reclassified from AOCI		Affected line item in the statement of income
Gains and losses on cash flow hedges	(837)	(1,352)	Interest income (expense)
	220	365	Income tax (expense) benefit
	$(617)	$(987)	Net income

NOTE 12 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Net (loss) income	$(140,974)	$22,663
Preferred dividends declared	(2,228)	(2,228)
Net (loss) income available to common shareholders	(143,202)	20,435
Common shareholder dividends	(6,666)	(6,666)
Unvested restricted stock award dividends	(116)	(106)
Undistributed earnings to unvested restricted stock awards	—	(209)
Undistributed (loss) earnings to common shareholders	$(149,984)	$13,454
Basic
Distributed earnings to common shareholders	$6,666	$6,666
Undistributed (loss) earnings to common shareholders	(149,984)	13,454
Total common shareholders (loss) earnings, basic	$(143,318)	$20,120
Diluted
Distributed earnings to common shareholders	$6,666	$6,666
Undistributed (loss) earnings to common shareholders	(149,984)	13,454
Total common shareholders (loss) earnings	(143,318)	20,120
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders (loss) earnings, diluted	$(143,318)	$20,120
Weighted average common shares outstanding, basic	21,795,570	21,774,647
Dilutive effect of options	—	13,044
Weighted average common shares outstanding, diluted	21,795,570	21,787,691
Basic (loss) earnings per common share	$(6.58)	$0.92
Diluted (loss) earnings per common share	(6.58)	0.92

Antidilutive stock options(1)	253,061	235,652
(1)The diluted earnings per common share computation excludes antidilutive stock options because the exercise prices of these stock options exceeded the average market prices of the Company's common shares for those respective periods. For periods in which a net loss is recognized all contingently issuable shares are reported as antidilutive.
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at March 31, 2025 and December 31, 2024, are summarized below:

	March 31, 2025
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$1,000	$1,000	$—	$—
U.S. government sponsored entities and U.S. agency securities	25,100	—	25,100	—
Mortgage-backed securities - agency	1,006,339	—	1,006,339	—
Mortgage-backed securities - non-agency	95,188	—	95,188	—
Asset-backed student loans	47,401	—	47,401	—
State and municipal securities	69,111	—	69,111	—
Collateralized loan obligations	39,212	—	39,212	—
Corporate securities	80,850	—	80,850	—
Equity securities	4,204	4,204	—	—
Residential loans held for sale	7,510	—	7,510	—
Credit enhancement asset	5,615	—	—	5,615
Derivative assets	5,260	—	5,260	—
Total	$1,386,790	$5,204	$1,375,971	$5,615
Liabilities
Derivative liabilities	$6,125	$—	$6,125	$—
Total	$6,125	$—	$6,125	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$106,354	$—	$—	$106,354
Consumer loans held for sale	280,311	—	—	280,311
Other real estate owned	4,183	—	—	4,183

	December 31, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$20,141	$—	$20,141	$—
Mortgage-backed securities - agency	847,056	—	847,056	—
Mortgage-backed securities - non-agency	101,012	—	101,012	—
Asset-backed student loans	49,973	—	49,973	—
State and municipal securities	69,061	—	69,061	—
Collateralized loan obligations	40,450	—	40,450	—
Corporate securities	79,881	—	79,881	—
Equity securities	4,792	4,792	—	—
Loans held for sale	8,228	—	8,228	—
Credit enhancement asset	16,804	—	—	16,804
Derivative assets	3,837	—	3,837	—
Total	$1,241,235	$4,792	$1,219,639	$16,804
Liabilities
Derivative liabilities	$5,655	$—	$5,655	$—
Total	$5,655	$—	$5,655	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$120,222	$—	$—	$120,222
Consumer loans held for sale	336,719	—	—	336,719
Other real estate owned	4,941	—	—	4,941
    The following table presents losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Nonperforming loans	$2,012	$4,834
Total losses on assets measured on a nonrecurring basis	$2,012	$4,834

    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at March 31, 2025 and December 31, 2024:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
March 31, 2025
Nonperforming loans	$106,354	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 99.89% (11.48%)
Other real estate loans	4,183	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 97.00% (50.68%)
Consumer loans held for sale(2)	280,311	Discounted cash flow	Discount rate	11.09%

December 31, 2024
Nonperforming loans	$120,222	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 34.15% (0.67%)
Other real estate loans	4,941	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 43.54% (10.68%.)
Consumer loans held for sale(2)	336,719	Discounted cash flow	Discount rate	8.98%
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$7,510	$359	$7,151	$8,228	$282	$7,946
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Residential loans held for sale	$87	$18

    The carrying values and estimated fair value of certain financial instruments not carried at fair value at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$101,272	$101,272	$101,272	$—	$—
Federal funds sold	734	734	734	—	—
Loans	5,018,053	4,946,836	—	—	4,946,836
Accrued interest receivable	24,269	24,269	—	24,269	—

Liabilities
Deposits	$5,936,434	$5,922,941	$—	$5,922,941	$—
Short-term borrowings	40,224	40,224	—	40,224	—
FHLB and other borrowings	498,000	496,592	—	496,592	—
Subordinated debt	77,754	71,462	—	71,462	—
Trust preferred debentures	51,358	50,470	—	50,470	—

	December 31, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$114,055	$114,055	$114,055	$—	$—
Federal funds sold	711	711	711	—	—
Loans	5,167,574	4,979,885	—	—	4,979,885
Accrued interest receivable	25,329	25,329	—	25,329	—

Liabilities
Deposits	$6,197,243	$6,183,807	$—	$6,183,807	$—
Short-term borrowings	87,499	87,499	75,000	12,499	—
FHLB and other borrowings	258,000	253,520	—	253,520	—
Subordinated debt	77,749	69,827	—	69,827	—
Trust preferred debentures	51,205	49,056	—	49,056	—
The methods utilized to measure fair value of financial instruments at March 31, 2025 and December 31, 2024 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$782,808	$754,202
Financial guarantees – standby letters of credit	19,139	22,298
NOTE 15 – SEGMENT INFORMATION
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2024 Annual Report on Form 10-K.
Transactions between segments consist primarily of borrowed funds and servicing fees. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Banking segment.

Selected business segment financial information for the three months ended March 31, 2025 and 2024 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended March 31, 2025
Interest income	$99,355	$—	$—	$99,355
Interest expense	38,730	17	2,318	41,065
Net interest income (expense)	60,625	(17)	(2,318)	58,290
Provision for credit losses	10,850	—	—	10,850
Wealth management revenue	—	7,350	—	7,350
Other noninterest income	11,350	—	(937)	10,413
Total noninterest income	11,350	7,350	(937)	17,763
Salaries and employee benefits	22,914	3,502	—	26,416
Depreciation expense	1,228	10	—	1,238
Amortization of intangible assets	644	267	—	911
Other noninterest expense	173,513	1,716	(789)	174,440
Total noninterest expense	198,299	5,495	(789)	203,005
Income (loss) before income taxes (benefit)	(137,174)	1,838	(2,466)	(137,802)
Income taxes (benefit)	3,107	760	(695)	3,172
Net income (loss)	$(140,281)	$1,078	$(1,771)	$(140,974)
Total assets	$7,290,894	$33,541	$(39,631)	$7,284,804

Three Months Ended March 31, 2024
Interest income	$105,518	$—	$8	$105,526
Interest expense	43,451	8	2,296	45,755
Net interest income (expense)	62,067	(8)	(2,288)	59,771
Provision for credit losses	19,942	—	—	19,942
Wealth management revenue	—	7,132	—	7,132
Other noninterest income	31,145	—	(436)	30,709
Total noninterest income	31,145	7,132	(436)	37,841
Salaries and employee benefits	20,782	3,320	—	24,102
Depreciation expense	1,217	14	—	1,231
Amortization of intangible assets	801	288	—	1,089
Other noninterest expense	21,039	1,790	(643)	22,186
Total noninterest expense	43,839	5,412	(643)	48,608
Income (loss) before income taxes (benefit)	29,431	1,712	(2,081)	29,062
Income taxes (benefit)	6,505	690	(796)	6,399
Net income (loss)	$22,926	$1,022	$(1,285)	$22,663
Total assets	$7,742,227	$33,103	$(11,622)	$7,763,708
(1)    Other noninterest expense for Banking includes occupancy and equipment, data processing, FDIC insurance, professional services, marketing, communications, loan expense and other miscellaneous expenses. Other noninterest expense for Wealth Management includes occupancy and equipment, data processing, professional services, marketing, communications and other miscellaneous expenses. Other noninterest expense for Corporate includes data processing, professional services, marketing and other miscellaneous expenses.

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$6,444	$6,267
Investment advisory and brokerage fees	483	423
Other	423	442
Service charges on deposit accounts:
Nonsufficient fund fees	1,953	1,822
Other	1,352	1,294
Interchange revenues	3,151	3,358
Other income:
Merchant services revenue	338	344
Other	293	98
Noninterest income - out-of-scope of Topic 606	3,326	23,793
Total noninterest income	$17,763	$37,841
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2025, as compared to December 31, 2024, and unaudited consolidated operating results for the three months ended March 31, 2025 and 2024. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and the audited financial statements and accompanying notes provided in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on July 1, 2025.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, except as indicated in "Accounting Standards Adopted in 2025" in Note 1 to the Consolidated Financial Statements in the report.
Allowance for Credit Losses on Loans
Management’s evaluation process used to determine the appropriateness of the allowance for credit losses on loans is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the allowance for credit losses on loans, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses on loans. Such agencies may require additions to the allowance for credit losses on loans or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the level of the allowance for credit losses on loans is appropriate.

Goodwill

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

Subsequently, during the first quarter of 2025, Management determined that a triggering event had occurred at its Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the Company's stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and, with the assistance of a third-party service provider, utilized a discounted cash flow analysis to calculate the fair value. Projected near-term earnings were lowered resulting from higher projected provisions for loan losses and lower projected noninterest income. In addition, the interim quantitative impairment test performed as of March 31, 2025 used a 15.9% discount rate (vs. 13.4% at December 31, 2024) as the Company specific risk premium increased from 2.5% to 6.0%. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized goodwill impairment expense $154.0 million in the first quarter of 2025. This non-cash impairment expense did not impact our regulatory capital ratios, tangible common equity ratio or our liquidity position.

Third-party loan origination and servicing programs
Prior to March 31, 2025, the Company operated three significant programs to originate and service unsecured commercial and consumer loans. Loan options under the programs included traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan was fully repaid in the promotional window. The loans were originated at par in the Company’s name and had terms ranging from five months to 25 years with a much shorter effective life due to amortization and prepayments. As of March 31, 2025, the Company is operating only one such program.
The program is governed by multiple interrelated agreements including the loan agreements between the Company and the customer, the Company and the program sponsor, and the Company and the servicer. Key characteristics of the program with a sponsor include:
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
Under U.S. GAAP, agreements with multiple counterparties, such as the customer, servicer and program sponsor, are generally required to be accounted for separately even if the agreements are highly interrelated. As a result, we account for the program as multiple units of account with the following impacts:
•The loans are accounted for as one unit of account under U.S. GAAP including revenue recognition and inclusion in our CECL allowance methodology.
•The agreement that governs the yield maintenance or credit enhancement from the program sponsor is a separate unit of account and meets the definition of a derivative under U.S. GAAP and is accounted for at fair value in our financial statements. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement from the third-party program sponsor to us and estimated excess yield above projected credit losses that would lead to performance fee payments from us to the third-party program sponsor. The credit risk of the third-party and discount rates used in the calculation also impact the value of the derivative. Changes in the fair value of the derivative are recorded as gains or losses in noninterest income.
•Noninterest income each period includes actual amounts received during the period from the program sponsor for interest income guarantees and credit enhancements described above, offset by amounts paid during the period for performance fees as defined in our agreement with the program sponsor.
•Noninterest expense each period includes actual amounts paid during the period for servicing fees as defined in our agreement with the servicer.

At March 31, 2025 and December 31, 2024, loans outstanding in this program were $53.3 million and $62.3 million, respectively.
Factors Affecting Comparability
Goodwill impairment. During the first quarter of 2025, Management determined that a triggering event had occurred at its Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized $154.0 million of goodwill impairment expense. The impairment expense did not impact our regulatory capital ratios, tangible common equity ratio or our liquidity position.
Sale of non-core consumer loan portfolios. During the fourth quarter of 2024, the Company sold our $87.1 million LendingPoint portfolio, recognizing net charge-offs of $17.3 million on the sale. We also committed to a plan to sell our GreenSky consumer loan portfolio and recognized net charge-offs of $35.0 million when these loans were transferred to held for sale. On April 9, 2025, we sold participation interests in $317.5 million of our GreenSky consumer loan portfolio, with the intent to retain the remaining portion of the portfolio.

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Income Statement Data:
Interest income	$99,355	$105,526
Interest expense	41,065	45,755
Net interest income	58,290	59,771
Provision for credit losses	10,850	19,942
Noninterest income	17,763	37,841
Noninterest expense	203,005	48,608
(Loss) income before income taxes	(137,802)	29,062
Income tax expense	3,172	6,399
Net (loss) income	(140,974)	22,663
Preferred dividends	2,228	2,228
Net (loss) income available to common shareholders	$(143,202)	$20,435
Per Share Data:
Basic (loss) earnings per common share	$(6.58)	$0.92
Diluted (loss) earnings per common share	$(6.58)	$0.92
Performance Metrics:
Return on average assets	(7.66)%	1.17%
Return on average shareholders' equity	(79.89)%	11.54%
During the three months ended March 31, 2025, we generated net loss of $141.0 million, or diluted loss per common share of $6.58, compared to net income of $22.7 million, or diluted earnings per common share of $0.92, in the three months ended March 31, 2024. Earnings for the first quarter of 2025 compared to the first quarter of 2024 decreased primarily due to a $154.4 million increase in noninterest expense, a $1.5 million decrease in net interest income and a $20.1 million decrease in noninterest income. These results were partially offset by a $9.1 million decrease in provision for credit losses, and a $3.2 million decrease in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support interest-earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for 2025 and 2024.
The Federal Open Market Committee concluded its May 2025 meeting with the Federal Reserve maintaining its target range for the federal funds rate at 4.25%-4.50%, as expected. This was the third consecutive meeting that the Federal Reserve held interest rates steady, based in part on concerns over the potential impact of tariffs. The FOMC updated its statement to reflect its view that risks to both of its mandates, the potential for higher unemployment and higher inflation, have risen. We believe that a healthy labor market, with unemployment low at 4.2%, likely gives the Fed some flexibility to further assess the potential impact of tariffs on inflation and the economy before implementing changes to the federal funds rate. Inflation has been approaching the Federal Reserve's 2.0% target, but tariffs are expected to result in at least a one-time rise in prices. The central bank’s preferred gauge, personal consumption expenditure, showed headline inflation at 2.3%.
At its June 2025 meeting, the FOMC kept interest rates steady amid expectations of higher inflation and lower economic growth ahead, and still pointed to two potential reductions later this year. The FOMC kept its key borrowing rate targeted in a range between 4.25%-4.50%, where it has been since December.

During the three months ended March 31, 2025, net interest income, on a tax-equivalent basis, decreased to $58.5 million compared to $60.0 million for the three months ended March 31, 2024. The tax-equivalent net interest margin increased to 3.49% for the first quarter of 2025 compared to 3.39% in the first quarter of 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2025 and 2024. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2025			2024
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$68,671	$718	4.24%	$69,316	$951	5.52%
Investment securities:
Taxable investment securities	1,253,976	14,975	4.84	933,785	10,179	4.38
Investment securities exempt from federal income tax (1)	57,911	542	3.80	54,931	529	3.87
Total securities	1,311,887	15,517	4.80	988,716	10,708	4.36
Loans:
Loans (2)	5,014,364	77,668	6.28	5,964,454	92,846	6.26
Loans exempt from federal income tax (1)	43,030	450	4.24	47,578	494	4.17
Total loans	5,057,394	78,118	6.26	6,012,032	93,340	6.24
Loans held for sale	326,348	4,563	5.67	3,405	55	6.56
Nonmarketable equity securities	35,614	647	7.37	35,927	687	7.69
Total interest-earning assets	6,799,914	99,563	5.94	7,109,396	105,741	5.98
Noninterest-earning assets	667,940			671,671
Total assets	$7,467,854			$7,781,067
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,509,814	$25,140	2.90%	$3,605,946	$29,237	3.26%
Savings deposits	516,784	329	0.26	555,668	477	0.34
Time deposits	821,706	6,831	3.37	852,440	7,310	3.45
Brokered time deposits	225,703	2,315	4.16	181,064	2,190	4.86
Total interest-bearing deposits	5,074,007	34,615	2.77	5,195,118	39,214	3.04
Short-term borrowings	73,767	700	3.85	65,182	836	5.16
FHLB advances and other borrowings	299,578	3,163	4.28	313,121	3,036	3.90
Subordinated debt	77,752	1,387	7.23	93,583	1,280	5.50
Trust preferred debentures	51,283	1,200	9.49	50,707	1,389	11.02
Total interest-bearing liabilities	5,576,387	41,065	2.99	5,717,711	45,755	3.22
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,052,181			1,151,542
Other noninterest-bearing liabilities	123,613			121,908
Total noninterest-bearing liabilities	1,175,794			1,273,450
Shareholders’ equity	715,673			789,906
Total liabilities and shareholders’ equity	$7,467,854			$7,781,067
Net interest income / net interest margin (3)		$58,498	3.49%		$59,986	3.39%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million for both the three months ended March 31, 2025 and 2024.
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

	Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024
	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate
Earning assets:
Federal funds sold and cash investments	$173	$(406)	$(233)
Investment securities:
Taxable investment securities	3,674	1,122	4,796
Investment securities exempt from federal income tax	29	(16)	13
Total securities	3,703	1,106	4,809
Loans:
Loans	(16,693)	1,515	(15,178)
Loans exempt from federal income tax	(50)	6	(44)
Total loans	(16,743)	1,521	(15,222)
Loans held for sale	4,868	(360)	4,508
Nonmarketable equity securities	(9)	(31)	(40)
Total earning assets	(8,008)	1,830	(6,178)
Interest-bearing liabilities:
Checking and money market deposits	(851)	(3,246)	(4,097)
Savings deposits	(31)	(117)	(148)
Time deposits	(289)	(190)	(479)
Brokered time deposits	488	(363)	125
Total interest-bearing deposits	(683)	(3,916)	(4,599)
Short-term borrowings	92	(228)	(136)
FHLB advances and other borrowings	(150)	277	127
Subordinated debt	(261)	368	107
Trust preferred debentures	9	(198)	(189)
Total interest-bearing liabilities	(993)	(3,697)	(4,690)
Net interest income	$(7,015)	$5,527	$(1,488)

Interest Income. Interest income, on a tax-equivalent basis, decreased $6.2 million to $99.6 million in the three months ended March 31, 2025, as compared to the same quarter in 2024, primarily due to a decrease in average earning assets. The yield on earning assets decreased four basis points to 5.94% from 5.98%.
Average earning assets decreased to $6.80 billion in the first quarter of 2025 from $7.11 billion in the same quarter of 2024. Average loans decreased $954.6 million, which was partially offset by increases in investment securities and loans held for sale of $323.2 million and $322.9 million, respectively.
Average loans decreased $954.6 million in the first quarter of 2025 compared to the same quarter of 2024. Average consumer loans decreased $772.4 million. In the fourth quarter of 2024, the Company accelerated the reduction of our non-core consumer loan portfolio through sales. In December 2024, we sold our LendingPoint portfolio, and committed to a plan to sell the majority of our GreenSky consumer loan portfolio, transferring these loans to held for sale. In the first quarter of 2024, the average balances of the LendingPoint and GreenSky portfolios were $123.8 million and $643.0 million, respectively. Average equipment finance loan and lease balances decreased $190.7 million to $784.1 million as the Company continued to reduce its concentration of this product within the overall loan portfolio.
The $326.3 million of average loans held for sale in the first quarter of 2025 included $320.9 million of GreenSky consumer loans. The Company completed the sale of this portfolio in April 2025.
Interest Expense. Interest expense decreased $4.7 million to $41.1 million for the three months ended March 31, 2025 from the comparable period in 2024. The cost of interest-bearing liabilities decreased to 2.99% for the first quarter of 2025, compared to 3.22% for the first quarter of 2024, due to the decrease in deposit costs as a result of the rate decreases announced by the Federal Reserve.
Interest expense on deposits decreased $4.6 million to $34.6 million for the three months ended March 31, 2025 from the comparable period in 2024. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts decreased $121.1 million, or 2.3%, to $5.07 billion for the three months ended March 31, 2025 compared to the same period one year earlier. Decreases in interest checking account, savings account and time account balances of $96.1 million, $38.9 million and $30.7 million, respectively, were partially offset by an increase in brokered time deposits of $44.6 million.
Provision for Credit Losses. The Company's provision for credit losses was $10.9 million for the three months ended March 31, 2025, compared to $19.9 million for the three months ended March 31, 2024. The Company recorded a specific reserve of $8.0 million on one large construction and land development loan in the first quarter of 2024.
The provision for credit losses on loans recognized during the three months ended March 31, 2025 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. Noninterest income decreased 53.1% for the three months ended March 31, 2025, compared to the same period one year prior. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2025	2024
Noninterest income:
Wealth management revenue	$7,350	$7,132	$218
Service charges on deposit accounts	3,305	3,116	189
Interchange revenue	3,151	3,358	(207)
Residential mortgage banking revenue	676	527	149
Income on company-owned life insurance	2,334	1,801	533
Credit enhancement (loss) income	(578)	16,654	(17,232)
Other income	1,525	5,253	(3,728)
Total noninterest income	$17,763	$37,841	$(20,078)

Wealth management revenue. Wealth management revenue increased $0.2 million, or 3.1%, for the three months ended March 31, 2025, as compared to the same period in 2024. Assets under administration increased to $4.10 billion at March 31, 2025 from $3.89 billion at March 31, 2024.
Income on company-owned life insurance. Income on company-owned life insurance increased $0.5 million for the three months ended March 31, 2025, as compared to the same period in 2024 primarily due to death benefits of $0.3 million received in the first quarter of 2025.
Credit enhancement income. The Company is party to third-party loan origination programs. As part of these programs, the third-party providers offer various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. Credit enhancement income declined $17.2 million in the first quarter of 2025 compared to the first quarter of 2024 as a result of loan payoffs and a cessation in loans originated through the GreenSky and LendingPoint programs.
Other noninterest income. Other income decreased $3.7 million for the three months ended March 31, 2025, as compared to the same period in 2024. The Company recognized incremental servicing revenues related to the GreenSky portfolio of $0.3 million in the first quarter of 2025 compared to $3.7 million in the same period of 2024.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2025	2024
Noninterest expense:
Salaries and employee benefits	$26,416	$24,102	$2,314
Occupancy and equipment	4,498	4,142	356
Data processing	6,919	6,722	197
FDIC insurance	1,463	1,274	189
Professional services	2,741	2,255	486
Marketing	793	737	56
Communications	329	342	(13)
Loan expense	1,335	1,231	104
Loan servicing fees	750	3,741	(2,991)
Impairment on goodwill	153,977	—	153,977
Amortization of intangible assets	911	1,089	(178)
Other expense	2,873	2,973	(100)
Total noninterest expense	$203,005	$48,608	$154,397
    Salaries and employee benefits. For the three months ended March 31, 2025, salaries and employee benefits expense increased $2.3 million, as compared to the same period in 2024. Of this increase, $1.4 million was related to severance expense as the Company reduced its headcount by 25 employees. The Company employed 892 employees at March 31, 2025.
Occupancy and equipment expense. The $0.4 million increase in expense for the three months ended March 31, 2025, as compared to the same period in 2024, is primarily related to the investments made to upgrade ATM fleet that was completed in the fourth quarter of 2024.
Professional services expense. The $0.5 million increase in professional services expense for the three months ended March 31, 2025, respectively, as compared to the same period in 2024, was primarily the result of increased audit and consulting fees related to the evaluation of the accounting and reporting of the Company's third-party lending and servicing programs.
Loan expense. The $0.1 million increase in loan expense for the three months ended March 31, 2025, as compared to the same period in 2024, is primarily for loan collection expenses due to the elevated volume of nonperforming loans and assets.

Loan servicing fees. Loan servicing fees expense represents servicing fees paid to third parties associated with our third party lending programs. Servicing fees in the first quarters of 2025 and 2024 were $0.1 million and $3.7 million, respectively, as a result of loan payoffs and a cessation in loans originated through the GreenSky and LendingPoint programs.
Income Tax Expense. Income tax expense was $3.2 million for the three months ended March 31, 2025, as compared to $6.4 million for the three months ended March 31, 2024. The goodwill impairment recognized in the first quarter of 2025 was not deductible for tax purposes.
Financial Condition
Assets. Total assets were $7.28 billion at March 31, 2025, as compared to $7.51 billion at December 31, 2024.
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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$555,479	19.4%	$547,016	18.9%
Skilled Nursing	332,552	11.6	400,902	13.8
Retail	466,172	16.3	460,283	15.9
Industrial/Warehouse	238,342	8.3	235,674	8.2
Hotel/Motel	268,061	9.4	228,764	7.9
Office	142,593	5.0	146,295	5.1
All other	854,092	30.0	872,572	30.2
Total commercial real estate and construction and land development loans	$2,857,291	100.0%	$2,891,506	100.0%
Loans secured by office space totaled $142.6 million and $146.3 million at March 31, 2025 and December 31, 2024, respectively, primarily located in suburban locations in Illinois and Missouri.
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
The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	1,269,562	25.3%	1,359,820	26.3%
Commercial real estate	2,592,325	51.7	2,591,664	50.1
Construction and land development	264,966	5.3	299,842	5.8
Residential real estate	373,095	7.4	380,557	7.4
Consumer	144,937	2.9	144,301	2.8
Lease financing	373,168	7.4	391,390	7.6
Total loans, gross	5,018,053	100.0%	5,167,574	100.0%
Allowance for credit losses on loans	(105,176)		(111,204)
Total loans, net	$4,912,877		$5,056,370
The Company's loan portfolio is assigned to the following internal business sectors:
•Community bank represents predominately in-market loans originated through our banking center network.
•Specialty Finance provides bridge loan financing for commercial real estate projects, primarily multi-family and healthcare. These projects can include construction and seek short term financing in anticipation of obtaining permanent secondary market financing. The loans are typically outside of the Company’s primary market areas.
•Equipment finance portfolio includes loans and leases originated to varying types of businesses throughout the United States for purchases of business equipment and software.
•Non-core and other includes our third-party origination and servicing programs, capital market credits, and FHA warehouse lines of credit.

The following tables present our outstanding loans by business sector at March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$611,095	$197,954	$390,276	$70,237	$1,269,562
Commercial real estate	2,048,429	543,896	—	—	2,592,325
Construction and land development	138,898	126,068	—	—	264,966
Residential real estate	373,095	—	—	—	373,095
Consumer	78,258	—	—	66,679	144,937
Lease financing	—	—	373,168	—	373,168
Total	$3,249,775	$867,918	$763,444	$136,916	$5,018,053

	December 31, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$582,546	$269,620	$416,969	$90,685	$1,359,820
Commercial real estate	1,950,498	641,166	—	—	2,591,664
Construction and land development	184,185	115,657	—	—	299,842
Residential real estate	380,557	—	—	—	380,557
Consumer	82,075	—	—	62,226	144,301
Lease financing	—	—	391,390	—	391,390
Total	$3,179,861	$1,026,443	$808,359	$152,911	$5,167,574
Total loans decreased $149.5 million, or 2.9%, to $5.02 billion at March 31, 2025, as compared to December 31, 2024. Community bank portfolio increased $69.9 million, or 2.2%, during the first quarter of 2025. This growth partially offset the strategic declines in the Specialty finance and Equipment finance portfolios of $158.5 million and $44.9 million, respectively.
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2025:

	March 31, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$98,027	$330,896	$472,080	$149,366	$88,230	$87,394	$—	$43,569	$1,269,562
Commercial real estate	492,689	272,492	1,021,815	297,282	267,019	218,676	5,416	16,936	2,592,325
Construction and land development	46,720	98,270	30,177	55,066	1,979	31,475	88	1,191	264,966
Total commercial loans	637,436	701,658	1,524,072	501,714	357,228	337,545	5,504	61,696	4,126,853
Residential real estate	4,441	2,604	7,605	18,098	21,836	36,837	182,030	99,644	373,095
Consumer	4,706	801	103,962	1	32,861	2,606	—	—	144,937
Lease financing	23,141	—	286,944	—	63,083	—	—	—	373,168
Total loans	$669,724	$705,063	$1,922,583	$519,813	$475,008	$376,988	$187,534	$161,340	$5,018,053
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $105.2 million, or 2.10% of total loans, at March 31, 2025, compared to $111.2 million, or 2.15% of total loans, at December 31, 2024. The following table allocates the allowance for credit losses on loans by loan category:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$33,554	2.64%	$42,776	3.15%
Commercial real estate	39,069	1.51	36,837	1.42
Construction and land development	3,021	1.14	3,550	1.18
Total commercial loans	75,644	1.83	83,163	1.96
Residential real estate	7,874	2.11	8,002	2.10
Consumer	5,935	4.09	5,400	3.74
Lease financing	15,723	4.21	14,639	3.74
Total allowance for credit losses on loans	$105,176	2.10%	$111,204	2.15%
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
In estimating expected credit losses as of March 31, 2025, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 2.5% to 2.6% over the next four quarters; (ii) the 10-year treasury rate ranging from 4.2% to 4.3% over the next four quarters; and (iii) Illinois unemployment rate averaging 5.5% through the fourth quarter of 2025.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at March 31, 2025, was approximately 63 basis points of total loans, increasing slightly from 62 basis points at December 31, 2024. The Q-Factor adjustment at March 31, 2025 was based primarily on declining credit quality indicators and increased collateral valuation risks within the commercial real estate secured loan segments.
The allowance allocated to commercial loans totaled $33.6 million, or 2.64% of total commercial loans, at March 31, 2025, compared to $42.8 million, or 3.15%, at December 31, 2024. Charge-offs related to the non-core loan program of $11.1 million resulted in the significant decrease in the allowance allocated to commercial loans. Excluding these charge-offs, modeled expected credit losses increased $1.5 million. Qualitative factor adjustments related to commercial loans decreased $0.3 million and specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $0.6 million.
The allowance allocated to commercial real estate loans totaled $39.1 million, or 1.51% of total commercial real estate loans, at March 31, 2025, increasing $2.3 million, from $36.8 million, or 1.42% of total commercial real estate loans, at December 31, 2024. Modeled expected credit losses and qualitative factor adjustments increased $0.5 and $0.1 million, respectively. Specific allocations for loans that were individually evaluated increased $1.7 million due to allowances required on three in-market, multi-family projects. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $3.0 million, or 1.14% of total construction and land development loans, at March 31, 2025, decreasing $0.6 million, from $3.6 million, or 1.18% of total constructions loans, at December 31, 2024. Modeled expected credit losses decreased $0.2 million and qualitative factor adjustments related to construction loans decreased $0.3 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at March 31, 2025 or December 31, 2024.

The allowance allocated to residential real estate loans totaled $7.9 million, or 2.11% of total residential real estate loans, at March 31, 2025, decreasing $0.1 million, from $8.0 million, or 2.10% of total residential real estate loans, at December 31, 2024. Qualitative factor adjustments decreased $0.1 million. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at March 31, 2025 or December 31, 2024.
The allowance allocated to consumer loans totaled $5.9 million, or 4.09% of total consumer loans, at March 31, 2025, compared to $5.4 million, or 3.74%, at December 31, 2024. Modeled expected credit losses decreased $0.1 million. Qualitative factor adjustments increased $0.6 million.
The allowance allocated to the lease portfolio totaled $15.7 million, or 4.21% of total commercial leases, at March 31, 2025, increasing $1.1 million, from $14.6 million, or 3.74% of total commercial leases at December 31, 2024. Modeled expected credit losses increased $1.3 million as recent charge-off activity led to an increase in loss given default factors in the model. Qualitative factor adjustments and specific allocation reserves each decreased $0.1 million.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$111,204	$159,319
Charge-offs:
Commercial	13,300	4,860
Commercial real estate	723	691
Construction and land development	—	—
Residential real estate	72	35
Consumer	453	11,757
Lease financing	3,448	1,665
Total charge-offs	17,996	19,008
Recoveries:
Commercial	498	116
Commercial real estate	1	152
Construction and land development	—	—
Residential real estate	18	55
Consumer	48	87
Lease financing	553	181
Total recoveries	1,118	591
Net charge-offs	16,878	18,417
Provision for credit losses on loans	10,850	19,942
Balance, end of period	$105,176	$160,844
Gross loans, end of period	$5,018,053	$5,933,158
Average total loans	$5,057,394	$6,012,032
Net charge-offs to average loans annualized	1.35%	1.23%
Allowance for credit losses to total loans	2.10%	2.71%
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

The following tables present charge-offs by business sector for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$37	$64	$2,117	$11,082	$13,300
Commercial real estate	723	—	—	—	723
Construction and land development	—	—	—	—	—
Residential real estate	72	—	—	—	72
Consumer	183	—	—	270	453
Lease financing	—	—	3,448	—	3,448
Total	$1,015	$64	$5,565	$11,352	$17,996

	Three months ended March 31, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$149	$8	$2,253	$2,450	$4,860
Commercial real estate	691	—	—	—	691
Construction and land development	—	—	—	—	—
Residential real estate	35	—	—	—	35
Consumer	235	—	—	11,522	11,757
Lease financing	—	—	1,665	—	1,665
Total	$1,110	$8	$3,918	$13,972	$19,008
Charge-offs in the first quarter of 2025 were $18.0 million compared to $19.0 million in the first quarter of 2024. Our equipment finance business saw charge-offs increase $1.6 million in the first quarter of 2025 compared to the same period one year prior, due primarily to continued weakness within the trucking sector. The non-core commercial loan charge-offs of $11.1 million were reserved for in the prior quarter.
Nonperforming Loans. The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonperforming loans:
Commercial	$19,495	$23,960
Commercial real estate	106,503	106,919
Construction and land development	8,438	8,438
Residential real estate	3,909	3,438
Consumer	67	20
Lease financing	7,278	8,132
Total nonperforming loans	145,690	150,907
Other real estate owned and other repossessed assets	5,574	6,502
Nonperforming assets	$151,264	$157,409
Nonperforming loans to total loans	2.90%	2.92%
Nonperforming assets to total assets	2.08%	2.10%
Allowance for credit losses to nonperforming loans	72.19%	73.69%

The following table presents the change in our non-performing loans for the three months ended March 31, 2025:

(dollars in thousands)	Three months ended March 31, 2025
Balance, beginning of period	$150,907
New nonperforming loans	14,967
Return to performing status	(553)
Payments received	(3,184)
Transfer to OREO and other repossessed assets	(28)
Charge-offs	(16,419)
Balance, end of period	$145,690
Non-performing loans were $145.7 million at March 31, 2025, compared to $150.9 million at December 31, 2024. The Company continues to prioritize improving its credit quality by improving its loan underwriting standards and pursuing opportunities to resolve nonperforming loans.
We did not recognize interest income on nonaccrual loans during the years ended March 31, 2025 or 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.4 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

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
The following table sets forth the book value and percentage of each category of investment securities at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$1,000	0.1%	$—	—%
U.S. government sponsored entities and U.S. agency securities	25,100	1.8	20,141	1.7
Mortgage-backed securities - agency	1,006,339	73.7	847,056	70.1
Mortgage-backed securities - non-agency	95,188	7.0	101,012	8.4
Asset-backed student loans	47,401	3.5	49,973	4.1
State and municipal securities	69,111	5.1	69,061	5.7
Collateralized loan obligations	39,212	2.9	40,450	3.4
Corporate securities	80,850	5.9	79,881	6.6
Total investment securities, available for sale, at fair value	$1,364,201	100.0%	$1,207,574	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2025.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$1,000	0.1%	4.31%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$1,000	0.1%	4.31%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	8,723	0.6	1.15
Maturing in five to ten years	14,991	1.1	5.27
Maturing after ten years	1,386	0.1	5.61
Total U.S. government sponsored entities and U.S. agency securities	$25,100	1.8%	3.85%

Mortgage-backed securities - agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	32,678	2.4	1.94
Maturing in five to ten years	7,288	0.5	3.39
Maturing after ten years	966,373	70.8	4.55
Total mortgage-backed securities - agency	$1,006,339	73.7%	4.46%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	12,760	0.9	6.06
Maturing after ten years	82,428	6.1	4.83
Total mortgage-backed securities - non-agency	$95,188	7.0%	4.99%

Asset-backed student loans:
Maturing within one year	$3,778	0.3%	5.14%
Maturing in one to five years	—	—	—
Maturing in five to ten years	1,778	0.1	5.23
Maturing after ten years	41,845	3.1	5.25
Total asset-backed student loans	$47,401	3.5%	5.24%

State and municipal securities (1):
Maturing within one year	$857	0.1%	2.26%
Maturing in one to five years	8,799	0.6	2.64
Maturing in five to ten years	24,380	1.7	2.40
Maturing after ten years	35,075	2.7	4.87
Total state and municipal securities	$69,111	5.1%	3.68%

Collateralized loan obligations:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	16,144	1.2	5.95
Maturing after ten years	23,068	1.7	6.31
Total collateralized loan obligations	$39,212	2.9%	6.16%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	39,716	2.9	5.60
Maturing in five to ten years	41,134	3.0	3.65
Maturing after ten years	—	—	—
Total corporate securities	$80,850	5.9%	4.61%
Total investment securities, available for sale	$1,364,201	100.0%	4.53%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.
The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at March 31, 2025.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$1,000	$1,000	$—	$1,000	$—	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	26,350	25,100	—	25,100	—	—	—	—
Mortgage-backed securities - agency	1,088,322	1,006,339	—	1,006,339	—	—	—	—
Mortgage-backed securities - non-agency	96,787	95,188	—	95,188	—	—	—	—
Asset-backed student loans	47,675	47,401	—	47,401	—	—	—	—
State and municipal securities	75,176	69,111	8,480	57,563	334	—	—	2,734
Collateralized loan obligations	39,155	39,212	39,212	—	—	—	—	—
Corporate securities	85,555	80,850	—	—	15,732	62,669	—	2,449
Total investment securities, available for sale	$1,460,020	$1,364,201	$47,692	$1,232,591	$16,066	$62,669	$—	$5,183

Credit enhancement asset. The Company has recognized derivative instruments associated with agreements entered into with third-party providers that support loan programs for which the Company originates and holds loans on its balance sheet. These third-party agreements include contractual credit enhancements that transfer certain risks and benefits to or from the Company, resulting in recognition of a derivative. The value of these derivatives consists primarily of two components: (1) the credit loss reimbursement value, representing the present value of expected future payments from the third party for loan losses, and (2) the interest yield guarantee value, representing the present value of cash flows the Company expects to receive to ensure a minimum yield (e.g., Prime + 2%) on the portfolio when actual borrower payments fall short. Under certain programs, additional features such as reimbursement for waived promotional interest are also included in the derivative valuation. At March 31, 2025, the Company had only one such agreement in place.
The fair value of these derivative instruments was $5.6 million and $16.8 million as of March 31, 2025 and December 31, 2024, respectively. During the first quarter of 2025, charge-offs of $11.1 million were recognized on the third-party loan origination program. These charge-offs were fully recovered from the third-party partner, as required by the credit enhancements offered through the program agreement, resulting in a decrease in the credit enhancement derivative of $11.2 million in the first quarter of 2025.
Liabilities. At March 31, 2025, liabilities totaled $6.71 billion compared to $6.80 billion at December 31, 2024.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $260.8 million to $5.94 billion at March 31, 2025, as compared to December 31, 2024. Decreases in interest-bearing checking account, money market account and time deposit account balances of $217.0 million, $19.2 million and $75.1 million, respectively, during this period, were partially offset by increases in noninterest-bearing demand account and savings account balances. Brokered time deposit account balances decreased to $188.6 million at March 31, 2025 from $259.5 million at December 31, 2024, accounting for the decrease in time deposit account balances.

(dollars in thousands)	March 31, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,090,707	18.4%	$1,055,564	17.0%
Interest-bearing:
Checking	2,161,282	36.4	2,378,256	38.4
Money market	1,154,403	19.4	1,173,630	18.9
Savings	522,663	8.8	507,305	8.2
Time	1,007,379	17.0	1,082,488	17.5
Total deposits	$5,936,434	100.0%	$6,197,243	100.0%
The following table sets forth the maturity of uninsured time deposits as of March 31, 2025:

(dollars in thousands)	Amount
Three months or less	$42,508
Three to six months	14,121
Six to 12 months	20,015
After 12 months	5,813
Total	$82,457
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

Shareholders’ equity decreased $139.4 million to $571.4 million at March 31, 2025, as compared to December 31, 2024. The change in shareholders’ equity was the result of the net loss of $141.0 million, dividends to common shareholders of $6.8 million, dividends to preferred shareholders of $2.2 million and decrease in accumulated other comprehensive losses of $9.6 million.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $15.0 million and $20.9 million at March 31, 2025 and December 31, 2024, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$102,006	$114,766
Unpledged securities	880,920	672,399
FHLB committed liquidity	1,015,704	1,290,246
FRB discount window availability	504,205	538,835
Total Estimated Liquidity	$2,502,835	$2,616,246

Conditional Funding Based on Market Conditions
Additional credit facility	$392,000	$360,000
Brokered CDs (additional capacity)	400,000	350,000
ICS One Way Buy (additional capacity)	350,000	—
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at March 31, 2025, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
The Company adopted the five-year CECL transition option in 2020 provided for by the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC in March 2020. This transition terminated December 31, 2024.
At March 31, 2025, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at March 31, 2025:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	13.51%	10.50%	N/A
Midland States Bank	12.83	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	11.16	8.50	N/A
Midland States Bank	11.57	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	8.32	7.00	N/A
Midland States Bank	11.57	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.11	4.00	N/A
Midland States Bank	9.45	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2025:
Dollar change	$8,078	$3,490	$(1,619)	$(3,430)
Percent change	3.6%	1.6%	(0.7)%	(1.5)%
December 31, 2024:
Dollar change	$2,395	$1,395	$(2,727)	$(5,596)
Percent change	1.1%	0.6%	(1.2)%	(2.5)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at March 31, 2025.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at March 31, 2025 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2024. Throughout the course of 2024, the bank exhibited similar trends to the industry concerning its beta assumptions related to its non-maturity deposit portfolio. Coupled with the Federal Reserve lowering rates in the second half of 2024, the Bank continued its strategy of layering on protection to lower short-term rates through deposit pricing, securities purchase selection and hedging. These aspects are reflective of the bank becoming more biased to lower rates year over year.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company’s management, including our President and
Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This conclusion was reached as a result of the continued remediation of previously identified material weaknesses in our internal controls over financial reporting as further described in Item 9A in the 2024 Annual Report on Form 10-K.
Notwithstanding the material weaknesses that have not been fully remediated, the Company's management, including the Chief Executive Officer and our Chief Financial Officer, has concluded that the consolidated financial statements, included in this Form 10-Q, as of and for the three months ended March 31, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the three months ended March 31, 2025, the Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A. in the 2024 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weaknesses and the material weaknesses will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.
PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to various legal proceedings from time to time, including those referenced in "Note 14 - Commitments, Contingencies and Credit Risk" to our consolidated financial statements.
ITEM 1A– RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2025	—	$—	—	$—
February 1 - 28, 2025	543	21.42	—	—
March 1 - 31, 2025	—	—	—	—
Total	543	$21.42	—	$—
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2025 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: August 8, 2025	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)