Form 10-Q
period 2025-06-30
Midland States Bancorp, Inc.
filed 2025-09-08
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of August 22, 2025, the Registrant had 21,543,555 shares of outstanding common stock, $0.01 par value.

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

2019 Incentive Plan	The Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan
ACL	Allowance for credit losses on loans
ASU	Accounting Standards Update
ATM	Automated teller machine
BaaS	Banking-as-a-Service
Basel III Rule	Basel III regulatory capital reforms required by the Dodd-Frank Act
BHCA	Bank Holding Company Act of 1956, as amended
CBLR	Community Bank Leverage Ratio
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity and Infrastructure Security Agency
CRA	Community Reinvestment Act
CRA Proposal	Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations
CRE	Commercial Real Estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund
EAD	Exposure at default
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FinTech	Financial Technology
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GreenSky	GreenSky, LLC
Illinois CRA	Illinois Community Reinvestment Act
LendingPoint	LendingPoint, LLC
LGD	Loss given default
Midland Trust	Midland States Preferred Securities Trust
Nasdaq	Nasdaq Global Select Market
NII at Risk	Net Interest Income at Risk
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
Q-Factor	Qualitative factor
Regulatory Relief Act	Economic Growth, Regulatory Relief and Consumer Protection Act
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$175,897	$114,055
Federal funds sold	690	711
Cash and cash equivalents	176,587	114,766
Investment securities available for sale, at fair value	1,350,357	1,207,574
Equity securities, at fair value	4,295	4,792
Loans	5,035,295	5,167,574
Allowance for credit losses on loans	(92,690)	(111,204)
Total loans, net	4,942,605	5,056,370
Loans held for sale	37,299	344,947
Premises and equipment, net	86,240	85,710
Other real estate owned	393	4,941
Nonmarketable equity securities	37,692	33,723
Accrued interest receivable	25,053	25,329
Loan servicing rights, at lower of cost or fair value	16,720	17,842
Goodwill	7,927	161,904
Other intangible assets, net	10,362	12,100
Company-owned life insurance	214,392	211,168
Credit enhancement asset	5,800	16,804
Other assets	192,156	208,839
Total assets	$7,107,878	$7,506,809

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,074,212	$1,055,564
Interest-bearing deposits	4,872,707	5,141,679
Total deposits	5,946,919	6,197,243
Short-term borrowings	8,654	87,499
Federal Home Loan Bank advances and other borrowings	345,000	258,000
Subordinated debt	77,759	77,749
Trust preferred debentures	51,518	51,205
Accrued interest payable and other liabilities	104,323	124,266
Total liabilities	6,534,173	6,795,962

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at June 30, 2025 and December 31, 2024, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,515,138 and 21,494,485 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	215	215
Capital surplus	436,205	434,346
Retained earnings	100,725	247,698
Accumulated other comprehensive loss, net of tax	(73,988)	(81,960)
Total shareholders’ equity	573,705	710,847
Total liabilities and shareholders’ equity	$7,107,878	$7,506,809
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans including fees:
Taxable	$78,514	$92,095	$156,182	$184,941
Tax exempt	573	384	929	774
Loans held for sale	377	84	4,940	139
Investment securities:
Taxable	16,618	12,483	31,593	22,662
Tax exempt	432	254	860	672
Nonmarketable equity securities	694	963	1,341	1,650
Federal funds sold and cash investments	716	875	1,434	1,826
Total interest income	97,924	107,138	197,279	212,664
Interest expense:
Deposits	32,290	39,476	66,905	78,690
Short-term borrowings	573	308	1,273	1,144
Federal Home Loan Bank advances and other borrowings	3,766	5,836	6,929	8,872
Subordinated debt	1,394	1,265	2,781	2,545
Trust preferred debentures	1,206	1,358	2,406	2,747
Total interest expense	39,229	48,243	80,294	93,998
Net interest income	58,695	58,895	116,985	118,666
Provision for credit losses:
Provision for credit losses on loans	17,369	8,482	28,219	28,424
Recapture of credit losses on unfunded commitments	—	(200)	—	(200)
Total provision for credit losses	17,369	8,282	28,219	28,224
Net interest income after provision for credit losses	41,326	50,613	88,766	90,442
Noninterest income:
Wealth management revenue	7,379	6,801	14,729	13,933
Service charges on deposit accounts	3,351	3,121	6,656	6,237
Interchange revenue	3,463	3,563	6,614	6,921
Residential mortgage banking revenue	756	557	1,432	1,084
Income on company-owned life insurance	2,068	1,925	4,402	3,726
Loss on sales of investment securities, net	—	(152)	—	(152)
Credit enhancement income	3,848	14,328	3,270	30,982
Other income	2,669	1,841	4,194	7,094
Total noninterest income	23,534	31,984	41,297	69,825
Noninterest expense:
Salaries and employee benefits	25,685	22,872	52,101	46,974
Occupancy and equipment	4,166	3,964	8,664	8,106
Data processing	7,035	7,205	13,954	13,927
FDIC insurance	1,422	1,219	2,885	2,493
Professional services	2,792	2,243	5,533	4,498
Marketing	1,283	741	2,076	1,478
Communications	334	336	663	678
Loan expense	1,990	1,250	3,325	2,481
Loan servicing fees	1,386	3,305	2,136	7,046
Impairment on goodwill	—	—	153,977	—
Amortization of intangible assets	827	1,016	1,738	2,105
Other expense	3,072	6,633	5,945	9,606
Total noninterest expense	49,992	50,784	252,997	99,392
Income (loss) before income taxes	14,868	31,813	(122,934)	60,875
Income tax expense	2,844	6,094	6,016	12,493
Net income (loss)	12,024	25,719	(128,950)	48,382
Preferred dividends	2,228	2,228	4,456	4,456
Net income (loss) available to common shareholders	$9,796	$23,491	$(133,406)	$43,926
Per common share data:
Basic earnings (loss) per common share	$0.44	$1.06	$(6.13)	$1.99
Diluted earnings (loss) per common share	$0.44	$1.06	$(6.13)	$1.99
Weighted average common shares outstanding	21,820,190	21,731,195	21,808,475	21,753,056
Weighted average diluted common shares outstanding	21,820,190	21,734,849	21,808,475	21,761,492
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$12,024	$25,719	$(128,950)	$48,382
Other comprehensive income:
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(2,915)	(2,678)	8,482	(8,772)
Reclassification adjustment for realized net losses on sales of investment securities included in net income	—	152	—	152
Income tax effect	628	655	(2,415)	2,298
Change in investment securities available for sale, net of tax	(2,287)	(1,871)	6,067	(6,322)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	223	(209)	1,087	(1,856)
Reclassification adjustment for net losses realized in net income	642	1,181	1,479	2,533
Income tax effect	(227)	(263)	(661)	(183)
Change in cash flow hedges, net of tax	638	709	1,905	494
Other comprehensive (loss) income, net of tax	(1,649)	(1,162)	7,972	(5,828)
Total comprehensive income (loss)	$10,375	$24,557	$(120,978)	$42,554
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, March 31, 2025	$110,548	$215	$435,299	$97,714	$(72,339)	$571,437
Net income	—	—	—	12,024	—	12,024
Other comprehensive loss	—	—	—	—	(1,649)	(1,649)
Common dividends declared ($0.31 per share)	—	—	—	(6,785)	—	(6,785)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,228)	—	(2,228)
Share-based compensation expense	—	—	750	—	—	750
Issuance of common stock under employee benefit plans	—	—	156	—	—	156
Balances, June 30, 2025	$110,548	$215	$436,205	$100,725	$(73,988)	$573,705

Balances, December 31, 2024	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
Net loss	—	—	—	(128,950)	—	(128,950)
Other comprehensive income	—	—	—	—	7,972	7,972
Common dividends declared ($0.62 per share)	—	—	—	(13,567)	—	(13,567)
Preferred dividends declared ($38.750 per share)	—	—	—	(4,456)	—	(4,456)
Share-based compensation expense	—	—	1,534	—	—	1,534
Issuance of common stock under employee benefit plans	—	—	325	—	—	325
Balances, June 30, 2025	$110,548	$215	$436,205	$100,725	$(73,988)	$573,705

Balances, March 31, 2024	$110,548	$215	$434,398	$259,302	$(81,419)	$723,044
Net income	—	—	—	25,719	—	25,719
Other comprehensive loss	—	—	—	—	(1,162)	(1,162)
Common dividends declared ($0.31 per share)	—	—	—	(6,764)	—	(6,764)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	—	(1)	(3,025)	—	—	(3,026)
Share-based compensation expense	—	—	705	—	—	705
Issuance of common stock under employee benefit plans	—	—	491	—	—	491
Balances, June 30, 2024	$110,548	$214	$432,569	$276,029	$(82,581)	$736,779

Balances, December 31, 2023	$110,548	$216	$435,463	$245,639	$(76,753)	$715,113
Net income	—	—	—	48,382	—	48,382
Other comprehensive loss	—	—	—	—	(5,828)	(5,828)
Common dividends declared ($0.62 per share)	—	—	—	(13,536)	—	(13,536)
Preferred dividends declared ($38.750 per share)	—	—	—	(4,456)	—	(4,456)
Common stock repurchased	—	(2)	(4,968)	—	—	(4,970)
Share-based compensation expense	—	—	1,406	—	—	1,406
Issuance of common stock under employee benefit plans	—	—	668	—	—	668
Balances, June 30, 2024	$110,548	$214	$432,569	$276,029	$(82,581)	$736,779
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(128,950)	$48,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,219	28,224
Depreciation on premises and equipment	2,456	2,478
Impairment on goodwill	153,977	—
Amortization of intangible assets	1,738	2,105
Amortization of operating lease right-of-use asset	788	803
Amortization of loan servicing rights	1,139	1,351
Share-based compensation expense	1,534	1,406
Increase in cash surrender value of life insurance	(4,059)	(3,726)
Gain on proceeds from company-owned life insurance	(343)	—
Investment securities accretion, net	(6,937)	(2,340)
Loss on sales of investment securities, net	—	152
Gain on repurchase of subordinated debt	—	(167)
Gain on sales of other real estate owned	(39)	(22)
Impairment on other real estate owned	—	730
Origination of loans held for sale	(45,532)	(32,361)
Proceeds from sales of loans and leases held for sale	47,026	45,807
Gain on sale of loans held for sale	(1,303)	(892)
Net change in operating assets and liabilities:
Accrued interest receivable	276	18
Credit enhancement asset	11,004	(2,813)
Other assets	12,539	(9,820)
Accrued expenses and other liabilities	(20,777)	(4,801)
Net cash provided by operating activities	52,756	74,514
Cash flows from investing activities:
Purchases of investment securities available for sale	(218,307)	(322,891)
Proceeds from sales of investment securities available for sale	—	45,825
Maturities and payments on investment securities available for sale	95,792	91,216
Purchases of equity securities	(33)	(150)
Net decrease in loans	331,643	227,718
Proceeds from sale of consumer loans held for sale	61,099	—
Purchases of premises and equipment	(3,233)	(2,078)
Purchases of nonmarketable equity securities	(80,200)	(114,232)
Proceeds from redemptions of nonmarketable equity securities	76,231	108,652
Proceeds from sales of other real estate owned	4,774	301
Proceeds from company-owned life insurance, net	1,166	—
Net cash provided by investing activities	268,932	34,361
Cash flows from financing activities:
Net decrease in deposits	(250,324)	(191,506)
Net decrease in short-term borrowings	(78,845)	(27,657)
Net increase in short-term FHLB borrowings	82,000	179,000
Proceeds from long-term FHLB borrowings	203,000	130,000
Payments made on long-term FHLB borrowings and other borrowings	(198,000)	(185,000)
Payments made on subordinated debt	—	(1,833)
Cash dividends paid on preferred stock	(4,456)	(4,456)
Cash dividends paid on common stock	(13,567)	(13,536)
Common stock repurchased	—	(4,970)
Proceeds from issuance of common stock under employee benefit plans	325	668
Net cash used in financing activities	(259,867)	(119,290)
Net increase (decrease) in cash and cash equivalents	61,821	(10,415)
Cash and cash equivalents:
Beginning of period	114,766	135,061
End of period	$176,587	$124,646
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$82,580	$92,962
Income tax paid (net of refunds)	761	21,020
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	29,400	—
Transfer of loans to other real estate owned	187	122
Right of use assets obtained in exchange for lease obligations	837	1,539
Transfer of premises and equipment, net to assets held for sale	245	—
Loans provided for sale of consumer loans held for sale	219,212	—
Pending settlements on securities purchased	—	1,000
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
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on July 1, 2025. Certain reclassifications of 2024 amounts have been made to conform to the 2025 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.
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

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$26,227	$27	$(1,190)	$25,064
Mortgage-backed securities - agency (1)	1,074,154	504	(85,058)	989,600
Mortgage-backed securities - non-agency	94,781	1,424	(2,933)	93,272
Asset-backed student loans	45,409	14	(346)	45,077
State and municipal securities	75,726	81	(5,990)	69,817
Collateralized loan obligations	48,036	77	(63)	48,050
Corporate securities	84,758	38	(5,319)	79,477
Total available for sale securities	$1,449,091	$2,165	$(100,899)	$1,350,357
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of June 30, 2025 was $(3.0) million. See Note 7 - Derivative Instruments for additional information regarding these derivative financial instruments.

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
Excluding securities issued or backed by U.S. government or its sponsored entities and agencies, there were no investments in securities from one issuer that exceeded 10% of shareholders' equity as of June 30, 2025 and December 31, 2024.
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, at June 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$4,471	$4,386
After one year through five years	60,845	57,791
After five years through ten years	109,589	102,078
After ten years	105,251	103,230
Mortgage-backed securities	1,168,935	1,082,872
Total available for sale securities	$1,449,091	$1,350,357

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Investment securities available for sale
Proceeds from sales	$—	$45,825	$—	$45,825
Gross realized gains on sales	—	307	—	307
Gross realized losses on sales	—	(459)	—	(459)
Unrealized losses and fair values for investment securities available for sale as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,960	$26	$8,836	$1,164	$18,796	$1,190
Mortgage-backed securities - agency	297,137	7,212	413,979	77,846	711,116	85,058
Mortgage-backed securities - non-agency	5,508	15	23,217	2,918	28,725	2,933
Asset-backed student loans	21,241	137	16,963	209	38,204	346
State and municipal securities	19,019	316	45,179	5,674	64,198	5,990
Collateralized loan obligations	10,444	52	2,367	11	12,811	63
Corporate securities	3,248	2	70,455	5,317	73,703	5,319
Total available for sale securities	$366,557	$7,760	$580,996	$93,139	$947,553	$100,899

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$4,973	$27	$8,488	$1,512	$13,461	$1,539
Mortgage-backed securities - agency	300,427	9,735	385,332	85,133	685,759	94,868
Mortgage-backed securities - non-agency	12,433	33	24,153	3,416	36,586	3,449
Asset-backed student loans	17,734	99	2,130	1	19,864	100
State and municipal securities	21,209	365	43,131	6,267	64,340	6,632
Collateralized loan obligations	7,468	7	—	—	7,468	7
Corporate securities	23,833	1,910	52,271	3,853	76,104	5,763
Total available for sale securities	$388,077	$12,176	$515,505	$100,182	$903,582	$112,358
    At June 30, 2025, 284 investment securities available for sale had unrealized losses with aggregate depreciation of 9.62% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial:
Commercial	$1,073,578	$818,496
Commercial other	470,808	541,324
Commercial real estate:
Commercial real estate non-owner occupied	1,480,685	1,628,961
Commercial real estate owner occupied	413,959	440,806
Multi-family	418,390	454,249
Farmland	70,327	67,648
Construction and land development	258,729	299,842
Total commercial loans	4,186,476	4,251,326
Residential real estate:
Residential first lien	299,725	315,775
Other residential	61,536	64,782
Consumer:
Consumer	90,213	96,202
Consumer other	50,190	48,099
Lease financing	347,155	391,390
Total loans	$5,035,295	$5,167,574
Total loans include net deferred loan costs of $0.6 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively, and unearned discounts of $49.0 million and $56.7 million within the lease financing portfolio at June 30, 2025 and December 31, 2024, respectively.

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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three and six months ended June 30, 2025 and 2024, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$42,028	$20,726	$40,410	$20,990
New loans and other additions	3,317	500	5,675	500
Repayments and other reductions	(859)	(332)	(1,599)	(596)
Ending balance	$44,486	$20,894	$44,486	$20,894

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended June 30, 2025:
Balance, beginning of period	$33,554	$39,069	$3,021	$7,874	$5,935	$15,723	$105,176
Provision for credit losses on loans	5,773	10,186	(1,181)	(860)	296	3,155	17,369
Charge-offs	(6,161)	(22,453)	—	—	(884)	(3,886)	(33,384)
Recoveries	1,013	637	1,029	90	357	403	3,529
Balance, end of period	$34,179	$27,439	$2,869	$7,104	$5,704	$15,395	$92,690

Changes in allowance for credit losses on loans for the six months ended June 30, 2025:
Balance, beginning of period	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204
Provision for credit losses on loans	9,355	13,139	(1,711)	(934)	1,236	7,134	28,219
Charge-offs	(19,461)	(23,176)	—	(72)	(1,337)	(7,334)	(51,380)
Recoveries	1,509	639	1,030	108	405	956	4,647
Balance, end of period	$34,179	$27,439	$2,869	$7,104	$5,704	$15,395	$92,690

Changes in allowance for credit losses on loans for the three months ended June 30, 2024:
Balance, beginning of period	$26,704	$21,367	$12,629	$5,655	$81,023	$13,466	$160,844
Provision for credit losses on loans	9,217	(1,253)	336	(475)	(1,185)	1,842	8,482
Charge-offs	(3,838)	(5)	—	—	(10,338)	(2,084)	(16,265)
Recoveries	153	2,088	1	13	63	64	2,382
Balance, end of period	$32,236	$22,197	$12,966	$5,193	$69,563	$13,288	$155,443

Changes in allowance for credit losses on loans for the six months ended June 30, 2024:
Balance, beginning of period	$29,672	$20,229	$4,163	$5,553	$86,762	$12,940	$159,319
Provision for credit losses on loans	10,993	424	8,802	(393)	4,746	3,852	28,424
Charge-offs	(8,698)	(696)	—	(35)	(22,095)	(3,749)	(35,273)
Recoveries	269	2,240	1	68	150	245	2,973
Balance, end of period	$32,236	$22,197	$12,966	$5,193	$69,563	$13,288	$155,443
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

The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$3,775	$3,850	$7,625	$2,678	$7,074	$9,752
Commercial other	6,606	1,240	7,846	3,439	—	3,439
Commercial real estate:
Commercial real estate non-owner occupied	11,948	6,092	18,040	9,173	24,187	33,360
Commercial real estate owner occupied	1,961	11,469	13,430	1,407	16,871	18,278
Multi-family	716	8,140	8,856	2,363	51,770	54,133
Farmland	1,556	—	1,556	1,148	—	1,148
Construction and land development	39	8,399	8,438	39	8,399	8,438
Total commercial loans	26,601	39,190	65,791	20,247	108,301	128,548
Residential real estate:
Residential first lien	3,391	469	3,860	2,501	491	2,992
Other residential	492	—	492	446	—	446
Consumer:
Consumer	62	—	62	20	—	20
Lease financing	6,299	—	6,299	8,132	—	8,132
Total loans	$36,845	$39,659	$76,504	$31,346	$108,792	$140,138
    There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2025 and 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.4 million and $6.7 million for the three and six months ended June 30, 2025 and $2.3 million and $3.6 million for the three and six months ended June 30, 2024, respectively.
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

The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of June 30, 2025 and December 31, 2024:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
June 30, 2025
Commercial:
Commercial	$—	$3,850	$—	$3,850
Commercial other	—	1,239	778	2,017
Commercial real estate:
Non-owner occupied	16,587	—	—	16,587
Owner occupied	9,873	1,596	—	11,469
Multi-family	8,857	—	—	8,857
Construction and land development	8,398	—	—	8,398
Lease financing	—	—	431	431
Total collateral dependent loans	$43,715	$6,685	$1,209	$51,609

December 31, 2024
Commercial:
Commercial	$—	$7,074	$—	$7,074
Commercial other	—	—	—	—
Commercial real estate:
Non-owner occupied	24,188	—	—	24,188
Owner occupied	9,284	7,587	—	16,871
Multi-family	54,133	—	—	54,133
Construction and land development	8,399	—	—	8,399
Lease financing	—	—	465	465
Total collateral dependent loans	$96,004	$14,661	$465	$111,130

The aging status of the recorded investment in loans by class as of June 30, 2025 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$1,548	$2,079	$—	$3,627	$7,625	$1,062,326	$1,073,578
Commercial other	11,038	6,147	3,608	20,793	7,846	442,169	470,808
Commercial real estate:
Commercial real estate non-owner occupied	3,005	—	—	3,005	18,040	1,459,640	1,480,685
Commercial real estate owner occupied	177	90	—	267	13,430	400,262	413,959
Multi-family	—	—	—	—	8,856	409,534	418,390
Farmland	—	47	—	47	1,556	68,724	70,327
Construction and land development	3,873	—	—	3,873	8,438	246,418	258,729
Total commercial loans	19,641	8,363	3,608	31,612	65,791	4,089,073	4,186,476
Residential real estate:
Residential first lien	54	323	—	377	3,860	295,488	299,725
Other residential	90	35	—	125	492	60,919	61,536
Consumer:
Consumer	487	17	—	504	62	89,647	90,213
Consumer other	446	239	—	685	—	49,505	50,190
Lease financing	7,443	3,821	—	11,264	6,299	329,592	347,155
Total loans	$28,161	$12,798	$3,608	$44,567	$76,504	$4,914,224	$5,035,295
The aging status of the recorded investment in loans by class as of December 31, 2024 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$4,562	$349	$—	$4,911	$9,752	$803,833	$818,496
Commercial other	9,578	6,284	10,769	26,631	3,439	511,254	541,324
Commercial real estate:
Commercial real estate non-owner occupied	11,732	—	—	11,732	33,360	1,583,869	1,628,961
Commercial real estate owner occupied	985	—	—	985	18,278	421,543	440,806
Multi-family	—	—	—	—	54,133	400,116	454,249
Farmland	48	—	—	48	1,148	66,452	67,648
Construction and land development	—	—	—	—	8,438	291,404	299,842
Total commercial loans	26,905	6,633	10,769	44,307	128,548	4,078,471	4,251,326
Residential real estate:
Residential first lien	21	650	—	671	2,992	312,112	315,775
Other residential	91	38	—	129	446	64,207	64,782
Consumer:
Consumer	314	40	—	354	20	95,828	96,202
Consumer other	345	211	—	556	—	47,543	48,099
Lease financing	4,679	3,754	—	8,433	8,132	374,825	391,390
Total loans	$32,355	$11,326	$10,769	$54,450	$140,138	$4,972,986	$5,167,574

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

The following table represents, by loan portfolio segment, a summary of the loan restructuring for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands)	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial:
Commercial	$94	1	$—	—	$1,068	2	$—	—
Commercial other	561	2	1,161	8	861	4	1,907	12
Commercial real estate:
Commercial real estate non-owner occupied	—	—	6,456	1	—	—	6,456	1
Commercial real estate owner occupied	201	1	—	—	201	1	—	—
Farmland	267	1	—	—	267	1	—	—
Construction and land development	—	—	—	—	—	—	—	—
Total commercial loans	1,123	5	7,617	9	2,397	8	8,363	13
Residential real estate:
Residential first lien	—	—	66	1	156	4	66	1
Other residential	—	—	81	2	—	—	81	2
Consumer:
Consumer	—	—	26	1	—	—	26	1
Lease financing	—	—	1,416	6	—	—	2,132	9
Total loan restructurings	$1,123	5	$9,206	19	$2,553	12	$10,668	26

	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Interest Rate Reduction	$—	—	$480	2	$300	2	$480	2
Term Extension	94	1	2,270	16	1,224	6	3,732	23
Payment Deferral	—	—	6,456	1	—	—	6,456	1
Interest Rate Reduction and Payment Deferral	201	1	—	—	201	1	—	—
Term Extension and Payment Deferral	828	3	—	—	828	3	—	—
Total loan restructurings	$1,123	5	$9,206	19	$2,553	12	$10,668	26
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of June 30, 2025:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$77	$77	$1,393	$1,470
Commercial other	—	—	15	15	1,113	1,128
Commercial real estate:
Commercial real estate non-owner occupied	—	—	4,456	4,456	21,422	25,878
Commercial real estate owner occupied	201	—	—	201	6,038	6,239
Multi-family	—	—	—	—	—	—
Farmland	—	—	—	—	267	267
Construction and land development	—	—	—	—	1,571	1,571
Total commercial loans	201	—	4,548	4,749	31,804	36,553
Residential real estate:
Residential first lien	133	10	—	143	339	482
Consumer:
Consumer	—	—	—	—	15	15
Lease financing	—	668	139	807	188	995
Total loan restructurings	$334	$678	$4,687	$5,699	$32,346	$38,045
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
The Company has a loan approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Company’s commercial loan portfolio are risk rated based on the grading system set forth below. All loan authority is based on the aggregate credit to a borrower and its related entities.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of June 30, 2025 and December 31, 2024:

			June 30, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$409,916	$96,319	$91,564	$21,005	$50,201	$53,582	$333,654	$1,056,241
		Special mention	—	—	—	—	—	40	163	203
		Substandard	—	44	2,575	264	347	1,461	4,818	9,509
		Substandard – nonaccrual	—	84	876	4,251	508	647	1,259	7,625
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	409,916	96,447	95,015	25,520	51,056	55,730	339,894	1,073,578

	Commercial other	Acceptable credit quality	39,789	86,067	76,141	102,106	40,686	22,686	89,412	456,887
		Special mention	—	1	1,948	1,200	1,689	196	—	5,034
		Substandard	—	—	29	—	—	64	895	988
		Substandard – nonaccrual	—	231	2,193	2,203	743	659	1,817	7,846
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	53	—	—	53
		Subtotal	39,789	86,299	80,311	105,509	43,171	23,605	92,124	470,808

Commercial real estate	Non-owner occupied	Acceptable credit quality	160,880	298,946	147,674	389,040	217,961	170,612	11,644	1,396,757
		Special mention	110	15,649	3,199	9,851	174	169	—	29,152
		Substandard	—	62	—	—	4,063	32,611	—	36,736
		Substandard – nonaccrual	—	4,524	—	61	—	13,455	—	18,040
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	160,990	319,181	150,873	398,952	222,198	216,847	11,644	1,480,685

	Owner occupied	Acceptable credit quality	47,793	59,960	47,374	92,493	70,201	77,704	626	396,151
		Special mention	—	845	—	—	—	159	—	1,004
		Substandard	—	471	—	—	30	2,873	—	3,374
		Substandard – nonaccrual	—	308	—	11,365	264	1,189	304	13,430
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	47,793	61,584	47,374	103,858	70,495	81,925	930	413,959

	Multi-family	Acceptable credit quality	21,773	34,612	14,459	199,889	74,796	18,072	323	363,924
		Special mention	—	—	7,628	32,752	—	—	—	40,380
		Substandard	—	—	—	—	5,191	39	—	5,230
		Substandard – nonaccrual	—	8,140	—	—	—	716	—	8,856
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	21,773	42,752	22,087	232,641	79,987	18,827	323	418,390

	Farmland	Acceptable credit quality	15,734	2,069	8,055	3,785	8,093	26,753	1,920	66,409
		Special mention	—	—	—	—	—	—	—	—
		Substandard	600	—	1,210	—	13	539	—	2,362
		Substandard – nonaccrual	—	—	—	107	267	1,134	48	1,556
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,334	2,069	9,265	3,892	8,373	28,426	1,968	70,327

Construction and land development		Acceptable credit quality	57,907	105,419	25,359	26,846	12,859	778	14,124	243,292
		Special mention	—	1,571	—	—	—	—	—	1,571
		Substandard	—	—	—	—	—	—	—	—
		Substandard – nonaccrual	—	—	—	—	8,399	39	—	8,438
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,706	2,987	398	316	—	21	—	5,428
		Subtotal	59,613	109,977	25,757	27,162	21,258	838	14,124	258,729

Total		Acceptable credit quality	753,792	683,392	410,626	835,164	474,797	370,187	451,703	3,979,661
		Special mention	110	18,066	12,775	43,803	1,863	564	163	77,344
		Substandard	600	577	3,814	264	9,644	37,587	5,713	58,199
		Substandard – nonaccrual	—	13,287	3,069	17,987	10,181	17,839	3,428	65,791
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,706	2,987	398	316	53	21	—	5,481
Total commercial loans			$756,208	$718,309	$430,682	$897,534	$496,538	$426,198	$461,007	$4,186,476

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$103,345	$100,478	$66,135	$59,613	$28,661	$39,895	$343,577	$741,704
		Special mention	54,838	—	—	—	—	60	277	55,175
		Substandard	464	2,964	626	1,311	196	1,239	5,065	11,865
		Substandard – nonaccrual	—	635	4,601	514	12	3,202	788	9,752
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	158,647	104,077	71,362	61,438	28,869	44,396	349,707	818,496

	Commercial other	Acceptable credit quality	101,877	94,515	133,745	59,701	25,688	14,016	103,794	533,336
		Special mention	1	2,132	1,100	964	197	94	—	4,488
		Substandard	—	31	—	—	—	—	30	61
		Substandard – nonaccrual	119	646	1,406	682	93	394	99	3,439
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	101,997	97,324	136,251	61,347	25,978	14,504	103,923	541,324

Commercial real estate	Non-owner occupied	Acceptable credit quality	404,475	179,499	460,447	261,886	79,830	130,160	6,729	1,523,026
		Special mention	12,392	4,079	—	178	3,988	274	—	20,911
		Substandard	62	2,061	8,149	4,190	4,463	32,739	—	51,664
		Substandard – nonaccrual	80	7,737	7,861	4,509	—	13,173	—	33,360
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	417,009	193,376	476,457	270,763	88,281	176,346	6,729	1,628,961

	Owner occupied	Acceptable credit quality	61,613	43,344	95,334	101,717	46,914	62,723	629	412,274
		Special mention	849	—	—	—	—	214	—	1,063
		Substandard	469	5,469	381	—	—	2,872	—	9,191
		Substandard – nonaccrual	317	—	16,971	264	1	421	304	18,278
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	63,248	48,813	112,686	101,981	46,915	66,230	933	440,806

	Multi-family	Acceptable credit quality	49,292	14,682	224,849	60,428	27,417	9,519	978	387,165
		Special mention	—	7,650	—	—	—	—	—	7,650
		Substandard	—	—	—	5,258	—	43	—	5,301
		Substandard – nonaccrual	27,354	8,890	—	899	—	16,990	—	54,133
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	76,646	31,222	224,849	66,585	27,417	26,552	978	454,249

	Farmland	Acceptable credit quality	4,157	9,540	4,557	16,794	10,046	19,588	1,690	66,372
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	13	—	115	—	128
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	4,157	9,540	4,557	16,807	10,046	20,803	1,738	67,648

Construction and land development		Acceptable credit quality	71,889	27,121	106,277	25,780	—	1,153	38,829	271,049
		Special mention	11,409	—	—	—	—	—	—	11,409
		Substandard	5,848	—	—	—	—	—	—	5,848
		Substandard – nonaccrual	—	—	—	8,399	—	39	—	8,438
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
		Subtotal	91,378	27,591	106,651	34,179	—	1,214	38,829	299,842

Total		Acceptable credit quality	796,648	469,179	1,091,344	585,919	218,556	277,054	496,226	3,934,926
		Special mention	79,489	13,861	1,100	1,142	4,185	642	277	100,696
		Substandard	6,843	10,525	9,156	10,772	4,659	37,008	5,095	84,058
		Substandard – nonaccrual	27,870	17,908	30,839	15,267	106	35,319	1,239	128,548
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
Total commercial loans			$913,082	$511,943	$1,132,813	$613,100	$227,506	$350,045	$502,837	$4,251,326

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and six months ended June 30, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended June 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$88	$—	$88
	Commercial Other	—	14	243	915	179	39	4,683	6,073
Commercial Real Estate	Non-owner occupied	—	—	—	7,782	—	5,743	—	13,525
Commercial Real Estate	Owner occupied	—	—	—	5,847	—	—	—	5,847
	Multi-family	—	—	—	2,354	—	727	—	3,081
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$14	$243	$16,898	$179	$6,597	$4,683	$28,614

		Term Loans by Origination Year
		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the six months ended June 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$152	$—	$152
	Commercial Other	—	56	1,035	1,930	406	117	15,765	19,309
Commercial Real Estate	Non-owner occupied	—	—	—	7,782	—	5,743	—	13,525
	Owner occupied	—	—	—	5,847	—	—	—	5,847
	Multi-family	—	—	—	2,354	—	1,450	—	3,804
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$56	$1,035	$17,913	$406	$7,462	$15,765	$42,637

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended June 30, 2024
Commercial	Commercial	$—	$475	$—	$750	$—	$14	$—	$1,239
	Commercial Other	—	579	1,807	127	3	83	—	2,599
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	5	—	5
Commercial Real Estate	Owner occupied	—	—	—	—	—	—	—	—
	Multi-family	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$1,054	$1,807	$877	$3	$102	$—	$3,843

		Term Loans by Origination Year
		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the six months ended June 30, 2024
Commercial	Commercial	$—	$475	$—	$750	$10	$15	$102	$1,352
	Commercial Other	—	1,445	5,331	421	23	126	—	7,346
Commercial Real Estate	Non-owner occupied	—	—	—	—		5	—	5
	Owner occupied	—	—	—	—	138	553	—	691
	Multi-family	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$1,920	$5,331	$1,171	$171	$699	$102	$9,394

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and leases, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of June 30, 2025 and December 31, 2024:

			June 30, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$2,769	$29,869	$40,255	$65,857	$29,975	$127,140	$—	$295,865
		Nonperforming	—	—	318	196	302	3,044	—	3,860
		Subtotal	2,769	29,869	40,573	66,053	30,277	130,184	—	299,725

	Other residential	Performing	842	2,248	2,071	729	227	1,786	53,141	61,044
		Nonperforming	—	—	—	—	—	148	344	492
		Subtotal	842	2,248	2,071	729	227	1,934	53,485	61,536

Consumer	Consumer	Performing	8,891	18,787	17,436	13,792	21,053	9,142	1,050	90,151
		Nonperforming	—	—	33	3	—	23	3	62
		Subtotal	8,891	18,787	17,469	13,795	21,053	9,165	1,053	90,213

	Consumer other	Performing	—	—	357	33,270	7,218	9,345	—	50,190
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	357	33,270	7,218	9,345	—	50,190

Leases financing		Performing	40,212	79,294	82,512	81,333	32,440	25,065	—	340,856
		Nonperforming	—	689	1,252	3,386	685	287	—	6,299
		Subtotal	40,212	79,983	83,764	84,719	33,125	25,352	—	347,155

Total		Performing	52,714	130,198	142,631	194,981	90,913	172,478	54,191	838,106
		Nonperforming	—	689	1,603	3,585	987	3,502	347	10,713
Total other loans			$52,714	$130,887	$144,234	$198,566	$91,900	$175,980	$54,538	$848,819

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$29,754	$41,263	$69,334	$35,539	$27,282	$109,572	$39	$312,783
		Nonperforming	—	137	196	312	139	2,208	—	2,992
		Subtotal	29,754	41,400	69,530	35,851	27,421	111,780	39	315,775

	Other residential	Performing	2,620	2,218	874	257	308	1,822	56,237	64,336
		Nonperforming	—	—	—	—	—	148	298	446
		Subtotal	2,620	2,218	874	257	308	1,970	56,535	64,782

Consumer	Consumer	Performing	22,405	21,182	16,636	23,632	3,542	7,874	911	96,182
		Nonperforming	—	—	5	—	—	12	3	20
		Subtotal	22,405	21,182	16,641	23,632	3,542	7,886	914	96,202

	Consumer other	Performing	—	536	29,939	7,510	3,677	6,437	—	48,099
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	536	29,939	7,510	3,677	6,437	—	48,099

Leases financing		Performing	94,432	96,171	106,809	44,213	24,774	16,859	—	383,258
		Nonperforming	77	3,720	3,017	992	239	87	—	8,132
		Subtotal	94,509	99,891	109,826	45,205	25,013	16,946	—	391,390

Total
		Performing	149,211	161,370	223,592	111,151	59,583	142,564	57,187	904,658
		Nonperforming	77	3,857	3,218	1,304	378	2,455	301	11,590
Total other loans			$149,288	$165,227	$226,810	$112,455	$59,961	$145,019	$57,488	$916,248

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and six months ended June 30, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended June 30, 2025
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$—	$—	$—
	Other residential	—	—	—	—	—	—	—	—
Consumer	Consumer	—	29	7	—	—	—	9	45
	Consumer other	22	27	33	269	124	364	—	839
Lease financing		—	324	1,712	1,187	184	479	—	3,886
Total gross other charge-offs		$22	$380	$1,752	$1,456	$308	$843	$9	$4,770

		Term Loans by Origination Year
		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the six months ended June 30, 2025
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$27	$—	$27
	Other residential	—	—	—	25	—	1	19	45
Consumer	Consumer	—	30	12	2	—	1	13	58
	Consumer other	26	79	50	284	129	711	—	1,279
Lease financing		—	467	3,418	2,418	393	638	—	7,334
Total gross other charge-offs		$26	$576	$3,480	$2,729	$522	$1,378	$32	$8,743

		Term Loans
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended June 30, 2024
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$—	$—	$—
	Other residential	—	—	—	—	—	—	—	—
Consumer	Consumer	—	22	—	5	10	—	1	38
	Consumer other	1	2,377	4,981	1,466	552	923	—	10,300
Lease financing		—	946	900	223	15	—	—	2,084
Total gross other charge-offs		$1	$3,345	$5,881	$1,694	$577	$923	$1	$12,422

		Term Loans
		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the six months ended June 30, 2024
Residential real estate	Residential first lien	$—	$—	$11	$—	$—	$—	$—	$11
	Other residential	—	—	16	—	—	—	8	24
Consumer	Consumer	—	22	—	5	16	27	1	71
	Consumer other	1	5,034	10,707	2,841	1,414	2,027	—	22,024
Lease financing		—	1,069	2,271	337	52	20	—	3,749
Total gross other charge-offs		$1	$6,125	$13,005	$3,183	$1,482	$2,074	$9	$25,879
NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Land	$15,856	$15,986
Buildings and improvements	85,322	83,296
Furniture and equipment	37,363	36,526
Lease right-of-use assets	8,862	8,830
Total	147,403	144,638
Accumulated depreciation	(61,163)	(58,928)
Premises and equipment, net	$86,240	$85,710
    Depreciation expense for the three and six months ended June 30, 2025 was $1.2 million and $2.5 million, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively.
The Company has entered into operating leases, primarily for banking offices, operating facilities and ATMs, which have remaining lease terms of 6 months to 13 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $8.9 million and $8.8 million as of June 30, 2025 and December 31, 2024, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $10.1 million as of both June 30, 2025 and December 31, 2024, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.

Information related to operating leases for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$480	$481	$978	$957
Operating cash flows from leases	485	577	1,003	1,149
Right-of-use assets obtained in exchange for lease obligations	—	1,317	837	1,539
Weighted average remaining lease term	6.51 years	7.37 years	6.51 years	7.37 years
Weighted average discount rate	3.72%	3.58%	3.72%	3.58%
The projected minimum rental payments under the terms of the leases as of June 30, 2025 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2026	$1,768
2027	1,824
2028	1,708
2029	1,659
2030	1,445
Thereafter	3,103
Total future minimum lease payments	11,507
Less imputed interest	(1,395)
Total operating lease liabilities	$10,112

NOTE 5 - OPERATING LEASES - LESSOR
The Company provides financing for various types of equipment through operating leasing arrangements. The equipment leased to others is carried at cost less accumulated depreciation in other assets on our consolidated balance sheets. The Company had equipment leased to others of $25.6 million and $30.7 million at June 30, 2025 and December 31, 2024, respectively, net of accumulated depreciation of $16.9 million and $18.1 million at June 30, 2025 and December 31, 2024, respectively. The Company recorded lease income related to lease payments for operating leases in other income on our consolidated statements of income of $2.8 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively, and $5.9 million and $8.8 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense related to leased equipment was $2.3 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, and $4.6 million and $7.0 million for the six months ended June 30, 2025 and 2024, respectively.
The Company performs assessment of the recoverability of long-lived assets when events or changes in circumstances indicate their carrying values may not be recoverable.
The future lease payments receivable from operating leases as of June 30, 2025 are as follows:

(dollars in thousands)	Amount
Year ending December 31:
2025 remaining	$6,654
2026	3,038
2027	1,750
2028	773
2029	435
Thereafter	48
Total future minimum lease payments	$12,698

NOTE 6 – GOODWILL
The carrying amount of goodwill by segment at June 30, 2025 and December 31, 2024 is summarized as follows:

(dollars in thousands)	2025	2024
Banking	$3,181	$157,158
Wealth management	4,746	4,746
Total goodwill	$7,927	$161,904
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

	June 30, 2025			December 31, 2024
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges
Interest rate contracts
Fair value hedges
Investment securities available for sale	$523	$3,518	$279,658	$2,653	$654	$167,363
Cash flow hedges
Investment securities available for sale	1,343	—	90,000	—	—	—
Pools of commercial and commercial real estate loans	2,578	2,394	300,000	—	4,502	200,000
FHLB advances, brokered CDs and other borrowings	115	522	125,000	863	281	75,000
Total derivatives designated as accounting hedges	$4,558	$6,434	$794,658	$3,516	$5,437	$442,363
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	$392	$392	$53,514	$218	$218	$54,390
Interest rate lock commitments	253	—	8,621	71	—	3,907
Forward commitments to sell mortgage-backed securities	—	91	13,750	32	—	10,198
Total derivatives not designated as accounting hedges	$645	$483	$75,885	$321	$218	$68,495
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Investment securities available for sale	$366,460	$286,982	$(2,995)	$1,999

+

Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income.

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2025	2024		2025	2024
Three Months Ended June 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities	$(1,508)	$160	Interest income on investment securities available for sale	$1,549	$(119)
Six Months Ended June 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$(4,994)	$1,178	Interest income on investment securities available for sale	$5,040	$(1,137)
The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income.

	Gain (loss) recognized in AOCI on derivative		Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2025	2024		2025	2024
Three Months Ended June 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$238	$(931)	Interest income on loans	$(741)	$(1,547)
Investment securities available for sale	71	—	Interest income on investment securities	(5)	—
FHLB advances, brokered CDs and other borrowings	(86)	722	Interest expense	104	366
Total gain (loss) on cash flow hedging relationships	$223	$(209)		$(642)	$(1,181)
Six Months Ended June 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$1,355	$(4,001)	Interest income on loans	$(1,806)	$(3,094)
Investment securities available for sale	517	—	Interest income on investment securities	82	—
FHLB advances, brokered CDs and other borrowings	(785)	2,145	Interest expense	245	561
Total gain (loss) on cash flow hedging relationships	$1,087	$(1,856)		$(1,479)	$(2,533)
During the next 12 months, we estimate $1.4 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income.

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location of gain (loss) recognized in income on derivative	2025	2024	2025	2024
Six Months Ended June 30,
Gain (loss) on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$(11)	$10	$59	$128
Total (loss) gain on derivative instruments not designated as accounting hedges		$(11)	$10	$59	$128
NOTE 8 – DEPOSITS
The following table summarizes the classification of deposits as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing demand	$1,074,212	$1,055,564
Interest-bearing:
Checking	2,180,717	2,378,256
Money market	1,216,357	1,173,630
Savings	511,470	507,305
Time	964,163	1,082,488
Total deposits	$5,946,919	$6,197,243

NOTE 9 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
FHLB advances – fixed rate, fixed term at rates averaging 4.38% and 4.50% at June 30, 2025 and December 31, 2024 - maturing through October 2029	$138,000	$133,000
FHLB advances – putable fixed rate at rates averaging 3.69% and 3.69% at June 30, 2025 and December 31, 2024, respectively – maturing through July 2034 with call provisions through August 2025	125,000	125,000
FHLB advances – Short term fixed rate at rates of 4.43% at June 30, 2025	82,000	—
Total FHLB advances and other borrowings	$345,000	$258,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $3.10 billion and $3.23 billion at June 30, 2025 and December 31, 2024, respectively. Based on this collateral, the Company was eligible to borrow $1.18 billion from the FHLB at June 30, 2025.

NOTE 10 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at June 30, 2025 and December 31, 2024:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At June 30, 2025
Outstanding amount	$50,750	$27,004	$77,754
Carrying amount	50,750	27,009	77,759
Current rate	7.91%	5.50%
At December 31, 2024
Outstanding amount	$50,750	$27,250	$78,000
Carrying amount	50,750	26,999	77,749
Current rate	7.94%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually through 9/30/2024; Quarterly for all subsequent periods	Semiannually through 9/30/2029; Quarterly for all subsequent periods
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
On August 27, 2025, the Company notified holders that the Company will redeem on September 30, 2025 all of the outstanding Fixed-to-Floating Rate Subordinated Notes due September 30, 2029, having an aggregate current principal amount of $50.8 million. The aggregate redemption price will be 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The interest rate on the subordinated notes is currently 7.91%, equating to approximately $4.0 million of annual interest expense.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the three months ended June 30, 2025
Balance, beginning of period	$(70,667)	$(1,672)	$(72,339)
Other comprehensive income (loss) before reclassifications	(2,287)	165	(2,122)
Amounts reclassified from AOCI to income(1)	—	473	473
Balance, end of period	$(72,954)	$(1,034)	$(73,988)
Changes in AOCI for the three months ended June 30, 2024
Balance, beginning of period	$(76,007)	$(5,412)	$(81,419)
Other comprehensive income (loss) before reclassifications	(1,871)	(153)	(2,024)
Amounts reclassified from AOCI to income(1)	—	862	862
Balance, end of period	$(77,878)	$(4,703)	$(82,581)

Changes in AOCI for the six months ended June 30, 2025
Balance, beginning of period	$(79,021)	$(2,939)	$(81,960)
Other comprehensive income (loss) before reclassifications	6,067	815	6,882
Amounts reclassified from AOCI to income(1)	—	1,090	1,090
Balance, end of period	$(72,954)	$(1,034)	$(73,988)
Changes in AOCI for the six months ended June 30, 2024
Balance, beginning of period	$(71,556)	$(5,197)	$(76,753)
Other comprehensive income (loss) before reclassifications	(6,322)	(1,355)	(7,677)
Amounts reclassified from AOCI to income(1)	—	1,849	1,849
Balance, end of period	$(77,878)	$(4,703)	$(82,581)
See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Details about AOCI components	Amounts reclassified from AOCI		Amounts reclassified from AOCI		Affected line item in the statement of income
Gains and losses on cash flow hedges	$(642)	$(1,181)	$(1,479)	$(2,533)	Interest income (expense)
	169	319	389	684	Income tax (expense) benefit
	$(473)	$(862)	$(1,090)	$(1,849)	Net income

NOTE 12 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$12,024	$25,719	$(128,950)	$48,382
Preferred dividends declared	(2,228)	(2,228)	(4,456)	(4,456)
Net income (loss) available to common shareholders	9,796	23,491	(133,406)	43,926
Common shareholder dividends	(6,670)	(6,661)	(13,336)	(13,327)
Unvested restricted stock award dividends	(115)	(103)	(231)	(209)
Undistributed earnings to unvested restricted stock awards	(48)	(250)	—	(460)
Undistributed earnings (loss) to common shareholders	$2,963	$16,477	$(146,973)	$29,930
Basic
Distributed earnings to common shareholders	$6,670	$6,661	$13,336	$13,327
Undistributed earnings (loss) to common shareholders	2,963	16,477	(146,973)	29,930
Total common shareholders earnings (loss), basic	$9,633	$23,138	$(133,637)	$43,257
Diluted
Distributed earnings to common shareholders	$6,670	$6,661	$13,336	$13,327
Undistributed earnings (loss) to common shareholders	2,963	16,477	(146,973)	29,930
Total common shareholders earnings (loss)	9,633	23,138	(133,637)	43,257
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	—	—
Total common shareholders earnings (loss), diluted	$9,633	$23,138	$(133,637)	$43,257
Weighted average common shares outstanding, basic	21,820,190	21,731,195	21,808,475	21,753,056
Dilutive effect of options	—	3,654	—	8,436
Weighted average common shares outstanding, diluted	21,820,190	21,734,849	21,808,475	21,761,492
Basic earnings (loss) per common share	$0.44	$1.06	$(6.13)	$1.99
Diluted earnings (loss) per common share	0.44	1.06	(6.13)	1.99

Antidilutive stock options(1)	249,277	235,652	249,277	235,652
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
Commercial loans held for sale. The fair value of commercial loans held for sale may be based upon third party bids to purchase the specific notes, or the estimated fair value of the underlying collateral. The fair value of the collateral is based on estimated market prices from an independently prepared appraisal, which is adjusted to reflect the cost of liquidating such collateral, and various other factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable (Level 3).
Consumer loans held for sale. The fair value of consumer loans held for sale are calculated using discounted cash flows or other market indicators (Level 3).
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at June 30, 2025 and December 31, 2024, are summarized below:

	June 30, 2025
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$25,064	$—	$25,064	$—
Mortgage-backed securities - agency	989,600	—	989,600	—
Mortgage-backed securities - non-agency	93,272	—	93,272	—
Asset-backed student loans	45,077	—	45,077	—
State and municipal securities	69,817	—	69,817	—
Collateralized loan obligations	48,050	—	48,050	—
Corporate securities	79,477	—	79,477	—
Equity securities	4,295	4,295	—	—
Residential loans held for sale	7,899	—	7,899	—
Derivative assets	5,203	—	5,203	—
Total	$1,367,754	$4,295	$1,363,459	$—
Liabilities
Derivative liabilities	$6,917	$—	$6,917	$—
Total	$6,917	$—	$6,917	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$52,156	$—	$—	$52,156
Commercial loans held for sale	29,400	—	—	29,400
Other real estate owned	393	—	—	393
Credit enhancement asset	5,800	—	—	5,800

	December 31, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$20,141	$—	$20,141	$—
Mortgage-backed securities - agency	847,056	—	847,056	—
Mortgage-backed securities - non-agency	101,012	—	101,012	—
Asset-backed student loans	49,973	—	49,973	—
State and municipal securities	69,061	—	69,061	—
Collateralized loan obligations	40,450	—	40,450	—
Corporate securities	79,881	—	79,881	—
Equity securities	4,792	4,792	—	—
Loans held for sale	8,228	—	8,228	—
Credit enhancement asset	16,804	—	—	16,804
Derivative assets	3,837	—	3,837	—
Total	$1,241,235	$4,792	$1,219,639	$16,804
Liabilities
Derivative liabilities	$5,655	$—	$5,655	$—
Total	$5,655	$—	$5,655	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$120,222	$—	$—	$120,222
Consumer loans held for sale	336,719	—	—	336,719
Other real estate owned	4,941	—	—	4,941
    The following table presents losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Nonperforming loans	$8,281	$3,647	10,293	13,870
Other real estate owned	—	730	—	730
Total losses on assets measured on a nonrecurring basis	$8,281	$4,377	$10,293	$14,600

    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at June 30, 2025 and December 31, 2024:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
June 30, 2025
Nonperforming loans	$52,156	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 39.01% (1.96%)
Other real estate owned	393	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	54.10% - 70.67% (58.17%)
Commercial loans held for sale	29,400	Market approach	None - Fair value equals contracted sales price; no significant unobservable inputs	N/A

December 31, 2024
Nonperforming loans	$120,222	Fair value of collateral	Discount to reflect current market conditions and ultimate collectability	0.00% - 34.15% (0.67%)
Other real estate owned	4,941	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 43.54% (10.68%.)
Consumer loans held for sale(2)	336,719	Discounted cash flow	Discount rate	8.98%
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$7,899	$419	$7,480	$8,228	$282	$7,946
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Residential loans held for sale	$48	$(1)	$135	$17

    The carrying values and estimated fair value of certain financial instruments not carried at fair value at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$175,897	$175,897	$175,897	$—	$—
Federal funds sold	690	690	690	—	—
Loans	5,035,295	4,909,675	—	—	4,909,675
Accrued interest receivable	25,053	25,053	—	25,053	—

Liabilities
Deposits	$5,946,919	$5,932,931	$—	$5,932,931	$—
Short-term borrowings	8,654	8,654		8,654	—
FHLB and other borrowings	345,000	344,016	—	344,016	—
Subordinated debt	77,759	72,112	—	72,112	—
Trust preferred debentures	51,518	50,677	—	50,677	—

	December 31, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$114,055	$114,055	$114,055	$—	$—
Federal funds sold	711	711	711	—	—
Loans	5,167,574	4,979,885	—	—	4,979,885
Accrued interest receivable	25,329	25,329	—	25,329	—

Liabilities
Deposits	$6,197,243	$6,183,807	$—	$6,183,807	$—
Short-term borrowings	87,499	87,499	75,000	12,499	—
FHLB and other borrowings	258,000	253,520	—	253,520	—
Subordinated debt	77,749	69,827	—	69,827	—
Trust preferred debentures	51,205	49,056	—	49,056	—
The methods utilized to measure fair value of financial instruments at June 30, 2025 and December 31, 2024 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$799,331	$754,202
Financial guarantees – standby letters of credit	18,625	22,298
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

Selected business segment financial information for the three and six months ended June 30, 2025 and 2024 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended June 30, 2025
Interest income	$97,924	$—	$—	$97,924
Interest expense	36,879	18	2,332	39,229
Net interest income (expense)	61,045	(18)	(2,332)	58,695
Provision for credit losses	17,369	—	—	17,369
Wealth management revenue	—	7,379	—	7,379
Other noninterest income	16,972	—	(817)	16,155
Total noninterest income	16,972	7,379	(817)	23,534
Salaries and employee benefits	21,330	4,355	—	25,685
Depreciation expense	1,207	11	—	1,218
Amortization of intangible assets	572	255	—	827
Other noninterest expense	21,297	1,715	(750)	22,262
Total noninterest expense	44,406	6,336	(750)	49,992
Income (loss) before income taxes (benefit)	16,242	1,025	(2,399)	14,868
Income taxes (benefit)	3,037	528	(721)	2,844
Net income (loss)	$13,205	$497	$(1,678)	$12,024
Total assets	$7,114,866	$33,786	$(40,774)	$7,107,878

Six Months Ended June 30, 2025
Interest income	$197,279	$—	$—	$197,279
Interest expense	75,609	35	4,650	80,294
Net interest income (expense)	121,670	(35)	(4,650)	116,985
Provision for credit losses	28,219	—	—	28,219
Wealth management revenue	—	14,729	—	14,729
Other noninterest income	28,322	—	(1,754)	26,568
Total noninterest income	28,322	14,729	(1,754)	41,297
Salaries and employee benefits	44,244	7,857	—	52,101
Depreciation expense	2,435	21	—	2,456
Amortization of intangible assets	1,216	522	—	1,738
Impairment on goodwill	153,977	—	—	153,977
Other noninterest expense(1)	40,833	3,431	(1,539)	42,725
Total noninterest expense	242,705	11,831	(1,539)	252,997
(Loss) income before income (benefit) taxes	(120,932)	2,863	(4,865)	(122,934)
Income (benefit) taxes	6,144	1,288	(1,416)	6,016
Net (loss) income	$(127,076)	$1,575	$(3,449)	$(128,950)
Total assets	$7,114,866	$33,786	$(40,774)	$7,107,878

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended June 30, 2024
Interest income	$107,130	$—	$8	$107,138
Interest expense	46,065	12	2,166	48,243
Net interest income (expense)	61,065	(12)	(2,158)	58,895
Provision for credit losses	8,282	—	—	8,282
Wealth management revenue	—	6,801	—	6,801
Other noninterest income	25,203	—	(20)	25,183

Total noninterest income	25,203	6,801	(20)	31,984
Salaries and employee benefits	19,423	3,449	—	22,872
Depreciation expense	1,235	12	—	1,247
Amortization of intangible assets	741	275	—	1,016
Other noninterest expense	24,698	1,606	(655)	25,649
Total noninterest expense	46,097	5,342	(655)	50,784
Income (loss) before income taxes (benefit)	31,889	1,447	(1,523)	31,813
Income taxes (benefit)	6,119	618	(643)	6,094
Net income (loss)	$25,770	$829	$(880)	$25,719
Total assets	$7,685,175	$34,940	$(12,041)	$7,708,074

Six Months Ended June 30, 2024
Interest income	$212,649	$—	$15	$212,664
Interest expense	89,516	20	4,462	93,998
Net interest income (expense)	123,133	(20)	(4,447)	118,666
Provision for credit losses	28,224	—	—	28,224
Wealth management revenue	—	13,933	—	13,933
Other noninterest income	56,348	—	(456)	55,892
Total noninterest income	56,348	13,933	(456)	69,825
Salaries and employee benefits	40,205	6,769	—	46,974
Depreciation expense	2,452	26	—	2,478
Amortization of intangible assets	1,542	563	—	2,105
Other noninterest expense(1)	45,737	3,396	(1,298)	47,835
Total noninterest expense	89,936	10,754	(1,298)	99,392
Income (loss) before income taxes (benefit)	61,321	3,159	(3,605)	60,875
Income taxes (benefit)	12,624	1,308	(1,439)	12,493
Net income (loss)	$48,697	$1,851	$(2,166)	$48,382
Total assets	$7,685,175	$34,940	$(12,041)	$7,708,074
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

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$6,435	$5,853	$12,879	$12,120
Investment advisory and brokerage fees	522	500	1,004	923
Other	422	448	846	890
Service charges on deposit accounts:
Nonsufficient fund fees	2,018	1,836	3,971	3,658
Other	1,333	1,285	2,685	2,579
Interchange revenues	3,463	3,563	6,614	6,921
Other income:
Merchant services revenue	359	357	697	701
Other	823	513	1,116	612
Noninterest income - out-of-scope of Topic 606	8,159	17,629	11,485	41,421
Total noninterest income	$23,534	$31,984	$41,297	$69,825
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2025, as compared to December 31, 2024, and unaudited consolidated operating results for the three and six months ended June 30, 2025 and 2024. This disclosure should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and the audited financial statements and accompanying notes provided in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on July 1, 2025.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the greatest effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, except as indicated in "Accounting Standards Adopted in 2025" in Note 1 to the Consolidated Financial Statements in the report.
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

The method employed was a discounted cash flow analysis. Significant judgment is necessary in the determination of the fair value of a reporting unit. This valuation methodology requires an estimation of future cash flows, considering the after-tax results of operations, the extent and timing of credit losses, and appropriate discount and growth rates. Actual future cash flows may differ from forecasted results based on the assumptions used.

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

Third-party loan origination and servicing programs
Prior to March 31, 2025, the Company operated three significant programs to originate and service unsecured commercial and consumer loans. Loan options under the programs included traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan was fully repaid in the promotional window. The loans were originated at par in the Company’s name and had terms ranging from five months to 25 years with a much shorter effective life due to amortization and prepayments. As of June 30, 2025, the Company is operating only one such program.

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

At June 30, 2025 and December 31, 2024, loans outstanding in this program were $53.7 million and $62.3 million, respectively.
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

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Income Statement Data:
Interest income	$97,924	$107,138	$197,279	$212,664
Interest expense	39,229	48,243	80,294	93,998
Net interest income	58,695	58,895	116,985	118,666
Provision for credit losses	17,369	8,282	28,219	28,224
Noninterest income	23,534	31,984	41,297	69,825
Noninterest expense	49,992	50,784	252,997	99,392
Income (loss) before income taxes	14,868	31,813	(122,934)	60,875
Income taxes	2,844	6,094	6,016	12,493
Net income (loss)	12,024	25,719	(128,950)	48,382
Preferred dividends	2,228	2,228	4,456	4,456
Net income (loss) available to common shareholders	$9,796	$23,491	$(133,406)	$43,926
Per Share Data:
Basic earnings (loss) per common share	$0.44	$1.06	$(6.13)	$1.99
Diluted earnings (loss) per common share	$0.44	$1.06	$(6.13)	$1.99
Performance Metrics:
Return on average assets	0.67%	1.33%	(3.56)%	1.25%
Return on average shareholders' equity	8.43%	13.20%	(40.41)%	12.36%
During the three months ended June 30, 2025, we generated net income of $12.0 million, or diluted earnings per common share of $0.44, compared to net income of $25.7 million, or diluted earnings per common share of $1.06, in the three months ended June 30, 2024. Earnings for the second quarter of 2025 compared to the second quarter of 2024 decreased primarily due to a $0.2 million decrease in net interest income, a $9.1 million increase in provision for credit losses, and an $8.4 million decrease in noninterest income. These results were partially offset by a $0.8 million decrease in noninterest expense, and a $3.2 million decrease in income tax expense.
During the six months ended June 30, 2025, we generated a net loss of $129.0 million, or diluted loss per common share of $6.13, compared to net income of $48.4 million, or diluted earnings per common share of $1.99, in the six months ended June 30, 2024. Earnings for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, included a $1.7 million decrease in net interest income, a $28.5 million decrease in noninterest income, and a $153.6 million increase in noninterest expense, primarily as a result of $154.0 million of goodwill impairment recognized in the first quarter of 2025. These results were partially offset by a $6.5 million decrease in income tax expense.
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
At its July 2025 meeting, the FOMC kept its key borrowing rate targeted in a range between 4.25%-4.50%, where it has been since December 2024. The post-meeting statement stated "The unemployment rate remains low, and labor market conditions remain solid. Inflation remains somewhat elevated.” Federal Reserve Chair Jerome Powell said at a news conference that the committee had not yet determined whether it would cut rates at its September meeting. He stated that he believes their obligation is to keep longer term inflation expectations well anchored and to prevent a one time increase in the price level from becoming an ongoing inflation problem. The benchmark federal funds rate began 2024 at a target range between 5.25%-5.50%.

At its September 2024 FOMC meeting, the Federal Reserve cut its benchmark interest rate by 0.50 percentage points, marking the first reduction in four years.
During the three months ended June 30, 2025, net interest income, on a tax-equivalent basis, totaled $59.0 million compared to $59.1 million for the three months ended June 30, 2024. The tax-equivalent net interest margin increased to 3.56% for the second quarter of 2025 compared to 3.33% in the second quarter of 2024.
During the six months ended June 30, 2025, net interest income, on a tax-equivalent basis, decreased to $117.5 million with a tax-equivalent net interest margin of 3.52% compared to net interest income, on a tax-equivalent basis, of $119.1 million with a tax-equivalent net interest margin of 3.36% for the six months ended June 30, 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2025 and 2024. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2025			2024
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$67,326	$716	4.27%	$65,250	$875	5.40%
Investment securities:
Taxable investment securities	1,309,821	16,618	5.09	1,041,187	12,483	4.82
Investment securities exempt from federal income tax (1)	57,359	546	3.82	57,265	322	2.26
Total securities	1,367,180	17,164	5.04	1,098,452	12,805	4.69
Loans:
Loans (2)	5,063,295	78,514	6.22	5,869,074	92,095	6.31
Loans exempt from federal income tax (1)	60,263	726	4.83	46,449	486	4.21
Total loans	5,123,558	79,240	6.20	5,915,523	92,581	6.29
Loans held for sale	44,642	377	3.39	4,910	84	6.84
Nonmarketable equity securities	38,803	694	7.17	44,216	963	8.76
Total interest-earning assets	6,641,509	98,191	5.93	7,128,351	107,308	6.05
Noninterest-earning assets	513,801			669,370
Total assets	$7,155,310			$7,797,721
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,342,014	$23,539	2.83%	$3,555,629	$29,612	3.35%
Savings deposits	516,797	326	0.25	545,681	471	0.35
Time deposits	821,322	6,702	3.27	846,481	7,752	3.68
Brokered time deposits	165,476	1,723	4.18	153,574	1,641	4.30
Total interest-bearing deposits	4,845,609	32,290	2.67	5,101,365	39,476	3.11
Short-term borrowings	60,117	573	3.82	30,449	308	4.07
FHLB advances and other borrowings	363,505	3,766	4.16	500,758	5,836	4.69
Subordinated debt	77,757	1,394	7.19	93,090	1,265	5.47
Trust preferred debentures	51,439	1,206	9.40	50,921	1,358	10.73
Total interest-bearing liabilities	5,398,427	39,229	2.91	5,776,583	48,243	3.36
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,075,945			1,132,451
Other noninterest-bearing liabilities	108,819			104,841
Total noninterest-bearing liabilities	1,184,764			1,237,292
Shareholders’ equity	572,119			783,846
Total liabilities and shareholders’ equity	$7,155,310			$7,797,721
Net interest income / net interest margin (3)		$58,962	3.56%		$59,065	3.33%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.
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

	Six Months Ended June 30,
	2025			2024
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$67,995	$1,434	4.25%	$67,283	$1,826	5.46%
Investment securities:
Taxable investment securities	1,282,053	31,593	4.97	987,487	22,662	4.62
Investment securities exempt from federal income tax (1)	57,633	1,088	3.81	56,098	851	3.05
Total securities	1,339,686	32,681	4.92	1,043,585	23,513	4.53
Loans:
Loans (2)	5,038,964	156,182	6.25	5,916,764	184,941	6.29
Loans exempt from federal income tax (1)	51,694	1,177	4.59	47,013	979	4.19
Total loans	5,090,658	157,359	6.23	5,963,777	185,920	6.27
Loans held for sale	184,717	4,940	5.39	4,157	139	6.72
Nonmarketable equity securities	37,217	1,341	7.27	40,072	1,650	8.28
Total interest-earning assets	6,720,273	197,755	5.93	7,118,874	213,048	6.02
Noninterest-earning assets	590,446			669,370
Total assets	$7,310,719			$7,788,244
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,425,642	$48,679	2.87%	$3,580,789	$58,850	3.31%
Savings deposits	516,791	655	0.26	550,674	947	0.35
Time deposits	821,513	13,533	3.32	849,460	15,062	3.57
Brokered time deposits	195,423	4,038	4.17	167,319	3,831	4.60
Total interest-bearing deposits	4,959,369	66,905	2.72	5,148,242	78,690	3.07
Short-term borrowings	66,904	1,273	3.84	47,815	1,144	4.81
FHLB advances and other borrowings	331,718	6,929	4.21	406,940	8,872	4.38
Subordinated debt	77,754	2,781	7.21	93,337	2,545	5.45
Trust preferred debentures	51,362	2,406	9.45	50,814	2,747	10.87
Total interest-bearing liabilities	5,487,107	80,294	2.95	5,747,148	93,998	3.29
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,063,937			1,141,996
Other noninterest-bearing liabilities	116,175			112,223
Total noninterest-bearing liabilities	1,180,112			1,254,219
Shareholders’ equity	643,500			786,877
Total liabilities and shareholders’ equity	$7,310,719			$7,788,244
Net interest income / net interest margin (3)		$117,461	3.52%		$119,050	3.36%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
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

	Three Months Ended June 30, 2025 compared with Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 compared with Six Months Ended June 30, 2024
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Federal funds sold and cash investments	$26	$(185)	$(159)	$15	$(407)	$(392)
Investment securities:
Taxable investment securities	3,318	817	4,135	6,909	2,022	8,931
Investment securities exempt from federal income tax	—	224	224	22	215	237
Total securities	3,318	1,041	4,359	6,931	2,237	9,168
Loans:
Loans	(12,461)	(1,120)	(13,581)	(27,541)	(1,218)	(28,759)
Loans exempt from federal income tax	156	84	240	101	97	198
Total loans	(12,305)	(1,036)	(13,341)	(27,440)	(1,121)	(28,561)
Loans held for sale	506	(213)	293	5,424	(623)	4,801
Nonmarketable equity securities	(106)	(163)	(269)	(112)	(197)	(309)
Total earning assets	(8,561)	(556)	(9,117)	(15,182)	(111)	(15,293)
Interest-bearing liabilities:
Checking and money market deposits	(1,604)	(4,469)	(6,073)	(2,455)	(7,716)	(10,171)
Savings deposits	(21)	(124)	(145)	(52)	(240)	(292)
Time deposits	(207)	(843)	(1,050)	(498)	(1,031)	(1,529)
Brokered time deposits	128	(46)	82	606	(399)	207
Total interest-bearing deposits	(1,704)	(5,482)	(7,186)	(2,399)	(9,386)	(11,785)
Short-term borrowings	292	(27)	265	408	(279)	129
FHLB advances and other borrowings	(1,505)	(565)	(2,070)	(1,616)	(327)	(1,943)
Subordinated debt	(241)	370	129	(489)	725	236
Trust preferred debentures	14	(166)	(152)	24	(365)	(341)
Total interest-bearing liabilities	(3,144)	(5,870)	(9,014)	(4,072)	(9,632)	(13,704)
Net interest income	$(5,417)	$5,314	$(103)	$(11,110)	$9,521	$(1,589)

Interest Income. Interest income, on a tax-equivalent basis, decreased $9.1 million to $98.2 million in the three months ended June 30, 2025 as compared to the same quarter in 2024, primarily due to a decline in earning assets. The yield on earning assets decreased 12 basis points to 5.93% from 6.05%.
Average earning assets decreased to $6.64 billion in the second quarter of 2025 from $7.13 billion in the same quarter in 2024. A decrease in average loans of $792.0 million was partially offset by an increase in investment securities of $268.7 million.
Average loans decreased $792.0 million in the second quarter of 2025 compared to the same quarter of 2024. Average consumer loans decreased $665.8 million. In the fourth quarter of 2024, the Company accelerated the reduction of our non-core consumer loan portfolio through sales. In December 2024, we sold our LendingPoint portfolio and committed to a plan to sell the majority of our GreenSky consumer loan portfolio, transferring these loans to held for sale. In the second quarter of 2024, the average balances of the LendingPoint and GreenSky portfolios were $100.0 million and $534.1 million, respectively. Average equipment finance loan and lease balances decreased $184.9 million to $732.7 million as the Company continued to reduce its concentration of this product within the overall loan portfolio.
For the six months ended June 30, 2025, interest income, on a tax-equivalent basis, decreased $15.3 million to $197.8 million as compared to the same period in 2024, primarily due to a decline in earning assets. The yield on earning assets decreased nine basis points to 5.93% from 6.02%.
Average earning assets decreased to $6.72 billion in the first six months of 2025 from $7.12 billion in the same period in 2024. Average loans decreased $873.1 million. This decrease was partially offset by increases in investment securities and loans held for sale of $296.1 million and $180.6 million, respectively.
Average loans decreased $873.1 million in the first half of 2025 compared to the same period of 2024. Average consumer loans decreased $724.8 million due to the sale of our non-core consumer loan portfolios. Average equipment finance loan and lease balances decreased $187.9 million to $758.3 million.
Average loans held for sale for the first half of 2025 primarily reflected the GreenSky consumer loans which were transferred to held for sale in December 2024. The Company completed the sale of this portfolio in April 2025.
Interest Expense. Interest expense decreased $9.0 million to $39.2 million for the three months ended June 30, 2025 from the comparable period in 2024. The cost of interest-bearing liabilities decreased to 2.91% for the second quarter of 2025, compared to 3.36% for the second quarter of 2024, due to the decrease in deposit costs as a result of the rate decreases announced by the Federal Reserve in late 2024.
Interest expense on deposits decreased $7.2 million to $32.3 million for the three months ended June 30, 2025 from the comparable period in 2024. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts decreased $255.8 million, or 5.0%, to $4.85 billion for the three months ended June 30, 2025 compared to the same period one year earlier. Decreases in interest-bearing checking account, savings account, and time account balances of $213.6 million, $28.9 million, and $25.2 million, respectively, were partially offset by an increase in brokered time deposits of $11.9 million.
For the six month period ended June 30, 2025, interest expense decreased $13.7 million to $80.3 million compared to the six months ended June 30, 2024. The cost of interest-bearing liabilities increased to 2.95% for the first six months of 2025 compared to 3.29% for the same period of 2024. Interest expense on deposits decreased to $66.9 million from $78.7 million for the comparable period in 2024, primarily due to decreases in interest rates on deposits.
Interest expense on FHLB advances and other borrowings decreased $1.9 million for the six months ended June 30, 2025, from the comparable period in 2024. Average balances decreased $75.2 million for the six months ended June 30, 2025, from the comparable period in 2024 as the reduction in earning assets allowed the Company to reduce its reliance on this higher-costing funding source.
Provision for Credit Losses. The Company's provision for credit losses totaled $17.4 million for the three months ended June 30, 2025, compared to $8.3 million for the three months ended June 30, 2024. Net charge-offs in the second quarter of 2025 totaled $29.9 million, $22.5 million which were related to commercial real estate loans. Three relationships totaling $8.4 million were not previously reserved for, resulting in the increase in provision expense. For the six months ended June 30, 2025 and 2024, the provision for credit losses was $28.2 million for both periods, respectively.

The provision for credit losses on loans recognized during the three and six months ended June 30, 2025 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2025	2024		2025	2024
Noninterest income:
Wealth management revenue	$7,379	$6,801	$578	$14,729	$13,933	$796
Service charges on deposit accounts	3,351	3,121	230	6,656	6,237	419
Interchange revenue	3,463	3,563	(100)	6,614	6,921	(307)
Residential mortgage banking revenue	756	557	199	1,432	1,084	348
Income on company-owned life insurance	2,068	1,925	143	4,402	3,726	676
Loss on sales of investment securities, net	—	(152)	152	—	(152)	152
Credit enhancement income	3,848	14,328	(10,480)	3,270	30,982	(27,712)
Other income	2,669	1,841	828	4,194	7,094	(2,900)
Total noninterest income	$23,534	$31,984	$(8,450)	$41,297	$69,825	$(28,528)
Wealth management revenue. Wealth management revenue increased $0.6 million and $0.8 million for the three and six months ended June 30, 2025 respectively, as compared to the same periods in 2024. Assets under administration increased to $4.18 billion at June 30, 2025 from $4.00 billion at June 30, 2024.
Income on company-owned life insurance. Income on company-owned life insurance increased $0.7 million for the six months ended June 30, 2025, as compared to the same period in 2024 primarily due to death benefits of $0.3 million received in the first quarter of 2025.
Credit enhancement income. The Company is party to third-party loan origination programs. As part of these programs, the third-party providers offer various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. Credit enhancement income declined $10.5 million and $27.7 million for the three and six months ended June 30, 2025 compared to the same periods of 2024 as a result of loan payoffs and a cessation in loans originated through the GreenSky and LendingPoint programs.
Other noninterest income. Other income decreased $2.9 million for the six months ended June 30, 2025, as compared to the same period in 2024. The Company recognized incremental servicing revenues related to the GreenSky portfolio of $0.3 million in the first quarter of 2025 compared to $3.7 million in the same period of 2024.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2025	2024		2025	2024
Noninterest expense:
Salaries and employee benefits	$25,685	$22,872	$2,813	$52,101	$46,974	$5,127
Occupancy and equipment	4,166	3,964	202	8,664	8,106	558
Data processing	7,035	7,205	(170)	13,954	13,927	27
FDIC insurance	1,422	1,219	203	2,885	2,493	392
Professional services	2,792	2,243	549	5,533	4,498	1,035
Marketing	1,283	741	542	2,076	1,478	598
Communications	334	336	(2)	663	678	(15)
Loan expense	1,990	1,250	740	3,325	2,481	844
Loan servicing fees	1,386	3,305	(1,919)	2,136	7,046	(4,910)
Impairment on goodwill	—	—	—	153,977	—	153,977
Amortization of intangible assets	827	1,016	(189)	1,738	2,105	(367)
Other expense	3,072	6,633	(3,561)	5,945	9,606	(3,661)
Total noninterest expense	$49,992	$50,784	$(792)	$252,997	$99,392	$153,605
    Salaries and employee benefits. For the three months ended June 30, 2025, salaries and employee benefits expense increased $2.8 million, as compared to the same period in 2024, primarily due to annual salary increases, severance expense of $0.8 million, and increased variable compensation expense, including commissions and annual bonuses. Severance expense accounts for $2.4 million of the $5.1 million increase in salaries and employee benefits expense for the six months ended June 30, 2025, compared to the same period of 2024. The Company employed 880 employees at June 30, 2025 compared to 895 employees at June 30, 2024.
Occupancy and equipment expense. For the three and six months ended June 30, 2025, occupancy and equipment expense increased $0.2 million and $0.6 million, respectively, as compared to the same periods in 2024 due primarily to the investments made to upgrade ATM fleet that was completed in the fourth quarter of 2024.
Professional services expense. The $0.5 million and $1.0 million increases in professional services expense for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, were primarily the result of increased audit and consulting fees related to the evaluation of the accounting and reporting of the Company's third-party lending and servicing programs.
Loan expense. The $0.7 million and $0.8 million increase in loan expense for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, is primarily for loan collection expenses due to the volume of nonperforming loans and assets.
Loan servicing fees. Loan servicing fees expense represents servicing fees paid to third parties associated with our third party lending programs. The decline in servicing fees was a result of loan payoffs and a cessation in loans originated through the GreenSky and LendingPoint programs.
Impairment on goodwill. As mentioned previously, the Company recognized $154.0 million of goodwill impairment expense during the first quarter of 2025, in its Banking reporting unit.
Other expense. Total noninterest expense decreased $3.6 million and $3.7 million in the three and six months ended June 30, 2025, as compared to the same period of 2024. Other expense for the second quarter of 2024 included $4.1 million related to OREO impairment, OREO property taxes, and expenses related to various legal actions.
Income Tax Expense. The Company's effective tax rates were 19.1% and 19.4% for the three and six months ended June 30, 2025, respectively, compared to 19.2% and 20.5% for the three and six months ended June 30, 2024, respectively. The effective tax rate calculation for the six months June 30, 2025, excludes the goodwill impairment charge of $154.0 million, as this item is not deductible for tax purposes.

Financial Condition
Assets. Total assets were $7.11 billion at June 30, 2025, as compared to $7.51 billion at December 31, 2024.
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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$454,647	17.2%	$547,016	18.9%
Skilled Nursing	234,848	8.9	400,902	13.8
Retail	454,847	17.2	460,283	15.9
Industrial/Warehouse	245,422	9.3	235,674	8.2
Hotel/Motel	263,990	10.0	228,764	7.9
Office	138,326	5.2	146,295	5.1
All other	850,010	32.2	872,572	30.2
Total commercial real estate and construction and land development loans	$2,642,090	100.0%	$2,891,506	100.0%
Loans secured by office space totaled $138.3 million and $146.3 million at June 30, 2025 and December 31, 2024, respectively, primarily located in suburban locations in Illinois and Missouri.
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

The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	1,544,386	30.7	1,359,820	26.3
Commercial real estate	2,383,361	47.3	2,591,664	50.1
Construction and land development	258,729	5.1	299,842	5.8
Residential real estate	361,261	7.2	380,557	7.4
Consumer	140,403	2.8	144,301	2.8
Lease financing	347,155	6.9	$391,390	7.6
Total loans, gross	5,035,295	100.0%	5,167,574	100.0%
Allowance for credit losses on loans	(92,690)		(111,204)
Total loans, net	$4,942,605		$5,056,370
The Company's loan portfolio is assigned to the following internal business sectors:
•Community bank represents predominately in-market loans originated through our banking center network.
•Specialty Finance provides bridge loan financing for commercial real estate projects, primarily multi-family and healthcare. These projects can include construction and short term financing in anticipation of obtaining permanent secondary market financing. The loans are typically outside of the Company’s primary market areas.
•Equipment finance portfolio includes loans and leases originated to varying types of businesses throughout the United States for purchases of business equipment and software. As previously disclosed, management has determined to reduce the overall size of the Company's equipment finance portfolio following elevated charge-offs in the portfolio during 2024.
•Non-core and other includes our third-party origination and servicing programs, and capital market credits, including loans to finance the sale of the GreenSky portfolio.

The following tables present our outstanding loans by business sector at June 30, 2025 and December 31, 2024:

	June 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$736,258	$173,453	$364,526	$270,149	$1,544,386
Commercial real estate	1,969,521	413,840	—	—	2,383,361
Construction and land development	175,456	83,273	—	—	258,729
Residential real estate	361,261	—	—	—	361,261
Consumer	78,353	—	—	62,050	140,403
Lease financing	—	—	347,155	—	347,155
Total	$3,320,849	$670,566	$711,681	$332,199	$5,035,295

	December 31, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$582,546	$269,620	$416,969	$90,685	$1,359,820
Commercial real estate	1,950,498	641,166	—	—	2,591,664
Construction and land development	184,185	115,657	—	—	299,842
Residential real estate	380,557	—	—	—	380,557
Consumer	82,075	—	—	62,226	144,301
Lease financing	—	—	391,390	—	391,390
Total	$3,179,861	$1,026,443	$808,359	$152,911	$5,167,574
Total loans decreased $132.3 million, or 2.6%, to $5.04 billion at June 30, 2025, as compared to December 31, 2024. Community bank portfolio increased $141.0 million, or 4.4%, during the first half of 2025. This growth partially offset the strategic declines in the Specialty finance and Equipment finance portfolios of $355.9 million and $96.7 million, respectively. The increase in our Non-core and other business sector is the due to the financing we provided related to the sale of the GreenSky portfolio.
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2025:

	June 30, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$89,284	$363,354	$498,384	$136,824	$289,353	$88,310	$—	$78,877	$1,544,386
Commercial real estate	361,821	220,164	1,009,252	281,428	264,548	223,353	5,533	17,262	2,383,361
Construction and land development	36,973	85,932	9,329	68,442	3,355	53,364	83	1,251	258,729
Total commercial loans	488,078	669,450	1,516,965	486,694	557,256	365,027	5,616	97,390	4,186,476
Residential real estate	5,082	2,973	7,527	18,500	20,390	36,808	178,992	90,989	361,261
Consumer	9,157	735	97,751	—	30,296	2,464	—	—	140,403
Lease financing	22,081	—	267,453	—	57,621	—	—	—	347,155
Total loans	$524,398	$673,158	$1,889,696	$505,194	$665,563	$404,299	$184,608	$188,379	$5,035,295
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $92.7 million, or 1.84% of total loans, at June 30, 2025, compared to $111.2 million, or 2.15% of total loans, at December 31, 2024. The following table allocates the allowance for credit losses on loans by loan category:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$34,179	2.21%	$42,776	3.15%
Commercial real estate	27,439	1.15	36,837	1.42
Construction and land development	2,869	1.11	3,550	1.18
Total commercial loans	64,487	1.54	83,163	1.96
Residential real estate	7,104	1.97	8,002	2.10
Consumer	5,704	4.06	5,400	3.74
Lease financing	15,395	4.43	14,639	3.74
Total allowance for credit losses on loans	$92,690	1.84%	$111,204	2.15%
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
In estimating expected credit losses as of June 30, 2025, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 1.0% to 1.6% over the next four quarters; (ii) the 10-year treasury rate ranging from 4.5% to 4.9% over the next four quarters; and (iii) Illinois unemployment rate averaging 5.2% through the second quarter of 2026.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at June 30, 2025, was approximately 60 basis points of total loans, decreasing slightly from 62 basis points at December 31, 2024.
The allowance allocated to commercial loans totaled $34.2 million, or 2.21% of total commercial loans, at June 30, 2025, compared to $42.8 million, or 3.15%, at December 31, 2024. First quarter of 2025 charge-offs related to the non-core loan program of $11.1 million resulted in a significant decrease in the allowance allocated to commercial loans. Excluding these charge-offs, modeled expected credit losses increased $2.3 million. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $0.3 million.
The allowance allocated to commercial real estate loans totaled $27.4 million, or 1.15% of total commercial real estate loans, at June 30, 2025, decreasing $9.4 million, from $36.8 million, or 1.42% of total commercial real estate loans, at December 31, 2024. Outstanding loan balances decreased $208.3 million, or 8.0%, during the first half of 2025. Specific allocations for loans that were individually evaluated decreased $9.8 million as three relationships totaling $10.9 million were charged-off in the second quarter of 2025. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $2.9 million, or 1.11% of total construction and land development loans, at June 30, 2025, decreasing $0.7 million, from $3.6 million, or 1.18% of total constructions loans, at December 31, 2024. Modeled expected credit losses decreased $0.3 million and qualitative factor adjustments related to construction loans decreased $0.4 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at December 31, 2024.
The allowance allocated to residential real estate loans totaled $7.1 million, or 1.97% of total residential real estate loans, at June 30, 2025, decreasing $0.9 million, from $8.0 million, or 2.10% of total residential real estate loans, at December

31, 2024. Modeled expected credit losses and qualitative factor adjustments decreased $0.8 million and $0.1 million, respectively. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at June 30, 2025, or December 31, 2024.
The allowance allocated to consumer loans totaled $5.7 million, or 4.06% of total consumer loans, at June 30, 2025, compared to $5.4 million, or 3.74%, at December 31, 2024. Qualitative factor adjustments and specific allocation reserves increased $0.2 million and $0.1 million, respectively.
The allowance allocated to the lease portfolio totaled $15.4 million, or 4.43% of total commercial leases, at June 30, 2025, increasing $0.8 million, from $14.6 million, or 3.74% of total commercial leases at December 31, 2024. Modeled expected credit losses increased $1.0 million as recent charge-off activity led to an increase in loss given default factors in the model. Qualitative factor adjustments decreased $0.3 million.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$105,176	$160,844	$111,204	$159,319
Charge-offs:
Commercial	6,161	3,838	19,461	8,698
Commercial real estate	22,453	5	23,176	696
Construction and land development	—	—	—	—
Residential real estate	—	—	72	35
Consumer	884	10,338	1,337	22,095
Lease financing	3,886	2,084	7,334	3,749
Total charge-offs	33,384	16,265	51,380	35,273
Recoveries:
Commercial	1,013	153	1,509	269
Commercial real estate	637	2,088	639	2,240
Construction and land development	1,029	1	1,030	1
Residential real estate	90	13	108	68
Consumer	357	63	405	150
Lease financing	403	64	956	245
Total recoveries	3,529	2,382	4,647	2,973
Net charge-offs	29,855	13,883	46,733	32,300
Provision for credit losses on loans	17,369	8,482	28,219	28,424
Balance, end of period	$92,690	$155,443	$92,690	$155,443
Gross loans, end of period	$5,035,295	$5,851,994	$5,035,295	$5,851,994
Average total loans	$5,123,558	$5,915,523	$5,090,659	$5,963,777
Net charge-offs to average loans	2.34%	0.94%	1.85%	1.09%
Allowance for credit losses to total loans	1.84%	2.67%	1.84%	2.67%
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

The following tables present charge-offs by business sector for the three months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$77	$57	$1,344	$4,683	$6,161
Commercial real estate	8,642	13,811	—	—	22,453
Construction and land development	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	178	—	—	706	884
Lease financing	—	—	3,886	—	3,886
Total	$8,897	$13,868	$5,230	$5,389	$33,384

	Three months ended June 30, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$1,251	$13	$1,704	$870	$3,838
Commercial real estate	5	—	—	—	5
Construction and land development	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	199	—	—	10,139	10,338
Lease financing	—	—	2,084	—	2,084
Total	$1,455	$13	$3,788	$11,009	$16,265
Charge-offs in the second quarter of 2025 were $33.4 million compared to $16.3 million in the second quarter of 2024. The Community Bank commercial real estate charge-offs were related to three separate relationships, none of which were previously reserved for. Commercial real estate charge-offs within the Specialty finance sector were primarily related to two relationships, both of which were reserved for in 2024. Our equipment finance business saw charge-offs increase $1.4 million in the second quarter of 2025 compared to the same period one year prior, due primarily to continued weakness within the trucking sector.

The following tables present charge-offs by business sector for the six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$83	$152	$3,461	$15,765	$19,461
Commercial real estate	9,365	13,811	—	—	23,176
Construction and land development	—	—	—	—	—
Residential real estate	72	—	—	—	72
Consumer	360	—	—	977	1,337
Lease financing	—	—	7,334	—	7,334
Total	$9,880	$13,963	$10,795	$16,742	$51,380

	Six months ended June 30, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$1,453	$21	$3,957	$3,267	$8,698
Commercial real estate	696	—	—	—	696
Construction and land development	—	—	—	—	—
Residential real estate	35	—	—	—	35
Consumer	434	—	—	21,661	22,095
Lease financing	—	—	3,749	—	3,749
Total	$2,618	$21	$7,706	$24,928	$35,273

Charge-offs in the six months ended June 30, 2025 were $51.4 million compared to $35.3 million in the same period one year prior. Community Bank commercial real estate charge-offs were related to four separate relationships, with one being partially reserved for in a prior period. Charge-offs within the Specialty finance sector were primarily related to two relationships, both of which were reserved for in 2024. Our equipment finance business saw charge-offs increase $3.1 million in the six months ended June 30, 2025 compared to the same period last year. The non-core sector saw charge-offs decrease $8.2 million in the six months ended June 30, 2025 compared to the same period last year primarily due to the sales of the LendingPoint and GreenSky portfolios in the fourth quarter of 2024 and first quarter of 2025, respectively.

Nonperforming Loans. The following table presents the change in our nonperforming loans for the six months ended June 30, 2025:

(dollars in thousands)	Six months ended June 30, 2025
Balance, beginning of period	$150,907
New nonperforming loans	29,698
Return to performing status	(1,325)
Payments received	(26,552)
Transfer to OREO and other repossessed assets	(12)
Transfer to loans held for sale	(29,400)
Charge-offs	(43,204)
Balance, end of period	$80,112
Nonperforming loans were $80.1 million at June 30, 2025, compared to $150.9 million million at December 31, 2024. Nonperforming loans to total loans decreased from 2.92% at December 31, 2024 to 1.59% at June 30, 2025. The Company continues to prioritize improving its credit quality by improving its loan underwriting standards and pursuing opportunities to resolve nonperforming loans.

The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balance of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonperforming loans:
Commercial	$19,079	$23,960
Commercial real estate	41,882	106,919
Construction and land development	8,438	8,438
Residential real estate	4,352	3,438
Consumer	62	20
Lease financing	6,299	8,132
Total nonperforming loans	80,112	150,907
Other real estate owned and other repossessed assets	1,663	6,502
Nonperforming assets	$81,775	$157,409
Nonperforming loans to total loans	1.59%	2.92%
Nonperforming assets to total assets	1.15%	2.10%
Allowance for credit losses to nonperforming loans	115.70%	73.69%
There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2025 and 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.4 million and $6.7 million for the three and six months ended June 30, 2025 and $2.3 million and $3.6 million for the three and six months ended June 30, 2024, respectively.

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
The following table sets forth the book value and percentage of each category of investment securities at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$25,064	1.9%	$20,141	1.7%
Mortgage-backed securities - agency	989,600	73.2	847,056	70.1
Mortgage-backed securities - non-agency	93,272	6.9	101,012	8.4
Asset-backed student loans	45,077	3.3	49,973	4.1
State and municipal securities	69,817	5.2	69,061	5.7
Collateralized loan obligations	48,050	3.6	40,450	3.4
Corporate securities	79,477	5.9	79,881	6.6
Total investment securities, available for sale, at fair value	$1,350,357	100.0%	$1,207,574	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2025.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	8,836	0.7	1.13
Maturing in five to ten years	14,960	1.1	5.28
Maturing after ten years	1,268	0.1	5.36
Total U.S. government sponsored entities and U.S. agency securities	$25,064	1.9%	3.82%

Mortgage-backed securities - agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	33,003	2.4	1.93
Maturing in five to ten years	15,915	1.2	4.21
Maturing after ten years	940,682	69.6	4.56
Total mortgage-backed securities - agency	$989,600	73.2%	4.47%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	5,033	0.4	7.71
Maturing in five to ten years	7,670	0.6	5.00
Maturing after ten years	80,569	5.9	4.83
Total mortgage-backed securities - non-agency	$93,272	6.9%	5.00%
Asset-backed student loans:
Maturing within one year	$3,691	0.3%	5.17%
Maturing in one to five years	—	—	—
Maturing in five to ten years	1,394	0.1	5.21
Maturing after ten years	39,992	2.9	5.30
Total asset-backed student loans	$45,077	3.3%	5.29%

State and municipal securities (1):
Maturing within one year	$695	0.1%	1.60%
Maturing in one to five years	9,405	0.7	2.55
Maturing in five to ten years	24,622	1.7	2.40
Maturing after ten years	35,095	2.7	4.95
Total state and municipal securities	$69,817	5.2%	3.69%

Collateralized loan obligations:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	21,175	1.6	5.83
Maturing after ten years	26,875	2.0	6.46
Total collateralized loan obligations	$48,050	3.6%	6.19%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	39,550	2.9	5.95
Maturing in five to ten years	39,927	3.0	3.64
Maturing after ten years	—	—	—
Total corporate securities	$79,477	5.9%	4.79%
Total investment securities, available for sale	$1,350,357	100.0%	4.56%

(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.
The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at June 30, 2025.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$26,227	$25,064	$—	$25,064	$—	$—	$—	$—
Mortgage-backed securities - agency	1,074,154	989,600	—	989,600	—	—	—	—
Mortgage-backed securities - non-agency	94,781	93,272	—	93,272	—	—	—	—
Asset-backed student loans	45,409	45,077	—	45,077	—	—	—	—
State and municipal securities	75,726	69,817	7,378	59,334	335	—	—	2,770
Collateralized loan obligations	48,036	48,050	48,050	—	—	—	—	—
Corporate securities	84,758	79,477	—	—	15,678	61,391	—	2,408
Total investment securities, available for sale	$1,449,091	$1,350,357	$55,428	$1,212,347	$16,013	$61,391	$—	$5,178
Loans Held for Sale. Loans held for sale totaled $37.3 million at June 30, 2025, comprised of $29.4 million of commercial real estate loans and $7.9 million of residential real estate loans. The commercial real estate loans were three credit-deteriorated loans that were ultimately sold in July 2025. Loans held for sale totaled $344.9 million at December 31, 2024, comprised of $336.7 million of consumer loans and $8.2 million of residential real estate loans. At December 31, 2024, we committed to a plan to sell our GreenSky consumer loan portfolio and transferred these loans to held for sale. The sale was completed in April 2025.
Credit enhancement asset. The Company has recognized derivative instruments associated with agreements entered into with third-party providers that support loan programs for which the Company originates and holds loans on its balance sheet. These third-party agreements include contractual credit enhancements that transfer certain risks and benefits to or from the Company, resulting in recognition of a derivative. The value of these derivatives consists primarily of two components: (1) the credit loss reimbursement value, representing the present value of expected future payments from the third party for loan losses, and (2) the interest yield guarantee value, representing the present value of cash flows the Company expects to receive to ensure a minimum yield (e.g., Prime + 2%) on the portfolio when actual borrower payments fall short. Under certain programs, additional features such as reimbursement for waived promotional interest are also included in the derivative valuation. At June 30, 2025, the Company had only one such agreement in place.
The fair value of these derivative instruments was $5.8 million and $16.8 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in the asset value is primarily due to loan charge-offs of $11.1 million that were recognized on the third-party loan origination program in the first quarter of 2025. These charge-offs were fully recovered from the third-party partner, as required by the credit enhancements offered through the program agreement.
Liabilities. At June 30, 2025, liabilities totaled $6.53 billion compared to $6.80 billion at December 31, 2024.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $250.3 million to $5.95 billion at June 30, 2025, as compared to December 31, 2024. Decreases in interest-bearing checking account and time deposit account balance of $197.5 million and $118.3 million, respectively, during this period, were partially offset by increases in noninterest-bearing demand, money market account and savings account balances. Brokered time deposit account balances decreased to $145.4 million at June 30, 2025 from $259.5 million at December 31, 2024, accounting for the decrease in time deposit account balances.

(dollars in thousands)	June 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,074,212	18.1%	$1,055,564	17.0%
Interest-bearing:
Checking	2,180,717	36.6	2,378,256	38.4
Money market	1,216,357	20.5	1,173,630	18.9
Savings	511,470	8.6	507,305	8.2
Time	964,163	16.2	1,082,488	17.5
Total deposits	$5,946,919	100.0%	$6,197,243	100.0%
The following table sets forth the maturity of uninsured time deposits as of June 30, 2025:

(dollars in thousands)	Amount
Three months or less	$27,527
Three to six months	20,814
Six to 12 months	19,225
After 12 months	10,566
Total	$78,132
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
Shareholders’ equity decreased $137.1 million to $573.7 million at June 30, 2025, as compared to December 31, 2024. The change in shareholders’ equity was the result of the net loss of $128.9 million, dividends to common shareholders of $13.6 million, dividends to preferred shareholders of $4.5 million, and decrease in accumulated other comprehensive losses of $8.0 million.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $10.4 million and $20.9 million at June 30, 2025 and December 31, 2024, respectively, were pledged for securities sold under agreements to repurchase.

The table below presents our sources of liquidity as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$176,587	$114,766
Unpledged securities	797,230	672,399
FHLB committed liquidity	1,178,313	1,290,246
FRB discount window availability	464,023	538,835
Total Estimated Liquidity	$2,616,153	$2,616,246

Conditional Funding Based on Market Conditions
Additional credit facility	$442,000	$360,000
Brokered CDs (additional capacity)	450,000	350,000
ICS One Way Buy (additional capacity)	450,000	—
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at June 30, 2025, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At June 30, 2025, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at June 30, 2025:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	14.50%	10.50%	N/A
Midland States Bank	13.74	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	12.07	8.50	N/A
Midland States Bank	12.49	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.02	7.00	N/A
Midland States Bank	12.49	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.59	4.00	N/A
Midland States Bank	9.92	4.00	5.00
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

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2025:
Dollar change	$4,405	$1,558	$(150)	$(754)
Percent change	1.9%	0.7%	(0.1)%	(0.3)%
December 31, 2024:
Dollar change	$2,395	$1,395	$(2,727)	$(5,596)
Percent change	1.1%	0.6%	(1.2)%	(2.5)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at June 30, 2025.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at June 30, 2025 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2024. Throughout the course of 2024, the Bank exhibited similar trends to the industry concerning its beta assumptions related to its non-maturity deposit portfolio. Coupled with the Federal Reserve lowering rates in the second half of 2024, the Bank continued its strategy of layering on protection to lower short-term rates through deposit pricing, securities purchase selection and hedging. These aspects are reflective of the Bank becoming more biased to lower rates year over year.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company’s management, including our President and
Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This conclusion was reached as a result of the continued remediation of previously identified material weaknesses in our internal controls over financial reporting as further described in Item 9A in the 2024 Annual Report on Form 10-K.
Notwithstanding the material weaknesses that have not been fully remediated, the Company's management, including the Chief Executive Officer and our Chief Financial Officer, has concluded that the consolidated financial statements, included in this Form 10-Q, as of and for the three and six months ended June 30, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.
Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A in the 2024 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weaknesses and the material weaknesses will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2025	—	$—	—	$—
May 1 - 31, 2025	1,056	17.80	—	—
June 1 - 30, 2025	—	—	—	—
Total	1,056	$17.80	—	$—
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2025 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: September 8, 2025	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2025	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)