Form 10-Q
period 2025-09-30
Midland States Bancorp, Inc.
filed 2025-11-06
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of October 24, 2025, the Registrant had 21,551,721 shares of outstanding common stock, $0.01 par value.

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$165,673	$114,055
Federal funds sold	474	711
Cash and cash equivalents	166,147	114,766
Investment securities available for sale, at fair value	1,378,907	1,207,574
Equity securities, at fair value	4,214	4,792
Loans	4,867,587	5,167,574
Allowance for credit losses on loans	(100,886)	(111,204)
Total loans, net	4,766,701	5,056,370
Loans held for sale	7,535	344,947
Premises and equipment, net	86,005	85,710
Other real estate owned	393	4,941
Nonmarketable equity securities	37,270	33,723
Accrued interest receivable	26,672	25,329
Loan servicing rights, at lower of cost or fair value	16,165	17,842
Goodwill	7,927	161,904
Other intangible assets, net	9,619	12,100
Company-owned life insurance	216,494	211,168
Credit enhancement asset	5,765	16,804
Other assets	181,701	208,839
Total assets	$6,911,515	$7,506,809

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,015,930	$1,055,564
Interest-bearing deposits	4,588,895	5,141,679
Total deposits	5,604,825	6,197,243
Short-term borrowings	146,766	87,499
Federal Home Loan Bank advances and other borrowings	373,000	258,000
Subordinated debt	27,014	77,749
Trust preferred debentures	51,684	51,205
Accrued interest payable and other liabilities	124,225	124,266
Total liabilities	6,327,514	6,795,962

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at September 30, 2025 and December 31, 2024, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,543,557 and 21,494,485 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	215	215
Capital surplus	437,168	434,346
Retained earnings	99,036	247,698
Accumulated other comprehensive loss, net of tax	(62,966)	(81,960)
Total shareholders’ equity	584,001	710,847
Total liabilities and shareholders’ equity	$6,911,515	$7,506,809
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans including fees:
Taxable	$80,583	$93,020	$236,765	$277,961
Tax exempt	338	382	1,267	1,156
Loans held for sale	147	124	5,087	263
Investment securities:
Taxable	15,418	13,259	47,011	35,921
Tax exempt	443	390	1,303	1,062
Nonmarketable equity securities	715	788	2,056	2,438
Federal funds sold and cash investments	849	1,031	2,283	2,857
Total interest income	98,493	108,994	295,772	321,658
Interest expense:
Deposits	30,219	41,970	97,124	120,660
Short-term borrowings	499	602	1,772	1,746
Federal Home Loan Bank advances and other borrowings	4,044	4,743	10,973	13,615
Subordinated debt	1,393	1,228	4,174	3,773
Trust preferred debentures	1,221	1,341	3,627	4,088
Total interest expense	37,376	49,884	117,670	143,882
Net interest income	61,117	59,110	178,102	177,776
Provision for credit losses:
Provision for credit losses on loans	20,505	17,925	48,724	46,349
Recapture of credit losses on unfunded commitments	(500)	—	(500)	(200)
Total provision for credit losses	20,005	17,925	48,224	46,149
Net interest income after provision for credit losses	41,112	41,185	129,878	131,627
Noninterest income:
Wealth management revenue	8,018	7,104	22,747	21,037
Service charges on deposit accounts	3,598	3,411	10,254	9,648
Interchange revenue	3,445	3,506	10,059	10,427
Residential mortgage banking revenue	735	697	2,167	1,781
Income on company-owned life insurance	2,102	1,982	6,504	5,708
Gain (loss) on sales of investment securities, net	14	(44)	14	(196)
Credit enhancement income	(242)	14,206	3,028	45,188
Other income	2,346	2,683	6,540	9,777
Total noninterest income	20,016	33,545	61,313	103,370
Noninterest expense:
Salaries and employee benefits	26,393	24,382	78,494	71,356
Occupancy and equipment	4,206	4,393	12,870	12,499
Data processing	7,186	6,955	21,140	20,882
FDIC insurance	1,512	1,402	4,397	3,895
Professional services	2,017	1,744	7,550	6,242
Marketing	1,460	967	3,536	2,445
Communications	298	359	961	1,037
Loan expense	1,721	1,935	5,046	4,416
Loan servicing fees	1,274	3,031	3,410	10,077
Impairment on goodwill	—	—	153,977	—
Amortization of intangible assets	743	951	2,481	3,056
Other expense	3,004	3,645	8,949	13,251
Total noninterest expense	49,814	49,764	302,811	149,156
Income (loss) before income taxes	11,314	24,966	(111,620)	85,841
Income tax expense	3,757	4,535	9,773	17,028
Net income (loss)	7,557	20,431	(121,393)	68,813
Preferred dividends	2,229	2,229	6,685	6,685
Net income (loss) available to common shareholders	$5,328	$18,202	$(128,078)	$62,128
Per common share data:
Basic earnings (loss) per common share	$0.24	$0.83	$(5.88)	$2.82
Diluted earnings (loss) per common share	$0.24	$0.83	$(5.88)	$2.81
Weighted average common shares outstanding	21,863,911	21,675,818	21,826,566	21,726,143
Weighted average diluted common shares outstanding	21,863,911	21,678,242	21,826,566	21,732,093
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$7,557	$20,431	$(121,393)	$68,813
Other comprehensive income:
Investment securities available for sale:
Unrealized gains that occurred during the period	15,202	30,928	23,684	21,797
Reclassification adjustment for realized net (gains) losses on sales of investment securities included in net income	(14)	44	(14)	196
Income tax effect	(3,988)	(8,902)	(6,403)	(6,245)
Change in investment securities available for sale, net of tax	11,200	22,070	17,267	15,748
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(439)	1,090	648	(766)
Reclassification adjustment for net losses realized in net income	197	(1,266)	1,676	1,267
Income tax effect	64	47	(597)	(136)
Change in cash flow hedges, net of tax	(178)	(129)	1,727	365
Other comprehensive income, net of tax	11,022	21,941	18,994	16,113
Total comprehensive income (loss)	$18,579	$42,372	$(102,399)	$84,926
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
Balances, June 30, 2025	$110,548	$215	$436,205	$100,725	$(73,988)	$573,705
Net income	—	—	—	7,557	—	7,557
Other comprehensive income	—	—	—	—	11,022	11,022
Common dividends declared ($0.32 per share)	—	—	—	(7,017)	—	(7,017)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,229)	—	(2,229)
Share-based compensation expense	—	—	651	—	—	651
Issuance of common stock under employee benefit plans	—	—	312	—	—	312
Balances, September 30, 2025	$110,548	$215	$437,168	$99,036	$(62,966)	$584,001

Balances, December 31, 2024	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
Net loss	—	—	—	(121,393)	—	(121,393)
Other comprehensive income	—	—	—	—	18,994	18,994
Common dividends declared ($0.94 per share)	—	—	—	(20,584)	—	(20,584)
Preferred dividends declared ($58.125 per share)	—	—	—	(6,685)	—	(6,685)
Share-based compensation expense	—	—	2,185	—	—	2,185
Issuance of common stock under employee benefit plans	—	—	637	—	—	637
Balances, September 30, 2025	$110,548	$215	$437,168	$99,036	$(62,966)	$584,001

Balances, June 30, 2024	$110,548	$214	$432,569	$276,029	$(82,581)	$736,779
Net income	—	—	—	20,431	—	20,431
Other comprehensive income	—	—	—	—	21,941	21,941
Common dividends declared ($0.31 per share)	—	—	—	(6,747)	—	(6,747)
Preferred dividends declared ($19.375 per share)	—	—	—	(2,229)	—	(2,229)
Common stock repurchased	—	—	(534)	—	—	(534)
Share-based compensation expense	—	—	733	—	—	733
Issuance of common stock under employee benefit plans	—	—	847	—	—	847
Balances, September 30, 2024	$110,548	$214	$433,615	$287,484	$(60,640)	$771,221

Balances, December 31, 2023	$110,548	$216	$435,463	$245,639	$(76,753)	$715,113
Net income	—	—	—	68,813	—	68,813
Other comprehensive income	—	—	—	—	16,113	16,113
Common dividends declared ($0.93 per share)	—	—	—	(20,283)	—	(20,283)
Preferred dividends declared ($58.125 per share)	—	—	—	(6,685)	—	(6,685)
Common stock repurchased	—	(2)	(5,502)	—	—	(5,504)
Share-based compensation expense	—	—	2,139	—	—	2,139
Issuance of common stock under employee benefit plans	—	—	1,515	—	—	1,515
Balances, September 30, 2024	$110,548	$214	$433,615	$287,484	$(60,640)	$771,221
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(121,393)	$68,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	48,224	46,149
Depreciation on premises and equipment	3,672	3,721
Impairment on goodwill	153,977	—
Amortization of intangible assets	2,481	3,056
Amortization of operating lease right-of-use asset	1,178	1,219
Amortization of loan servicing rights	1,703	1,925
Share-based compensation expense	2,185	2,139
Increase in cash surrender value of life insurance	(6,149)	(5,708)
Gain on proceeds from company-owned life insurance	(343)	—
Investment securities accretion, net	(10,287)	(3,741)
(Gain) loss on sales of investment securities, net	(14)	196
Gain on repurchase of subordinated debt	—	(244)
Gain on sales of other real estate owned	(39)	(22)
Impairment on other real estate owned	—	1,278
Origination of loans held for sale	(75,176)	(55,951)
Proceeds from sales of loans and leases held for sale	107,025	67,614
Gain on sale of loans held for sale	(1,963)	(1,716)
Net change in operating assets and liabilities:
Accrued interest receivable	(1,343)	(904)
Credit enhancement asset	11,039	(5,244)
Other assets	22,869	12,117
Accrued expenses and other liabilities	(4,905)	(13,675)
Net cash provided by operating activities	132,741	121,022
Cash flows from investing activities:
Purchases of investment securities available for sale	(400,318)	(471,040)
Proceeds from sales of investment securities available for sale	103,759	58,874
Maturities and payments on investment securities available for sale	164,437	140,682
Purchases of equity securities	(152)	(214)
Net decrease in loans	487,562	305,543
Proceeds from sales of consumer loans held for sale	61,099	—
Purchases of premises and equipment	(4,606)	(4,185)
Purchases of nonmarketable equity securities	(107,172)	(169,806)
Proceeds from redemptions of nonmarketable equity securities	103,624	172,057
Proceeds from sales of other real estate owned	4,774	301
Proceeds from company-owned life insurance, net	1,166	—
Net cash provided by investing activities	414,173	32,212
Cash flows from financing activities:
Net decrease in deposits	(592,418)	(52,693)
Net increase (decrease) in short-term borrowings	59,267	(21,016)
Net increase (decrease) in short-term FHLB advances	60,000	(46,000)
Proceeds from long-term FHLB advances	328,000	255,000
Payments made on long-term FHLB advances and other borrowings	(273,000)	(260,000)
Payments made on subordinated debt	(50,750)	(10,756)
Cash dividends paid on preferred stock	(6,685)	(6,685)
Cash dividends paid on common stock	(20,584)	(20,283)
Common stock repurchased	—	(5,504)
Proceeds from issuance of common stock under employee benefit plans	637	1,515
Net cash used in financing activities	(495,533)	(166,422)
Net increase (decrease) in cash and cash equivalents	51,381	(13,188)
Cash and cash equivalents:
Beginning of period	114,766	135,061
End of period	$166,147	$121,873
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$123,045	$144,205
Income tax paid (net of refunds)	(979)	21,870
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	29,400	—
Transfer of loans to other real estate owned	187	982
Right of use assets obtained in exchange for lease obligations	873	2,707
Transfer of premises and equipment, net to assets held for sale	245	—
Loans provided for sale of consumer loans held for sale	219,212	—
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Our wholly owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, merchant credit card services, trust and investment management services, and insurance and financial planning services.
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
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on July 1, 2025. Certain reclassifications of 2024 amounts have been made to conform to the 2025 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.
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

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$16,131	$21	$(1,029)	$15,123
Mortgage-backed securities - agency (1)	1,123,132	4,248	(78,577)	1,048,803
Mortgage-backed securities - non-agency	94,974	1,456	(2,570)	93,860
Asset-backed student loans	43,341	46	(129)	43,258
State and municipal securities	77,574	289	(4,573)	73,290
Collateralized loan obligations	47,809	86	(50)	47,845
Corporate securities	59,795	44	(3,111)	56,728
Total available for sale securities	$1,462,756	$6,190	$(90,039)	$1,378,907
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of September 30, 2025 was $(3.3) million. See Note 7 - Derivative Instruments for additional information regarding these derivative financial instruments.

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
Excluding securities issued or backed by U.S. government or its sponsored entities and agencies, there were no investments in securities from one issuer that exceeded 10% of shareholders' equity as of September 30, 2025 and December 31, 2024.
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, at September 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$4,350	$4,317
After one year through five years	37,879	35,951
After five years through ten years	89,806	84,325
After ten years	112,615	111,651
Mortgage-backed securities	1,218,106	1,142,663
Total available for sale securities	$1,462,756	$1,378,907

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Investment securities available for sale
Proceeds from sales	$103,759	$13,049	$103,759	$58,874
Gross realized gains on sales	587	113	587	420
Gross realized losses on sales	(573)	(157)	(573)	(616)
Unrealized losses and fair values for investment securities available for sale as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$4,979	$7	$8,979	$1,022	$13,958	$1,029
Mortgage-backed securities - agency	84,803	1,145	539,599	77,432	624,402	78,577
Mortgage-backed securities - non-agency	712	1	22,787	2,569	23,499	2,570
Asset-backed student loans	14,659	36	15,263	93	29,922	129
State and municipal securities	7,336	51	46,740	4,522	54,076	4,573
Collateralized loan obligations	9,957	50	—	—	9,957	50
Corporate securities	—	—	53,684	3,111	53,684	3,111
Total available for sale securities	$122,446	$1,290	$687,052	$88,749	$809,498	$90,039

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$4,973	$27	$8,488	$1,512	$13,461	$1,539
Mortgage-backed securities - agency	300,427	9,735	385,332	85,133	685,759	94,868
Mortgage-backed securities - non-agency	12,433	33	24,153	3,416	36,586	3,449
Asset-backed student loans	17,734	99	2,130	1	19,864	100
State and municipal securities	21,209	365	43,131	6,267	64,340	6,632
Collateralized loan obligations	7,468	7	—	—	7,468	7
Corporate securities	23,833	1,910	52,271	3,853	76,104	5,763
Total available for sale securities	$388,077	$12,176	$515,505	$100,182	$903,582	$112,358
    At September 30, 2025, 253 investment securities available for sale had unrealized losses with aggregate depreciation of 10.01% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial:
Commercial	$1,038,821	$818,496
Commercial other	437,712	541,324
Commercial real estate:
Commercial real estate non-owner occupied	1,457,627	1,628,961
Commercial real estate owner occupied	425,712	440,806
Multi-family	386,585	454,249
Farmland	66,737	67,648
Construction and land development	260,073	299,842
Total commercial loans	4,073,267	4,251,326
Residential real estate:
Residential first lien	292,830	315,775
Other residential	60,645	64,782
Consumer:
Consumer	82,710	96,202
Consumer other	47,152	48,099
Lease financing	310,983	391,390
Total loans	$4,867,587	$5,167,574
Total loans include net deferred loan costs of $0.8 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively, and unearned discounts of $43.6 million and $56.7 million within the lease financing portfolio at September 30, 2025 and December 31, 2024, respectively.

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
Lease financing—Our leasing business historically provided financing leases to varying types of businesses, nationwide, for purchases of business equipment. The financing is secured by a first priority interest in the financed assets and generally requires monthly payments. We ceased originating new equipment financing leases and loans effective September 30, 2025.
Commercial, commercial real estate, and construction and land development loans are collectively referred to as the Company’s commercial loan portfolio, while residential real estate, consumer loans and lease financing receivables are collectively referred to as the Company’s other loan portfolio.
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three and nine months ended September 30, 2025 and 2024, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$44,486	$20,894	$40,410	$20,990
New loans and other additions	1,352	1,000	7,027	1,500
Repayments and other reductions	(377)	(264)	(1,976)	(860)
Ending balance	$45,461	$21,630	$45,461	$21,630

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended September 30, 2025:
Balance, beginning of period	$34,179	$27,439	$2,869	$7,104	$5,704	$15,395	$92,690
Provision for credit losses on loans	7,841	2,678	1,480	(711)	116	9,101	20,505
Charge-offs	(4,301)	(3,798)	(2,901)	(54)	(897)	(4,088)	(16,039)
Recoveries	1,320	494	1,122	54	103	637	3,730
Balance, end of period	$39,039	$26,813	$2,570	$6,393	$5,026	$21,045	$100,886

Changes in allowance for credit losses on loans for the nine months ended September 30, 2025:
Balance, beginning of period	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204
Provision for credit losses on loans	17,196	15,817	(231)	(1,645)	1,352	16,235	48,724
Charge-offs	(23,762)	(26,974)	(2,901)	(126)	(2,234)	(11,422)	(67,419)
Recoveries	2,829	1,133	2,152	162	508	1,593	8,377
Balance, end of period	$39,039	$26,813	$2,570	$6,393	$5,026	$21,045	$100,886

Changes in allowance for credit losses on loans for the three months ended September 30, 2024:
Balance, beginning of period	$32,236	$22,197	$12,966	$5,193	$69,563	$13,288	$155,443
Provision for credit losses on loans	5,442	364	(907)	255	9,439	3,332	17,925
Charge-offs	(2,492)	(32)	—	(159)	(17,316)	(2,979)	(22,978)
Recoveries	484	1	2	63	44	83	677
Balance, end of period	$35,670	$22,530	$12,061	$5,352	$61,730	$13,724	$151,067

Changes in allowance for credit losses on loans for the nine months ended September 30, 2024:
Balance, beginning of period	$29,672	$20,229	$4,163	$5,553	$86,762	$12,940	$159,319
Provision for credit losses on loans	16,435	788	7,895	(138)	14,185	7,184	46,349
Charge-offs	(11,190)	(728)	—	(194)	(39,411)	(6,728)	(58,251)
Recoveries	753	2,241	3	131	194	328	3,650
Balance, end of period	$35,670	$22,530	$12,061	$5,352	$61,730	$13,724	$151,067
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
The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back period includes January 2012 through the current period on a monthly basis, with the exception of our equipment finance loans and leases. In the third quarter of 2025, the look-back period for the equipment finance loans and leases was shortened to 24 months due to the elevated level of incurred losses compared to the modeled results. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.
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

The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$3,490	$3,849	$7,339	$2,678	$7,074	$9,752
Commercial other	4,695	2,209	6,904	3,439	—	3,439
Commercial real estate:
Commercial real estate non-owner occupied	1,244	18,544	19,788	9,173	24,187	33,360
Commercial real estate owner occupied	995	10,172	11,167	1,407	16,871	18,278
Multi-family	716	—	716	2,363	51,770	54,133
Farmland	1,267	409	1,676	1,148	—	1,148
Construction and land development	—	5,534	5,534	39	8,399	8,438
Total commercial loans	12,407	40,717	53,124	20,247	108,301	128,548
Residential real estate:
Residential first lien	2,597	463	3,060	2,501	491	2,992
Other residential	524	—	524	446	—	446
Consumer:
Consumer	49	—	49	20	—	20
Lease financing	7,364	—	7,364	8,132	—	8,132
Total loans	$22,941	$41,180	$64,121	$31,346	$108,792	$140,138
    There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.5 million and $9.3 million for the three and nine months ended September 30, 2025 and $2.7 million and $6.3 million for the three and nine months ended September 30, 2024, respectively.
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

The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of September 30, 2025 and December 31, 2024:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
September 30, 2025
Commercial:
Commercial	$—	$3,849	$—	$3,849
Commercial other	—	2,209	801	3,010
Commercial real estate:
Non-owner occupied	18,534	—	—	18,534
Owner occupied	8,577	1,595	—	10,172
Multi-family	716	—	—	716
Farmland	—	409	—	409
Construction and land development	5,534	—	—	5,534
Lease financing	—	—	—	—
Total collateral dependent loans	$33,361	$8,062	$801	$42,224

December 31, 2024
Commercial:
Commercial	$—	$7,074	$—	$7,074
Commercial other	—	—	—	—
Commercial real estate:
Non-owner occupied	24,188	—	—	24,188
Owner occupied	9,284	7,587	—	16,871
Multi-family	54,133	—	—	54,133
Construction and land development	8,399	—	—	8,399
Lease financing	—	—	465	465
Total collateral dependent loans	$96,004	$14,661	$465	$111,130

The aging status of the recorded investment in loans by class as of September 30, 2025 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$696	$—	$—	$696	$7,339	$1,030,786	$1,038,821
Commercial other	10,179	7,035	4,536	21,750	6,904	409,058	437,712
Commercial real estate:
Commercial real estate non-owner occupied	65	—	—	65	19,788	1,437,774	1,457,627
Commercial real estate owner occupied	230	155	—	385	11,167	414,160	425,712
Multi-family	—	—	—	—	716	385,869	386,585
Farmland	—	—	—	—	1,676	65,061	66,737
Construction and land development	—	—	—	—	5,534	254,539	260,073
Total commercial loans	11,170	7,190	4,536	22,896	53,124	3,997,247	4,073,267
Residential real estate:
Residential first lien	23	383	35	441	3,060	289,329	292,830
Other residential	135	40	—	175	524	59,946	60,645
Consumer:
Consumer	190	125	11	326	49	82,335	82,710
Consumer other	571	192	—	763	—	46,389	47,152
Lease financing	4,522	1,478	—	6,000	7,364	297,619	310,983
Total loans	$16,611	$9,408	$4,582	$30,601	$64,121	$4,772,865	$4,867,587
The aging status of the recorded investment in loans by class as of December 31, 2024 was as follows:

	Accruing loans
(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Current	Total
Commercial:
Commercial	$4,562	$349	$—	$4,911	$9,752	$803,833	$818,496
Commercial other	9,578	6,284	10,769	26,631	3,439	511,254	541,324
Commercial real estate:
Commercial real estate non-owner occupied	11,732	—	—	11,732	33,360	1,583,869	1,628,961
Commercial real estate owner occupied	985	—	—	985	18,278	421,543	440,806
Multi-family	—	—	—	—	54,133	400,116	454,249
Farmland	48	—	—	48	1,148	66,452	67,648
Construction and land development	—	—	—	—	8,438	291,404	299,842
Total commercial loans	26,905	6,633	10,769	44,307	128,548	4,078,471	4,251,326
Residential real estate:
Residential first lien	21	650	—	671	2,992	312,112	315,775
Other residential	91	38	—	129	446	64,207	64,782
Consumer:
Consumer	314	40	—	354	20	95,828	96,202
Consumer other	345	211	—	556	—	47,543	48,099
Lease financing	4,679	3,754	—	8,433	8,132	374,825	391,390
Total loans	$32,355	$11,326	$10,769	$54,450	$140,138	$4,972,986	$5,167,574

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

The following table represents, by loan portfolio segment, a summary of the loan restructuring for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands)	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial:
Commercial	$10,901	2	$77	2	$11,949	4	$77	2
Commercial other	—	—	370	5	845	4	2,277	17
Commercial real estate:
Commercial real estate non-owner occupied	8,069	2	3,552	1	8,069	2	9,941	2
Commercial real estate owner occupied	—	—	6,131	3	—	—	6,131	3
Farmland	120	1	—	—	387	2	—	—
Construction and land development	1,571	1	1,334	1	1,571	1	1,334	1
Total commercial loans	20,661	6	11,464	12	22,821	13	19,760	25
Residential real estate:
Residential first lien	20	1	—	—	162	4	65	1
Other residential	—	—	—	—	10	1	82	2
Consumer:
Consumer	—	—	11	1	—	—	37	2
Lease financing	—	—	348	2	—	—	2,480	11
Total loan restructurings	$20,681	7	$11,823	15	$22,993	18	$22,424	41

	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Interest Rate Reduction	$—	—	$77	1	$294	2	$556	3
Term Extension	12,542	5	4,897	3	13,741	11	8,629	26
Payment Deferral	120	1	370	5	120	1	6,760	6
Interest Rate Reduction and Term Extension	8,019	1	—	—	8,019	1	—	—
Interest Rate Reduction and Payment Deferral	—	—	893	3	—	—	893	3
Term Extension and Payment Deferral	—	—	5,586	3	819	3	5,586	3
Total loan restructurings	$20,681	7	$11,823	15	$22,993	18	$22,424	41
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of September 30, 2025:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$11,949	$11,949
Commercial other	—	—	—	—	845	845
Commercial real estate:
Commercial real estate non-owner occupied	—	—	—	—	17,920	17,920
Commercial real estate owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Farmland	—	—	—	—	387	387
Construction and land development	—	—	—	—	1,571	1,571
Total commercial loans	—	—	—	—	32,672	32,672
Residential real estate:
Residential first lien	—	6	66	72	473	545
Other residential	—	—	—	—	10	10
Consumer:
Consumer	—	—	—	—	6	6
Lease financing	—	—	430	430	169	599
Total loan restructurings	$—	$6	$496	$502	$33,330	$33,832
Credit Quality Monitoring
The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four geographic regions. In addition, our specialty finance division does nationwide bridge lending for FHA and HUD developments and originates loans for multifamily, assisted and senior living and multi-use properties. Our equipment leasing business provided financing to business customers across the country.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of September 30, 2025 and December 31, 2024:

			September 30, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$395,628	$92,950	$76,292	$14,413	$28,930	$42,645	$362,054	$1,012,912
		Special mention	—	—	5,229	—	3,803	31	188	9,251
		Substandard	—	39	2,563	241	318	1,448	4,710	9,319
		Substandard – nonaccrual	—	142	717	4,251	508	563	1,158	7,339
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	395,628	93,131	84,801	18,905	33,559	44,687	368,110	1,038,821

	Commercial other	Acceptable credit quality	44,305	78,661	67,972	86,981	33,710	17,040	94,169	422,838
		Special mention	201	704	1,561	2,170	1,489	196	663	6,984
		Substandard	—	—	28	—	—	64	894	986
		Substandard – nonaccrual	—	727	2,144	930	530	519	2,054	6,904
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	44,506	80,092	71,705	90,081	35,729	17,819	97,780	437,712

Commercial real estate	Non-owner occupied	Acceptable credit quality	251,900	261,820	138,412	345,444	214,777	151,430	8,596	1,372,379
		Special mention	106	15,657	3,135	—	174	3,685	—	22,757
		Substandard	—	61	—	10,261	—	32,381	—	42,703
		Substandard – nonaccrual	—	9,784	—	60	2,867	7,077	—	19,788
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	252,006	287,322	141,547	355,765	217,818	194,573	8,596	1,457,627

	Owner occupied	Acceptable credit quality	76,587	61,110	45,209	89,458	68,561	68,169	718	409,812
		Special mention	1,357	843	—	—	—	87	—	2,287
		Substandard	—	431	—	—	24	1,991	—	2,446
		Substandard – nonaccrual	—	200	—	9,710	264	689	304	11,167
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	77,944	62,584	45,209	99,168	68,849	70,936	1,022	425,712

	Multi-family	Acceptable credit quality	70,856	30,490	14,393	168,749	39,041	16,275	607	340,411
		Special mention	—	—	7,595	17,133	—	—	—	24,728
		Substandard	—	—	—	15,534	5,158	38	—	20,730
		Substandard – nonaccrual	—	—	—	—	—	716	—	716
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	70,856	30,490	21,988	201,416	44,199	17,029	607	386,585

	Farmland	Acceptable credit quality	16,012	2,062	6,995	3,654	6,968	25,187	879	61,757
		Special mention	—	—	—	—	847	96	—	943
		Substandard	600	—	1,210	—	13	538	—	2,361
		Substandard – nonaccrual	—	—	—	227	267	1,134	48	1,676
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,612	2,062	8,205	3,881	8,095	26,955	927	66,737

Construction and land development		Acceptable credit quality	84,117	95,804	12,804	22,798	14,034	372	8,141	238,070
		Special mention	—	1,588	—	9,000	—	—	—	10,588
		Substandard	—	—	—	—	80	—	—	80
		Substandard – nonaccrual	—	—	—	—	5,534	—	—	5,534
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,524	3,635	316	306	—	20	—	5,801
		Subtotal	85,641	101,027	13,120	32,104	19,648	392	8,141	260,073

Total		Acceptable credit quality	939,405	622,897	362,077	731,497	406,021	321,118	475,164	3,858,179
		Special mention	1,664	18,792	17,520	28,303	6,313	4,095	851	77,538
		Substandard	600	531	3,801	26,036	5,593	36,460	5,604	78,625
		Substandard – nonaccrual	—	10,853	2,861	15,178	9,970	10,698	3,564	53,124
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,524	3,635	316	306	—	20	—	5,801
Total commercial loans			$943,193	$656,708	$386,575	$801,320	$427,897	$372,391	$485,183	$4,073,267

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$103,345	$100,478	$66,135	$59,613	$28,661	$39,895	$343,577	$741,704
		Special mention	54,838	—	—	—	—	60	277	55,175
		Substandard	464	2,964	626	1,311	196	1,239	5,065	11,865
		Substandard – nonaccrual	—	635	4,601	514	12	3,202	788	9,752
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	158,647	104,077	71,362	61,438	28,869	44,396	349,707	818,496

	Commercial other	Acceptable credit quality	101,877	94,515	133,745	59,701	25,688	14,016	103,794	533,336
		Special mention	1	2,132	1,100	964	197	94	—	4,488
		Substandard	—	31	—	—	—	—	30	61
		Substandard – nonaccrual	119	646	1,406	682	93	394	99	3,439
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	101,997	97,324	136,251	61,347	25,978	14,504	103,923	541,324

Commercial real estate	Non-owner occupied	Acceptable credit quality	404,475	179,499	460,447	261,886	79,830	130,160	6,729	1,523,026
		Special mention	12,392	4,079	—	178	3,988	274	—	20,911
		Substandard	62	2,061	8,149	4,190	4,463	32,739	—	51,664
		Substandard – nonaccrual	80	7,737	7,861	4,509	—	13,173	—	33,360
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	417,009	193,376	476,457	270,763	88,281	176,346	6,729	1,628,961

	Owner occupied	Acceptable credit quality	61,613	43,344	95,334	101,717	46,914	62,723	629	412,274
		Special mention	849	—	—	—	—	214	—	1,063
		Substandard	469	5,469	381	—	—	2,872	—	9,191
		Substandard – nonaccrual	317	—	16,971	264	1	421	304	18,278
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	63,248	48,813	112,686	101,981	46,915	66,230	933	440,806

	Multi-family	Acceptable credit quality	49,292	14,682	224,849	60,428	27,417	9,519	978	387,165
		Special mention	—	7,650	—	—	—	—	—	7,650
		Substandard	—	—	—	5,258	—	43	—	5,301
		Substandard – nonaccrual	27,354	8,890	—	899	—	16,990	—	54,133
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	76,646	31,222	224,849	66,585	27,417	26,552	978	454,249

	Farmland	Acceptable credit quality	4,157	9,540	4,557	16,794	10,046	19,588	1,690	66,372
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	13	—	115	—	128
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	4,157	9,540	4,557	16,807	10,046	20,803	1,738	67,648

Construction and land development		Acceptable credit quality	71,889	27,121	106,277	25,780	—	1,153	38,829	271,049
		Special mention	11,409	—	—	—	—	—	—	11,409
		Substandard	5,848	—	—	—	—	—	—	5,848
		Substandard – nonaccrual	—	—	—	8,399	—	39	—	8,438
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
		Subtotal	91,378	27,591	106,651	34,179	—	1,214	38,829	299,842

Total		Acceptable credit quality	796,648	469,179	1,091,344	585,919	218,556	277,054	496,226	3,934,926
		Special mention	79,489	13,861	1,100	1,142	4,185	642	277	100,696
		Substandard	6,843	10,525	9,156	10,772	4,659	37,008	5,095	84,058
		Substandard – nonaccrual	27,870	17,908	30,839	15,267	106	35,319	1,239	128,548
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
Total commercial loans			$913,082	$511,943	$1,132,813	$613,100	$227,506	$350,045	$502,837	$4,251,326

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and nine months ended September 30, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended September 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$—	$—	$—
	Commercial Other	156	6	880	1,253	102	247	1,657	4,301
Commercial Real Estate	Non-owner occupied	—	87	—	—	—	1,906	—	1,993
	Owner occupied	—	—	—	1,297	—	8	—	1,305
	Multi-family	—	—	—	500	—	—	—	500
Construction and land development		—	—	—	—	2,860	41	—	2,901
Total gross commercial charge-offs		$156	$93	$880	$3,050	$2,962	$2,202	$1,657	$11,000

		Term Loans by Origination Year
		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the nine months ended September 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$152	$—	$152
	Commercial Other	156	62	1,915	3,183	508	364	17,422	23,610
Commercial Real Estate	Non-owner occupied	—	87	—	7,782	—	7,649	—	15,518
	Owner occupied	—	—	—	7,144	—	8	—	7,152
	Multi-family	—	—	—	2,854	—	1,450	—	4,304
Construction and land development		—	—	—	—	2,860	41	—	2,901
Total gross commercial charge-offs		$156	$149	$1,915	$20,963	$3,368	$9,664	$17,422	$53,637

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended September 30, 2024
Commercial	Commercial	$—	$—	$—	$—	$22	$2	$—	$24
	Commercial Other	—	320	1,608	301	43	196	—	2,468
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	—	—	—
	Owner occupied	—	—	—	—	—	32	—	32
	Multi-family	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$320	$1,608	$301	$65	$230	$—	$2,524

		Term Loans by Origination Year
		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the nine months ended September 30, 2024
Commercial	Commercial	$—	$475	$—	$750	$32	$17	$102	$1,376
	Commercial Other	—	1,765	6,939	722	66	322	—	9,814
Commercial Real Estate	Non-owner occupied	—	—	—	—	138	5	—	143
	Owner occupied	—	—	—	—	—	585	—	585
	Multi-family	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$2,240	$6,939	$1,472	$236	$929	$102	$11,918

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and leases, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of September 30, 2025 and December 31, 2024:

			September 30, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$6,114	$29,464	$39,188	$64,054	$29,690	$121,225	$—	$289,735
		Nonperforming	—	—	275	—	300	2,520	—	3,095
		Subtotal	6,114	29,464	39,463	64,054	29,990	123,745	—	292,830

	Other residential	Performing	1,000	2,159	1,943	683	206	1,597	52,533	60,121
		Nonperforming	—	—	—	—	—	155	369	524
		Subtotal	1,000	2,159	1,943	683	206	1,752	52,902	60,645

Consumer	Consumer	Performing	9,455	17,503	15,971	12,605	19,584	6,449	1,083	82,650
		Nonperforming	—	11	30	2	—	17	—	60
		Subtotal	9,455	17,514	16,001	12,607	19,584	6,466	1,083	82,710

	Consumer other	Performing	—	—	344	32,073	6,504	8,231	—	47,152
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	344	32,073	6,504	8,231	—	47,152

Leases financing		Performing	41,553	73,327	71,790	70,799	26,890	19,260	—	303,619
		Nonperforming	—	672	3,179	2,569	670	274	—	7,364
		Subtotal	41,553	73,999	74,969	73,368	27,560	19,534	—	310,983

Total		Performing	58,122	122,453	129,236	180,214	82,874	156,762	53,616	783,277
		Nonperforming	—	683	3,484	2,571	970	2,966	369	11,043
Total other loans			$58,122	$123,136	$132,720	$182,785	$83,844	$159,728	$53,985	$794,320

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$29,754	$41,263	$69,334	$35,539	$27,282	$109,572	$39	$312,783
		Nonperforming	—	137	196	312	139	2,208	—	2,992
		Subtotal	29,754	41,400	69,530	35,851	27,421	111,780	39	315,775

	Other residential	Performing	2,620	2,218	874	257	308	1,822	56,237	64,336
		Nonperforming	—	—	—	—	—	148	298	446
		Subtotal	2,620	2,218	874	257	308	1,970	56,535	64,782

Consumer	Consumer	Performing	22,405	21,182	16,636	23,632	3,542	7,874	911	96,182
		Nonperforming	—	—	5	—	—	12	3	20
		Subtotal	22,405	21,182	16,641	23,632	3,542	7,886	914	96,202

	Consumer other	Performing	—	536	29,939	7,510	3,677	6,437	—	48,099
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	536	29,939	7,510	3,677	6,437	—	48,099

Leases financing		Performing	94,432	96,171	106,809	44,213	24,774	16,859	—	383,258
		Nonperforming	77	3,720	3,017	992	239	87	—	8,132
		Subtotal	94,509	99,891	109,826	45,205	25,013	16,946	—	391,390

Total
		Performing	149,211	161,370	223,592	111,151	59,583	142,564	57,187	904,658
		Nonperforming	77	3,857	3,218	1,304	378	2,455	301	11,590
Total other loans			$149,288	$165,227	$226,810	$112,455	$59,961	$145,019	$57,488	$916,248

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and nine months ended September 30, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended September 30, 2025
Residential real estate	Residential first lien	$—	$—	$40	$—	$—	$—	$—	$40
	Other residential	—	—	—	—	—	1	13	14
Consumer	Consumer	23	5	9	2	—	—	6	45
	Consumer other	—	27	18	348	139	320	—	852
Lease financing		—	249	1,605	1,843	330	61	—	4,088
Total gross other charge-offs		$23	$281	$1,672	$2,193	$469	$382	$19	$5,039

		Term Loans by Origination Year
		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the nine months ended September 30, 2025
Residential real estate	Residential first lien	$—	$—	$40	$—	$—	$27	$—	$67
	Other residential	—	—	—	25	—	2	32	59
Consumer	Consumer	23	35	21	4	—	1	19	103
	Consumer other	26	106	68	632	268	1,031	—	2,131
Lease financing		—	716	5,023	4,261	723	699	—	11,422
Total gross other charge-offs		$49	$857	$5,152	$4,922	$991	$1,760	$51	$13,782

		Term Loans
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the three months ended September 30, 2024
Residential real estate	Residential first lien	$—	$18	$—	$—	$—	$—	$—	$18
	Other residential	—	—	—	—	—	1	140	141
Consumer	Consumer	1	—	—	—	—	—	7	8
	Consumer other	1	2,779	11,732	1,299	632	865	—	17,308
Lease financing		—	583	1,560	464	245	127	—	2,979
Total gross other charge-offs		$2	$3,380	$13,292	$1,763	$877	$993	$147	$20,454

		Term Loans
		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the nine months ended September 30, 2024
Residential real estate	Residential first lien	$—	$18	$11	$—	$—	$—	$—	$29
	Other residential	—	—	16	—	—	1	148	165
Consumer	Consumer	1	22	—	5	16	27	8	79
	Consumer other	2	7,813	22,439	4,140	2,046	2,892	—	39,332
Lease financing		—	1,652	3,831	801	297	147	—	6,728
Total gross other charge-offs		$3	$9,505	$26,297	$4,946	$2,359	$3,067	$156	$46,333
NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Land	$15,856	$15,986
Buildings and improvements	85,908	83,296
Furniture and equipment	38,084	36,526
Lease right-of-use assets	8,509	8,830
Total	148,357	144,638
Accumulated depreciation	(62,352)	(58,928)
Premises and equipment, net	$86,005	$85,710
    Depreciation expense for the three and nine months ended September 30, 2025 was $1.2 million and $3.7 million, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2024, respectively.
The Company has entered into operating leases, primarily for banking offices, operating facilities and ATMs, which have remaining lease terms of 3 months to 13 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $8.5 million and $8.8 million as of September 30, 2025 and December 31, 2024, respectively, included in premises and equipment on our consolidated balance sheets. The operating lease liabilities of the Company were $9.8 million as of September 30, 2025, and $10.1 million as of December 31, 2024, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.

Information related to operating leases for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$483	$504	$1,461	$1,461
Operating cash flows from leases	464	600	1,467	1,748
Right-of-use assets obtained in exchange for lease obligations	36	1,168	873	2,707
Weighted average remaining lease term	6.30 years	7.0 years	6.30 years	7.0 years
Weighted average discount rate	3.72%	3.65%	3.72%	3.65%
The projected minimum rental payments under the terms of the leases as of September 30, 2025 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2025 remaining	$350
2026	2,012
2027	1,900
2028	1,847
2029	1,648
Thereafter	3,256
Total future minimum lease payments	11,013
Less imputed interest	(1,234)
Total operating lease liabilities	$9,779

NOTE 5 - OPERATING LEASES - LESSOR
The Company provided financing for various types of equipment through operating leasing arrangements. The equipment leased to others is carried at cost less accumulated depreciation in other assets on our consolidated balance sheets. The Company had equipment leased to others of $21.8 million and $30.6 million at September 30, 2025 and December 31, 2024, respectively, net of accumulated depreciation of $16.2 million and $18.1 million at September 30, 2025 and December 31, 2024, respectively. The Company recorded lease income related to lease payments for operating leases in other income on our consolidated statements of income of $2.6 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively, and $8.5 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense related to leased equipment was $2.1 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, and $6.8 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company performs assessment of the recoverability of long-lived assets when events or changes in circumstances indicate their carrying values may not be recoverable.
The future lease payments receivable from operating leases as of September 30, 2025 are as follows:

(dollars in thousands)	Amount
Year ending December 31:
2025 remaining	$1,576
2026	3,390
2027	1,651
2028	583
2029	192
Thereafter	63
Total future minimum lease payments	$7,455

NOTE 6 – GOODWILL
The carrying amount of goodwill by segment at September 30, 2025 and December 31, 2024 is summarized as follows:

(dollars in thousands)	2025	2024
Banking	$3,181	$157,158
Wealth management	4,746	4,746
Total goodwill	$7,927	$161,904
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

	September 30, 2025			December 31, 2024
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges
Interest rate contracts
Fair value hedges
Investment securities available for sale	$291	$3,611	$273,763	$2,653	$654	$167,363
Cash flow hedges
Investment securities available for sale	987	—	90,000	—	—	—
Pools of commercial and commercial real estate loans	1,948	1,762	300,000	—	4,502	200,000
FHLB advances, brokered CDs and other borrowings	60	518	125,000	863	281	75,000
Total derivatives designated as accounting hedges	$3,286	$5,891	$788,763	$3,516	$5,437	$442,363
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	$418	$418	$53,076	$218	$218	$54,390
Interest rate lock commitments	202	—	9,450	71	—	3,907
Forward commitments to sell mortgage-backed securities	4	—	14,373	32	—	10,198
Total derivatives not designated as accounting hedges	$624	$418	$76,899	$321	$218	$68,495
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Investment securities available for sale	$359,046	$286,982	$(3,322)	$1,999

Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income.

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2025	2024		2025	2024
Three Months Ended September 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities	$(328)	$(1,731)	Interest income on investment securities available for sale	$391	$1,790
Nine Months Ended September 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$(5,322)	$(553)	Interest income on investment securities available for sale	$5,431	$653
The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income.

	Gain (loss) recognized in AOCI on derivative		Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2025	2024		2025	2024
Three Months Ended September 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$3	$2,878	Interest income on loans	$(111)	$1,545
Investment securities available for sale	(356)	—	Interest income on investment securities	(55)	—
FHLB advances, brokered CDs and other borrowings	(86)	(1,788)	Interest expense	(31)	(279)
Total gain (loss) on cash flow hedging relationships	$(439)	$1,090		$(197)	$1,266
Nine Months Ended September 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$1,358	$(1,123)	Interest income on loans	$(1,857)	$(1,549)
Investment securities available for sale	161	—	Interest income on investment securities	(32)	—
FHLB advances, brokered CDs and other borrowings	(871)	357	Interest expense	213	282
Total gain (loss) on cash flow hedging relationships	$648	$(766)		$(1,676)	$(1,267)
During the next 12 months, we estimate $2.4 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income.

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location of gain (loss) recognized in income on derivative	2025	2024	2025	2024
Nine Months Ended September 30,
Gain (loss) on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$45	$(68)	$104	$60
Total (loss) gain on derivative instruments not designated as accounting hedges		$45	$(68)	$104	$60
NOTE 8 – DEPOSITS
The following table summarizes the classification of deposits as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing demand	$1,015,930	$1,055,564
Interest-bearing:
Checking	1,996,501	2,378,256
Money market	1,240,885	1,173,630
Savings	486,953	507,305
Time	864,556	1,082,488
Total deposits	$5,604,825	$6,197,243

NOTE 9 – FHLB ADVANCES AND OTHER BORROWINGS
The following table summarizes our FHLB advances and other borrowings as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
FHLB advances – fixed rate, fixed term at rates averaging 4.38% and 4.50% at September 30, 2025 and December 31, 2024 - maturing through October 2029	$188,000	$133,000
FHLB advances – putable fixed rate at rates averaging 3.69% at both September 30, 2025 and December 31, 2024 – maturing through July 2034 with call provisions through November 2025	125,000	125,000
FHLB advances – Short term fixed rate at rates of 4.20% at September 30, 2025	60,000	—
Total FHLB advances and other borrowings	$373,000	$258,000
    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.88 billion and $3.23 billion at September 30, 2025 and December 31, 2024, respectively. Based on this collateral, the Company was eligible to borrow $1.05 billion from the FHLB at September 30, 2025.

NOTE 10 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at September 30, 2025 and December 31, 2024:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At September 30, 2025
Outstanding amount	$—	$27,250	$27,250
Carrying amount	—	27,014	27,014
Current rate	—%	5.50%
At December 31, 2024
Outstanding amount	$50,750	$27,250	$78,000
Carrying amount	50,750	26,999	77,749
Current rate	7.94%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually through 9/30/2024; Quarterly for all subsequent periods	Semiannually through 9/30/2029; Quarterly for all subsequent periods
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
On September 30, 2025, the Company redeemed all of our outstanding Fixed-to-Floating Rate Subordinated Notes due September 30, 2029, with an interest rate of 7.91%, which had an aggregate principal amount of $50.8 million. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The interest rate on the subordinated notes was 7.91%, equating to approximately $4.0 million of annual interest expense. The Company's $27.3 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due September 30, 2034, with an interest rate of 5.50% as of September 30, 2025, remain outstanding.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the three months ended September 30, 2025
Balance, beginning of period	$(72,954)	$(1,034)	$(73,988)
Other comprehensive income (loss) before reclassifications	11,210	(323)	10,887
Amounts reclassified from AOCI to income(1)	(10)	145	135
Balance, end of period	$(61,754)	$(1,212)	$(62,966)
Changes in AOCI for the three months ended September 30, 2024
Balance, beginning of period	$(77,878)	$(4,703)	$(82,581)
Other comprehensive income (loss) before reclassifications	22,036	803	22,839
Amounts reclassified from AOCI to income(1)	34	(932)	(898)
Balance, end of period	$(55,808)	$(4,832)	$(60,640)

Changes in AOCI for the nine months ended September 30, 2025
Balance, beginning of period	$(79,021)	$(2,939)	$(81,960)
Other comprehensive income (loss) before reclassifications	17,277	492	17,769
Amounts reclassified from AOCI to income(1)	(10)	1,235	1,225
Balance, end of period	$(61,754)	$(1,212)	$(62,966)
Changes in AOCI for the nine months ended September 30, 2024
Balance, beginning of period	$(71,556)	$(5,197)	$(76,753)
Other comprehensive income (loss) before reclassifications	15,604	(504)	15,100
Amounts reclassified from AOCI to income(1)	144	869	1,013
Balance, end of period	$(55,808)	$(4,832)	$(60,640)
See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Details about AOCI components	Amounts reclassified from AOCI		Amounts reclassified from AOCI		Affected line item in the statement of income
Gains and losses on cash flow hedges	$(197)	$1,266	$(1,676)	$(1,267)	Interest income (expense)
	52	(334)	441	398	Income tax (expense) benefit
	$(145)	$932	$(1,235)	$(869)	Net income

NOTE 12 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$7,557	$20,431	$(121,393)	$68,813
Preferred dividends declared	(2,229)	(2,229)	(6,685)	(6,685)
Net income (loss) available to common shareholders	5,328	18,202	(128,078)	62,128
Common shareholder dividends	(6,893)	(6,632)	(20,230)	(19,959)
Unvested restricted stock award dividends	(124)	(115)	(354)	(324)
Undistributed earnings to unvested restricted stock awards	—	(181)	—	(645)
Undistributed earnings (loss) to common shareholders	$(1,689)	$11,274	$(148,662)	$41,200
Basic
Distributed earnings to common shareholders	$6,893	$6,632	$20,230	$19,959
Undistributed earnings (loss) to common shareholders	(1,689)	11,274	(148,662)	41,200
Total common shareholders earnings (loss), basic	$5,204	$17,906	$(128,432)	$61,159
Diluted
Distributed earnings to common shareholders	$6,893	$6,632	$20,230	$19,959
Undistributed earnings (loss) to common shareholders	(1,689)	11,274	(148,662)	41,200
Total common shareholders earnings (loss)	5,204	17,906	(128,432)	61,159
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	—	—
Total common shareholders earnings (loss), diluted	$5,204	$17,906	$(128,432)	$61,159
Weighted average common shares outstanding, basic	21,863,911	21,675,818	21,826,566	21,726,143
Dilutive effect of options	—	2,424	—	5,950
Weighted average common shares outstanding, diluted	21,863,911	21,678,242	21,826,566	21,732,093
Basic earnings (loss) per common share	$0.24	$0.83	$(5.88)	$2.82
Diluted earnings (loss) per common share	0.24	0.83	(5.88)	2.81

Antidilutive stock options(1)	228,802	279,163	228,802	231,120
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at September 30, 2025 and December 31, 2024, are summarized below:

	September 30, 2025
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$15,123	$—	$15,123	$—
Mortgage-backed securities - agency	1,048,803	—	1,048,803	—
Mortgage-backed securities - non-agency	93,860	—	93,860	—
Asset-backed student loans	43,258	—	43,258	—
State and municipal securities	73,290	—	73,290	—
Collateralized loan obligations	47,845	—	47,845	—
Corporate securities	56,728	—	56,728	—
Equity securities	4,214	4,214	—	—
Residential loans held for sale	7,535	—	7,535	—
Credit enhancement asset	5,765	—	—	5,765
Derivative assets	3,910	—	3,910	—
Total	$1,400,331	$4,214	$1,390,352	$5,765
Liabilities
Derivative liabilities	$6,309	$—	$6,309	$—
Total	$6,309	$—	$6,309	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$44,368	$—	$—	$44,368
Other real estate owned	393	—	—	393

	December 31, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$20,141	$—	$20,141	$—
Mortgage-backed securities - agency	847,056	—	847,056	—
Mortgage-backed securities - non-agency	101,012	—	101,012	—
Asset-backed student loans	49,973	—	49,973	—
State and municipal securities	69,061	—	69,061	—
Collateralized loan obligations	40,450	—	40,450	—
Corporate securities	79,881	—	79,881	—
Equity securities	4,792	4,792	—	—
Loans held for sale	8,228	—	8,228	—
Credit enhancement asset	16,804	—	—	16,804
Derivative assets	3,837	—	3,837	—
Total	$1,241,235	$4,792	$1,219,639	$16,804
Liabilities
Derivative liabilities	$5,655	$—	$5,655	$—
Total	$5,655	$—	$5,655	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans	$120,222	$—	$—	$120,222
Consumer loans held for sale	336,719	—	—	336,719
Other real estate owned	4,941	—	—	4,941
    The following table presents losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Nonperforming loans	$5,821	$355	16,114	14,225
Other real estate owned	—	548	—	1,278
Total losses on assets measured on a nonrecurring basis	$5,821	$903	$16,114	$15,503

    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at September 30, 2025 and December 31, 2024:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Range (weighted average)(1)
September 30, 2025
Nonperforming loans	$44,368	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 60.05% (2.58%)
Other real estate owned	393	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	39.00% - 72.88% (56.42%)

December 31, 2024
Nonperforming loans	$120,222	Fair value of collateral	Discount to reflect current market conditions and ultimate collectability	0.00% - 34.15% (0.67%)
Other real estate owned	4,941	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 43.54% (10.68%.)
Consumer loans held for sale(2)	336,719	Discounted cash flow	Discount rate	8.98%
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$7,535	$369	$7,166	$8,228	$282	$7,946
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Residential loans held for sale	$(56)	$133	$80	$150

    The carrying values and estimated fair value of certain financial instruments not carried at fair value at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$165,673	$165,673	$165,673	$—	$—
Federal funds sold	474	474	474	—	—
Loans	4,766,701	4,688,350	—	—	4,688,350
Accrued interest receivable	26,672	26,672	—	26,672	—

Liabilities
Deposits	$5,604,825	$5,567,878	$—	$5,567,878	$—
Short-term borrowings	146,766	146,766	—	146,766	—
FHLB and other borrowings	373,000	374,874	—	374,874	—
Subordinated debt	27,014	23,090	—	23,090	—
Trust preferred debentures	51,684	49,781	—	49,781	—

	December 31, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$114,055	$114,055	$114,055	$—	$—
Federal funds sold	711	711	711	—	—
Loans	5,056,370	4,872,824	—	—	4,872,824
Accrued interest receivable	25,329	25,329	—	25,329	—

Liabilities
Deposits	$6,197,243	$6,183,807	$—	$6,183,807	$—
Short-term borrowings	87,499	87,499	75,000	12,499	—
FHLB and other borrowings	258,000	253,520	—	253,520	—
Subordinated debt	77,749	69,827	—	69,827	—
Trust preferred debentures	51,205	49,056	—	49,056	—
The methods utilized to measure fair value of financial instruments at September 30, 2025 and December 31, 2024 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$830,446	$754,202
Financial guarantees – standby letters of credit	27,652	22,298
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

Selected business segment financial information for the three and nine months ended September 30, 2025 and 2024 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended September 30, 2025
Interest income	$98,493	$—	$—	$98,493
Interest expense	35,011	20	2,345	37,376
Net interest income (expense)	63,482	(20)	(2,345)	61,117
Provision for credit losses	20,005	—	—	20,005
Wealth management revenue	—	8,018	—	8,018
Other noninterest income	13,861	—	(1,863)	11,998
Total noninterest income	13,861	8,018	(1,863)	20,016
Salaries and employee benefits	22,206	4,187	—	26,393
Depreciation expense	1,204	12	—	1,216
Amortization of intangible assets	492	251	—	743
Other noninterest expense	20,727	1,463	(728)	21,462
Total noninterest expense	44,629	5,913	(728)	49,814
Income (loss) before income taxes (benefit)	12,709	2,085	(3,480)	11,314
Income taxes (benefit)	1,614	99	2,044	3,757
Net income (loss)	$11,095	$1,986	$(5,524)	$7,557
Total assets	$6,922,828	$35,589	$(46,901)	$6,911,515

Nine Months Ended September 30, 2025
Interest income	$295,772	$—	$—	$295,772
Interest expense	110,620	55	6,995	117,670
Net interest income (expense)	185,152	(55)	(6,995)	178,102
Provision for credit losses	48,224	—	—	48,224
Wealth management revenue	—	22,747	—	22,747
Other noninterest income	42,183	—	(3,617)	38,566
Total noninterest income	42,183	22,747	(3,617)	61,313
Salaries and employee benefits	66,450	12,044	—	78,494
Depreciation expense	3,639	33	—	3,672
Amortization of intangible assets	1,708	773	—	2,481
Impairment on goodwill	153,977	—	—	153,977
Other noninterest expense(1)	61,560	4,894	(2,267)	64,187
Total noninterest expense	287,334	17,744	(2,267)	302,811
(Loss) income before income (benefit) taxes	(108,223)	4,948	(8,345)	(111,620)
Income (benefit) taxes	7,758	1,387	628	9,773
Net (loss) income	$(115,981)	$3,561	$(8,973)	$(121,393)
Total assets	$6,922,828	$35,589	$(46,901)	$6,911,515

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended September 30, 2024
Interest income	$108,994	$—	$—	$108,994
Interest expense	47,743	16	2,125	49,884
Net interest income (expense)	61,251	(16)	(2,125)	59,110
Provision for credit losses	17,925	—	—	17,925
Wealth management revenue	—	7,104	—	7,104
Other noninterest income	26,343	—	98	26,441

Total noninterest income	26,343	7,104	98	33,545
Salaries and employee benefits	21,817	2,565	—	24,382
Depreciation expense	1,235	8	—	1,243
Amortization of intangible assets	678	273	—	951
Other noninterest expense	21,297	2,669	(778)	23,188
Total noninterest expense	45,027	5,515	(778)	49,764
Income (loss) before income taxes (benefit)	24,642	1,573	(1,249)	24,966
Income taxes (benefit)	5,614	1,136	(2,215)	4,535
Net income (loss)	$19,028	$437	$966	$20,431
Total assets	$7,680,957	$33,763	$(10,531)	$7,704,189

Nine Months Ended September 30, 2024
Interest income	$321,643	$—	$15	$321,658
Interest expense	137,259	36	6,587	143,882
Net interest income (expense)	184,384	(36)	(6,572)	177,776
Provision for credit losses	46,149	—	—	46,149
Wealth management revenue	—	21,037	—	21,037
Other noninterest income	82,691	—	(358)	82,333
Total noninterest income	82,691	21,037	(358)	103,370
Salaries and employee benefits	62,022	9,334	—	71,356
Depreciation expense	3,687	34	—	3,721
Amortization of intangible assets	2,220	836	—	3,056
Other noninterest expense(1)	67,034	6,065	(2,076)	71,023
Total noninterest expense	134,963	16,269	(2,076)	149,156
Income (loss) before income taxes (benefit)	85,963	4,732	(4,854)	85,841
Income taxes (benefit)	18,238	2,444	(3,654)	17,028
Net income (loss)	$67,725	$2,288	$(1,200)	$68,813
Total assets	$7,680,957	$33,763	$(10,531)	$7,704,189
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

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$6,975	$6,159	$19,854	$18,280
Investment advisory and brokerage fees	597	494	1,602	1,417
Other	445	451	1,290	1,340
Service charges on deposit accounts:
Nonsufficient fund fees	2,235	2,058	6,206	5,716
Other	1,364	1,353	4,049	3,932
Interchange revenues	3,444	3,506	10,059	10,427
Other income:
Merchant services revenue	376	357	1,073	1,058
Other	473	2	1,589	614
Noninterest income - out-of-scope of Topic 606	4,107	19,165	15,591	60,586
Total noninterest income	$20,016	$33,545	$61,313	$103,370
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
NOTE 17 – SUBSEQUENT EVENTS
On November 3, 2025, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of its common stock. The new stock repurchase program will become effective on November 3, 2025 and expires on November 2, 2026. The Company’s most recent stock repurchase program expired on December 31, 2024.

Stock repurchases under the Company’s authorized program may be made from time to time on the open market, in privately negotiated transactions, or in any other manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the program is dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2025, as compared to December 31, 2024, and unaudited consolidated operating results for the three and nine months ended September 30, 2025 and 2024. This disclosure should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and the audited financial statements and accompanying notes provided in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on July 1, 2025.
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
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2024.

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

Third-party loan origination and servicing programs
Prior to March 31, 2025, the Company operated three significant programs to originate and service unsecured commercial and consumer loans. Loan options under the programs included traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan was fully repaid in the promotional window. The loans were originated at par in the Company’s name and had terms ranging from five months to 25 years with a much shorter effective life due to amortization and prepayments. As of September 30, 2025, the Company is operating only one such program.
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

At September 30, 2025 and December 31, 2024, loans outstanding in this program were $56.5 million and $62.3 million, respectively.
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
Cessation of equipment finance originations. As a continuation of steps taken to address the Company's credit quality issues, including the sales of non-core loan portfolios and tightened underwriting standards in our specialty finance portfolio, we ceased originations in the equipment finance portfolio effective September 30, 2025. As a result of this decision, the Company recognized $1.0 million of severance expense in the third quarter of 2025.

Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Income Statement Data:
Interest income	$98,493	$108,994	$295,772	$321,658
Interest expense	37,376	49,884	117,670	143,882
Net interest income	61,117	59,110	178,102	177,776
Provision for credit losses	20,005	17,925	48,224	46,149
Noninterest income	20,016	33,545	61,313	103,370
Noninterest expense	49,814	49,764	302,811	149,156
Income (loss) before income taxes	11,314	24,966	(111,620)	85,841
Income tax expense	3,757	4,535	9,773	17,028
Net income (loss)	7,557	20,431	(121,393)	68,813
Preferred dividends	2,229	2,229	6,685	6,685
Net income (loss) available to common shareholders	$5,328	$18,202	$(128,078)	$62,128
Per Share Data:
Basic earnings (loss) per common share	$0.24	$0.83	$(5.88)	$2.82
Diluted earnings (loss) per common share	$0.24	$0.83	$(5.88)	$2.81
Performance Metrics:
Return on average assets	0.43%	1.05%	(2.26)%	1.18%
Return on average shareholders' equity	5.20%	10.22%	(26.14)%	11.64%
During the three months ended September 30, 2025, we generated net income of $7.6 million, or diluted earnings per common share of $0.24 compared to net income of $20.4 million, or diluted earnings per common share of $0.83, in the three months ended September 30, 2024. Earnings for the third quarter of 2025 compared to the third quarter of 2024 decreased primarily due to a $2.1 million increase in provision for credit losses, a $13.5 million decrease in noninterest income, and a $0.1 million increase in noninterest expense. These results were partially offset by a $2.0 million increase in net interest income, and a $0.8 million decrease in income tax expense.
During the nine months ended September 30, 2025, we generated a net loss of $121.4 million, or diluted loss per common share of $5.88, compared to net income of $68.8 million, or diluted earnings per common share of $2.81, in the nine months ended September 30, 2024. Earnings for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, included a $0.3 million increase in net interest income, a $2.1 million increase in provision for credit losses, a $42.1 million decrease in noninterest income, a $153.7 million increase in noninterest expense, primarily as a result of $154.0 million of goodwill impairment recognized in the first quarter of 2025, and a $7.3 million decrease in income tax expense.
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
At its September 2025 meeting, the FOMC cut its benchmark interest rate by 0.25 percentage points, marking the first reduction in 2025. Following the rate cut, the borrowing rate was in a range between 4.00%-4.25%. The post-meeting statement stated "Job gains have slowed, and the unemployment rate has edged up but remains low. Inflation has moved up and remains somewhat elevated. The Committee is attentive to the risks to both sides of its dual mandate and judges that downside risks to employment have risen.” In addition, the Federal Reserve cut its benchmark interest rate by an additional 0.25 percentage points at its October 2025 meeting.
The benchmark federal funds rate began 2024 at a target range between 5.25%-5.50%. At its September 2024 FOMC meeting, the Federal Reserve cut its benchmark interest rate by 0.50 percentage points, marking the first reduction in four years.
During the three months ended September 30, 2025, net interest income, on a tax-equivalent basis, totaled $61.3 million compared to $59.3 million for the three months ended September 30, 2024. The tax-equivalent net interest margin increased to 3.79% for the third quarter of 2025 compared to 3.34% in the third quarter of 2024.
During the nine months ended September 30, 2025, net interest income, on a tax-equivalent basis, increased to $178.8 million with a tax-equivalent net interest margin of 3.61% compared to net interest income, on a tax-equivalent basis, of $178.4 million with a tax-equivalent net interest margin of 3.35% for the nine months ended September 30, 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following tables present the average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2025 and 2024. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2025			2024
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$78,567	$849	4.29%	$75,255	$1,031	5.45%
Investment securities:
Taxable investment securities	1,280,236	15,418	4.78	1,111,147	13,259	4.75
Investment securities exempt from federal income tax (1)	58,761	561	3.79	51,604	493	3.80
Total securities	1,338,997	15,979	4.73	1,162,751	13,752	4.71
Loans:
Loans (2)	4,907,695	80,583	6.51	5,737,805	93,020	6.45
Loans exempt from federal income tax (1)	39,980	429	4.26	45,603	484	4.22
Total loans	4,947,675	81,012	6.50	5,783,408	93,504	6.43
Loans held for sale	9,268	147	6.29	7,505	124	6.57
Nonmarketable equity securities	38,559	715	7.36	41,137	788	7.62
Total interest-earning assets	6,413,066	98,702	6.11	7,070,056	109,199	6.14
Noninterest-earning assets	498,875			653,279
Total assets	$6,911,941			$7,723,335
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,246,845	$22,264	2.72%	$3,554,785	$31,061	3.48%
Savings deposits	497,231	317	0.25	523,112	429	0.33
Time deposits	813,042	6,712	3.28	849,664	8,034	3.76
Brokered time deposits	87,337	926	4.21	205,079	2,446	4.74
Total interest-bearing deposits	4,644,455	30,219	2.58	5,132,640	41,970	3.25
Short-term borrowings	54,839	499	3.61	53,577	602	4.47
FHLB advances and other borrowings	386,772	4,044	4.15	428,739	4,743	4.40
Subordinated debt	77,210	1,393	7.16	89,120	1,228	5.48
Trust preferred debentures	51,602	1,221	9.39	50,990	1,341	10.46
Total interest-bearing liabilities	5,214,878	37,376	2.84	5,755,066	49,884	3.45
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,020,196			1,075,712
Other noninterest-bearing liabilities	100,436			97,235
Total noninterest-bearing liabilities	1,120,632			1,172,947
Shareholders’ equity	576,431			795,322
Total liabilities and shareholders’ equity	$6,911,941			$7,723,335
Net interest income / net interest margin (3)		$61,326	3.79%		$59,315	3.34%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million for both the three months ended September 30, 2025 and 2024.
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

	Nine Months Ended September 30,
	2025			2024
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$71,558	$2,283	4.27%	$69,960	$2,857	5.45%
Investment securities:
Taxable investment securities	1,281,441	47,011	4.90	1,029,008	35,921	4.66
Investment securities exempt from federal income tax (1)	58,013	1,649	3.80	54,589	1,344	3.29
Total securities	1,339,454	48,660	4.86	1,083,597	37,265	4.59
Loans:
Loans (2)	4,994,619	236,765	6.34	5,856,676	277,961	6.34
Loans exempt from federal income tax (1)	47,746	1,605	4.49	46,540	1,463	4.20
Total loans	5,042,365	238,370	6.32	5,903,216	279,424	6.32
Loans held for sale	125,699	5,087	5.41	5,281	263	6.65
Nonmarketable equity securities	37,669	2,056	7.30	40,429	2,438	8.06
Total interest-earning assets	6,616,745	296,456	5.99	7,102,483	322,247	6.06
Noninterest-earning assets	559,587			663,967
Total assets	$7,176,332			$7,766,450
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,365,833	$70,942	2.82%	$3,572,032	$89,910	3.36%
Savings deposits	510,199	973	0.25	541,420	1,377	0.34
Time deposits	818,658	20,245	3.31	849,529	23,096	3.63
Brokered time deposits	158,998	4,964	4.17	179,998	6,277	4.66
Total interest-bearing deposits	4,853,688	97,124	2.68	5,142,979	120,660	3.13
Short-term borrowings	62,838	1,772	3.77	49,750	1,746	4.69
FHLB advances and other borrowings	350,271	10,973	4.19	414,259	13,615	4.39
Subordinated debt	77,571	4,174	7.19	91,921	3,773	5.48
Trust preferred debentures	51,442	3,627	9.43	50,873	4,088	10.73
Total interest-bearing liabilities	5,395,810	117,670	2.92	5,749,782	143,882	3.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,048,753			1,119,764
Other noninterest-bearing liabilities	110,871			107,192
Total noninterest-bearing liabilities	1,159,624			1,226,956
Shareholders’ equity	620,898			789,712
Total liabilities and shareholders’ equity	$7,176,332			$7,766,450
Net interest income / net interest margin (3)		$178,786	3.61%		$178,365	3.35%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.7 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30, 2025 compared with Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 compared with Nine Months Ended September 30, 2024
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Federal funds sold and cash investments	$42	$(224)	$(182)	$57	$(631)	$(574)
Investment securities:
Taxable investment securities	2,019	140	2,159	8,985	2,105	11,090
Investment securities exempt from federal income tax	68		68	89	216	305
Total securities	2,087	140	2,227	9,074	2,321	11,395
Loans:
Loans	(13,412)	975	(12,437)	(40,691)	(505)	(41,196)
Loans exempt from federal income tax	(59)	4	(55)	39	103	142
Total loans	(13,471)	979	(12,492)	(40,652)	(402)	(41,054)
Loans held for sale	29	(6)	23	5,427	(603)	4,824
Nonmarketable equity securities	(48)	(25)	(73)	(160)	(222)	(382)
Total earning assets	(11,361)	864	(10,497)	(26,254)	463	(25,791)
Interest-bearing liabilities:
Checking and money market deposits	(2,362)	(6,435)	(8,797)	(4,807)	(14,161)	(18,968)
Savings deposits	(18)	(94)	(112)	(70)	(334)	(404)
Time deposits	(314)	(1,008)	(1,322)	(812)	(2,039)	(2,851)
Brokered time deposits	(1,325)	(195)	(1,520)	(696)	(617)	(1,313)
Total interest-bearing deposits	(4,019)	(7,732)	(11,751)	(6,385)	(17,151)	(23,536)
Short-term borrowings	14	(117)	(103)	413	(387)	26
FHLB advances and other borrowings	(446)	(253)	(699)	(2,059)	(583)	(2,642)
Subordinated debt	(186)	351	165	(680)	1,081	401
Trust preferred debentures	17	(137)	(120)	41	(502)	(461)
Total interest-bearing liabilities	(4,620)	(7,888)	(12,508)	(8,670)	(17,542)	(26,212)
Net interest income	$(6,741)	$8,752	$2,011	$(17,584)	$18,005	$421

Interest Income. Interest income, on a tax-equivalent basis, decreased $10.5 million to $98.7 million in the three months ended September 30, 2025 as compared to the same quarter in 2024, primarily due to a decline in earning assets. The yield on earning assets decreased three basis points to 6.11% from 6.14%.
Average earning assets decreased to $6.41 billion in the third quarter of 2025 from $7.07 billion in the same quarter in 2024. A decrease in average loans of $835.7 million was partially offset by an increase in investment securities of $176.2 million.
Average loans decreased $835.7 million in the third quarter of 2025 compared to the same quarter of 2024. Average consumer loans decreased $588.0 million. In the fourth quarter of 2024, the Company accelerated the reduction of our non-core consumer loan portfolio through sales. In December 2024, we sold our LendingPoint portfolio and committed to a plan to sell the majority of our GreenSky consumer loan portfolio, transferring these loans to held for sale. In the third quarter of 2024, the average balances of the LendingPoint and GreenSky portfolios were $92.0 million and $504.6 million, respectively. Average equipment finance loan and lease balances decreased $192.7 million to $675.5 million as the Company continued to reduce its concentration of this product within the overall loan portfolio.
For the nine months ended September 30, 2025, interest income, on a tax-equivalent basis, decreased $25.8 million to $296.5 million as compared to the same period in 2024, primarily due to a decline in earning assets. The yield on earning assets decreased seven basis points to 5.99% from 6.06%.
Average earning assets decreased to $6.62 billion in the first nine months of 2025 from $7.10 billion in the same period in 2024. Average loans decreased $860.9 million. This decrease was partially offset by increases in investment securities and loans held for sale of $255.9 million and $120.4 million, respectively.
Average loans decreased $860.9 million in the first three quarters of 2025 compared to the same period of 2024. Average consumer loans decreased $678.9 million due to the sale of our non-core consumer loan portfolios. Average equipment finance loan and lease balances decreased $189.6 million to $730.3 million.
Average loans held for sale for the first three quarters of 2025 primarily reflected the GreenSky consumer loans which were transferred to held for sale in December 2024. The Company completed the sale of this portfolio in April 2025.
Interest Expense. Interest expense decreased $12.5 million to $37.4 million for the three months ended September 30, 2025 from the comparable period in 2024. The cost of interest-bearing liabilities decreased to 2.84% for the third quarter of 2025, compared to 3.45% for the third quarter of 2024, due to the decrease in deposit costs as a result of the rate decreases announced by the Federal Reserve in late 2024.
Interest expense on deposits decreased $11.8 million to $30.2 million for the three months ended September 30, 2025 from the comparable period in 2024. The decrease was primarily due to a decrease in rates paid on deposits. Average balances of interest-bearing deposit accounts decreased $488.2 million, or 9.5%, to $4.64 billion for the three months ended September 30, 2025 compared to the same period one year earlier. Servicing deposits decreased $286.7 million to $498.9 million due to the loss of a customer in July 2025. In addition, brokered time deposits decreased $117.7 million.
For the nine month period ended September 30, 2025, interest expense decreased $26.2 million to $117.7 million compared to the nine months ended September 30, 2024. The cost of interest-bearing liabilities decreased to 2.92% for the first nine months of 2025 compared to 3.34% for the same period of 2024. Interest expense on deposits decreased to $97.1 million from $120.7 million for the comparable period in 2024, primarily due to decreases in interest rates on deposits.
Interest expense on FHLB advances and other borrowings decreased $2.6 million for the nine months ended September 30, 2025, from the comparable period in 2024. Average balances decreased $64.0 million for the nine months ended September 30, 2025, from the comparable period in 2024 as the reduction in earning assets allowed the Company to reduce its reliance on this higher-costing funding source.
Provision for Credit Losses. The Company's provision for credit losses on loans totaled $20.5 million for the three months ended September 30, 2025, compared to $17.9 million for the three months ended September 30, 2024. In addition, the Company recognized $0.5 million recapture of credit losses related to unfunded commitments in the third quarter of 2025. For the nine months ended September 30, 2025, the provision for credit losses was $48.2 million compared to $46.1 million for the nine months ended September 30, 2024.

The provision for credit losses on loans recognized during the three and nine months ended September 30, 2025 was made at a level deemed necessary by Management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by Management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2025	2024		2025	2024
Noninterest income:
Wealth management revenue	$8,018	$7,104	$914	$22,747	$21,037	$1,710
Service charges on deposit accounts	3,598	3,411	187	10,254	9,648	606
Interchange revenue	3,445	3,506	(61)	10,059	10,427	(368)
Residential mortgage banking revenue	735	697	38	2,167	1,781	386
Income on company-owned life insurance	2,102	1,982	120	6,504	5,708	796
Loss on sales of investment securities, net	14	(44)	58	14	(196)	210
Credit enhancement income	(242)	14,206	(14,448)	3,028	45,188	(42,160)
Other income	2,346	2,683	(337)	6,540	9,777	(3,237)
Total noninterest income	$20,016	$33,545	$(13,529)	$61,313	$103,370	$(42,057)
Wealth management revenue. Wealth management revenue increased $0.9 million and $1.7 million for the three and nine months ended September 30, 2025 respectively, as compared to the same periods in 2024. Assets under administration increased to $4.36 billion at September 30, 2025 from $4.27 billion at September 30, 2024.
Income on company-owned life insurance. Income on company-owned life insurance increased $0.8 million for the nine months ended September 30, 2025, as compared to the same period in 2024 due in part to death benefits of $0.3 million received in the first quarter of 2025.
Credit enhancement income. The Company is party to third-party loan origination programs. As part of these programs, the third-party providers offer various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. Credit enhancement income declined $14.4 million and $42.2 million for the three and nine months ended September 30, 2025 compared to the same periods of 2024 as a result of loan payoffs and a cessation in loans originated through the LendingPoint and GreenSky programs. The Company is currently operating only one such program due to the sale of the LendingPoint portfolio and GreenSky portfolio, in the fourth quarter of 2024 and the second quarter of 2025, respectively.
Other noninterest income. Other income decreased $3.2 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The Company recognized incremental servicing revenues related to the GreenSky portfolio of $0.3 million in the first quarter of 2025 compared to $3.7 million in the same period of 2024.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2025	2024		2025	2024
Noninterest expense:
Salaries and employee benefits	$26,393	$24,382	$2,011	$78,494	$71,356	$7,138
Occupancy and equipment	4,206	4,393	(187)	12,870	12,499	371
Data processing	7,186	6,955	231	21,140	20,882	258
FDIC insurance	1,512	1,402	110	4,397	3,895	502
Professional services	2,017	1,744	273	7,550	6,242	1,308
Marketing	1,460	967	493	3,536	2,445	1,091
Communications	298	359	(61)	961	1,037	(76)
Loan expense	1,721	1,935	(214)	5,046	4,416	630
Loan servicing fees	1,274	3,031	(1,757)	3,410	10,077	(6,667)
Impairment on goodwill	—	—	—	153,977	—	153,977
Amortization of intangible assets	743	951	(208)	2,481	3,056	(575)
Other expense	3,004	3,645	(641)	8,949	13,251	(4,302)
Total noninterest expense	$49,814	$49,764	$50	$302,811	$149,156	$153,655
    Salaries and employee benefits. For the three months ended September 30, 2025, salaries and employee benefits expense increased $2.0 million, as compared to the same period in 2024, primarily due to annual salary increases, severance expense of $0.8 million, and increased variable compensation expense, including commissions and annual bonuses. Severance expense accounts for $2.9 million of the $7.1 million increase in salaries and employee benefits expense for the nine months ended September 30, 2025, compared to the same period of 2024. The Company employed 869 employees at September 30, 2025 compared to 907 employees at September 30, 2024.
Professional services expense. The $0.3 million and $1.3 million increases in professional services expense for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, were primarily the result of increased audit and consulting fees related to the evaluation of the accounting and reporting of the Company's third-party lending and servicing programs.
Marketing expense. The $0.4 million and $1.0 million increases in marketing expense for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, were primarily the result of increased brand marketing and program expenses related to the acquisition of deposit accounts.
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
Other expense. Total noninterest expense decreased $4.3 million in the nine months ended September 30, 2025, as compared to the same period of 2024, as the 2024 period included expenses of $4.1 million related to OREO impairment, OREO property taxes, and various legal actions.
Income Tax Expense. The Company's effective tax rates were 33.2% and 18.2% for the three nine months ended September 30, 2025 and 2024, respectively. The Company recognized a $1.3 million return to provision adjustment in the third quarter of 2025. The effective tax rates were 23.1% and 19.8% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate calculation for the nine months ended September 30, 2025, also excludes the goodwill impairment charge of $154.0 million, as this item is not deductible for tax purposes.
Financial Condition
Assets. Total assets were $6.91 billion at September 30, 2025, as compared to $7.51 billion at December 31, 2024.

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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$427,066	16.4%	$547,016	18.9%
Skilled Nursing	229,292	8.8	400,902	13.8
Retail	448,621	17.3	460,283	15.9
Industrial/Warehouse	252,895	9.7	235,674	8.2
Hotel/Motel	274,196	10.6	228,764	7.9
Office	134,813	5.2	146,295	5.1
All other	829,851	32.0	872,572	30.2
Total commercial real estate and construction and land development loans	$2,596,734	100.0%	$2,891,506	100.0%
Loans secured by office space totaled $134.8 million and $146.3 million at September 30, 2025 and December 31, 2024, respectively, primarily located in suburban locations in Illinois and Missouri.
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
Lease financing. Our equipment leasing business provided financing leases to varying types of businesses nationwide for purchases of business equipment and software. The financing is secured by a first priority interest in the financed asset and generally requires monthly payments.

The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	1,476,533	30.3	1,359,820	26.3
Commercial real estate	2,336,661	48.0	2,591,664	50.1
Construction and land development	260,073	5.3	299,842	5.8
Residential real estate	353,475	7.3	380,557	7.4
Consumer	129,862	2.7	144,301	2.8
Lease financing	310,983	6.4	$391,390	7.6
Total loans, gross	4,867,587	100.0%	5,167,574	100.0%
Allowance for credit losses on loans	(100,886)		(111,204)
Total loans, net	$4,766,701		$5,056,370
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
•Equipment finance portfolio includes loans and leases originated to varying types of businesses throughout the United States for purchases of business equipment and software. As previously disclosed, management has determined to reduce the overall size of the Company's equipment finance portfolio following elevated charge-offs in the portfolio during 2024, and the Company ceased originating new equipment fiance leases effective September 30, 2025..
•Non-core and other includes our third-party origination and servicing programs, and capital market credits, including loans to finance the sale of the GreenSky portfolio.

The following tables present our outstanding loans by business sector at September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$686,945	$210,116	$326,860	$252,612	$1,476,533
Commercial real estate	1,968,519	368,142	—	—	2,336,661
Construction and land development	196,164	63,909	—	—	260,073
Residential real estate	346,911	—	—	6,564	353,475
Consumer	70,313	—	—	59,549	129,862
Lease financing	—	—	310,983	—	310,983
Total	$3,268,852	$642,167	$637,843	$318,725	$4,867,587

	December 31, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$587,785	$269,620	$416,969	$85,446	$1,359,820
Commercial real estate	1,950,498	641,166	—	—	2,591,664
Construction and land development	184,185	115,657	—	—	299,842
Residential real estate	374,062	—	—	6,495	380,557
Consumer	81,380	—	—	62,921	144,301
Lease financing	—	—	391,390	—	391,390
Total	$3,177,910	$1,026,443	$808,359	$154,862	$5,167,574
Total loans decreased $300.0 million, or 5.8%, to $4.87 billion at September 30, 2025, as compared to December 31, 2024. Community bank portfolio increased $90.9 million, or 2.9%, during the first nine months of 2025. This growth partially offset the strategic declines in the Specialty finance and Equipment finance portfolios of $384.3 million and $170.5 million, respectively. The increase in our Non-core and other business sector is the due to the financing we provided related to the sale of the GreenSky portfolio.
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2025:

	September 30, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$53,927	$472,775	$465,341	$93,734	$257,693	$90,787	$—	$42,276	$1,476,533
Commercial real estate	350,053	160,132	1,002,403	305,455	239,332	257,801	5,396	16,089	2,336,661
Construction and land development	34,287	96,316	13,041	54,140	1,581	59,433	—	1,275	260,073
Total commercial loans	438,267	729,223	1,480,785	453,329	498,606	408,021	5,396	59,640	4,073,267
Residential real estate	4,541	2,640	7,591	18,659	18,799	36,706	176,869	87,670	353,475
Consumer	4,789	783	92,648	—	29,150	2,492	—	—	129,862
Lease financing	20,891	—	240,851	—	49,241	—	—	—	310,983
Total loans	$468,488	$732,646	$1,821,875	$471,988	$595,796	$447,219	$182,265	$147,310	$4,867,587
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $100.9 million, or 2.07% of total loans, at September 30, 2025, compared to $111.2 million, or 2.15% of total loans, at December 31, 2024. The following table allocates the allowance for credit losses on loans by loan category:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$39,039	2.64%	$42,776	3.15%
Commercial real estate	26,813	1.15	36,837	1.42
Construction and land development	2,570	0.99	3,550	1.18
Total commercial loans	68,422	1.68	83,163	1.96
Residential real estate	6,393	1.81	8,002	2.10
Consumer	5,026	3.87	5,400	3.74
Lease financing	21,045	6.77	14,639	3.74
Total allowance for credit losses on loans	$100,886	2.07%	$111,204	2.15%
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
In estimating expected credit losses as of September 30, 2025, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 1.6% to 2.2% over the next four quarters; (ii) the 10-year treasury rate averaging 4.3% over the next four quarters; and (iii) Illinois unemployment rate averaging 5.0% through the third quarter of 2026.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at September 30, 2025, was approximately 59 basis points of total loans, decreasing slightly from 62 basis points at December 31, 2024.
The allowance allocated to commercial loans totaled $39.0 million, or 2.64% of total commercial loans, at September 30, 2025, compared to $42.8 million, or 3.15%, at December 31, 2024. First quarter of 2025 charge-offs related to the non-core loan program of $11.1 million resulted in a significant decrease in the allowance allocated to commercial loans. Excluding these charge-offs, modeled expected credit losses increased $6.5 million. Qualitative factor adjustments and specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $0.5 million and $0.4 million, respectively.
The allowance allocated to commercial real estate loans totaled $26.8 million, or 1.15% of total commercial real estate loans, at September 30, 2025, decreasing $10.0 million, from $36.8 million, or 1.42% of total commercial real estate loans, at December 31, 2024. Outstanding loan balances decreased $255.0 million, or 9.8%, during the first nine months of 2025. Specific allocations for loans that were individually evaluated decreased $10.4 million as three relationships totaling $10.9 million were charged-off in the second quarter of 2025. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $2.6 million, or 0.99% of total construction and land development loans, at September 30, 2025, decreasing $1.0 million, from $3.6 million, or 1.18% of total constructions loans, at December 31, 2024. Modeled expected credit losses decreased $0.1 million and qualitative factor adjustments related to construction loans decreased $0.9 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at September 30, 2025 or December 31, 2024.

The allowance allocated to residential real estate loans totaled $6.4 million, or 1.81% of total residential real estate loans, at September 30, 2025, decreasing $1.6 million, from $8.0 million, or 2.10% of total residential real estate loans, at December 31, 2024. Modeled expected credit losses and qualitative factor adjustments decreased $1.1 million and $0.6 million, respectively. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at September 30, 2025, or December 31, 2024.
The allowance allocated to consumer loans totaled $5.0 million, or 3.87% of total consumer loans, at September 30, 2025, compared to $5.4 million, or 3.74%, at December 31, 2024. Qualitative factor adjustments increased $1.7 million and specific allocation reserves decreased $2.0 million.
The allowance allocated to the lease portfolio totaled $21.0 million, or 6.77% of total commercial leases, at September 30, 2025, increasing $6.4 million, from $14.6 million, or 3.74% of total commercial leases at December 31, 2024. Modeled expected credit losses increased $6.1 million as recent charge-off activity led to an increase in loss given default factors in the model. Qualitative factor adjustments increased $0.5 million.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$92,690	$155,442	$111,204	$159,319
Charge-offs:
Commercial	4,301	2,492	23,762	11,191
Commercial real estate	3,798	32	26,974	728
Construction and land development	2,901	—	2,901	—
Residential real estate	54	159	126	194
Consumer	897	17,316	2,234	39,411
Lease financing	4,088	2,979	11,422	6,728
Total charge-offs	16,039	22,978	67,419	58,252
Recoveries:
Commercial	1,320	484	2,829	753
Commercial real estate	494	1	1,133	2,241
Construction and land development	1,122	2	2,152	3
Residential real estate	54	62	162	130
Consumer	103	44	508	194
Lease financing	637	83	1,593	328
Total recoveries	3,730	676	8,377	3,649
Net charge-offs	12,309	22,302	59,042	54,603
Provision for credit losses on loans	20,505	17,926	48,724	46,350
Balance, end of period	$100,886	$151,066	$100,886	$151,066
Gross loans, end of period	$4,867,587	$5,728,237	$4,867,587	$5,728,237
Average total loans	$4,947,675	$5,783,408	$5,042,365	$5,903,216
Net charge-offs to average loans	0.99%	1.53%	1.57%	1.24%
Allowance for credit losses to total loans	2.07%	2.65%	2.07%	2.65%
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

The following tables present charge-offs by business sector for the three months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$40	$—	$2,604	$1,657	$4,301
Commercial real estate	2,001	1,797	—	—	3,798
Construction and land development	37	2,864	—	—	2,901
Residential real estate	54	—	—	—	54
Consumer	278	—	—	619	897
Lease financing	—	—	4,088	—	4,088
Total	$2,410	$4,661	$6,692	$2,276	$16,039

	Three months ended September 30, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$42	$9	$2,441	$—	$2,492
Commercial real estate	32	—	—	—	32
Construction and land development	—	—	—	—	—
Residential real estate	159	—	—	—	159
Consumer	226	—	—	17,090	17,316
Lease financing	—	—	2,979	—	2,979
Total	$459	$9	$5,420	$17,090	$22,978
Charge-offs in the third quarter of 2025 were $16.0 million compared to $23.0 million in the third quarter of 2024. The Community bank commercial real estate charge-offs in the third quarter of 2025 were related to two separate relationships, and charge-offs within the Specialty finance sector were primarily related to three relationships. Our Equipment finance business saw charge-offs increase $1.3 million in the third quarter of 2025 compared to the same period one year prior, due primarily to continued weakness within the trucking sector.

The following tables present charge-offs by business sector for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$123	$152	$6,065	$17,422	$23,762
Commercial real estate	11,366	15,608	—	—	26,974
Construction and land development	37	2,864	—	—	2,901
Residential real estate	126	—	—	—	126
Consumer	638	—	—	1,596	2,234
Lease financing	—	—	11,422	—	11,422
Total	$12,290	$18,624	$17,487	$19,018	$67,419

	Nine months ended September 30, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$1,441	$30	$6,398	$3,322	$11,191
Commercial real estate	728	—	—	—	728
Construction and land development	—	—	—	—	—
Residential real estate	194	—	—	—	194
Consumer	662	—	—	38,749	39,411
Lease financing	—	—	6,728	—	6,728
Total	$3,025	$30	$13,126	$42,071	$58,252

Charge-offs in the nine months ended September 30, 2025 were $67.4 million compared to $58.3 million in the same period one year prior. Community bank commercial real estate charge-offs were related to six separate relationships, with one being partially specifically reserved for in a prior period. Charge-offs within the Specialty finance sector were primarily related to five relationships, two of which were specifically reserved for in 2024. Our Equipment finance business saw charge-offs increase $4.4 million in the nine months ended September 30, 2025 compared to the same period last year. The non-core sector saw charge-offs decrease $23.1 million in the nine months ended September 30, 2025 compared to the same period last year primarily due to the sales of the LendingPoint and GreenSky portfolios in the fourth quarter of 2024 and first quarter of 2025, respectively.

Nonperforming Loans. The following table presents the change in our nonperforming loans for the nine months ended September 30, 2025:

(dollars in thousands)	Nine months ended September 30, 2025
Balance, beginning of period	$150,907
New nonperforming loans	34,034
Return to performing status	(3,120)
Payments received	(32,460)
Transfer to OREO and other repossessed assets	(12)
Transfer to loans held for sale	(29,400)
Charge-offs	(51,246)
Balance, end of period	$68,703
Nonperforming loans were $68.7 million, or 1.41% of total loans, at September 30, 2025, compared to $150.9 million, or 2.92% of total loans at December 31, 2024. The Company continues to prioritize improving its credit quality by tightening its loan underwriting standards and pursuing opportunities to resolve nonperforming loans.

The following table sets forth our nonperforming assets by asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balance of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonperforming loans:
Commercial	$18,779	$23,960
Commercial real estate	33,347	106,919
Construction and land development	5,534	8,438
Residential real estate	3,619	3,438
Consumer	60	20
Lease financing	7,364	8,132
Total nonperforming loans	68,703	150,907
Other real estate owned and other repossessed assets	1,666	6,502
Nonperforming assets	$70,369	$157,409
Nonperforming loans to total loans	1.41%	2.92%
Nonperforming assets to total assets	1.02%	2.10%
Allowance for credit losses to nonperforming loans	146.84%	73.69%
There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.5 million and $9.3 million for the three and nine months ended September 30, 2025, respectively, and $2.7 million and $6.3 million for the three and nine months ended September 30, 2024, respectively.

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
The following table sets forth the book value and percentage of each category of investment securities at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$15,123	1.2%	$20,141	1.7%
Mortgage-backed securities - agency	1,048,803	76.0	847,056	70.1
Mortgage-backed securities - non-agency	93,860	6.8	101,012	8.4
Asset-backed student loans	43,258	3.1	49,973	4.1
State and municipal securities	73,290	5.3	69,061	5.7
Collateralized loan obligations	47,845	3.5	40,450	3.4
Corporate securities	56,728	4.1	79,881	6.6
Total investment securities, available for sale, at fair value	$1,378,907	100.0%	$1,207,574	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2025.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	8,979	0.7	1.11
Maturing in five to ten years	4,979	0.4	5.06
Maturing after ten years	1,165	0.1	5.88
Total U.S. government sponsored entities and U.S. agency securities	$15,123	1.2%	2.78%

Mortgage-backed securities - agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	33,281	2.4	1.96
Maturing in five to ten years	13,426	1.0	3.81
Maturing after ten years	1,002,096	72.6	4.51
Total mortgage-backed securities - agency	$1,048,803	76.0%	4.42%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	5,059	0.4	7.67
Maturing in five to ten years	7,634	0.6	4.99
Maturing after ten years	81,167	5.8	4.85
Total mortgage-backed securities - non-agency	$93,860	6.8%	5.02%
Asset-backed student loans:
Maturing within one year	$3,617	0.3%	5.14%
Maturing in one to five years	—	—	—
Maturing in five to ten years	1,044	0.1	5.24
Maturing after ten years	38,597	2.7	5.15
Total asset-backed student loans	$43,258	3.1%	5.15%

State and municipal securities (1):
Maturing within one year	$700	0.1%	1.59%
Maturing in one to five years	9,506	0.7	2.52
Maturing in five to ten years	25,217	1.7	2.34
Maturing after ten years	37,867	2.8	4.88
Total state and municipal securities	$73,290	5.3%	3.67%

Collateralized loan obligations:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	13,823	1.0	5.99
Maturing after ten years	34,022	2.5	4.59
Total collateralized loan obligations	$47,845	3.5%	4.99%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	17,465	1.3	6.26
Maturing in five to ten years	39,263	2.8	3.47
Maturing after ten years	—	—	—
Total corporate securities	$56,728	4.1%	4.33%
Total investment securities, available for sale	$1,378,907	100.0%	4.44%

(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.
The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at September 30, 2025.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$16,131	$15,123	$—	$15,123	$—	$—	$—	$—
Mortgage-backed securities - agency	1,123,132	1,048,803	—	1,048,803	—	—	—	—
Mortgage-backed securities - non-agency	94,974	93,860	88,801	—	—	—	—	5,059
Asset-backed student loans	43,341	43,258	1,888	34,544	6,826	—	—	—
State and municipal securities	77,574	73,290	9,720	60,425	335	—	—	2,810
Collateralized loan obligations	47,809	47,845	37,895	9,950	—	—	—	—
Corporate securities	59,795	56,728	—	—	14,540	39,763	—	2,425
Total investment securities, available for sale	$1,462,756	$1,378,907	$138,304	$1,168,845	$21,701	$39,763	$—	$10,294
Loans Held for Sale. Loans held for sale totaled $7.5 million at September 30, 2025, comprised entirely of residential real estate loans. Loans held for sale totaled $344.9 million at December 31, 2024, comprised of $336.7 million of consumer loans and $8.2 million of residential real estate loans. At December 31, 2024, we committed to a plan to sell our GreenSky consumer loan portfolio and transferred these loans to held for sale. The sale was completed in the second quarter of 2025.
Credit enhancement asset. The Company has recognized derivative instruments associated with agreements entered into with third-party providers that support loan programs for which the Company originates and holds loans on its balance sheet. These third-party agreements include contractual credit enhancements that transfer certain risks and benefits to or from the Company, resulting in recognition of a derivative. The value of these derivatives consists primarily of two components: (1) the credit loss reimbursement value, representing the present value of expected future payments from the third party for loan losses, and (2) the interest yield guarantee value, representing the present value of cash flows the Company expects to receive to ensure a minimum yield (e.g., Prime + 2%) on the portfolio when actual borrower payments fall short. Under certain programs, additional features such as reimbursement for waived promotional interest are also included in the derivative valuation. At September 30, 2025, the Company had only one such agreement in place.
The fair value of these derivative instruments was $5.7 million and $16.8 million as of September 30, 2025 and December 31, 2024, respectively. The decrease in the asset value is primarily due to loan charge-offs of $11.1 million that were recognized on the third-party loan origination program in the first quarter of 2025. These charge-offs were fully recovered from the third-party partner, as required by the credit enhancements offered through the program agreement.
Liabilities. At September 30, 2025, liabilities totaled $6.33 billion compared to $6.80 billion at December 31, 2024.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $592.4 million to $5.60 billion at September 30, 2025, as compared to December 31, 2024. Decreases in interest-bearing checking account and time deposit account balance of $381.8 million and $217.9 million, respectively, during this period, were partially offset by increases in noninterest-bearing demand, money market account and savings account balances. Brokered time deposit account balances decreased to $59.8 million at September 30, 2025 from $259.5 million at December 31, 2024, accounting for the decrease in time deposit account balances.

(dollars in thousands)	September 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,015,930	18.1%	$1,055,564	17.0%
Interest-bearing:
Checking	1,996,501	35.6	2,378,256	38.4
Money market	1,240,885	22.2	1,173,630	18.9
Savings	486,953	8.7	507,305	8.2
Time	864,556	15.4	1,082,488	17.5
Total deposits	$5,604,825	100.0%	$6,197,243	100.0%
The following table sets forth the maturity of uninsured time deposits as of September 30, 2025:

(dollars in thousands)	Amount
Three months or less	$42,042
Three to six months	9,927
Six to 12 months	18,285
After 12 months	9,134
Total	$79,388

Subordinated Debt. Subordinated debt totaled $27.0 million and $77.7 million as of September 30, 2025 and December 31, 2024, respectively. On September 30, 2025, the Company redeemed the outstanding Fixed-to-Floating Rate Subordinated Notes due September 30, 2029, having an aggregate principal amount of $50.8 million. The interest rate on the subordinated notes was 7.91%, equating to approximately $4.0 million of annual interest expense.
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
Shareholders’ equity decreased $126.8 million to $584.0 million at September 30, 2025, as compared to December 31, 2024. The change in shareholders’ equity was the result of the net loss of $121.4 million, dividends to common shareholders of $20.6 million, dividends to preferred shareholders of $6.7 million, and decrease in accumulated other comprehensive losses of $19.0 million.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $17.7 million and $15.0 million at September 30, 2025 and December 31, 2024, respectively, were pledged for securities sold under agreements to repurchase.

The table below presents our sources of liquidity as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$166,147	$114,766
Unpledged securities	791,263	672,399
FHLB committed liquidity	1,048,227	1,290,246
FRB discount window availability	388,336	538,835
Total Estimated Liquidity	$2,393,973	$2,616,246

Conditional Funding Based on Market Conditions
Additional credit facility	$274,000	$360,000
Brokered CDs (additional capacity)	500,000	350,000
ICS One Way Buy (additional capacity)	500,000	—
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2025, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At September 30, 2025, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well-capitalized. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at September 30, 2025:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	14.29%	10.50%	N/A
Midland States Bank	13.34	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	12.54	8.50	N/A
Midland States Bank	12.08	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.37	7.00	N/A
Midland States Bank	12.08	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.93	4.00	N/A
Midland States Bank	9.57	4.00	5.00
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

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2025:
Dollar change	$124	$(745)	$1,204	$1,789
Percent change	0.1%	(0.3)%	0.5%	0.8%
December 31, 2024:
Dollar change	$2,395	$1,395	$(2,727)	$(5,596)
Percent change	1.1%	0.6%	(1.2)%	(2.5)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at September 30, 2025.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at September 30, 2025 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2024. Throughout the course of 2025, the Bank has been holding to its non-maturity beta assumptions and lowering rates along with the industry overall. Coupled with market expectations, the Bank continued its strategy of layering on protection to lower short-term rates through deposit pricing, securities purchase selection and hedging. These aspects are reflective of the Bank becoming more biased to lower rates year over year.
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
Notwithstanding the material weaknesses that have not been fully remediated, the Company's Management, including the Chief Executive Officer and our Chief Financial Officer, has concluded that the consolidated financial statements, included in this Form 10-Q, as of and for the three and nine months ended September 30, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - 31, 2025	102	$18.73	—	$—
August 1 - 31, 2025	3,480	17.25	—	—
September 1 - 30, 2025	—	—	—	—
Total	3,582	$17.29	—	$—
(1)Represents shares of the Company’s common stock repurchased under the employee stock purchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2025 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: November 6, 2025	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/	Eric T. Lemke
Eric T. Lemke
Chief Financial Officer
(Principal Financial Officer)