Form 10-K
period 2025-12-31
Midland States Bancorp, Inc.
filed 2026-03-02
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2025 was $466,599,960 (based on the closing price on the Nasdaq Global Select Market on that date of $22.65).
As of February 13, 2026, the Registrant had 20,989,589 shares of outstanding common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for our Annual Meeting of Shareholders, to be filed within 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K to the extent indicated in such part.

MIDLAND STATES BANCORP, INC.
2025 ANNUAL REPORT ON FORM 10-K

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
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance;
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
•effects on the U.S. economy resulting from the implementation of policies proposed by the presidential administration, including tariffs, deportations and changes in banking regulation;
•risks related to potential acquisitions, including our ability to receive required regulatory approvals, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;
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
PART I
ITEM 1 – BUSINESS
Our Company
Midland States Bancorp, Inc., an Illinois corporation formed in 1988, is a diversified financial holding company headquartered in Effingham, Illinois. Our banking subsidiary, Midland States Bank, an Illinois state-chartered bank formed in 1881, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, merchant credit card services, trust and investment management, insurance and financial planning services. As of December 31, 2025, the Company had total assets of $6.51 billion, and our wealth management group had assets under administration of approximately $4.48 billion.
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
Our Principal Businesses
Community Banking. Our community banking business primarily consists of commercial and retail lending and deposit taking. We deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities within our market areas, which include Illinois and the St. Louis metropolitan area, where we operated 53 full-service banking offices as of December 31, 2025.
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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at December 31, 2025 and 2024:

	December 31,
	2025		2024
(dollars in thousands)	Balance	%	Balance	%
Multi-Family	$430,397	16.4%	$547,016	18.9%
Retail	459,225	17.5	400,902	13.8
Skilled Nursing	193,572	7.4	460,283	15.9
Industrial/Warehouse	275,922	10.5	235,674	8.2
Hotel/Motel	290,137	11.0	228,764	7.9
Office	140,076	5.3	146,295	5.1
All other	839,475	31.9	872,572	30.2
Total commercial real estate and construction and land development loans	$2,628,804	100.0%	$2,891,506	100.0%
Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary residences. We also offer home equity lines of credit, consisting of loans secured by first or second mortgages primarily on owner occupied primary residences.
Consumer Installment Loans. We provide consumer installment loans for the purchase of automobiles, boats and other recreational vehicles, as well as for the purchase of major appliances and other home improvement projects. Our major appliance and other home improvement lending is originated principally through national and regional retailers and other vendors of these products and services. We have historically originated these loans through GreenSky and LendingPoint. In 2023, the Company ceased originating consumer loans through both GreenSky and LendingPoint. During the fourth quarter of 2024, we sold our LendingPoint portfolio of $87.1 million. During the second quarter of 2025, we sold participation interests in $317.5 million of our GreenSky consumer loan portfolio, while retaining the remaining $53.6 million of the portfolio.
Deposit Taking. We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. We also offer sweep accounts to our business and municipal customers. Sweep accounts are guaranteed through repurchase agreements. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise.
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

Competition
We compete in a number of areas, including commercial and retail banking, residential mortgages, and wealth management. These industries are highly competitive, and the Bank and its subsidiaries face strong direct competition for deposits, loans, wealth management, and other financial-related services. We compete primarily with other community banks, thrifts and credit unions. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, private credit funds, brokerage firms, mortgage banking companies, business finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from so-called "online businesses" with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships set us apart from our competitors.
The following table reflects information on the markets we currently serve, as of June 30, 2025, the most recent date for which such information was publicly available:

(dollars in thousands)		June 30, 2025		December 31, 2025
County	State	Deposits	Market Share	# of Banking Offices
Effingham	IL	$933,453	35.57%	1
St. Charles	MO	847,198	8.51	2
Winnebago	IL	936,159	11.85	7
Kankakee	IL	855,634	32.56	8
La Salle	IL	320,518	8.06	4
Will	IL	282,722	1.23	4
St. Louis	MO	272,529	0.59	6
Lee	IL	210,444	25.21	1
Boone	IL	217,991	27.25	2
Whiteside	IL	187,124	9.64	2
Bureau	IL	163,071	13.58	1
Kendall	IL	131,099	4.54	2
Grundy	IL	104,298	6.08	1
Monroe	IL	91,220	7.71	2
Marion	IL	86,191	8.15	1
Champaign	IL	57,325	0.83	1
St. Clair	IL	48,769	0.84	1
Fayette	IL	52,580	8.61	2
Jefferson	MO	45,102	1.13	1
Franklin	MO	31,616	0.83	1
Bond	IL	26,999	6.08	1
Saint Louis (City)	MO	29,820	0.06	1
Livingston	IL	23,206	1.66	1
Human Capital Resources
At December 31, 2025, we had 861 employees, including 22 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain skilled employees is a key to our success. Accordingly, we strive to offer competitive compensation and benefits and regularly monitor market practices across our footprint.
We are focused on building the skills and capabilities required to operate efficiently and adapt to an evolving banking environment. Through Midland University, all employees have access to required regulatory training as well as skill-based education aligned with our strategic priorities. This includes development in areas such as generative artificial intelligence, robotic process automation, process improvement, and data-informed decision-making.

In addition to technical skills, we emphasize professional capabilities that support execution and change, including adaptability, growth mindset, collaboration, and change management. Leadership development is further reinforced through targeted programs such as our MASTERS program—Midland’s Advanced Study for Talent Enrichment and Resource

Strengthening—which develops high-performing employees with leadership potential. Since 2016, more than 140 employees have participated in the program.

We believe our continued investment in skill development and leadership capability strengthens execution and positions the Company for long-term performance.

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
Supervision and Regulation
General
FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the DFPR, the Federal Reserve, the FDIC and federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities and anti-money laundering and sanctions laws enforced by the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.
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
In response to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Regulatory Relief Act was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. The law clarified the inapplicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.
Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations through various supervisory, regulatory and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals from prior administrations, initiatives to streamline examination and application processes and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banking organizations, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These regulatory developments may be favorable to the operations of the Company and the Bank; however, future changes in laws, regulations or supervisory priorities, and their impacts on the Company’s or the Bank’s business, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution's operations, capital levels, growth and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management performance, earnings, liquidity and overall risk profile, among other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity when the agencies determine, among other things, that such operations are unsafe or unsound, violate applicable law or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company and the Bank, and the banking industry in general.
In recent supervisory communications, rulemakings and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations, and efforts to reduce examination burden, particularly for community banks. For example, the Federal Reserve, the Bank’s primary federal regulator, has released guidance intended to streamline supervisory and examination processes, including the issuance of Matters Requiring Attention, and may propose, or join the FDIC’s and OCC’s interagency efforts regarding, rules to clarify standards for unsafe or unsound practices. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.

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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as the Bank, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and the Basel III Rule, defined and discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the Federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risks of bank assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banking organizations since 1989 were based upon international capital accords (known as the “Basel I” accords) adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations.
Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the "Basel III" accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the "Basel III Rule"). In contrast to capital requirements historically, which were in the form of guidelines, the Basel III Rule was released in the form of enforceable regulations by each of the federal banking agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” and certain qualifying banking organizations that may elect a simplified framework (which the Company has not done). Thus, the Company and the Bank are each currently subject to, and comply with, the Basel III Rule as described below.
The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts. The assignment of risk weights is likely to continue to be under review by the federal banking agencies as they seek to implement certain remaining elements of the Basel III accords. Previously, in 2023, the federal banking agencies proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”) to complete this implementation process; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency, and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal banking agency officials, it is anticipated that a revised proposal may be issued in the future. Any re-proposal of the Basel III Endgame Proposal is expected to primarily affect large, complex banking organizations.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to 2015, but it introduced the concept of Common Equity Tier 1 Capital ("CET1"), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule also limited the inclusion of minority interests, mortgage-servicing assets and deferred tax assets in capital and required deductions from CET1 in the event that such assets exceed prescribed thresholds.
The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed "adequately capitalized" as follows:
•A ratio of minimum CET1 equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4%.
In addition, banking organizations that want to make capital distributions (including for dividends and stock repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5% in CET1 in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Well Capitalized Requirements. The capital ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital at levels above these minimums and to be classified as “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. In addition, the banking agencies may require higher capital levels if warranted by the banking organization's particular operating circumstances or risk profiles. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.
Under the capital regulations of the Federal Reserve, in order to be well capitalized, a banking organization must maintain:
•A CET1 ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;

•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
Under the Basel III Rule, a banking organization may be deemed well capitalized, while not complying with the capital conservation buffer described above.
As of December 31, 2025: (i) the Bank was not subject to a directive from the Federal Reserve or the DFPR to increase its capital; and (ii) the Bank was well capitalized, as defined by Federal Reserve regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. The Company is also in compliance with the capital conservation buffer.
Prompt Corrective Action. The concept of a banking organization being “adequately capitalized" or "well capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Community Bank Capital Simplification. Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single CBLR of between 8% and 10%. Under the final rule implementing this section of the Regulatory Relief Act, a community banking organization is eligible the CBLR framework if it has: (i) less than $10 billion in total consolidated assets; (ii) limited amounts of certain assets and off-balance sheet exposures; and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9% to 8%; however, the proposal has not yet been finalized. The Company has not currently determined to elect the CBLR, but it may elect the framework at any time.
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
Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws and state minimum-existence requirements for target banks (not exceeding five years).
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the outstanding class of the voting shares of any nonbanking entity and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for acquisitions by the Company may be required from other agencies, such as the agencies that regulate such nonbank companies.
Financial Holding Company Election. Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In 2006, the Company elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well capitalized, well managed and the Bank must maintain at least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company or a bank subsidiary is not well capitalized or well managed, the company has a period of time in which to achieve compliance once again, but during the period of noncompliance, the Federal Reserve may place any limitations on the company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements under the Basel III Rule. For a discussion of capital requirements, see “The Role of Capital” above.
Dividend Payments. The Company’s ability to pay dividends to the Company’s shareholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the limitations of the Illinois Business Corporations Act, as amended, which allows us to pay dividends unless, after such dividend, (i) the Company would be insolvent; or (ii) the Company’s net assets would be less than zero or less than the maximum amount payable at the time of distribution to shareholders having preferential rights in liquidation if it were then to be liquidated.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “The Role of Capital” above.
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

Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorized the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act - including a proposal issued most recently in May 2024, which was subsequently withdrawn - no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies' recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans; (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization's board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations, like the Company, are expected to implement less extensive and less formalized systems pursuant to the guidance.
Supervision and Regulation of the Bank
General. The Bank is an Illinois-chartered bank that is a member of the Federal Reserve System (a "member bank"). The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, its chartering authority, and, the Federal Reserve, as the primary federal regulator of state member banks, and the FDIC, as administrator of the DIF.
Deposit Insurance Assessments. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.
For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline; and no adjustments to the base assessment rates are currently projected.
In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank attributable to the systemic risk exception to the DIF was approximately $16.7 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more. The FDIC has been collecting the special assessment over eight quarters, at a quarterly rate of 3.36 basis points for the initial seven quarters of the collection period (ending on December 30, 2025) and at a quarterly rate of 2.97 basis points for the eighth and final collection period. The quarterly special assessment rate is applied to the special assessment base equal to an FDIC-insured-institution's estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Bank was technically subject to the FDIC special assessment as part of a banking organization with assets of $5 billion or more, the Bank does not have to pay this assessment.
Supervisory Assessments. All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2025, the Bank paid supervisory assessments to the DFPR totaling approximately $0.5 million.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of regulatory capital requirements applicable to the Bank, see “The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.
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
Although these rules and tests do not apply to the Bank, it continues to review its liquidity risk management policies in light of regulatory requirements and industry developments.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. The Federal Reserve Act also imposes limitations on the amount of dividends paid by state member banks, such as the Bank. Without prior approval from the Federal Reserve, a state member bank may not pay dividends in any calendar year that, in total, exceed the sum of the bank’s year-to-date net income, plus the bank’s retained income for the two preceding calendar years.
Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, and the DFPR may prohibit the payment of dividends by the Bank if any of them determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends have to maintain 2.5% in CET1 attributable to the capital conservation buffer. See “The Role of Capital” above.
State Bank Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank unless such banks meet, and continue to meet, minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
The Bank may be required to obtain approval from the DFPR and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate merger and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, the FDIC and the OCC rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications. Although the Federal Reserve has not released any updated policy statement or rules regarding its review process under the Bank Merger Act in recent years, leading Federal Reserve officials have expressed a desire for increased consistency, transparency and efficiency, where appropriate, in the review of merger and acquisition applications.

Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. The Dodd-Frank Act further permits well capitalized and well managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Affiliates and Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period of time for which collateral requirements for such transactions must be maintained.
Certain limitations and reporting requirements also apply to extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may govern the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
These safety and soundness standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an FDIC-insured institution operates in an unsafe and unsound manner, its primary federal agency may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect may result in a formal agency order directing the institution to cure the deficiency. Until such deficiency is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates or take other corrective action as deemed appropriate. Noncompliance with safety and soundness principles also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
The federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of FDIC-insured institutions. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes. Although effective risk management, internal controls and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution's financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the banking agencies continue to evaluate a broad spectrum of risks, including, but not limited to, credit, market, liquidity, operational and legal risks - emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risks from consideration, citing concerns about its use in restricting banking services to certain industries or groups. The key risk themes identified by the Bank for 2025 are discussed under Risk Factors below. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).
Privacy and Cybersecurity. The Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting non-public personal and confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of non-public customer information, and, in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations. The Bank and the Company also are subject to federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the

Bank must consider and address cybersecurity risks as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring and testing systems and overseeing the cybersecurity practices of its service providers. Regulatory guidance emphasizes that cybersecurity should be integrated into overall enterprise risk management and business continuity planning.
Federal Home Loan Bank System. The Bank is a member of a FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements. The CRA imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The Federal Reserve regularly assess the Bank’s record of meeting these credit needs through periodic CRA examinations. The Bank's CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company's financial holding company status.
In October 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995.
In 2022, the Bank, as an Illinois-chartered bank, became subject to the state-level CRA standards, following passage of the Illinois CRA. As a result, in addition to federal CRA examinations, the DFPR also assesses the Bank’s record of meeting the credit needs of its communities. Similar to the potential impact under the federal CRA regime, the Bank's CRA performance may affect applications for additional acquisitions or activities.
Anti-Money Laundering/Sanctions. The Bank Secrecy Act (BSA) is a U.S. federal statutory framework, as amended and supplemented by additional laws and implemented through regulations, which is designed to combat money laundering, the financing of terrorism and other illicit financial activity. The BSA and related anti-money laundering/countering the financing of terrorism ("AML/CFT") are intended to prevent terrorists and criminals from accessing the U.S. financial system and haves significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts or facilitate other illicit conduct. The BSA and related laws and regulations require financial institutions to establish and maintain policies and procedures for addressing: (i) customer identification and customer due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and certain currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control. Although core AML/CFT statutory requirements and regulatory expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network (FinCEN) appear to be pursuing efforts to modernize and streamline AML/CFT compliance through a more risk-based approach. These efforts include revised examination expectations, increased focus on program effectiveness, and initiatives intended to reduce unnecessary compliance burden where institutions can demonstrate strong risk governance and effective controls.
Concentrations in CRE. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to a single industry or economic segment. Concentration in CRE lending is one area of regulatory focus that has, in recent years, been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. Interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include:
(i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or
(ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not establish binding limits on CRE lending activities, but rather is intended to inform supervisory assessments of whether an institution's risk profile, earnings capacity and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in many CRE markets, increased competitive pressures, rising CRE concentrations, and an easing of CRE underwriting standards. In other statements, the federal banking agencies also have reminded FDIC-insured institutions to maintain underwriting discipline and monitor and manage the risks arising from CRE lending, including by holding capital commensurate with those risks. As of December 31, 2025, the Bank did not exceed these guidelines.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable primary federal banking agencies.
In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act significantly expanded underwriting, disclosure, and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages and ability-to-repay standards.
Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. However, more recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain broad statutory authority to administer, supervise and enforce federal consumer financial protection laws. In addition, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank must also comply with certain state consumer protection laws and requirements in the states in which it operates.

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
As of December 31, 2025, our allowance for credit losses on loans as a percentage of total loans was 1.59% and as a percentage of total nonperforming loans was 105.71%. Although management believed, as of such date, that the allowance for credit losses on loans was adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.
A significant portion of our loan portfolio is secured by real estate, the value and liquidity of which can be negatively affected by economic conditions and environmental issues.
At December 31, 2025, approximately 68.4% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rate levels and by market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects.
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
Commercial loans represented 87.5% of our total loan portfolio at December 31, 2025. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans often depend on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from their employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on even a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.
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
In addition, we have provided an aggregate of $162.3 million of financing to the two third-party buyers that purchased participation interests in consumer loans that were originated through GreenSky's consumer loan origination platform. The ability of each of these buyers to repay the obligations to us will depend significantly on the performance of the consumer loans.
Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.
Real estate construction loans comprised approximately 6.6% of our total loan portfolio as of December 31, 2025, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.
As of December 31, 2025, we had $0.6 million of other real estate owned. Our other real estate owned portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs.
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
Our success is dependent, to a large degree, upon the continued service and skills of our current executive management team, particularly Mr. Jeffrey G. Ludwig, our President and Chief Executive Officer, and Mr. Eric T. Lemke, our Chief Financial Officer.
Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. The loss of any of our key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas and the difficulty of finding qualified replacement personnel, particularly in light of the fact that we are not headquartered in a major metropolitan area. In addition, although we have non-competition agreements with each of our executive officers and with several others of our senior personnel, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators, loan officers and wealth management professionals are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.
We may be liable to purchasers of mortgage loans and mortgage servicing rights, including as a result of any breach of representations and warranties we make to the purchasers.
When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected. In addition, we have sold mortgage servicing rights to third parties pursuant to customary purchase agreements, under which we could be required to indemnify the purchasers for losses resulting from pre-closing servicing errors or breaches of our representations and warranties, which could affect our results of operations.
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
Our operations consist of offering banking and mortgage services, and we also offer trust and wealth management, and other services to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, private credit funds, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, and FinTech companies, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits, and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking, mortgage, and wealth management customers, we may be unable to continue to grow our business and our financial condition and results of operations may be adversely affected.
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
Beginning in 2022, we invested in the development of a BaaS platform that will enable us to enter into partnerships with financial technology companies through which we will provide banking services to the customers of these companies. We believe that these partnerships will contribute to loan production, deposit gathering, and fee income generation in future years. We intend to be very selective in our approach to developing BaaS partnerships to ensure that any partners that are added meet our high standards for risk management. However, we are subject to compliance and regulatory risk if partners do not follow our servicing policies, lending laws, and regulations. Our bank regulators may hold us responsible for the activities of our BaaS partners with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of BaaS partner activities. In addition, we may not find enough suitable partnerships for the BaaS platform to have a meaningful impact on our overall financial performance.
Legal, Accounting and Compliance Risks
If we fail to design, implement and maintain effective internal control over financial reporting or fail to remediate any future material weakness in our internal control over financial reporting, we may be unable to report our financial results accurately.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management previously identified certain material weaknesses in our internal control over the risk assessment process for identifying whether third-party loan origination and servicing contracts present unique accounting considerations that should be further evaluated and the financial reporting related to our accounting and financial reporting of third-party lending and servicing arrangements. As a result of these material weaknesses, our independent registered public accounting firm concluded that our internal control over financial reporting was not effective as of December 31, 2024 and December 31, 2023. In addition, we restated our consolidated financial statements as of and for the year ended December 31, 2023, and for the year ended December 31, 2022, as well as the interim quarterly periods in 2024 and 2023.

In response to the identified material weaknesses, we, under the oversight of the Audit Committee, implemented a remediation plan that included a more formal risk assessment process, enhanced internal control training, the evaluation and enhancement of control implementation policies and procedures and other remediation efforts. As a result, we have concluded the material weaknesses previously identified have been resolved at December 31, 2025. However, we cannot provide assurance that we will not identify additional material weaknesses in the future. Any failure to implement and maintain adequate internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, and could result in further restatements of financial results.

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
For example, during the first quarter of 2025, Management determined that a triggering event had occurred at our Banking reporting unit as a result of further deteriorated credit quality coupled with the trends in the Company's stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized goodwill impairment expense of $154.0 million in the first quarter of 2025. This non-cash impairment expense did not impact our regulatory capital ratios, tangible common equity ratio nor our liquidity position, and will not result in future cash expenditures. There can be no assurance that our future evaluations of our remaining existing goodwill or goodwill we may acquire in the future will not result in additional findings of impairment and related charges, which could adversely affect our business, financial condition and results of operations.

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
Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. For example, some of the services we provide, such as wealth management services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. We believe we face an elevated risk of the foregoing proceedings in connection with the matters leading us to restate our prior years' financial statements and in connection with LendingPoint's 2023 system conversion and any potential effects on certain loans, as discussed in this Annual Report on Form 10-K.

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
The federal government may cause broad economic changes as a result of implementation of policies regarding tariffs, deportations and tax regulations. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

Market and Interest Rate Risks
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings, capital ratios and growth are affected by the policies of the Federal Reserve. The Federal Reserve reduced the federal funds rate several times since late 2024 based upon improving economic conditions. These recent reductions have resulted in decreases in asset yields and funding costs. Future rate reductions of the Federal Reserve could continue to have positive effects on our business, by increasing loan demand, decreasing our costs of deposits and other sources of funding, improving the value of our securities portfolio, and increasing the earnings of our wealth management business. Lower interest rates can also positively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an impairment in future periods and result in realized losses. The process for determining potential impairment requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Our mortgage banking revenue has been and could continue to be adversely impacted by an elevated interest rate environment.
Mortgage production, especially refinancing activity, is adversely affected by high or rising interest rate environments. Though the Federal Reserve reduced the federal funds rate several times since late 2024, should interest rates remain elevated, it could adversely affect our mortgage production levels. Because we sell a substantial portion of the mortgage loans we originate, the revenue and profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. To the extent we are not able to achieve a high level of mortgage production, our revenue and profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS

None.
ITEM 1C – CYBERSECURITY
We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through intentional acts or carelessness by employees, customers and other individuals who are authorized to use them, and by criminals, who often use sophisticated and constantly evolving set of software, tools and strategies to do so. We expect the strength of these threats to continue to increase as criminals incorporate artificial intelligence tools into their strategies. The nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue, and any intrusion into our systems could result in material financial losses and operational problems. See “Operational, Strategic and Reputational Risks.”
Accordingly, we have developed an information security program and devoted resources for assessing, identifying and managing risks associated with cybersecurity threats, including:
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
Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Security Officer. Our Chief Information Security Officer has over 20 years of information technology and information security experience, and before joining our Company has held the positions of Chief Technology Officer and Director of IT and Information Security Officer at his prior places of employment.

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
ITEM 2 – PROPERTIES
Our corporate headquarters office building is located at 1201 Network Centre Drive, Effingham, Illinois 62401. We own our corporate headquarters office building, which was built in 2011 and also houses our primary operations center. We have additional operations centers located in St. Louis, Missouri and Rockford, Illinois, supporting our banking and wealth management businesses. At December 31, 2025, the Bank operated a total of 53 full-service banking centers, including 42 located in Illinois and 11 located in the St. Louis metropolitan area. Of these facilities, 43 are owned, and 10 are leased from unaffiliated third parties.
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
PART II
ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholders
As of February 13, 2026, the Company had 987 common stock shareholders of record, and the closing price of the Company’s common stock, traded on the Nasdaq under the ticker symbol MSBI, was $22.97 per share.
Stock Performance Graph
The following graph compares the Company's five year cumulative shareholder returns with the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2020 and reinvestment of all quarterly dividends. Measurement points are the last trading day of the second quarter and fourth quarter of each subsequent year through December 31, 2025. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Comparison of Total Return Since 12/31/20

$250
$200
$150
$100
$50
$0
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
6/30/25
12/31/25
Midland States Bancorp, Inc.
Nasdaq Composite
S&P U.S. Small Cap Banks

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the fourth quarter of 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2025	—	$—	—	$—
November 1 - 30, 2025	22,079	16.90	—	25,000,000
December 1 - 31, 2025	457,222	20.96	457,222	15,414,849
Total	479,301	$20.78	457,222	$15,414,849
(1)Represents shares of the Company’s common stock repurchased under the stock repurchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a new stock repurchase program on November 3, 2025, pursuant to which the Company is authorized to repurchase up to $25.0 million of its common stock through November 2, 2026. Repurchases under the program may be made from time to time on the open market, in privately negotiated transactions or in any other manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the program are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time, and any Rule 10b5-1 trading arrangement entered into by the Company may be terminated or amended, in each case without notice.

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
Overview
Midland States Bancorp, Inc. is a diversified financial holding company headquartered in Effingham, Illinois. Its wholly owned banking subsidiary, Midland States Bank, has branches across Illinois and in Missouri, and provides a full range of commercial and consumer banking products and services, merchant credit card services, trust and investment management services and insurance and financial planning services. As of December 31, 2025, we had assets of $6.51 billion, deposits of $5.42 billion and shareholders’ equity of $565.5 million.
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
Our principal lines of business include community banking and wealth management. Our community banking business primarily consists of commercial and retail lending and deposit taking. Our wealth management group provides a comprehensive suite of trust and wealth management products and services and had $4.48 billion of assets under administration as of December 31, 2025.
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
Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations and financial condition in 2025 and 2024, and may affect the comparability of financial information we report in future fiscal periods.
Sale of non-core consumer loan portfolios. During the fourth quarter of 2024, we sold our LendingPoint portfolio of $87.1 million, recognizing net charge-offs of $17.3 million on the sale. As of December 31, 2024, we also had committed to a plan to sell our GreenSky consumer loan portfolio and recognized net charge-offs of $35.0 million when these loans were transferred to held for sale. On April 9, 2025, we sold participation interests in $317.5 million of our GreenSky consumer loan portfolio, while retaining the remaining $53.6 million of the portfolio.
Sale of equipment finance portfolio. As a continuation of steps taken to address credit quality issues, including the sales of non-core loan portfolios, we sold substantially all of our equipment finance portfolio during the fourth quarter of 2025 resulting in a loss on sale of $21.4 million. As previously disclosed, we ceased originating new equipment finance loans and leases effective as of September 30, 2025. As a result of that decision, we recognized $1.0 million of severance expense in the third quarter of 2025.

Goodwill impairment. During the first quarter of 2025, we determined that a triggering event had occurred at our Banking reporting unit as a result of further deteriorated credit quality coupled with trends in our stock price. We performed a quantitative impairment test on our Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of our Banking reporting unit. As a result of the assessment, we recognized $154.0 million of goodwill impairment expense. The impairment expense did not impact our regulatory capital ratios, tangible common equity ratio or our liquidity position.
Redemption of Subordinated Notes. On September 30, 2025, we redeemed all of our outstanding Fixed-to-Floating Rate Subordinated Notes due September 30, 2029, with an interest rate of 7.91%, which had an aggregate principal amount of $50.8 million. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest.
In 2024, we redeemed $16.0 million of outstanding subordinated notes. The weighted average redemption price was 98.5% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. We recorded net gains totaling $0.2 million on these redemptions.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the years ended 2025, 2024, and 2023:

	Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Income Statement Data:
Interest income	$387,867	$426,128	$417,100
Interest expense	151,063	189,782	168,279
Net interest income	236,804	236,346	248,821
Provision for credit losses	59,849	120,332	82,560
Noninterest income	88,180	138,741	114,784
Noninterest expense	380,003	207,855	193,083
Income (loss) before income taxes	(114,868)	46,900	87,962
Income tax expense	9,413	8,856	26,807
Net income (loss)	(124,281)	38,044	61,155
Preferred dividends	8,913	8,913	8,913
Net income (loss) available to common shareholders	$(133,194)	$29,131	$52,242
Per Share Data:
Basic earnings (loss) per common share	$(6.12)	$1.32	$2.33
Diluted earnings (loss) per common share	$(6.12)	$1.32	$2.33
Performance Metrics:
Return on average assets	(1.76)%	0.49%	0.77%
Return on average shareholders' equity	(20.33)%	4.79%	7.94%
During the year ended December 31, 2025, we generated a net loss of $124.3 million, or diluted loss per common share of $6.12, compared to net income of $38.0 million, or diluted earnings per common share of $1.32, in the year ended December 31, 2024. The results in 2025 included a $21.4 million loss on the sale of substantially all of our equipment finance portfolio during the fourth quarter of 2025. Earnings for the year ended December 31, 2025 compared to the year ended December 31, 2024 included a $0.5 million increase in net interest income, a $60.5 million decrease in provision for credit losses, a $50.6 million decrease in noninterest income, a $172.1 million increase in noninterest expense (primarily as a result of $154.0 million of goodwill impairment in the first quarter of 2025) and a $0.6 million increase in income tax expense.
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
At its December 2025 meeting, the Federal Open Market Committee (FOMC) cut its benchmark interest rate by 0.25 percentage points, marking the third such reduction in 2025. Following the rate cut, the borrowing rate was in a range between 3.50%-3.75%.
The FOMC concluded its January 2026 meeting by maintaining the federal funds target range at 3.50%-3.75%. FOMC upgraded its assessment of the economy, noting that activity is expanding at a solid pace, aided by resilient consumer spending and growing business investment. The assessment further reflected the committee's view that, while job gains remain low, the labor market has improved, showing signs of stabilization, though inflation remains elevated. This suggests the Federal Reserve is shifting toward a more patient stance after three consecutive rate cuts in late 2025.
The Federal Reserve's preferred inflation gauge, the Personal Consumption Expenditure (PCE) price index, has moderated, aided by cooling services inflation. Partially offsetting that progress, goods inflation has risen, in part due to tariffs. Overall, inflation remains above the 2% target, and the pace of disinflation has slowed.
In 2024, the Federal Reserve cut its benchmark interest rate three times by a total of 1.00 percentage point, marking the first reductions in four years. These rate cuts lowered the federal funds rate into a range of 4.25% to 4.50%.
In 2025, net interest income, on a tax-equivalent basis, totaled $237.7 million with a tax-equivalent net interest margin of 3.64% compared to net interest income, on a tax-equivalent basis, of $237.2 million and a tax-equivalent net interest margin of 3.35% in 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2025, 2024 and 2023. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2025			2024			2023
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield / Rate
Interest-earning assets:
Federal funds sold and cash investments	$73,958	$3,085	4.17%	$76,675	$3,958	5.16%	$77,046	$3,922	5.09%
Investment securities:
Taxable investment securities	1,310,395	63,248	4.83	1,060,514	49,769	4.69	798,579	28,653	3.59
Investment securities exempt from federal income tax (1)	58,883	2,219	3.77	55,672	1,913	3.44	55,997	1,708	3.05
Total securities	1,369,278	65,467	4.78	1,116,186	51,682	4.63	854,576	30,361	3.55
Loans:
Loans (2)	4,902,581	310,169	6.33	5,794,141	365,892	6.31	6,238,970	378,333	6.06
Loans exempt from federal income tax (1)	46,316	2,090	4.51	46,075	1,944	4.22	53,290	2,233	4.19
Total loans	4,948,897	312,259	6.31	5,840,216	367,836	6.30	6,292,260	380,566	6.05
Loans held for sale	96,797	5,232	5.41	7,185	392	5.45	4,034	260	6.45
Nonmarketable equity securities	37,262	2,729	7.32	39,108	3,070	7.85	43,318	2,819	6.51
Total earning assets	6,526,192	388,772	5.96%	7,079,370	426,938	6.03%	7,271,234	417,928	5.75%
Noninterest-earning assets	541,093			665,308			635,490
Total assets	$7,067,285			$7,744,678			$7,906,724
Interest-bearing liabilities:
Checking and money market deposits	$3,322,844	$91,070	2.74%	$3,580,458	$118,682	3.31%	$3,738,818	$109,831	2.94%
Savings deposits	504,157	1,286	0.26	533,104	1,744	0.33	612,243	1,632	0.27
Time deposits	806,892	26,451	3.28	846,512	30,681	3.62	814,727	21,840	2.68
Brokered deposits	131,167	5,464	4.17	207,713	9,569	4.61	75,935	3,644	4.80
Total interest-bearing deposits	4,765,060	124,271	2.61	5,167,787	160,676	3.11	5,241,723	136,947	2.61
Short-term borrowings	74,743	2,807	3.76	45,251	1,960	4.33	23,406	68	0.29
FHLB advances and other borrowings	352,567	14,621	4.15	381,525	16,495	4.32	460,781	20,709	4.49
Subordinated debt	64,828	4,554	7.02	89,028	5,271	5.92	95,986	5,266	5.49
Trust preferred debentures	51,525	4,810	9.34	50,938	5,380	10.56	50,298	5,289	10.52
Total interest-bearing liabilities	5,308,723	151,063	2.85%	5,734,529	189,782	3.31%	5,872,194	168,279	2.87%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,040,227			1,106,388			1,173,873
Other noninterest-bearing liabilities	107,066			109,777			90,562
Total noninterest-bearing liabilities	1,147,293			1,216,165			1,264,435
Shareholders’ equity	611,269			793,984			770,095
Total liabilities and shareholders’ equity	$7,067,285			$7,744,678			$7,906,724
Net interest income / net interest margin (3)		$237,709	3.64%		$237,156	3.35%		$249,649	3.43%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a statutory federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Year Ended December 31, 2025 compared with Year Ended December 31, 2024			Year Ended December 31, 2024 compared with Year Ended December 31, 2023
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Earning assets:
Federal funds sold and cash investments	$(127)	$(746)	$(873)	$(19)	$55	$36
Investment securities:
Taxable investment securities	11,893	1,586	13,479	10,845	10,271	21,116
Investment securities exempt from federal income tax	116	190	306	(11)	216	205
Total securities	12,009	1,776	13,785	10,834	10,487	21,321
Loans:
Loans	(56,353)	630	(55,723)	(26,458)	14,017	(12,441)
Loans exempt from federal income tax	11	135	146	(303)	14	(289)
Total loans	(56,342)	765	(55,577)	(26,761)	14,031	(12,730)
Loans held for sale	4,867	(27)	4,840	141	(9)	132
Nonmarketable equity securities	(140)	(201)	(341)	(302)	553	251
Total earning assets	(39,733)	1,567	(38,166)	(16,107)	25,117	9,010
Interest-bearing liabilities:
Checking and money market deposits	(7,800)	(19,812)	(27,612)	(5,041)	13,892	8,851
Savings deposits	(84)	(374)	(458)	(235)	347	112
Time deposits	(1,367)	(2,863)	(4,230)	1,002	7,839	8,841
Brokered deposits	(3,358)	(747)	(4,105)	6,198	(273)	5,925
Total interest-bearing deposits	(12,609)	(23,796)	(36,405)	1,924	21,805	23,729
Short-term borrowings	1,192	(345)	847	505	1,387	1,892
FHLB advances and other borrowings	(1,226)	(648)	(1,874)	(3,494)	(720)	(4,214)
Subordinated debt	(1,566)	849	(717)	(397)	402	5
Trust preferred debentures	58	(628)	(570)	68	23	91
Total interest-bearing liabilities	(14,151)	(24,568)	(38,719)	(1,394)	22,897	21,503
Net interest income	$(25,582)	$26,135	$553	$(14,713)	$2,220	$(12,493)

Interest Income. For the year ended December 31, 2025, interest income, on a tax-equivalent basis, decreased $38.2 million to $388.8 million as compared to the same period in 2024, primarily due to a decline in earning assets. The yield on earning assets decreased seven basis points to 5.96% from 6.03%.
Average earning assets decreased to $6.53 billion in 2025 from $7.08 billion in 2024. Average loans decreased $891.3 million. This decrease was partially offset by increases in investment securities and loans held for sale of $253.1 million and $89.6 million, respectively.
Average loans decreased $891.3 million in 2025 compared to 2024. Average consumer loans decreased $633.4 million due to the sale of non-core consumer loan portfolios in 2025. During the fourth quarter of 2025, the Company sold substantially all of its equipment finance portfolio. As a result, equipment finance loan and lease average balances decreased $249.7 million to $650.0 million by the end of 2025. Proceeds from the sale of the loan portfolios were used to purchase investment securities and reduce higher-cost funding for the Company.
Average loans held for sale in 2025 primarily reflected the GreenSky consumer loans, which were transferred to held for sale in December 2024. The Company completed the sale of this portfolio in April 2025.
Interest Expense. Interest expense decreased $38.7 million to $151.1 million in 2025 compared to 2024. The cost of interest-bearing liabilities decreased to 2.85% compared to 3.31% for the prior year primarily due to decreases in interest rates on deposits. Interest expense on deposits was $124.3 million in 2025 compared to $160.7 million in 2024, as a result of the rate cuts enacted by the Federal Reserve Bank beginning in late 2024.
Average balances of interest-bearing deposit accounts decreased $402.7 million, or 7.79%, to $4.77 billion for 2025 compared to the same period one year earlier. Servicing deposits decreased $433.7 million to $665.3 million due to the loss of a customer in July 2025. In addition, brokered deposits decreased $76.5 million.
Interest expense on FHLB advances and other borrowings decreased $1.9 million for the year ended December 31, 2025 from the prior year, due to decreases in both average balances and interest rates. The average balances decreased $29.0 million in 2025 compared to 2024, while the average borrowing rates decreased to 4.15% in 2025 compared to 4.32% in 2024.
Interest expense on subordinated debt decreased $0.7 million for the year ended December 31, 2025, from the prior year, due to a decrease in average balances. The average balance decreased $24.2 million in 2025 compared to 2024, due the redemption of $50.8 million of debt at September 30, 2025 and $16.0 million in 2024.
Provision for Credit Losses. The Company's provision for credit losses on loans totaled $60.5 million and $119.3 million in 2025 and 2024, respectively. The Company charged off $29.8 million of the allowance for credit losses related to its equipment finance portfolio in connection with the loan and lease sale during the fourth quarter of 2025. The provision for credit losses in 2025 was driven by the replenishment of reserve balances following higher charge offs and a modest reserve build related to loan growth in the community banking portfolio during the fourth quarter of 2025. The Company recognized charge-offs in its specialty finance and equipment financing units of $25.3 million and $28.8 million, respectively in 2024. These charge-offs, recognized to reduce future credit risk, resulted in the increase in provision expense in 2024. In addition, the Company recognized $0.7 million recapture of credit losses related to unfunded commitments in 2025 compared to provision expense of $1.1 million in 2024.
The provision for credit losses on loans recognized during the year ended December 31, 2025 was made at a level deemed necessary by Management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by Management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Noninterest Income. The following table sets forth the major components of our noninterest income for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,			2025 Compared to 2024		2024 Compared to 2023
(dollars in thousands)	2025	2024	2023	Increase (decrease)		Increase (decrease)
Noninterest income:
Wealth management revenue	$31,019	$28,697	$25,572	$2,322	8.1%	$3,125	12.2%
Service charges on deposit accounts	13,827	13,154	11,990	673	5.1	1,164	9.7
Interchange revenue	13,496	13,955	14,302	(459)	(3.3)	(347)	(2.4)
Residential mortgage banking revenue	2,857	2,418	1,903	439	18.2	515	27.1
Income on company-owned life insurance	8,564	7,683	4,439	881	11.5	3,244	73.1
Gain (loss) on sales of investment securities, net	14	(230)	(9,372)	244	(106.1)	9,142	(97.5)
Credit enhancement income	9,904	60,998	48,194	(51,094)	(83.8)	12,804	26.6
Other income	8,499	12,066	17,756	(3,567)	(29.6)	(5,690)	(32.0)
Total noninterest income	$88,180	$138,741	$114,784	$(50,561)	(36.4)%	$23,957	20.9%
Wealth management revenue. Wealth management revenue increased $2.3 million, or 8.09%, in 2025 as compared to 2024, driven by the growth in assets under management. Assets under administration increased 7.85% to $4.48 billion at December 31, 2025 from $4.15 billion at December 31, 2024.
Credit enhancement income. Prior to 2025, the Company was party to three third-party loan origination programs. As part of these programs, the third-party providers offered various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. In 2025, the Company operated only one such program due to the previous sales of the LendingPoint and GreenSky portfolios. Effective December 31, 2025, the Company modified its third-party lending and servicing arrangements with its sole partner. The new agreements provide a credit enhancement by the partner which protects the Company by indemnifying or reimbursing incurred losses. We estimate and record a provision for expected losses and a corresponding credit enhancement asset on the balance sheet through credit enhancement income.
Credit enhancement income declined $51.1 million for the year ended December 31, 2025 compared to the same period of 2024 as a result of loan payoffs and a cessation in loans originated through the LendingPoint and GreenSky programs. The Company recognized $6.6 million of additional credit enhancement income during the fourth quarter of 2025, resulting from the contractual changes with its sole partner referenced above.
Other noninterest income. Other income decreased $3.6 million for the year ended December 31, 2025, as compared to the same period in 2024. The Company recognized incremental servicing revenues related to the GreenSky portfolio of $0.3 million in the 2025 compared to $3.7 million in 2024.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			2025 Compared to 2024		2024 Compared to 2023
(dollars in thousands)	2025	2024	2023	Increase (decrease)		Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$104,400	$93,639	$93,438	$10,761	11.5%	$201	0.2%
Occupancy and equipment	17,223	16,785	15,986	438	2.6	799	5.0
Data processing	27,974	28,160	26,286	(186)	(0.7)	1,874	7.1
FDIC insurance	8,136	5,278	4,779	2,858	54.1	499	10.4
Professional services	9,871	7,822	7,049	2,049	26.2	773	11.0
Marketing	5,861	3,926	3,158	1,935	49.3	768	24.3
Communications	1,376	1,364	1,741	12	0.9	(377)	(21.7)
Loan expense	6,992	5,954	4,206	1,038	17.4	1,748	41.6
Loan servicing fees	4,578	12,864	19,181	(8,286)	(64.4)	(6,317)	(32.9)
Impairment on goodwill	153,977	—	—	153,977	100.0	—	—
Amortization of intangible assets	3,224	4,008	4,758	(784)	(19.6)	(750)	(15.8)
Other real estate owned	281	5,569	333	(5,288)	(95.0)	5,236	1,572.4
Loss on sale of loans	23,051	—	—	23,051	100.0	—	—
Impairment on leased assets and surrendered assets	684	7,858	—	(7,174)	100.0	7,858	N/A
Other expense	12,375	14,628	12,168	(2,253)	(15.4)	2,460	20.2
Total noninterest expense	$380,003	$207,855	$193,083	$172,148	82.8%	$14,772	7.7%
    Salaries and employee benefits. Salaries and employee benefits expense increased $10.8 million in 2025 as compared to 2024, primarily due to increases of $3.2 million in severance expense, and $4.8 million in variable compensation expense, including commissions and annual bonuses. The Company employed 861 employees at December 31, 2025 compared to 896 employees at December 31, 2024.
FDIC insurance expense. The Company recognized $1.7 million in additional FDIC assessments in 2025 related to prior years’ amended call reports due to the restatements of prior years’ financial statements.
Professional services expense. The increase in professional services expense for the year ended December 31, 2025, as compared to 2024, was primarily the result of increased audit and consulting fees related to restatements of prior years' financial statements and the evaluation of the accounting and reporting of the Company's third-party lending and servicing programs.
Marketing expense. The increase in marketing expense for the year ended December 31, 2025, as compared to 2024, was primarily the result of increased brand marketing and program expenses related to deposit account acquisition.
Loan servicing fees. Loan servicing fees expense represents servicing fees paid to third parties associated with our third party lending programs. The decline in servicing fees was a result of loan payoffs and a cessation in loans originated through the GreenSky and LendingPoint programs.
Impairment on goodwill. As mentioned previously, the Company recognized $154.0 million of goodwill impairment expense during the first quarter of 2025 in its Banking reporting unit.
Other real estate owned. The Company recorded impairment expense of $4.9 million in 2024 related to a single assisted living facility. This asset was sold in 2025.
Loss on sale of loan portfolios. The Company recognized losses of $23.1 million on the sale of loan portfolios, including $21.4 million related to the sale of substantially all of its equipment finance portfolio.
Impairment on leased assets and surrendered assets. Impairment on leased assets and surrendered assets totaled $7.9 million in 2024, primarily related to assets associated with the trucking industry.
Other expense. The Company recognized $3.1 million in expenses related to various legal actions in 2024.

Income Tax Expense. The Company recognized income tax expense of $9.4 million in 2025 compared to $8.9 million in 2024. Effective tax rates for 2025 and 2024 were 24.1% and 18.9%, respectively. The effective tax rate calculation for the year ended December 31, 2025, excludes the goodwill impairment charge of $154.0 million, as this item is not deductible for tax purposes.
Financial Condition
Assets. Total assets were $6.51 billion at December 31, 2025, as compared to $7.51 billion at December 31, 2024.
Loans. The loan portfolio is the largest category of our assets. The principal segments of our loan portfolio are discussed below:
Commercial loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and farm operations. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but may also include collateralization by inventory, accounts receivable and equipment, and generally include personal guarantees. The commercial loan category also includes loans originated by the equipment financing business that are secured by the underlying equipment, of which we sold substantially all of our equipment finance portfolio during the fourth quarter of 2025.
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
The following table presents the balance and associated percentage of the major property types within our commercial real estate and construction and land development loan portfolios at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent
Multi-Family	$430,397	16.4%	$547,016	18.9%
Skilled Nursing	193,572	7.4	400,902	13.8
Retail	459,225	17.5	460,283	15.9
Industrial/Warehouse	275,922	10.5	235,674	8.2
Hotel/Motel	290,137	11.0	228,764	7.9
Office	140,076	5.3	146,295	5.1
All other	839,475	31.9	872,572	30.2
Total commercial real estate and construction and land development loans	$2,628,804	100.0%	$2,891,506	100.0%
Loans secured by office space totaled $140.1 million and $146.3 million at December 31, 2025 and December 31, 2024, respectively, are primarily located in suburban locations in Illinois and Missouri.
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

Lease financing. Our equipment leasing business provides financing leases to varying types of businesses nationwide for purchases of business equipment and software. The financing is secured by a first priority interest in the financed asset and generally requires monthly payments. The Company sold substantially all of our equipment finance portfolio during the fourth quarter of 2025.
The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$1,178,521	27.1%	$1,359,820	26.3%
Commercial real estate	2,342,664	53.8	2,591,664	50.1
Construction and land development	286,140	6.6	299,842	5.8
Residential real estate	349,623	8.0	380,557	7.4
Consumer	144,075	3.3	144,301	2.8
Lease financing	50,981	1.2	$391,390	7.6
Total loans, gross	4,352,004	100.0%	5,167,574	100.0%
Allowance for credit losses on loans	(69,219)		(111,204)
Total loans, net	$4,282,785		$5,056,370
Total loans decreased $815.6 million, or 15.8%, to $4.35 billion at December 31, 2025, as compared to December 31, 2024. In 2025, the Company sold participation interests of $317.5 million related to our GreenSky consumer loan portfolio, and we also completed the sale of substantially all of our equipment finance portfolio, which included $316.1 million of commercial loans and $239.7 million of leases.
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
•Equipment finance portfolio includes loans and leases originated to varying types of businesses throughout the United States for purchases of business equipment and software. The Company sold substantially all of our equipment finance portfolio during the fourth quarter of 2025.
•Non-core and other includes our third-party origination and servicing programs, and capital market credits, including loans to finance the sale of the GreenSky portfolio.

The following tables present our outstanding loans by business sector at December 31, 2025 and December 31, 2024:

	December 31, 2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$688,277	$248,112	$8,781	$233,351	$1,178,521
Commercial real estate	1,979,383	358,457	—	4,824	2,342,664
Construction and land development	226,295	59,832	—	13	286,140
Residential real estate	344,523	1,782	—	3,318	349,623
Consumer	89,749	—	—	54,326	144,075
Lease financing	—	—	50,981	—	50,981
Total	$3,328,227	$668,183	$59,762	$295,832	$4,352,004

	December 31, 2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total
Commercial	$587,785	$269,620	$416,969	$85,446	$1,359,820
Commercial real estate	1,950,498	641,166	—	—	2,591,664
Construction and land development	184,185	115,657	—	—	299,842
Residential real estate	374,062	—	—	6,495	380,557
Consumer	81,380	—	—	62,921	144,301
Lease financing	—	—	391,390	—	391,390
Total	$3,177,910	$1,026,443	$808,359	$154,862	$5,167,574
Total loans decreased $815.6 million, or 15.8%, to $4.35 billion at December 31, 2025, as compared to December 31, 2024. Community bank portfolio increased $150.3 million, or 4.7%, in 2025. This growth partially offset the strategic declines in the Specialty finance and Equipment finance sectors of $358.3 million and $748.6 million, respectively, as of December 31, 2025. The increase in our Non-core and other business sector is primarily due to the financing we provided related to the sale of the GreenSky portfolio.
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2025:

	December 31, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$9,964	$411,503	$202,735	$198,294	$221,882	$93,563	$—	$40,580	$1,178,521
Commercial real estate	275,266	134,705	974,716	326,725	305,895	303,566	5,649	16,142	2,342,664
Construction and land development	27,122	90,139	17,013	89,956	2,068	59,797	—	45	286,140
Total commercial loans	312,352	636,347	1,194,464	614,975	529,845	456,926	5,649	56,767	3,807,325
Residential real estate	4,452	3,713	6,966	18,325	18,223	38,696	172,679	86,569	349,623
Consumer	3,047	690	86,282	60	47,298	6,573	125	—	144,075
Lease financing	4,458	—	44,378	—	2,145	—	—	—	50,981
Total loans	$324,309	$640,750	$1,332,090	$633,360	$597,511	$502,195	$178,453	$143,336	$4,352,004
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $69.2 million, or 1.59% of total loans, at December 31, 2025, compared to $111.2 million, or 2.15% of total loans, at December 31, 2024. The following table allocates the allowance for credit losses on loans by loan category:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$23,676	2.01%	$42,776	3.15%
Commercial real estate	28,284	1.21	36,837	1.42
Construction and land development	2,619	0.92	3,550	1.18
Total commercial loans	54,579	1.43	83,163	1.96
Residential real estate	6,652	1.90	8,002	2.10
Consumer	4,804	3.33	5,400	3.74
Lease financing	3,184	6.25	14,639	3.74
Total allowance for credit losses on loans	$69,219	1.59%	$111,204	2.15%
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
In estimating expected credit losses as of December 31, 2025, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 1.7% to 2.3% over the next four quarters; (ii) the 10-year treasury rate averaging 4.2% over the next four quarters; and (iii) Illinois unemployment rate averaging 4.9% through the fourth quarter of 2026.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at December 31, 2025, was approximately 57 basis points of total loans, decreasing slightly from 67 basis points at December 31, 2024.
The allowance allocated to commercial loans totaled $23.7 million, or 2.01% of total commercial loans, at December 31, 2025, compared to $42.8 million, or 3.15%, at December 31, 2024. Outstanding loan balances decreased $181.3 million, or 13.3%, during 2025, primarily as a result of the sale of substantially all of our equipment finance portfolio. Charge-offs related to the non-core loan program of $11.1 million during the first quarter of 2025 coupled with charge-offs related to the sale of the equipment finance portfolio of $14.2 million during the fourth quarter of 2025 resulted in a significant decrease in the allowance allocated to commercial loans. Excluding these charge-offs, modeled expected credit losses increased $8.5 million. Qualitative factor adjustments decreased $2.3 million. There were no specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis at December 31, 2025 or December 31, 2024.
The allowance allocated to commercial real estate loans totaled $28.3 million, or 1.21% of total commercial real estate loans, at December 31, 2025, decreasing $8.5 million, from $36.8 million, or 1.42% of total commercial real estate loans, at December 31, 2024. Outstanding loan balances decreased $249.0 million, or 9.6%, during 2025. Specific allocations for loans that were individually evaluated decreased $9.1 million as three relationships totaling $10.9 million were charged-off in the second quarter of 2025. Modeled expected credit losses increased $0.8 million and qualitative factor adjustments decreased $0.3 million. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $2.6 million, or 0.92% of total construction and land development loans, at December 31, 2025, decreasing $1.0 million from $3.6 million, or 1.18% of total constructions loans, at December 31, 2024. Modeled expected credit losses decreased $0.3 million and qualitative factor adjustments related to construction loans decreased $0.6 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at December 31, 2025 or December 31, 2024.

The allowance allocated to residential real estate loans totaled $6.7 million, or 1.90% of total residential real estate loans, at December 31, 2025, decreasing $1.3 million, from $8.0 million, or 2.10% of total residential real estate loans, at December 31, 2024. Modeled expected credit losses and qualitative factor adjustments decreased $1.2 million and $0.1 million, respectively. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at December 31, 2025, or December 31, 2024.
The allowance allocated to consumer loans totaled $4.8 million, or 3.33% of total consumer loans, at December 31, 2025, compared to $5.4 million, or 3.74%, at December 31, 2024. Modeled expected credit losses increased $1.4 million while qualitative factor adjustments decreased $2.0 million.
The allowance allocated to the lease portfolio totaled $3.2 million, or 6.25% of total commercial leases, at December 31, 2025, decreasing $11.4 million, from $14.6 million, or 3.74% of total commercial leases at December 31, 2024. Outstanding lease balances decreased $340.4 million, or 87.0%, during 2025 due to the sale of substantially all of our equipment finance portfolio.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the years ended 2025, 2024, and 2023:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance, beginning of period	$111,204	$159,319	$128,889
Charge-offs:
Commercial	42,123	30,453	13,703
Commercial real estate	30,706	9,998	5,000
Construction and land development	3,343	17,991	1,601
Residential real estate	287	817	271
Consumer	3,131	98,051	33,149
Lease financing	31,334	14,323	5,026
Total charge-offs	110,924	171,633	58,750
Recoveries:
Commercial	2,642	947	1,785
Commercial real estate	1,172	2,240	4,006
Construction and land development	2,197	3	33
Residential real estate	331	238	138
Consumer	582	274	288
Lease financing	1,466	554	370
Total recoveries	8,390	4,256	6,620
Net charge-offs	102,534	167,377	52,130
Provision for credit losses on loans	60,549	119,262	82,560
Balance, end of period	$69,219	$111,204	$159,319
Gross loans, end of period	$4,352,004	$5,167,574	$6,103,592
Average total loans	$4,948,897	$5,840,216	$6,292,260
Net charge-offs to average loans	2.07%	2.87%	0.83%
Allowance for credit losses to total loans	1.59%	2.15%	2.61%
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

The following tables present charge-offs by business sector for the years ended 2025 and 2024:

	2025
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$1,048	$152	$21,284	$19,639	$42,123
Commercial real estate	15,098	15,608	—	—	30,706
Construction and land development	36	3,307	—	—	3,343
Residential real estate	287	—	—	—	287
Consumer	900	—	—	2,231	3,131
Lease financing	—	—	31,334	—	31,334
Total	$17,369	$19,067	$52,618	$21,870	$110,924

	2024
(dollars in thousands)	Community bank	Specialty finance	Equipment finance	Non-core and other	Total charge-offs
Commercial	$8,210	$121	$14,457	$7,665	$30,453
Commercial real estate	2,846	7,152	—	—	9,998
Construction and land development	—	17,991	—	—	17,991
Residential real estate	817	—	—	—	817
Consumer	927	—	—	97,124	98,051
Lease financing	—	—	14,323	—	14,323
Total	$12,800	$25,264	$28,780	$104,789	$171,633

Charge-offs in 2025 were $110.9 million compared to $171.6 million in 2024. Charge-offs in the equipment finance sector increased $23.8 million to $52.6 million in 2025 compared to 2024. The Company recognized charge-offs of $29.8 million as a result of the sale of substantially all of the portfolio in 2025. Consumer loan charge-offs totaled $3.1 million in 2025 compared to $98.1 million in 2024. In 2024, the Company recognized charge-offs of $17.3 million in connection with the sale of our LendingPoint portfolio and $35.0 million in connection with the planned sale and transfer of the GreenSky portfolio to held for sale. As of December 31, 2025, we had one active non-core loan program.
Nonperforming Loans. The following table presents the change in our nonperforming loans for the year ended December 31, 2025:

(dollars in thousands)	Year Ended December 31, 2025
Balance, beginning of period	$150,907
New nonperforming loans	39,788
Return to performing status	(813)
Payments received	(40,815)
Transfer to OREO and other repossessed assets	(12)
Transfer to loans held for sale	(29,400)
Charge-offs	(54,172)
Balance, end of period	$65,483
Beginning in 2024 and continuing throughout 2025, the Company prioritized improving its credit quality by tightening its loan underwriting standards and pursuing opportunities to resolve nonperforming loans, which included the sale of specific loans or portfolios.

The Company ceased originations of new construction loans in the Specialty Finance Group in the fourth quarter of 2024. In the third quarter of 2025, the Company ceased originations in the equipment finance portfolio, selling substantially all of the portfolio during the fourth quarter of 2025.

Loan portfolios originated through our FinTech partners, LendingPoint and GreenSky, were sold in the fourth quarter of 2024 and in the second quarter of 2025, respectively.

These actions resulted in nonperforming loans decreasing to $65.5 million, or 1.50% of total loans, at December 31, 2025, compared to $150.9 million, or 2.92% of total loans at December 31, 2024.
The following table sets forth our nonperforming assets by asset category as of the dates presented. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balance of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Nonperforming loans:
Commercial	$14,925	$23,960	$9,282
Commercial real estate	45,333	106,919	33,891
Construction and land development	155	8,438	39
Residential real estate	3,861	3,438	3,869
Consumer	47	20	137
Lease financing	1,162	8,132	9,133
Total nonperforming loans	65,483	150,907	56,351
Other real estate owned and other repossessed assets	606	6,502	11,350
Nonperforming assets	$66,089	$157,409	$67,701
Nonperforming loans to total loans	1.50%	2.92%	0.92%
Nonperforming assets to total assets	1.01%	2.10%	0.87%
Allowance for credit losses to nonperforming loans	105.71%	73.69%	282.73%
We did not recognize interest income on nonaccrual loans during the years ended December 31, 2025 or 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $11.3 million and $9.6 million for the years ended December 31, 2025 and 2024, respectively.

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
The following table sets forth the book value and percentage of each category of investment securities at December 31, 2025, 2024 and 2023.

	December 31, 2025		December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$—	—%	$—	—%	$1,097	0.1%
U.S. government sponsored entities and U.S. agency securities	19,823	1.3	20,141	1.7	72,572	7.9
Mortgage-backed securities - agency	1,193,750	78.4	847,056	70.1	574,500	62.7
Mortgage-backed securities - non-agency	97,089	6.4	101,012	8.4	83,529	9.1
Asset-backed student loans	34,215	2.2	49,973	4.1	—	—
State and municipal securities	73,458	4.8	69,061	5.7	57,460	6.3
Collateralized loan obligations	46,854	3.1	40,450	3.4	27,565	3.0
Corporate securities	57,812	3.8	79,881	6.6	99,172	10.9
Total investment securities, available for sale, at fair value	$1,523,001	100.0%	$1,207,574	100.0%	$915,895	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at December 31, 2025.

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	9,077	0.6	1.10
Maturing in five to ten years	4,670	0.3	4.94
Maturing after ten years	6,076	0.4	5.24
Total U.S. government sponsored entities and U.S. agency securities	$19,823	1.3%	3.27%

Mortgage-backed securities - agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	33,546	2.2	1.96
Maturing in five to ten years	12,827	0.8	3.53
Maturing after ten years	1,147,377	75.4	4.46
Total mortgage-backed securities - agency	$1,193,750	78.4%	4.38%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	10,376	0.7	6.32
Maturing in five to ten years	7,015	0.5	4.95
Maturing after ten years	79,698	5.2	4.76
Total mortgage-backed securities - non-agency	$97,089	6.4%	4.94%
Asset-backed student loans:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	684	—	4.74
Maturing after ten years	33,531	2.2	4.65
Total asset-backed student loans	$34,215	2.2%	4.65%

State and municipal securities (1):
Maturing within one year	$978	0.1%	2.59%
Maturing in one to five years	12,572	0.8	2.26
Maturing in five to ten years	25,211	1.7	2.63
Maturing after ten years	34,697	2.2	4.99
Total state and municipal securities	$73,458	4.8%	3.68%

Collateralized loan obligations:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	13,800	0.9	5.57
Maturing after ten years	33,054	2.2	5.70
Total collateralized loan obligations	$46,854	3.1%	5.66%

Corporate securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	20,376	1.3	6.08
Maturing in five to ten years	32,411	2.2	3.36
Maturing after ten years	5,025	0.3	6.84
Total corporate securities	$57,812	3.8%	4.62%
Total investment securities, available for sale	$1,523,001	100.0%	4.42%

(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.
The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at December 31, 2025.

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$20,744	$19,823	$—	$19,823	$—	$—	$—	$—
Mortgage-backed securities - agency	1,265,954	1,193,750	—	1,193,750	—	—	—	—
Mortgage-backed securities - non-agency	97,921	97,089	—	97,089	—	—	—	—
Asset-backed student loans	34,262	34,215	—	34,215	—	—	—	—
State and municipal securities	77,054	73,458	7,458	62,330	871	—	—	2,799
Collateralized loan obligations	46,800	46,854	46,854	—	—	—	—	—
Corporate securities	60,075	57,812	—	—	11,440	41,434	—	4,938
Total investment securities, available for sale	$1,602,810	$1,523,001	$54,312	$1,407,207	$12,311	$41,434	$—	$7,737
Loans Held for Sale. Loans held for sale totaled $7.8 million at December 31, 2025, comprised entirely of residential real estate loans. Loans held for sale totaled $344.9 million at December 31, 2024, comprised of $336.7 million of consumer loans and $8.2 million of residential real estate loans. At December 31, 2024, we committed to a plan to sell our GreenSky consumer loan portfolio and transferred these loans to held for sale. The sale was completed in the second quarter of 2025.
Liabilities. At December 31, 2025, liabilities totaled $5.95 billion compared to $6.80 billion at December 31, 2024.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits decreased $772.9 million to $5.42 billion at December 31, 2025, as compared to December 31, 2024. Interest-bearing checking account and time deposit account balances decreased $523.0 million and $290.4 million, respectively, during this period. Brokered time deposit account balances decreased to $43.1 million at December 31, 2025 from $259.5 million at December 31, 2024, accounting for the decrease in time deposit account balances.

(dollars in thousands)	December 31, 2025		December 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,040,411	19.2%	$1,055,564	17.0%	$1,145,395	18.1%
Interest-bearing:
Checking	1,855,215	34.2	2,378,256	38.4	2,511,840	39.8
Money market	1,248,942	23.0	1,173,630	18.9	1,135,629	18.0
Savings	487,742	9.0	507,305	8.2	559,267	8.9
Time	792,069	14.6	1,082,488	17.5	957,398	15.2
Total deposits	$5,424,379	100.0%	$6,197,243	100.0%	$6,309,529	100.0%
The following table sets forth the maturity of uninsured time deposits as of December 31, 2025:

(dollars in thousands)	Amount
Three months or less	$19,080
Three to six months	26,010
Six to 12 months	20,776
After 12 months	3,700
Total	$69,566

Subordinated Debt. Subordinated debt totaled $27.0 million and $77.7 million as of December 31, 2025 and December 31, 2024, respectively. On September 30, 2025, the Company redeemed the outstanding Fixed-to-Floating Rate Subordinated Notes due September 30, 2029, having an aggregate principal amount of $50.8 million. The interest rate on the subordinated notes was 7.91%, equating to approximately $4.0 million of annual interest expense.
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
Shareholders’ equity decreased $145.3 million to $565.5 million at December 31, 2025, as compared to December 31, 2024. The change in shareholders’ equity was the result of the net loss of $124.3 million, dividends to common shareholders of $27.7 million, dividends to preferred shareholders of $8.9 million and repurchases of common stock of $9.7 million, partially offset by an increase in accumulated other comprehensive losses of $21.6 million.
On November 3, 2025, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through November 2, 2026. The new stock repurchase program became effective on November 3, 2025. The Company’s previous stock repurchase program expired on December 31, 2024. As of December 31, 2025, $9.6 million, or 457,222 shares of the Company’s common stock, had been repurchased under the current program.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $12.2 million and $15.0 million at December 31, 2025 and December 31, 2024, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$127,811	$114,766
Unpledged securities	812,587	672,399
FHLB committed liquidity	1,114,294	1,290,246
FRB discount window availability	349,026	538,835
Total Estimated Liquidity	$2,403,718	$2,616,246

Conditional Funding Based on Market Conditions
Additional credit facility	$351,000	$360,000
Brokered CDs (additional capacity)	450,000	350,000
ICS One Way Buy (additional capacity)	600,000	—

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at December 31, 2025, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At December 31, 2025, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well capitalized. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at December 31, 2025:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	15.16%	10.50%	N/A
Midland States Bank	14.27	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	13.37	8.50	N/A
Midland States Bank	13.02	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.89	7.00	N/A
Midland States Bank	13.02	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	9.90	4.00	N/A
Midland States Bank	9.63	4.00	5.00
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

The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2025:
Dollar change	$921	$(517)	$2,606	$5,458
Percent change	0.4%	(0.2)%	1.2%	2.5%
December 31, 2024:
Dollar change	$2,395	$1,395	$(2,727)	$(5,596)
Percent change	1.1%	0.6%	(1.2)%	(2.5)%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at December 31, 2025.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at December 31, 2025 projects that our earnings exhibit increasing profitability in a declining rate environment, consistent with our modeling at December 31, 2024. Throughout the course of 2025, the Bank has been holding to its non-maturity beta assumptions and lowering rates along with the industry overall. Coupled with market expectations, the Bank continued its strategy of layering on protection to lower short-term rates through deposit pricing, securities purchase selection and hedging. These aspects are reflective of the Bank becoming more biased to lower rates year over year.
Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from investment securities, derivative instruments, and equity investments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Shareholders and the Board of Directors of Midland States Bancorp, Inc.
Effingham, Illinois

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Midland States Bancorp, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 3 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACL”) represents the Company’s estimate of expected credit losses over the contractual life of loans held for investment. The estimate is based on historical loss experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2025, the Company’s ACL was $69.2 million, and the provision for credit losses on loans was $60.5 million for the year then ended.

The Company estimates expected credit losses using a quantitative model and qualitative adjustments. The quantitative component is based on a probability of default, loss given default, and exposure at default framework that incorporates historical default experience, loan-level risk characteristics, and forecasted macroeconomic variables over a reasonable and supportable forecast period, with losses reverting to long-term historical averages thereafter. The macroeconomic variables used in the model are selected based on statistical relevancy and correlation to historical credit losses by performing regression analyses. Management then applies qualitative factor adjustments to the modeled results for risks not fully captured in the model, including changes in economic and business conditions, portfolio credit quality, delinquency and nonaccrual trends, collateral values, and other internal and external factors.

We identified auditing the allowance for credit losses on loans, including the selection and application of forecasted macroeconomic variables and qualitative factor adjustments, as a critical audit matter. Auditing these judgments involved a high degree of auditor judgment and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the application processes for the forecasted macroeconomic variables and qualitative factor adjustments, including the need to involve our valuation services specialists.

The primary audit procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of the Company’s controls over the:
◦Selection and application of forecasted macroeconomic variables and related forecast scenarios.
◦Review of the reasonableness of the calculation output and tested the completeness and accuracy of inputs used in the quantitative model and qualitative factor adjustments.
◦Review over the relevance and reliability of external data used in the analysis to select the forecasted macroeconomic variables and qualitative factor adjustments.
◦Review over the appropriateness of the framework for the qualitative factor adjustments.
◦Mathematical accuracy of the qualitative factor adjustments.

•Substantive tests included:
◦Evaluating the relevance and reliability of the external data used in the selection of forecasted macroeconomic variables.
◦Evaluating the reasonableness of the selection and application of the forecasted macroeconomic variables and scenarios used in the reasonable and supportable forecast period.
◦Testing the completeness and accuracy of inputs used in the quantitative model and evaluating the reasonableness of the calculation output.
◦Assessing the appropriateness and reasonableness of the framework developed for the qualitative factor adjustments including evaluating management’s judgments as to which factors impacted the qualitative analysis for each portfolio segment.
◦Testing the completeness and accuracy of internal data and relevance and reliability of external data used in determining the qualitative factor adjustments.
◦Testing the mathematical accuracy of the calculation of the qualitative factor adjustments.

Credit Enhancements Contained Within Third-Party Agreements

The Company has an agreement with a third party to originate and service consumer and commercial loans that are included in the Company’s loan portfolio as described in Notes 1 and 3 to the consolidated financial statements. The Company recorded a credit enhancement asset of $12.6 million as of December 31, 2025 related to the agreement associated with loans recorded on the balance sheet as of December 31, 2025. The Company also recorded a $12.6 million allowance for credit losses for these consumer and commercial loans as of December 31, 2025.

We identified auditing the accounting associated with the credit enhancement contained within the third-party agreements as a critical audit matter due to the nature and extent of audit effort required, including the need for individuals with specialized knowledge.

The primary procedures we performed to address this critical audit matter included engaging our internal specialists to evaluate the third-party agreement and the related accounting treatment; and testing the operating effectiveness of the control over the evaluation of the accounting and financial reporting impact related to this third-party agreement.

Crowe LLP

We have served as the Company’s auditor since 2017.
Oakbrook Terrace, Illinois
March 2, 2026

MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024

Assets
Cash and due from banks	$127,279	$114,055
Federal funds sold	532	711
Cash and cash equivalents	127,811	114,766
Investment securities available for sale, at fair value	1,523,001	1,207,574
Equity securities, at fair value	4,235	4,792
Loans	4,352,004	5,167,574
Allowance for credit losses on loans	(69,219)	(111,204)
Total loans, net	4,282,785	5,056,370
Loans held for sale	7,781	344,947
Premises and equipment, net	85,134	85,710
Other real estate owned	606	4,941
Nonmarketable equity securities	32,598	33,723
Accrued interest receivable	23,824	25,329
Loan servicing rights, at lower of cost or fair value	11,932	17,842
Loan servicing rights, held for sale	3,661	—
Goodwill	7,927	161,904
Other intangible assets, net	8,876	12,100
Company-owned life insurance	218,554	211,168
Credit enhancement asset	12,557	16,804
Other assets	162,138	208,839
Total assets	$6,513,420	$7,506,809

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,040,411	$1,055,564
Interest-bearing deposits	4,383,968	5,141,679
Total deposits	5,424,379	6,197,243
Short-term borrowings	60,181	87,499
Federal Home Loan Bank advances	293,000	258,000
Subordinated debt	27,019	77,749
Trust preferred debentures	51,857	51,205
Accrued interest payable and other liabilities	91,485	124,266
Total liabilities	5,947,921	6,795,962

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at December 31, 2025 and December 31, 2024, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,169,854 and 21,494,485 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	212	215
Capital surplus	428,247	434,346
Retained earnings	86,825	247,698
Accumulated other comprehensive loss, net of tax	(60,333)	(81,960)
Total shareholders’ equity	565,499	710,847
Total liabilities and shareholders’ equity	$6,513,420	$7,506,809
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest income:
Loans including fees:
Taxable	$310,169	$365,892	$378,333
Tax exempt	1,651	1,536	1,764
Loans held for sale	5,232	392	260
Investment securities:
Taxable	63,248	49,769	28,653
Tax exempt	1,753	1,511	1,349
Nonmarketable equity securities	2,729	3,070	2,819
Federal funds sold and cash investments	3,085	3,958	3,922
Total interest income	387,867	426,128	417,100
Interest expense:
Deposits	124,271	160,676	136,947
Short-term borrowings	2,807	1,960	68
Federal Home Loan Bank advances	14,621	16,495	20,709
Subordinated debt	4,554	5,271	5,266
Trust preferred debentures	4,810	5,380	5,289
Total interest expense	151,063	189,782	168,279
Net interest income	236,804	236,346	248,821
Provision for credit losses:
Provision for credit losses on loans	60,549	119,262	82,560
(Recapture of) provision for credit losses on unfunded commitments	(700)	1,070	—
Total provision for credit losses	59,849	120,332	82,560
Net interest income after provision for credit losses	176,955	116,014	166,261
Noninterest income:
Wealth management revenue	31,019	28,697	25,572
Service charges on deposit accounts	13,827	13,154	11,990
Interchange revenue	13,496	13,955	14,302
Residential mortgage banking revenue	2,857	2,418	1,903
Income on company-owned life insurance	8,564	7,683	4,439
Gain (loss) on sales of investment securities, net	14	(230)	(9,372)
Credit enhancement income	9,904	60,998	48,194
Other income	8,499	12,066	17,756
Total noninterest income	88,180	138,741	114,784
Noninterest expense:
Salaries and employee benefits	104,400	93,639	93,438
Occupancy and equipment	17,223	16,785	15,986
Data processing	27,974	28,160	26,286
FDIC insurance	8,136	5,278	4,779
Professional services	9,871	7,822	7,049
Marketing	5,861	3,926	3,158
Communications	1,376	1,364	1,741
Loan expense	6,992	5,954	4,206
Loan servicing fees	4,578	12,864	19,181
Impairment on goodwill	153,977	—	—
Amortization of intangible assets	3,224	4,008	4,758
Other real estate owned	281	5,569	333
Loss on sale of loan portfolios	23,051	—	—
Impairment on leased assets and surrendered assets	684	7,858	—
Other expense	12,375	14,628	12,168
Total noninterest expense	380,003	207,855	193,083
Income (loss) before income taxes	(114,868)	46,900	87,962
Income tax expense	9,413	8,856	26,807
Net income (loss)	(124,281)	38,044	61,155
Preferred dividends	8,913	8,913	8,913
Net income (loss) available to common shareholders	$(133,194)	$29,131	$52,242
Per common share data:
Basic earnings (loss) per common share	$(6.12)	$1.32	$2.33
Diluted earnings (loss) per common share	$(6.12)	$1.32	$2.33
Weighted average common shares outstanding	21,833,098	21,731,689	22,115,869
Weighted average diluted common shares outstanding	21,833,098	21,737,958	22,124,402
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(124,281)	$38,044	$61,155
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains that occurred during the period	27,421	(9,278)	(2,536)
Reclassification adjustment for realized net (gains) losses on sales of investment securities included in net income	(14)	230	9,372
Reclassification adjustment for gains on fair value hedges included in net income	—	(142)	—
Income tax effect	(7,603)	1,677	(1,845)
Change in investment securities available for sale, net of tax	19,804	(7,513)	4,991
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	1,730	(1,692)	(2,452)
Reclassification adjustment for net losses realized in net income	693	4,891	5,264
Income tax effect	(600)	(893)	(759)
Change in cash flow hedges, net of tax	1,823	2,306	2,053
Other comprehensive income (loss), net of tax	21,627	(5,207)	7,044
Total comprehensive income (loss)	$(102,654)	$32,837	$68,199
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share data)

	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances, December 31, 2022	$110,548	$222	$449,196	$219,970	$(83,797)	$696,139
Net income	—	—	—	61,155	—	61,155
Other comprehensive income	—	—	—	—	7,044	7,044
Issuance of preferred stock, net of offering costs	—	—	—	—	—	—
Common dividends declared ($1.20 per share)	—	—	—	(26,573)	—	(26,573)
Preferred dividends	—	—	—	(8,913)	—	(8,913)
Common stock repurchased	—	(8)	(17,890)	—	—	(17,898)
Share-based compensation expense	—	—	2,489	—	—	2,489
Issuance of common stock under employee benefit plans	—	2	1,668	—	—	1,670
Balances, December 31, 2023	$110,548	$216	$435,463	$245,639	$(76,753)	$715,113
Net income	—	—	—	38,044	—	38,044
Other comprehensive loss	—	—	—	—	(5,207)	(5,207)
Common dividends declared ($1.24 per share)	—	—	—	(27,072)	—	(27,072)
Preferred dividends	—	—	—	(8,913)	—	(8,913)
Common stock repurchased	—	(2)	(5,473)	—	—	(5,475)
Share-based compensation expense	—	—	3,031	—	—	3,031
Issuance of common stock under employee benefit plans	—	1	1,325	—	—	1,326
Balances, December 31, 2024	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
Net loss	—	—	—	(124,281)	—	(124,281)
Other comprehensive income	—	—	—	—	21,627	21,627
Common dividends declared ($1.26 per share)	—	—	—	(27,679)	—	(27,679)
Preferred dividends	—	—	—	(8,913)	—	(8,913)
Common stock repurchased	—	(4)	(9,654)	—	—	(9,658)
Share-based compensation expense	—	—	2,913	—	—	2,913
Issuance of common stock under employee benefit plans	—	1	642	—	—	643
Balances, December, 31, 2025	$110,548	$212	$428,247	$86,825	$(60,333)	$565,499
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(124,281)	$38,044	$61,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	59,849	120,332	82,560
Depreciation on premises and equipment	4,892	4,993	4,778
Impairment on goodwill	153,977	—	—
Amortization of intangible assets	3,224	4,008	4,758
Amortization of operating lease right-of-use asset	1,570	1,657	1,635
Amortization of loan servicing rights	2,266	2,498	1,550
Share-based compensation expense	2,913	3,031	2,489
Increase in cash surrender value of life insurance	(8,209)	(7,683)	(4,439)
Gain on proceeds from company-owned life insurance	(343)	—	—
Investment securities accretion, net	(13,696)	(6,789)	(2,414)
(Gain) loss on sales of investment securities, net	(14)	230	9,372
Gain on repurchase of subordinated debt	—	(231)	(676)
Gain on sales of other real estate owned	(124)	(26)	(819)
Impairment on other real estate owned	—	4,866	—
Origination of loans held for sale	(101,211)	(81,077)	(58,953)
Proceeds from sales of loans and leases held for sale	133,534	78,514	57,952
Gain on sale of loans held for sale	(2,560)	(2,307)	(2,395)
Loss on mortgage servicing rights held for sale	(18)	—
Loss on sale of loan portfolios	23,051	—	—
Impairment on leased assets and surrendered assets	684	7,858	—
Net change in operating assets and liabilities:
Accrued interest receivable	1,505	8,804	(4,360)
Credit enhancement asset	4,247	(1,415)	(2,376)
Other assets	24,483	(16,783)	(24,038)
Accrued expenses and other liabilities	(40,060)	18,022	27,579
Net cash provided by operating activities	125,679	176,546	153,358
Cash flows from investing activities:
Purchases of investment securities available for sale	(622,913)	(605,169)	(412,799)
Proceeds from sales of investment securities available for sale	103,758	74,116	191,733
Maturities and payments on investment securities available for sale	248,991	233,563	74,531
Purchases of equity securities	(174)	(268)	(286)
Proceeds from sales of equity securities	—	—	5,148
Net decrease in loans	438,907	346,883	72,877
Proceeds from sales of consumer loans held for sale	61,099	—	—
Proceeds from sales of loan portfolios	517,430	84,283	40,899
Purchases of premises and equipment	(5,346)	(6,901)	(8,731)
Proceeds from sale of premises and equipment	—	37	104
Purchases of nonmarketable equity securities	(186,124)	(172,057)	(239,597)
Proceeds from redemptions of nonmarketable equity securities	187,249	181,755	242,377
Proceeds from sales of other real estate owned	4,862	466	7,547
Proceeds from company-owned life insurance, net	1,166	—	(48,603)
Net cash provided by (used in) investing activities	748,905	136,708	(74,800)
Cash flows from financing activities:
Net decrease in deposits	(772,864)	(112,286)	(55,123)
Net increase (decrease) in short-term borrowings	(27,318)	52,634	(7,446)
Net increase (decrease) in short-term FHLB advances	(20,000)	(166,000)	(174,000)
Proceeds from long-term FHLB advances	328,000	263,000	215,000
Payments made on long-term FHLB advances and other borrowings	(273,000)	(315,000)	(25,000)
Payments and subordinated debt redemption	(50,750)	(15,763)	(5,845)
Cash dividends paid on preferred stock	(8,913)	(8,913)	(8,913)
Cash dividends paid on common stock	(27,679)	(27,072)	(26,573)
Common stock repurchased	(9,658)	(5,475)	(17,898)
Proceeds from issuance of common stock under employee benefit plans	643	1,326	1,670
Net cash used in financing activities	(861,539)	(333,549)	(104,128)
Net increase (decrease) in cash and cash equivalents	13,045	(20,295)	(25,570)
Cash and cash equivalents:
Beginning of period	114,766	135,061	160,631
End of period	$127,811	$114,766	$135,061
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
Our principal business activity has been lending to and accepting deposits from individuals, businesses, municipalities and other entities. We have derived income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investment securities. We have also derived income from noninterest sources, such as: fees received in connection with various lending and deposit services; wealth management services; mortgage loan originations, sales and servicing; and, from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing costs, professional fees and other noninterest expenses, provisions for credit losses and income taxes.
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions related to the reporting assets and liabilities to prepare the consolidated financial statement in conformity with GAAP. Actual results may differ from these estimates. Certain reclassifications of 2024 or 2023 amounts may have been made to conform to the 2025 presentation, but do not have an effect on net income in 2024 or in 2023 or shareholders' equity.
Subsequent Events
    Management has evaluated subsequent events for recognition and disclosure through March 2, 2026, which is the date the financial statements were available to be issued.
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

The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$156,581	$189,599	$159,139
Income tax paid (net of refunds)	1,580	22,543	25,120
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	492,770	406,561	—
Transfer of operating assets to assets held for sale	20,439	—	—
Transfer of loans to other real estate owned	403	1,031	9,112
Transfer of premises and equipment, net to assets held for sale	245	—	—
Transfer of loan servicing rights, at lower of cost or market to loan servicing rights held for sale	3,661	—	—
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	—	—	20,745
Loans provided for sale of consumer loans held for sale	219,212	—	—
Right of use assets obtained in exchange for lease obligations	873	2,889	2,470
Investment Securities
The Company classifies its debt investment securities as available for sale or held to maturity at the time of purchase. Securities held to maturity are those debt instruments which the Company has the positive intent and ability to hold until maturity. Securities held to maturity are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. All other debt securities are classified as available for sale. As of December 31, 2025 and 2024, all investment securities were classified as available for sale. Investment securities available for sale are recorded at fair value with the unrealized gains and losses, net of the related tax effect, included in other comprehensive income. The related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized.
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
Available-for-sale debt securities in an unrealized loss position are evaluated, at least quarterly, for impairment related to credit losses. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, and the present value of cash flows expected to be collected from the security is less than the amortized cost basis, an allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit losses is recorded in other comprehensive income. Accrued interest receivable on investment securities available for sale totaled $5.9 million and $5.1 million at December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. The estimate of credit losses excludes this accrued interest receivable. There was no allowance for credit losses recorded on investment securities available for sale at December 31, 2025 and 2024.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Accrued interest receivable on loans totaled $17.9 million and $20.2 million at December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.
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
Leases. The Company has historically provided financing leases to small businesses for purchases of business equipment. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the guaranteed residual values (which typically range from 1% to 21% of the cost of the related equipment which average 1%), are recorded as lease receivables when the lease is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximately level rate of return on the unrecovered lease investment.
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
Loans Held for Sale
At December 31, 2025, loans held for sale consisted of residential real estate loans with the intent to sell. At December 31, 2024, loans held for sale consisted of residential mortgage loans originated with the intent to sell as well as the GreenSky portfolio which the Company had committed a plan to sell. Loans held for sale are carried at fair value, determined individually, as of the balance sheet date. The Company believes the fair value method better reflects the economic risks associated with these loans. Fair value measurements on loans held for sale are based on quoted market prices for similar loans in the secondary market, market quotes from anticipated sales contracts and commitments, or contract prices from firm sales commitments. The changes in the fair value of loans held for sale are reflected in noninterest income on the consolidated statements of income.
Mortgage Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. There were no losses as a result of make-whole requests and loan repurchases for the years ended December 31, 2025, 2024 and 2023. The liability for unresolved repurchase demands totaled $0.1 million at December 31, 2025 and 2024.
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
Operating Lease Right of Use Assets and Liabilities
The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Company’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract. The Company assesses operating lease right-of-use assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.
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
We evaluate goodwill for impairment annually as of August 31st, or earlier if conditions indicate there may be potential for impairment, such as significant adverse changes in business climate or operating results, changes in our strategy, significant declines in our stock price or other triggering events. Based on the results of our annual impairment tests, we concluded that no goodwill impairment existed as of December 31, 2025 and December 31, 2024.
During the first quarter of 2025, we determined that a triggering event had occurred in the Company's Banking reporting unit as a result of deteriorated credit quality coupled with trends in the Company's stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized a $154.0 million goodwill impairment charge in the first quarter of 2025.
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
Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment charge. Management has evaluated and will continue to evaluate economic conditions in interim periods for triggering events.
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

Loan Servicing Rights Held For Sale
Loan servicing rights held for sale consisted of residential and commercial mortgage servicing rights with the intent to sell at December 31, 2025. Servicing rights held for sale are measured at fair value. Fair value is estimated using a market approach based on indicative pricing from third parties, including a letter of intent to purchase, corroborated by available market data for comparable transactions less estimated prepayments, paydowns, amortizations and sales in the portfolio for the projected closing period. The changes in the fair value of loan servicing rights held for sale are reflected in noninterest income on the consolidated statements of income.
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
Credit Enhancement Asset
The Company is party to third-party loan origination programs. As part of these programs, the third-party providers offer various credit enhancements with respect to loans originated under the programs. In 2024, this included contributions to reserve accounts, yield maintenance and certain other payments. In accordance with accounting guidance, we estimate and record an allowance for expected losses for these loans. In 2024 and through December 30, 2025, when the allowance for credit losses on loans was recorded, a credit enhancement derivative was also recorded on our balance sheet with a corresponding entry to noninterest income in recognition of the partner's legal commitment to indemnify or reimburse the Company. The credit enhancement asset was relieved as credit enhancement payments and recoveries were received from the partner or taken from the partner's cash reserve account. As of December 31, 2025, based on revised contractual terms of these arrangements which were effective as of that date, when the allowance for credit losses on loans is recorded, a credit enhancement asset is also recorded on the balance sheet with a corresponding entry to noninterest income in recognition of the partner's legal commitment to reimburse losses. The credit enhancement asset is relieved as credit enhancement payments and recoveries are received from the partner.

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
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted as a provision for credit loss expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default. The allowance for credit losses on unfunded commitments totaled $3.9 million and $4.6 million at December 31, 2025 and 2024, respectively.
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
Accounting Guidance Adopted in 2025
FASB ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The pronouncement also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU retrospectively and has updated the related disclosures for the current fiscal year.
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

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$20,744	$7	$(928)	$19,823
Mortgage-backed securities - agency (1)	1,265,954	3,272	(75,476)	1,193,750
Mortgage-backed securities - non-agency	97,921	1,499	(2,331)	97,089
Asset-backed student loans	34,262	39	(86)	34,215
State and municipal securities	77,054	388	(3,984)	73,458
Collateralized loan obligations	46,800	54	—	46,854
Corporate securities	60,075	69	(2,332)	57,812
Total available for sale securities	$1,602,810	$5,328	$(85,137)	$1,523,001
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of December 31, 2025 was $(2.3) million. See Note 8 - Derivative Instruments for additional information regarding these derivative financial instruments.

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
Investment securities with a carrying amount of $243.9 million and $283.7 million were pledged for public deposits at December 31, 2025 and 2024, respectively.
Excluding securities issued or backed by U.S. government or its sponsored entities and agencies, there were no investments in securities from one issuer that exceeded 10% of shareholders' equity as of December 31, 2025 and December 31, 2024.

The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, at December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$981	$978
After one year through five years	44,056	42,025
After five years through ten years	81,028	76,775
After ten years	112,870	112,384
Mortgage-backed securities	1,363,875	1,290,839
Total available for sale securities	$1,602,810	$1,523,001

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Investment securities available for sale
Proceeds from sales	$103,758	$74,116	$191,733
Gross realized gains on sales	587	420	338
Gross realized losses on sales	(573)	(650)	(9,710)
Unrealized losses and fair values for investment securities available for sale as of December 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,668	$5	$9,077	$923	$18,745	$928
Mortgage-backed securities - agency	201,422	1,191	524,471	74,285	725,893	75,476
Mortgage-backed securities - non-agency	42	—	22,386	2,331	22,428	2,331
Asset-backed student loans	5,166	13	14,378	73	19,544	86
State and municipal securities	3,826	12	46,204	3,972	50,030	3,984
Collateralized loan obligations	—	—	—	—	—	—
Corporate securities	2,502	1	47,241	2,331	49,743	2,332
Total available for sale securities	$222,626	$1,222	$663,757	$83,915	$886,383	$85,137

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$4,973	$27	$8,488	$1,512	$13,461	$1,539
Mortgage-backed securities - agency	300,427	9,735	385,332	85,133	685,759	94,868
Mortgage-backed securities - non-agency	12,433	33	24,153	3,416	36,586	3,449
Asset-backed student loans	17,734	99	2,130	1	19,864	100
State and municipal securities	21,209	365	43,131	6,267	64,340	6,632
Collateralized loan obligations	7,468	7	—	—	7,468	7
Corporate securities	23,833	1,910	52,271	3,853	76,104	5,763
Total available for sale securities	$388,077	$12,176	$515,505	$100,182	$903,582	$112,358
    At December 31, 2025, 254 investment securities available for sale had unrealized losses with aggregate depreciation of 8.58% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commercial:
Commercial	$1,062,691	$818,496
Commercial other	115,830	541,324
Commercial real estate:
Commercial real estate non-owner occupied	1,447,894	1,628,961
Commercial real estate owner occupied	444,443	440,806
Multi-family	383,377	454,249
Farmland	66,950	67,648
Construction and land development	286,140	299,842
Total commercial loans	3,807,325	4,251,326
Residential real estate:
Residential first lien	286,178	315,775
Other residential	63,445	64,782
Consumer:
Consumer	99,692	96,202
Consumer other	44,383	48,099
Lease financing	50,981	391,390
Total loans	$4,352,004	$5,167,574
Total loans included net deferred loan fees of $8.2 million and net deferred loan costs of $1.4 million at December 31, 2025 and December 31, 2024, respectively, and unearned discounts of $4.7 million and $56.7 million within the lease financing portfolio at December 31, 2025 and December 31, 2024, respectively.

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
Lease financing—Our leasing business historically provided financing leases to varying types of businesses, nationwide, for purchases of business equipment. The financing is secured by a first priority interest in the financed assets and generally requires monthly payments. We ceased originating new equipment financing leases and loans effective September 30, 2025 and sold substantially all of our equipment finance portfolio during the fourth quarter of 2025.
Commercial, commercial real estate, and construction and land development loans are collectively referred to as the Company’s commercial loan portfolio, while residential real estate, consumer loans and lease financing receivables are collectively referred to as the Company’s other loan portfolio.
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the years ended December 31, 2025 and 2024, are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Beginning balance	$40,410	$20,990
New loans and other additions	8,981	22,325
Repayments and other reductions	(2,392)	(2,905)
Ending balance	$46,999	$40,410

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the years ended December 31, 2025, 2024 and 2023:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the year ended December 31, 2025:
Balance, beginning of period	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204
Provision for credit losses on loans	20,381	20,981	215	(1,394)	1,953	18,413	60,549
Charge-offs	(42,123)	(30,706)	(3,343)	(287)	(3,131)	(31,334)	(110,924)
Recoveries	2,642	1,172	2,197	331	582	1,466	8,390
Balance, end of period	$23,676	$28,284	$2,619	$6,652	$4,804	$3,184	$69,219

Changes in allowance for credit losses on loans for the year ended December 31, 2024:
Balance, beginning of period	$29,672	$20,229	$4,163	$5,553	$86,762	$12,940	$159,319
Provision for credit losses on loans	42,610	24,366	17,375	3,028	16,415	15,468	119,262
Charge-offs	(30,453)	(9,998)	(17,991)	(817)	(98,051)	(14,323)	(171,633)
Recoveries	947	2,240	3	238	274	554	4,256
Balance, end of period	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204

Changes in allowance for credit losses on loans for the year ended December 31, 2023:
Balance, beginning of period	$26,035	$29,290	$2,435	$4,301	$60,041	$6,787	$128,889
Provision for credit losses on loans	15,555	(8,067)	3,296	1,385	59,582	10,809	82,560
Charge-offs	(13,703)	(5,000)	(1,601)	(271)	(33,149)	(5,026)	(58,750)
Recoveries	1,785	4,006	33	138	288	370	6,620
Balance, end of period	$29,672	$20,229	$4,163	$5,553	$86,762	$12,940	$159,319
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

The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$3,370	$3,849	$7,219	$2,678	$7,074	$9,752
Commercial other	1,040	2,157	3,197	3,439	—	3,439
Commercial real estate:
Commercial real estate non-owner occupied	1,537	13,547	15,084	9,173	24,187	33,360
Commercial real estate owner occupied	3,455	8,684	12,139	1,407	16,871	18,278
Multi-family	14,336	2,112	16,448	2,363	51,770	54,133
Farmland	1,260	402	1,662	1,148	—	1,148
Construction and land development	155	—	155	39	8,399	8,438
Total commercial loans	25,153	30,751	55,904	20,247	108,301	128,548
Residential real estate:
Residential first lien	3,087	313	3,400	2,501	491	2,992
Other residential	426	—	426	446	—	446
Consumer:
Consumer	47	—	47	20	—	20
Lease financing	1,162	—	1,162	8,132	—	8,132
Total loans	$29,875	$31,064	$60,939	$31,346	$108,792	$140,138
    There was no interest income recognized on nonaccrual loans during the years ended December 31, 2025 and 2024 while the loans were in nonaccrual status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $11.3 million and $9.6 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of December 31, 2025 and December 31, 2024:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
December 31, 2025
Commercial:
Commercial	$—	$3,850	$—	$3,850
Commercial other	—	2,157	—	2,157
Commercial real estate:
Non-owner occupied	13,951	—	—	13,951
Owner occupied	8,576	1,595	—	10,171
Multi-family	16,448	—	—	16,448
Farmland	—	401	—	401
Construction and land development	—	—	—	—
Lease financing	—	—	—	—
Total collateral dependent loans	$38,975	$8,003	$—	$46,978

December 31, 2024
Commercial:
Commercial	$—	$7,074	$—	$7,074
Commercial other	—	—	—	—
Commercial real estate:
Non-owner occupied	24,188	—	—	24,188
Owner occupied	9,284	7,587	—	16,871
Multi-family	54,133	—	—	54,133
Construction and land development	8,399	—	—	8,399
Lease financing	—	—	465	465
Total collateral dependent loans	$96,004	$14,661	$465	$111,130

The aging status of the recorded investment in loans by class as of December 31, 2025 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$1,053,096	$2,035	$341	$—	$2,376	$7,219	$1,062,691
Commercial other	101,686	4,113	2,325	4,509	10,947	3,197	115,830
Commercial real estate:
Commercial real estate non-owner occupied	1,432,637	173	—	—	173	15,084	1,447,894
Commercial real estate owner occupied	430,972	701	631	—	1,332	12,139	444,443
Multi-family	366,929	—	—	—	—	16,448	383,377
Farmland	65,267	21	—	—	21	1,662	66,950
Construction and land development	282,169	3,718	98	—	3,816	155	286,140
Total commercial loans	3,732,756	10,761	3,395	4,509	18,665	55,904	3,807,325
Residential real estate:
Residential first lien	282,320	22	401	35	458	3,400	286,178
Other residential	62,459	450	110	—	560	426	63,445
Consumer:
Consumer	99,474	153	18	—	171	47	99,692
Consumer other	43,618	320	445	—	765	—	44,383
Lease financing	48,815	945	59	—	1,004	1,162	50,981
Total loans	$4,269,442	$12,651	$4,428	$4,544	$21,623	$60,939	$4,352,004
The aging status of the recorded investment in loans by class as of December 31, 2024 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$803,833	$4,562	$349	$—	$4,911	$9,752	$818,496
Commercial other	511,254	9,578	6,284	10,769	26,631	3,439	541,324
Commercial real estate:
Commercial real estate non-owner occupied	1,583,869	11,732	—	—	11,732	33,360	1,628,961
Commercial real estate owner occupied	421,543	985	—	—	985	18,278	440,806
Multi-family	400,116	—	—	—	—	54,133	454,249
Farmland	66,452	48	—	—	48	1,148	67,648
Construction and land development	291,404	—	—	—	—	8,438	299,842
Total commercial loans	4,078,471	26,905	6,633	10,769	44,307	128,548	4,251,326
Residential real estate:
Residential first lien	312,112	21	650	—	671	2,992	315,775
Other residential	64,207	91	38	—	129	446	64,782
Consumer:
Consumer	95,828	314	40	—	354	20	96,202
Consumer other	47,543	345	211	—	556	—	48,099
Lease financing	374,825	4,679	3,754	—	8,433	8,132	391,390
Total loans	$4,972,986	$32,355	$11,326	$10,769	$54,450	$140,138	$5,167,574

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
The following table represents, by loan portfolio segment, a summary of the loan restructuring for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
(dollars in thousands)	Balance	Count	Balance	Count
Commercial:
Commercial	$12,033	5	$61,729	8
Commercial other	552	2	1,790	17
Commercial real estate:
Commercial real estate non-owner occupied	20,013	3	31,550	5
Commercial real estate owner occupied	—	—	6,131	3
Multi-family	—	—	27,354	2
Farmland	380	2	—	—
Construction and land development	1,588	1	17,033	3
Total commercial loans	34,566	13	145,587	38
Residential real estate:
Residential first lien	185	5	402	3
Other residential	9	1	82	2
Consumer:
Consumer	—	—	44	3
Lease financing	—	—	3,301	18
Total loan restructurings	$34,760	19	$149,416	64

For the year ended December 31, 2025
(dollars in thousands)	Payment Deferral ($)	Term Extension ($)	Interest Rate Reduction / Term Extension ($)	Payment Deferral / Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$—	$11,936	$97	$—	$12,033	1.13%
Commercial other	—	—	—	552	552	0.48
Commercial real estate:
Commercial real estate non-owner occupied	—	11,986	8,027	—	20,013	1.38
Commercial real estate owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Farmland	113	—	—	267	380	0.57
Construction & land development	—	1,588	—	—	1,588	0.55
Total commercial loans	$113	$25,510	$8,124	$819	$34,566	0.91%
Residential real estate:
Residential first lien	—	185	—	—	185	0.06
Other residential	—	9	—	—	9	0.01
Consumer:
Consumer	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total	$113	$25,704	$8,124	$819	$34,760	0.80%

For the year ended December 31, 2024
(dollars in thousands)	Principal Forgiveness ($)	Payment Deferral ($)	Term Extension ($)	Interest Rate Reduction ($)	Interest Rate Reduction / Principal Forgiveness ($)	Interest Rate Reduction / Payment Deferral ($)	Interest Rate Reduction / Term Extension ($)	Payment Deferral / Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$—	$—	$61,652	$—	$—	$—	$—	$77	$61,729	7.54%
Commercial other	—	524	954	—	—	312	—	—	1,790	0.33
Commercial real estate:
Commercial real estate non-owner occupied	—	6,301	3,552	—	—	—	21,697	—	31,550	1.94
Commercial real estate owner occupied	—	—	—	—	—	—	—	6,131	6,131	1.39
Multi-family	—	—	—	—	—	—	27,354	—	27,354	6.02
Farmland	—	—	—	—	—	—	—	—	—	—
Construction & land development	—	—	7,182	9,851	—	—	—	—	17,033	5.68
Total commercial loans	$—	$6,825	$73,340	$9,851	$—	$312	$49,051	$6,208	$145,587	3.42%
Residential real estate:
Residential first lien	—	—	402	—	—	—	—	—	402	0.13
Other residential	—	—	82	—	—	—	—	—	82	0.13
Consumer:
Consumer	—	—	44	—	—	—	—	—	44	0.05
Consumer other	—	—	—	—	—	—	—	—	—	—
Lease financing	213	1,328	1,497	186	77	—	—	—	3,301	0.84
Total	$213	$8,153	$75,365	$10,037	$77	$312	$49,051	$6,208	$149,416	2.89%
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan     modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of December 31, 2025:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$12,033	$12,033
Commercial other	—	—	—	—	552	552
Commercial real estate:
Commercial real estate non-owner occupied	—	—	—	—	20,013	20,013
Commercial real estate owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Farmland	—	—	—	—	380	380
Construction and land development	—	—	—	—	1,588	1,588
Total commercial loans	—	—	—	—	34,566	34,566
Residential real estate:
Residential first lien	—	5	2	7	178	185
Other residential	—	—	—	—	9	9
Consumer:
Consumer	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Total loan restructurings	$—	$5	$2	$7	$34,753	$34,760
The following table presents the performance of such loans that have been modified in the last twelve months as of December 31, 2024:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$2,722	$—	$—	$2,722	$59,007	$61,729
Commercial other	503	36	22	561	1,229	1,790
Commercial real estate:
Commercial real estate non-owner occupied	—	—	6,301	6,301	25,249	31,550
Commercial real estate owner occupied	—	—	—	—	6,131	6,131
Multi-family	—	—	27,354	27,354	—	27,354
Construction and land development	—	—	—	—	17,033	17,033
Total commercial loans	3,225	36	33,677	36,938	108,649	145,587
Residential real estate:
Residential first lien	—	—	—	—	402	402
Other residential	—	—	—	—	82	82
Consumer:
Consumer	—	—	—	—	44	44
Lease financing	—	183	371	554	2,747	3,301
Total loan restructurings	$3,225	$219	$34,048	$37,492	$111,924	$149,416
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of December 31, 2025 and December 31, 2024:

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$430,303	$90,583	$68,878	$13,508	$25,150	$37,678	$369,376	$1,035,476
		Special mention	647	1,442	5,229	—	—	21	—	7,339
		Substandard	37	—	2,556	216	4,099	1,181	4,568	12,657
		Substandard – nonaccrual	—	70	996	4,200	426	818	709	7,219
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	430,987	92,095	77,659	17,924	29,675	39,698	374,653	1,062,691

	Commercial other	Acceptable credit quality	4,966	1,732	1,735	6,396	693	312	94,573	110,407
		Special mention	201	—	64	209	—	8	663	1,145
		Substandard	—	—	26	—	—	63	992	1,081
		Substandard – nonaccrual	—	—	500	79	311	311	1,996	3,197
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	5,167	1,732	2,325	6,684	1,004	694	98,224	115,830

Commercial real estate	Non-owner occupied	Acceptable credit quality	317,256	253,999	121,375	327,996	187,171	132,080	12,556	1,352,433
		Special mention	104	7,630	3,113	2,780	12,508	3,600	—	29,735
		Substandard	342	8,088	—	10,254	—	31,958	—	50,642
		Substandard – nonaccrual	—	9,178	—	59	—	5,847	—	15,084
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	317,702	278,895	124,488	341,089	199,679	173,485	12,556	1,447,894

	Owner occupied	Acceptable credit quality	92,863	82,708	39,146	86,498	66,979	59,816	835	428,845
		Special mention	—	841	—	—	—	630	—	1,471
		Substandard	287	358	—	—	18	1,325	—	1,988
		Substandard – nonaccrual	909	184	—	9,643	264	835	304	12,139
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	94,059	84,091	39,146	96,141	67,261	62,606	1,139	444,443

	Multi-family	Acceptable credit quality	102,138	30,280	10,233	150,482	38,456	4,473	1,101	337,163
		Special mention	—	—	7,562	17,045	—	—	—	24,607
		Substandard	—	—	—	—	5,124	35	—	5,159
		Substandard – nonaccrual	—	—	—	16,448	—	—	—	16,448
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	102,138	30,280	17,795	183,975	43,580	4,508	1,101	383,377

	Farmland	Acceptable credit quality	19,081	1,906	6,858	3,415	6,418	23,454	775	61,907
		Special mention	—	—	—	—	827	94	—	921
		Substandard	958	—	1,210	—	12	280	—	2,460
		Substandard – nonaccrual	246	—	—	—	267	1,101	48	1,662
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	20,285	1,906	8,068	3,415	7,524	24,929	823	66,950

Construction and land development		Acceptable credit quality	122,570	78,267	11,000	26,771	16,363	359	14,402	269,732
		Special mention	942	—	—	9,000	—	—	—	9,942
		Substandard	—	1,588	—	—	77	—	—	1,665
		Substandard – nonaccrual	—	155	—	—	—	—	—	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
		Subtotal	126,804	80,784	11,306	36,026	16,440	378	14,402	286,140

Total		Acceptable credit quality	1,089,177	539,475	259,225	615,066	341,230	258,172	493,618	3,595,963
		Special mention	1,894	9,913	15,968	29,034	13,335	4,353	663	75,160
		Substandard	1,624	10,034	3,792	10,470	9,330	34,842	5,560	75,652
		Substandard – nonaccrual	1,155	9,587	1,496	30,429	1,268	8,912	3,057	55,904
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
Total commercial loans			$1,097,142	$569,783	$280,787	$685,254	$365,163	$306,298	$502,898	$3,807,325

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$103,345	$100,478	$66,135	$59,613	$28,661	$39,895	$343,577	$741,704
		Special mention	54,838	—	—	—	—	60	277	55,175
		Substandard	464	2,964	626	1,311	196	1,239	5,065	11,865
		Substandard – nonaccrual	—	635	4,601	514	12	3,202	788	9,752
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	158,647	104,077	71,362	61,438	28,869	44,396	349,707	818,496

	Commercial other	Acceptable credit quality	101,877	94,515	133,745	59,701	25,688	14,016	103,794	533,336
		Special mention	1	2,132	1,100	964	197	94	—	4,488
		Substandard	—	31	—	—	—	—	30	61
		Substandard – nonaccrual	119	646	1,406	682	93	394	99	3,439
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	101,997	97,324	136,251	61,347	25,978	14,504	103,923	541,324

Commercial real estate	Non-owner occupied	Acceptable credit quality	404,475	179,499	460,447	261,886	79,830	130,160	6,729	1,523,026
		Special mention	12,392	4,079	—	178	3,988	274	—	20,911
		Substandard	62	2,061	8,149	4,190	4,463	32,739	—	51,664
		Substandard – nonaccrual	80	7,737	7,861	4,509	—	13,173	—	33,360
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	417,009	193,376	476,457	270,763	88,281	176,346	6,729	1,628,961

	Owner occupied	Acceptable credit quality	61,613	43,344	95,334	101,717	46,914	62,723	629	412,274
		Special mention	849	—	—	—	—	214	—	1,063
		Substandard	469	5,469	381	—	—	2,872	—	9,191
		Substandard – nonaccrual	317	—	16,971	264	1	421	304	18,278
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	63,248	48,813	112,686	101,981	46,915	66,230	933	440,806

	Multi-family	Acceptable credit quality	49,292	14,682	224,849	60,428	27,417	9,519	978	387,165
		Special mention	—	7,650	—	—	—	—	—	7,650
		Substandard	—	—	—	5,258	—	43	—	5,301
		Substandard – nonaccrual	27,354	8,890	—	899	—	16,990	—	54,133
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	76,646	31,222	224,849	66,585	27,417	26,552	978	454,249

	Farmland	Acceptable credit quality	4,157	9,540	4,557	16,794	10,046	19,588	1,690	66,372
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	13	—	115	—	128
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	4,157	9,540	4,557	16,807	10,046	20,803	1,738	67,648

Construction and land development		Acceptable credit quality	71,889	27,121	106,277	25,780	—	1,153	38,829	271,049
		Special mention	11,409	—	—	—	—	—	—	11,409
		Substandard	5,848	—	—	—	—	—	—	5,848
		Substandard – nonaccrual	—	—	—	8,399	—	39	—	8,438
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
		Subtotal	91,378	27,591	106,651	34,179	—	1,214	38,829	299,842

Total		Acceptable credit quality	796,648	469,179	1,091,344	585,919	218,556	277,054	496,226	3,934,926
		Special mention	79,489	13,861	1,100	1,142	4,185	642	277	100,696
		Substandard	6,843	10,525	9,156	10,772	4,659	37,008	5,095	84,058
		Substandard – nonaccrual	27,870	17,908	30,839	15,267	106	35,319	1,239	128,548
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	2,232	470	374	—	—	22	—	3,098
Total commercial loans			$913,082	$511,943	$1,132,813	$613,100	$227,506	$350,045	$502,837	$4,251,326

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the years ended December 31, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the year ended December 31, 2025
Commercial	Commercial	$—	$—	$266	$52	$581	$329	$—	$1,228
	Commercial Other	2,155	4,125	5,138	7,090	2,021	904	19,462	40,895
Commercial Real Estate	Non-owner occupied	—	87	—	7,782	—	9,363	—	17,232
	Owner occupied	—	91	—	7,144	—	16	—	7,251
	Multi-family	—	—	—	4,053	—	2,170	—	6,223
	Farmland	—	—	—	—	—	—	—	—
Construction and land development		—	—	—	—	3,302	41	—	3,343
Total gross commercial charge-offs		$2,155	$4,303	$5,404	$26,121	$5,904	$12,823	$19,462	$76,172

		Term Loans by Origination Year
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the year ended December 31, 2024
Commercial	Commercial	$—	$677	$5,174	$827	$90	$967	$342	$8,077
	Commercial Other	—	4,796	15,102	1,544	149	785	—	22,376
Commercial Real Estate	Non-owner occupied	—	—	2,610	—	138	1,018	—	3,766
	Owner occupied	—	—	—	—	—	33	—	33
	Multi-family	—	—	4,545	—	—	1,539	—	6,084
	Farmland	—	—	—	115	—	—	—	115
Construction and land development		—	—	—	17,991	—	—	—	17,991
Total gross commercial charge-offs		$—	$5,473	$27,431	$20,477	$377	$4,342	$342	$58,442
The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and leases, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of December 31, 2025 and December 31, 2024:

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$8,254	$28,464	$37,936	$60,875	$29,331	$117,847	$35	$282,742
		Nonperforming	25	—	475	239	296	2,401	—	3,436
		Subtotal	8,279	28,464	38,411	61,114	29,627	120,248	35	286,178

	Other residential	Performing	3,104	2,092	1,761	642	194	1,441	53,786	63,020
		Nonperforming	—	—	—	—	—	93	332	425
		Subtotal	3,104	2,092	1,761	642	194	1,534	54,118	63,445

Consumer	Consumer	Performing	33,113	16,117	14,210	11,576	18,018	5,571	1,040	99,645
		Nonperforming	—	3	23	4	—	16	1	47
		Subtotal	33,113	16,120	14,233	11,580	18,018	5,587	1,041	99,692

	Consumer other	Performing	—	—	326	30,970	5,874	7,213	—	44,383
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	326	30,970	5,874	7,213	—	44,383

Leases financing		Performing	5,664	7,833	12,837	17,399	4,533	1,553	—	49,819
		Nonperforming	—	442	60	327	321	12	—	1,162
		Subtotal	5,664	8,275	12,897	17,726	4,854	1,565	—	50,981

Total		Performing	50,135	54,506	67,070	121,462	57,950	133,625	54,861	539,609
		Nonperforming	25	445	558	570	617	2,522	333	5,070
Total other loans			$50,160	$54,951	$67,628	$122,032	$58,567	$136,147	$55,194	$544,679

			December 31, 2024
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2024	2023	2022	2021	2020	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$29,754	$41,263	$69,334	$35,539	$27,282	$109,572	$39	$312,783
		Nonperforming	—	137	196	312	139	2,208	—	2,992
		Subtotal	29,754	41,400	69,530	35,851	27,421	111,780	39	315,775

	Other residential	Performing	2,620	2,218	874	257	308	1,822	56,237	64,336
		Nonperforming	—	—	—	—	—	148	298	446
		Subtotal	2,620	2,218	874	257	308	1,970	56,535	64,782

Consumer	Consumer	Performing	22,405	21,182	16,636	23,632	3,542	7,874	911	96,182
		Nonperforming	—	—	5	—	—	12	3	20
		Subtotal	22,405	21,182	16,641	23,632	3,542	7,886	914	96,202

	Consumer other	Performing	—	536	29,939	7,510	3,677	6,437	—	48,099
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	536	29,939	7,510	3,677	6,437	—	48,099

Leases financing		Performing	94,432	96,171	106,809	44,213	24,774	16,859	—	383,258
		Nonperforming	77	3,720	3,017	992	239	87	—	8,132
		Subtotal	94,509	99,891	109,826	45,205	25,013	16,946	—	391,390

Total
		Performing	149,211	161,370	223,592	111,151	59,583	142,564	57,187	904,658
		Nonperforming	77	3,857	3,218	1,304	378	2,455	301	11,590
Total other loans			$149,288	$165,227	$226,810	$112,455	$59,961	$145,019	$57,488	$916,248

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the years ended December 31, 2025 and 2024:

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the year ended December 31, 2025
Residential real estate	Residential first lien	$—	$—	$112	$—	$—	$27	$—	$139
	Other residential	—	—	—	25	—	42	81	148
Consumer	Consumer	37	60	31	5	—	4	19	156
	Consumer other	103	132	91	953	362	1,334	—	2,975
Lease financing		2,067	5,627	10,869	8,802	2,483	1,486	—	31,334
Total gross other charge-offs		$2,207	$5,819	$11,103	$9,785	$2,845	$2,893	$100	$34,752

		Term Loans
(dollars in thousands)		2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
For the year ended December 31, 2024
Residential real estate	Residential first lien	$—	$128	$11	$25	$—	$483	$—	$647
	Other residential	—	—	16	—	—	7	147	170
Consumer	Consumer	13	73	36	11	17	27	10	187
	Consumer other	5	28,143	47,205	12,567	5,413	4,531	—	97,864
Lease financing		—	3,735	6,986	2,291	544	767	—	14,323
Total gross other charge-offs		$18	$32,079	$54,254	$14,894	$5,974	$5,815	$157	$113,191

NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at December 31, 2025 and December 31, 2024 is as follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Land	$15,856	$15,986
Buildings and improvements	86,429	83,296
Furniture and equipment	38,303	36,526
Lease right-of-use assets	8,117	8,830
Total	148,705	144,638
Accumulated depreciation	(63,571)	(58,928)
Premises and equipment, net	$85,134	$85,710
    Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $4.9 million, $5.0 million, and $4.8 million, respectively.
The Company has entered into operating leases, primarily for banking offices, operating facilities and ATMs, which have remaining lease terms of 8 months to 12 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $8.1 million and $8.8 million as of December 31, 2025 and December 31, 2024, respectively, included in premises and equipment, net on our consolidated balance sheets. The operating lease liabilities of the Company were $9.3 million as of December 31, 2025, and $10.1 million as of December 31, 2024, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the years ended December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Operating lease cost	$1,943	$1,989
Operating cash flows from leases	1,977	2,373
Right-of-use assets obtained in exchange for lease obligations	873	2,889
Weighted average remaining lease term	6.1 years	6.9 years
Weighted average discount rate	3.72%	3.66%
Net rent expense under operating leases, included in occupancy and equipment expense, was $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The projected minimum rental payments under the terms of the leases as of December 31, 2025 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2026	$1,801
2027	1,900
2028	1,847
2029	1,647
2030	1,067
Thereafter	2,190
Total future minimum lease payments	10,452
Less imputed interest	(1,143)
Total operating lease liabilities	$9,309

NOTE 5 - OPERATING LEASES - LESSOR
The Company provided financing for various types of equipment through operating leasing arrangements, which was carried at cost less accumulated depreciation in other assets on our consolidated balance sheets. During the fourth quarter of 2025, the Company sold $21.8 million in operating leases, which represented all operating leases carried on our balance sheet prior to the sale. The Company had equipment leased to others of $30.7 million, net of accumulated depreciation of $18.1 million at December 31, 2024. The Company recorded lease income related to lease payments for operating leases in other income on our consolidated statements of income of $10.0 million and $16.1 million for the year ended December 31, 2025 and 2024, respectively. Depreciation expense related to leased equipment was $7.8 million and $12.6 million for the year ended December 31, 2025 and 2024, respectively.
NOTE 6 – LOAN SERVICING RIGHTS
A summary of loan servicing rights at December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Serviced Loans	Carrying Value	Serviced Loans	Carrying Value
Commercial FHA	$1,224,743	$11,604	$1,904,843	$17,053
SBA	33,749	328	42,152	451
Residential	—	—	197,161	338
Commercial FHA held for sale	540,842	3,409	—	—
Residential held for sale	164,671	252	—	—
Total	$1,964,005	$15,593	$2,144,156	$17,842
Commercial FHA Mortgage Loan Servicing
The fair value of commercial FHA loan servicing rights is determined using key assumptions, representing both general economic and other published information, including the assumed earnings rates related to escrow and replacement reserves, and the weighted average characteristics of the commercial portfolio, including the prepayment rate and discount rate. The prepayment rate considered many factors as appropriate, including lockouts, balloons, prepayment penalties, interest rate ranges, delinquencies, and geographic location. The discount rate was based on an average pre-tax internal rate of return utilized by market participants in pricing the servicing portfolio. Significant increases or decreases in any one of these assumptions would result in a significantly lower or higher fair value measurement. The weighted average prepayment rate and weighted average discount rate was 8.50% and 8.36% , respectively, at December 31, 2025.
Changes in our commercial FHA loan servicing rights for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Loan servicing rights:
Balance, beginning of period	$17,053	$19,273	$—
Servicing rights transferred from (to) held for sale	(3,409)	—	20,473
Amortization	(2,040)	(2,220)	(1,200)
Balance, end of period	$11,604	$17,053	$19,273
Fair value:
At beginning of period	$25,916	$32,469	$—
At end of period	19,597	25,916	32,469

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended December 31, 2025 and December 31, 2024, by reportable segment, is as follows:

(dollars in thousands)	Banking	Wealth Management	Total
Balance at December 31, 2023	$157,158	$4,746	$161,904
Accumulated impairment losses	—	—	—
Balance at December 31, 2024	157,158	4,746	161,904
Accumulated impairment losses	153,977	—	153,977
Balance at December 31, 2025	$3,181	$4,746	$7,927
    Annually, the Company performs an impairment test of goodwill as of August 31. See Note 1 for additional information. Based on the results of our annual impairment tests, we concluded that no goodwill impairment existed as of December 31, 2025 and December 31, 2024.
In the first quarter of 2025, we determined that a triggering event had occurred at in the Company's Banking reporting unit as a result of deteriorated credit quality coupled with trends in the Company's stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized a $154.0 million goodwill impairment charge in the first quarter of 2025.
The Company’s intangible assets, consisting of core deposit and customer relationship intangibles, as of December 31, 2025 and December 31, 2024 are summarized as follows:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Core deposit intangibles	$58,914	$(53,385)	$5,529	$58,914	$(51,186)	$7,728
Customer relationship intangibles	15,918	(12,571)	3,347	15,918	(11,546)	4,372
Total intangible assets	$74,832	$(65,956)	$8,876	$74,832	$(62,732)	$12,100
Amortization of intangible assets was $3.2 million, $4.0 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)	Amount
Year ending December 31,
2026	$2,672
2027	2,101
2028	1,582
2029	1,066
2030	634
Thereafter	821
Total	$8,876

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
Derivatives qualifying for hedge accounting include pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio. Derivatives designated as fair value hedges include pay-fixed swaps of certain securities within our available-for-sale portfolio, interest rate floor contracts of the expected future cash flows in the form of interest receipts on a portion of our commercial and commercial real estate loans, and receive-fixed swaps of specific fixed-rate unsecured debt obligations and fixed-rate FHLB advances. Both the cash flow and fair value hedges were determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.
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

	December 31, 2025			December 31, 2024
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges
Interest rate contracts
Fair value hedges
Investment securities available for sale	$608	$2,901	$228,157	$2,653	$654	$167,363
Cash flow hedges
Investment securities available for sale	754	—	90,000	—	—	—
Pools of commercial and commercial real estate loans	1,528	1,180	300,000	—	4,502	200,000
FHLB advances, brokered CDs and other borrowings	29	502	125,000	863	281	75,000
Total derivatives designated as accounting hedges	$2,919	$4,583	$743,157	$3,516	$5,437	$442,363
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	$395	$395	$52,637	$218	$218	$54,390
Interest rate lock commitments	137	—	4,594	71	—	3,907
Forward commitments to sell mortgage-backed securities	—	21	9,179	32	—	10,198
Total derivatives not designated as accounting hedges	$532	$416	$66,410	$321	$218	$68,495
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Investment securities available for sale	$352,968	$286,982	$(2,293)	$3,323
Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income.

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2025	2024		2025	2024
Years Ended December 31,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Investment securities available for sale	Interest income on investment securities available for sale	$(4,292)	$3,362	Interest income on investment securities available for sale	$4,444	$(3,257)

The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income.

	Gain (loss) recognized in AOCI on derivative			Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2025	2024	2023		2025	2024	2023
Years Ended December 31,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$3,202	$(3,705)	$(2,242)	Interest income on loans	$(393)	$(5,857)	$(5,588)
Investment securities available for sale	(52)	—		Interest income on investment securities	(192)	—
FHLB advances, brokered CDs and other borrowings	(1,420)	2,013	(210)	Interest expense	(108)	966	324
Total gain (loss) on cash flow hedging relationships	$1,730	$(1,692)	$(2,452)		$(693)	$(4,891)	$(5,264)
During the next 12 months, we estimate $1.9 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income.

(dollars in thousands)	Location of gain (loss) recognized in income on derivative	2025	2024	2023
Years Ended December 31,
Gain (loss) on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$13	$123	$(70)
	Other income	—	—	15
Total gain (loss) on derivative instruments not designated as accounting hedges		$13	$123	$(55)
Credit Enhancement Derivatives
Through December 30, 2025 and in 2024, the Company recognized derivative instruments associated with agreements entered into with third-party providers that support loan programs for which the Company originates and holds loans on its balance sheet. These third-party agreements included contractual credit enhancements that transfer certain risks and benefits to or from the Company, resulting in recognition of a derivative. Effective December 31, 2025, the Company revised its contract pertaining to its sole third-party lending arrangement program, and as a result of those contractual changes, the credit enhancements no longer met the definition of a derivative under ASC 815. The value of the derivatives as of December 31, 2024 consisted primarily of two components: (1) the credit loss reimbursement value, representing the present value of expected future payments from the third party for loan losses, and (2) the interest yield guarantee value, representing the present value of cash flows the Company expects to receive to ensure a minimum yield (e.g., Prime + 2%) on the portfolio when actual borrower payments fall short. Under certain programs, additional features such as reimbursement for waived promotional interest are also included in the derivative valuation.
The fair value of these derivative instruments was $16.8 million as of December 31, 2024. The Company utilized a third-party valuation specialist to estimate fair value using the income approach, based on the present value of expected future cash flows. The valuation relies on Level 3 unobservable inputs, including assumptions regarding credit loss rates, borrower prepayments, program yield performance, and discount rates. Changes in fair value were recorded in noninterest income, and the Company does not apply hedge accounting to these instruments.

The following table summarizes the most significant inputs and assumptions in determining the value of the credit enhancement derivatives as well as the resulting fair value as of December 31, 2024:

December 31, 2024
MacTools commercial portfolio
Weighted average interest rate	9.50%
Implied/selected cohort default rate (CDR)	15.00%
Selected LGD	85.00%
Annual expected loss	12.75%
Credit mark	(20.66)%
Interest mark	10.04%
Fair value of derivative	10.61%
NOTE 9 – DEPOSITS
The following table summarizes the classification of deposits as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Noninterest-bearing demand	$1,040,411	$1,055,564
Interest-bearing:
Checking	1,855,215	2,378,256
Money market	1,248,942	1,173,630
Savings	487,742	507,305
Time	792,069	1,082,488
Total deposits	$5,424,379	$6,197,243
Included in time deposits are time certificates of $250,000 or more of $139.6 million and $166.8 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2026	$654,937
2027	101,629
2028	23,892
2029	3,630
2030	7,981
Thereafter	—
Total	$792,069

NOTE 10 – FHLB ADVANCES
The following table summarizes our FHLB advances as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
FHLB advances – fixed rate, fixed term at rates averaging 4.08% and 4.50% at December 31, 2025 and December 31, 2024 - maturing through October 2029	$168,000	$133,000
FHLB advances – putable fixed rate at rates averaging 4.00% and 3.69% at December 31, 2025 and December 31, 2024, respectively – maturing through July 2034 with call provisions through February 2026	125,000	125,000
Total FHLB advances	$293,000	$258,000

    The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.87 billion and $3.23 billion at December 31, 2025 and December 31, 2024, respectively. Based on this collateral, the Company was eligible to borrow $1.11 billion from the FHLB at December 31, 2025.
Contractual payments over the next five years for FHLB advances were as follows:

(dollars in thousands)	Amount
Year Ending December 31,
2026	$110,000
2027	—
2028	45,000
2029	113,000
2030	—
Thereafter	25,000
Total	$293,000
NOTE 11 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at December 31, 2025 and December 31, 2024:

	Subordinated debt
	Fixed to Float
(dollars in thousands)	Issued September 2019	Issued September 2019	Total
At December 31, 2025
Outstanding amount	$—	$27,250	$27,250
Carrying amount	—	27,019	27,019
Current rate	—%	5.50%
At December 31, 2024
Outstanding amount	$50,750	$27,250	$78,000
Carrying amount	50,750	26,999	77,749
Current rate	7.94%	5.50%
Maturity date	9/30/2029	9/30/2034
Optional redemption date	9/30/2024	9/30/2029
Fixed to variable conversion date	9/30/2024	9/30/2029
Variable rate	3-month SOFR plus 3.61%	3-month SOFR plus 4.05%
Interest payment terms	Semiannually through 9/30/2024; Quarterly for all subsequent periods	Semiannually through 9/30/2029; Quarterly for all subsequent periods
The value of subordinated debentures have been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. All of the subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.
On September 30, 2025, the Company redeemed all of our outstanding Fixed-to-Floating Rate Subordinated Notes due September 30, 2029, with an interest rate of 7.91%, which had an aggregate principal amount of $50.8 million. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest. The interest rate on the subordinated notes was 7.91% (resulting in approximately $4 million of annual interest expense). The Company's $27.3 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due September 30, 2034, with an interest rate of 5.50% as of September 30, 2025, remain outstanding.

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
The following table summarizes the terms of each issuance:

						At December 31, 2025		At December 31, 2024
(dollars in thousands)	Date of issuance	Issuance Amount	Shares Issued	Variable Rate	Maturity Date	Carrying Amount	Rate	Carrying Amount	Rate
Grant Park Statutory Trust I	12/19/2003	$3,093	3,000	SOFR plus 2.85%	1/23/2034	$2,534	6.95%	$2,493	7.70%
Midland States Preferred Securities Trust	3/26/2004	10,310	10,000	SOFR plus 2.75%	4/23/2034	10,288	6.87%	10,286	7.64%
Centrue Statutory Trust II	4/22/2004	10,310	10,000	SOFR plus 2.65%	6/17/2034	8,693	6.62%	8,577	7.26%
Love Savings/Heartland Capital Trust III	11/30/2006	20,619	20,000	SOFR plus 1.75%	12/31/2036	15,572	5.73%	15,328	6.37%
Love Savings/Heartland Capital Trust IV	6/6/2007	20,619	20,000	SOFR plus 1.47%	9/6/2037	14,770	5.47%	14,521	6.18%
Total trust preferred debentures		$64,951				$51,857		$51,205
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

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the year ended December 31, 2025
Balance, beginning of period	$(79,021)	$(2,939)	$(81,960)
Other comprehensive income (loss) before reclassifications	19,926	1,312	21,238
Amounts reclassified from AOCI to income(1)	(122)	511	389
Balance, end of period	$(59,217)	$(1,116)	$(60,333)
Changes in AOCI for the year ended December 31, 2024
Balance, beginning of period	$(71,508)	$(5,245)	$(76,753)
Other comprehensive income (loss) before reclassifications	(7,577)	(1,276)	(8,853)
Amounts reclassified from AOCI to income(1)	64	3,582	3,646
Balance, end of period	$(79,021)	$(2,939)	$(81,960)
Changes in AOCI for the Year Ended December 31, 2023
Balance, beginning of period	$(76,499)	$(7,298)	$(83,797)
Other comprehensive income (loss) before reclassifications	(1,900)	(1,740)	(3,640)
Amounts reclassified from AOCI to income(1)	6,891	3,793	10,684
Balance, end of period	$(71,508)	$(5,245)	$(76,753)
(1) See table below for details related to reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Details about AOCI components	Amounts reclassified from AOCI			Affected line item in the statement of income
Unrealized gains and losses on investment securities available for sale	$152	$142	$—	Interest income (expense)
	14	(230)	(9,372)	Gain (loss) on sales of investment securities, net
	(44)	24	2,481	Income tax (expense) benefit
	$122	$(64)	$(6,891)	Net income (loss)

Gains and losses on cash flow hedges	$(693)	$(4,891)	$(5,264)	Interest income (expense)
	182	1,309	1,471	Income tax (expense) benefit
	$(511)	$(3,582)	$(3,793)	Net income (loss)

NOTE 14 – INCOME TAXES
The Company operates solely within the United States, and as a result all pre-tax book income is derived from domestic operations.
The components of income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows:

(dollars in thousands)	2025	2024	2023
Federal:
Current	$12,881	$13,592	$25,420
Deferred	(7,811)	(6,249)	(5,805)
State:
Current	3,890	(201)	9,296
Deferred	453	1,714	(2,104)
Total income tax expense	$9,413	$8,856	$26,807
The Company’s income tax expense differed from the statutory federal rate of 21% for the years ended December 31, 2025, 2024 and 2023 as follows:

(dollars in thousands)	2025		2024		2023
US federal statutory income tax rate	$(24,122)	21.00%	$9,849	21.00%	$18,472	21.00%
Domestic state and local taxes, net of federal effect(1)	3,431	(2.99)	1,196	2.55	5,682	6.46
Domestic federal
Tax credits, net of amortization	(80)	0.07	409	0.87	(155)	(0.18)
Nontaxable and nondeductible items
Tax-exempt income, net(2)	(2,418)	2.10	(2,116)	(4.51)	(1,762)	(2.00)
Surrender of company-owned life insurance policies	—	—	—	—	3,756	4.27
Nondeductible goodwill impairment	32,335	(28.15)	—	—	—	—
Other nontaxable and nondeductible items	124	(0.11)	198	0.42	201	0.23
Valuation allowance	103	(0.09)	40	0.09	53	0.06
Other	40	(0.03)	(720)	(1.54)	560	0.64
Actual income tax expense and effective tax rate	$9,413	(8.20)%	$8,856	18.88%	$26,807	30.48%
(1) During the years ended December 31, 2025, 2024 and 2023, state taxes in Illinois comprised greater than 50% of the tax effect in this category.
(2) During the years ended December 31, 2025 2024 and 2023, tax-exempt income, net, primarily included tax-exempt interest income on municipal securities and increases in the cash surrender value of bank-owned life insurance. During the year ended December 31, 2023, tax-exempt income, net, also included underwriting income earned by the Company's captive insurance subsidiary that has elected to be taxed under Internal Revenue Code Section 831(b).

Deferred tax assets, net in the accompanying consolidated balance sheets at December 31, 2025 and 2024 include the following amounts of deferred tax assets and liabilities:

(dollars in thousands)	2025	2024
Assets:
Allowance for credit losses on loans	$18,170	$29,191
Deferred loan costs, net of fees	1,419	—
Deferred compensation	1,986	2,050
Tax credits	591	8,796
Unrealized loss on securities	20,276	28,547
Unrealized loss on derivatives	523	504
Net operating losses	6,365	7,290
Operating lease liabilities	2,444	2,654
Other, net	5,435	7,521
Deferred tax assets	57,209	86,553
Valuation allowance	(416)	(287)
Deferred tax assets, net of valuation allowance	56,793	86,266
Liabilities:
Premises and equipment	1,201	1,177
Mortgage servicing rights	2,937	3,524
Fair value adjustment on trust preferred debentures	3,423	3,593
Deferred loan costs, net of fees	—	1,457
Intangible assets	2,161	2,783
Leased equipment	484	15,981
Operating lease right-of-use assets	2,131	2,318
Other, net	5,141	7,414
Deferred tax liabilities	17,478	38,247
Deferred tax assets, net	$39,315	$48,019
The components of income taxes paid for the years ended December 31, 2025, 2024 and 2023 were as follows:

(dollars in thousands)	2025	2024	2023
US federal	$812	$15,000	$15,000
US state and local
California	105	*	*
Florida	120	*	*
Illinois	—	4,500	5,600
Indiana	125	*	*
Texas	152	*	*
Other	266	3,043	4,520
Total income taxes paid	$1,580	$22,543	$25,120
*Jurisdiction below the 5% disclosure threshold for the period presented.
At December 31, 2025 and 2024, the accumulation of the prior year’s earnings representing tax bad debt deductions was approximately $3.1 million for both years. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not expected that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

The Company had $25.7 million of federal net operating loss carryforwards expiring 2026 through 2035, $12.8 million of Illinois post-apportioned net operating loss carryforwards expiring 2030 through 2031 and $25.7 million of Missouri pre-apportioned net operating loss carryforwards expiring 2026 through 2035 at December 31, 2025. The utilization of the federal and Missouri net operating losses are subject to the limitations of Internal Revenue Code Section 382. The utilization of the Illinois net operating loss is limited to $100,000 per year for years 2021 through 2023 and $500,000 per year for years 2024 and 2025, and years under which net operating losses are suspended do not count toward the number of carryforward years.
The Company has state tax credit carryforwards of $0.7 million with a five year carryforward period, expiring between 2026 and 2030. Any amounts that are expected to expire before being fully utilized have been accounted for through a valuation allowance as discussed below.
The deferred tax asset associated with the unrealized losses on securities is mainly a result of changes in interest rates, and the unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach their respective maturity dates.
We had no unrecognized tax benefits as of December 31, 2025 and 2024, and did not recognize any increase of unrecognized benefits during 2025 relative to any tax positions taken during the year.
Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2025 and 2024.
Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. At December 31, 2025, the Company concluded, based on all available evidence, a valuation allowance was needed for the Company’s deferred tax asset related to capital loss carry forwards. An addition was made to the $287,000 valuation allowance from December 31, 2024 in the amount of $129,000, resulting in a valuation allowance of $416,000 at December 31, 2025 for the estimated capital losses that will not be able to be utilized in the future. For the Company's remaining deferred tax assets, based on our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.
The Company is subject to U.S. federal income tax as well as income tax of various states. Years that remain open for potential review by the Internal Revenue Service are 2022 through 2024 and by state taxing authorities are 2021 through 2024.
NOTE 15 – RETIREMENT PLANS
Profit Sharing Plan
We sponsor the Midland States Bank 401(k) Profit Sharing Plan, which provides retirement benefits to substantially all of our employees. The 401(k) component of the plan allows participants to defer a portion of their compensation ranging from 1% to 100%. Such deferrals accumulate on a tax deferred basis until the participant withdraws the funds. The Company matches 50% of participant contributions up to 6% of their compensation. Total expense recorded for the Company match was $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. There were no employer discretionary profit sharing contributions made to the 401(k) plan in 2025, 2024 and 2023.
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

The following table summarizes the activity in the asset and liability balances of the executive officer nonqualified deferred compensation arrangement for the years ended December 31, 2025, 2024, and 2023:

(dollars in thousands)	2025	2024	2023
Beginning balance, trust asset	$3,873	$3,580	$3,294
Contributions	72	268	255
Gain (loss) on trust assets	294	529	427
Distributions	(882)	(504)	(396)
Ending balance, trust asset	$3,357	$3,873	$3,580

Beginning balance, deferred compensation liability	$3,873	$3,580	$3,294
Employee deferrals	72	268	255
Expense (benefit) on deferred compensation liability	294	529	427
Distributions	(882)	(504)	(396)
Ending balance, deferred compensation liability	$3,357	$3,873	$3,580
Certain directors also participate in a nonqualified deferred compensation arrangement. The deferred compensation liability is reflected in other liabilities with the associated expense recognized in other noninterest expense.
The following table summarizes the activity in the liability balance of the director nonqualified deferred compensation arrangement for the years ended December 31, 2025, 2024, and 2023:

(dollars in thousands)	2025	2024	2023
Beginning balance, deferred compensation liability	$6,558	$6,053	$6,137
Deferred compensation	471	484	396
Expense on deferred compensation liability	407	345	323
Distributions	(237)	(324)	(803)
Ending balance, deferred compensation liability	$7,199	$6,558	$6,053
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

The final determination letter was received in January 2025, and we distributed assets to plan participants totaling $0.5 million in 2025.

There was no net periodic benefit cost for the year ended December 31, 2025. The following table details the components of the net periodic benefit cost for the year ended December 31, 2024:

(dollars in thousands)	2024
Service cost	$—
Interest cost	625
Expected return on plan assets	(464)
Amortization of transition obligation	—
Net periodic benefit cost	$161
Assumptions used to determine net periodic benefit cost in 2024:

2024
Discount rate	4.85%
Expected long-term return on plan assets	4.85%
Rate of compensation increase	N/A
Previously, costs for administration, shortfalls in funds to maintain the frozen level of benefit coverage and differences of actuarial assumptions related to the frozen benefits were expensed as incurred.
The following table provides a comparison of obligations to plan assets in 2024:

(dollars in thousands)	December 31, 2024
Projected benefit obligation	$12,482
Accumulated benefit obligation	12,482
Fair value of plan assets	11,791
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
Total compensation cost that has been charged against income under the plans was $2.9 million, $3.0 million and $2.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Restricted Stock
Restricted stock awards require certain service requirements and have a vesting period of four years. Compensation expense is recognized on a straight-line basis over the vesting period of the award based on the fair value of the stock at the date of grant.

A summary of the activity for restricted stock awards and restricted stock unit awards for the year follows:

	Number outstanding	Weighted average grant due fair value
Nonvested, beginning of year	398,580	$25.39
Granted	344,758	15.30
Vested	(101,781)	25.48
Forfeited	(103,060)	25.00
Nonvested, end of year	538,497	18.98
As of December 31, 2025, there was $9.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 3 years.
The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $1.6 million, $3.0 million and $2.1 million, respectively.
Stock Options
The Company awards stock options to employees with an exercise price equal to the market price of the Company's common stock at the date of the grant and those awards, typically, have a vesting period of four years and a ten-year contractual term.
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
The Company did not grant stock options in the years ended 2025, 2024, or 2023.
The summary of our stock option activity for the year ended December 31, 2025 is as follows:

	2025
	Shares	Weighted average exercise price	Weighted average remaining contractual life
Option outstanding, beginning of year	274,861	$27.54
Options granted	—	N/A
Options exercised	—	N/A
Options forfeited	(28,201)	28.43
Options expired	(70,797)	24.88
Options outstanding, end of year	175,863	28.46	5.39 years
Options exercisable	143,628	28.47	5.06 years
Options vested and expected to vest	175,863	28.46	5.39 years
As of December 31, 2025, the Company had 175,863 stock options outstanding, of which 143,628 were exercisable, with a weighted-average exercise price of $28.47. As of December 31, 2025, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options granted under our 2019 Incentive Plan. This cost is expected to be recognized over a period of 0.83 years.
The following table includes information related to stock option exercises for the years ended December 31, 2025, 2024, and 2023.

(dollars in thousands)	2025	2024	2023
Cash received from options exercised	$—	$692	$783
Intrinsic value from options exercised	—	195	230
Tax benefit from options exercised	—	41	48
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

NOTE 18 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the years ended 2025, 2024, and 2023:

	Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Net income (loss)	$(124,281)	$38,044	$61,155
Preferred dividends declared	(8,913)	(8,913)	(8,913)
Net income (loss) available to common shareholders	(133,194)	29,131	52,242
Common shareholder dividends	(27,147)	(26,622)	(26,234)
Unvested restricted stock award dividends	(532)	(450)	(339)
Undistributed earnings to unvested restricted stock awards	—	(33)	(311)
Undistributed earnings (loss) to common shareholders	$(160,873)	$2,026	$25,358
Basic
Distributed earnings to common shareholders	$27,147	$26,622	$26,234
Undistributed earnings (loss) to common shareholders	(160,873)	2,026	25,358
Total common shareholders earnings (loss), basic	$(133,726)	$28,648	$51,592
Diluted
Distributed earnings to common shareholders	$27,147	$26,622	$26,234
Undistributed earnings (loss) to common shareholders	(160,873)	2,026	25,358
Total common shareholders earnings (loss)	(133,726)	28,648	51,592
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	—
Total common shareholders earnings (loss), diluted	$(133,726)	$28,648	$51,592
Weighted average common shares outstanding, basic	21,833,098	21,731,689	22,115,869
Dilutive effect of options	—	6,269	8,533
Weighted average common shares outstanding, diluted	21,833,098	21,737,958	22,124,402
Basic earnings (loss) per common share	$(6.12)	$1.32	$2.33
Diluted earnings (loss) per common share	$(6.12)	$1.32	$2.33

Antidilutive stock options(1)	175,863	274,861	302,020
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

At December 31, 2025, the Company and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of "well-capitalized" based on the most recent regulatory notification. There have been no conditions or events since that notification that management believes have changed the Bank's category.
At December 31, 2025 and 2024, the Company’s and the Bank’s actual and required capital ratios were as follows:

	Actual		Fully Phased-In Regulatory Guidelines Minimum		Required to be Well Capitalized Under Prompt Corrective Action Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
December 31, 2025
Total risk-based capital ratio
Midland States Bancorp, Inc.	$763,166	15.16%	$528,490	10.50%	N/A	N/A
Midland States Bank	717,445	14.27	527,743	10.50	$502,613	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	673,108	13.37	427,825	8.50	N/A	N/A
Midland States Bank	654,494	13.02	427,221	8.50	402,090	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	497,609	9.89	352,327	7.00	N/A	N/A
Midland States Bank	654,494	13.02	351,829	7.00	326,698	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	673,108	9.90	272,089	4.00	N/A	N/A
Midland States Bank	654,494	9.63	271,806	4.00	339,758	5.00

December 31, 2024
Total risk-based capital ratio
Midland States Bancorp, Inc.	$833,709	13.07%	$669,998	10.50%	N/A	N/A
Midland States Bank	792,327	12.43	669,052	10.50	$637,192	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	685,934	10.75	542,379	8.50	N/A	N/A
Midland States Bank	712,263	11.18	541,614	8.50	509,754	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	510,435	8.00	446,665	7.00	N/A	N/A
Midland States Bank	712,263	11.18	446,035	7.00	414,175	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	685,934	9.03	255,237	4.00	N/A	N/A
Midland States Bank	712,263	9.38	254,877	4.00	318,596	5.00
(1) Total risk-based capital ratio, Tier 1 risk-based capital ratio and Common equity tier 1 risk-based capital ratio include the capital conservation buffer of 2.5%.
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities. The fair value of investment securities available for sale are determined by quoted market prices, if available (Level 1). For investment securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For investment securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 are not actively traded, and as a result, fair value is determined utilizing third-party valuation services through consensus pricing. There were no transfers between Levels 1, 2 or 3 during the period presented for assets measured at fair value on a recurring basis. The fair value of equity securities is determined using quoted prices or market prices for similar securities (Level 1).
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
Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at December 31, 2025 and December 31, 2024, are summarized below:

	December 31, 2025
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$19,823	$—	$19,823	$—
Mortgage-backed securities - agency	1,193,750	—	1,193,750	—
Mortgage-backed securities - non-agency	97,089	—	97,089	—
Asset-backed student loans	34,215	—	34,215	—
State and municipal securities	73,458	—	73,458	—
Collateralized loan obligations	46,854	—	46,854	—
Corporate securities	57,812	—	57,812	—
Equity securities	4,235	4,235	—	—
Residential loans held for sale	7,781	—	7,781	—
Credit enhancement asset	12,557	—	—	12,557
Derivative assets	3,451	—	3,451	—
Total	$1,551,025	$4,235	$1,534,233	$12,557
Liabilities
Derivative liabilities	$4,999	$—	$4,999	$—
Total	$4,999	$—	$4,999	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans:
Commercial	$8,136	$—	$—	$8,136
Commercial real estate	40,324	—	—	40,324
Residential real estate	592	—	—	592
Other real estate owned	606	—	—	606

	December 31, 2024
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$20,141	$—	$20,141	$—
Mortgage-backed securities - agency	847,056	—	847,056	—
Mortgage-backed securities - non-agency	101,012	—	101,012	—
Asset-backed student loans	49,973	—	49,973	—
State and municipal securities	69,061	—	69,061	—
Collateralized loan obligations	40,450	—	40,450	—
Corporate securities	79,881	—	79,881	—
Equity securities	4,792	4,792	—	—
Residential loans held for sale	8,228	—	8,228	—
Derivative assets	3,837	—	3,837	—
Total	$1,224,431	$4,792	$1,219,639	$—
Liabilities
Derivative liabilities	$5,655	$—	$5,655	$—
Total	$5,655	$—	$5,655	$—

Assets measured at fair value on a non-recurring basis:
Nonperforming loans:
Commercial	$8,628	$—	$—	$8,628
Commercial real estate	102,548	—	—	102,548
Construction and land development	8,438	—	—	8,438
Residential real estate	302	—	—	302
Lease financing	306	—	—	306
Consumer loans held for sale	336,719	—	—	336,719
Other real estate owned	4,941	—	—	4,941
Credit enhancement asset	16,804	—	—	16,804
    The following table presents losses recognized on assets measured on a nonrecurring basis for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Nonperforming loans	$21,619	$21,317	$19,421
Other real estate owned	—	4,866	—
Total losses on assets measured on a nonrecurring basis	$21,619	$26,183	$19,421

    The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at December 31, 2025 and December 31, 2024:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Discount Rate Range (weighted average)(1)
December 31, 2025
Nonperforming loans:
Commercial	$8,136	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00%- 0.00% (0.00%)
Commercial real estate	40,324	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 100.00% (4.79%)
Residential real estate	592	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00%- 0.00% (0.00%)
Other real estate owned	606	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	54.10% - 70.67% (58.17%)

December 31, 2024
Nonperforming loans:
Commercial	$8,628	Fair value of collateral	Discount to reflect current market conditions and ultimate collectability	0.00% - 0.00% (0.00%)
Commercial real estate	102,548	Fair value of collateral	Discount to reflect current market conditions and ultimate collectability	0.00% - 9.20% (0.62%)
Construction and land development	8,438	Fair value of collateral	Discount to reflect current market conditions and ultimate collectability	0.00% - 0.00% (0.00%)
Residential real estate	302	Fair value of collateral	Discount to reflect current market conditions and ultimate collectability	0.00% - 0.00%(0.00%)
Lease financing	306	Fair value of collateral	Discount to reflect current market conditions and ultimate collectability	34.15% - 34.15% (34.15%)
Other real estate owned	4,941	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 43.54% (10.68%.)
Consumer loans held for sale(2)	336,719	Discounted cash flow	Discount rate	8.98%
Credit enhancement asset	16,804	Income approach	Discount rate	10.61%
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$7,781	$390	$7,391	$8,228	$282	$7,946

The following table presents the amount of gains from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Residential loans held for sale	$85	$47	$163
    The carrying values and estimated fair value of certain financial instruments not carried at fair value at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$127,279	$127,279	$127,279	$—	$—
Federal funds sold	532	532	532	—	—
Loans, net	4,282,785	4,229,483	—	—	4,229,483
Accrued interest receivable	23,824	23,824	—	23,824	—

Liabilities
Deposits	$5,424,379	$5,421,497	$—	$5,421,497	$—
Short-term borrowings	60,181	60,181	50,000	10,181	—
FHLB and other borrowings	293,000	295,047	—	295,047	—
Subordinated debt	27,019	23,005	—	23,005	—
Trust preferred debentures	51,857	48,626	—	48,626	—

	December 31, 2024
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$114,055	$114,055	$114,055	$—	$—
Federal funds sold	711	711	711	—	—
Loans, net	5,056,370	4,872,824	—	—	4,872,824
Accrued interest receivable	25,329	25,329	—	25,329	—

Liabilities
Deposits	$6,197,243	$6,183,807	$—	$6,183,807	$—
Short-term borrowings	87,499	87,499	75,000	12,499	—
FHLB and other borrowings	258,000	253,520	—	253,520	—
Subordinated debt	77,749	69,827	—	69,827	—
Trust preferred debentures	51,205	49,056	—	49,056	—
The methods utilized to measure fair value of financial instruments at December 31, 2025 and December 31, 2024 represent an approximation of exit price; however, an actual exit price may differ.

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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of December 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit	$821,801	$754,202
Financial guarantees – standby letters of credit	30,808	22,298
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. See Note 1 for additional information regarding the accounting policies of the Company's segments.
Transactions between segments consist primarily of borrowed funds and servicing fees. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Banking segment.

Selected business segment financial information for the years ended December 31, 2025, 2024 and 2023 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Year Ended December 31, 2025
Interest income	$387,867	$—	$—	$387,867
Interest expense	142,706	76	8,281	151,063
Net interest income (expense)	245,161	(76)	(8,281)	236,804
Provision for credit losses	59,849	—	—	59,849
Wealth management revenue	—	31,019	—	31,019
Credit enhancement income	9,904	—	—	9,904
Other noninterest income	51,798	—	(4,541)	47,257
Total noninterest income	61,702	31,019	(4,541)	88,180
Salaries and employee benefits	87,989	16,411	—	104,400
Depreciation expense	4,848	44	—	4,892
Amortization of intangible assets	2,199	1,025	—	3,224
Impairment on goodwill	153,977	—	—	153,977
Other noninterest expense(1)	109,898	6,600	(2,988)	113,510
Total noninterest expense	358,911	24,080	(2,988)	380,003
Income (loss) before income taxes (benefit)	(111,897)	6,863	(9,834)	(114,868)
Income tax expense	7,008	2,181	224	9,413
Net income (loss)	$(118,905)	$4,682	$(10,058)	$(124,281)
Total assets	$6,525,874	$36,548	$(49,002)	$6,513,420

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Year Ended December 31, 2024
Interest income	$426,113	$—	$15	$426,128
Interest expense	180,643	51	9,088	189,782
Net interest income (expense)	245,470	(51)	(9,073)	236,346
Provision for credit losses	120,332	—	—	120,332
Wealth management revenue	—	28,697	—	28,697
Credit enhancement income	60,998	—	—	60,998
Other noninterest income	49,123	—	(77)	49,046
Total noninterest income	110,121	28,697	(77)	138,741
Salaries and employee benefits	79,011	14,628	—	93,639
Depreciation expense	4,950	43	—	4,993
Amortization of intangible assets	2,900	1,108	—	4,008
Other noninterest expense(1)	101,855	6,111	(2,751)	105,215
Total noninterest expense	188,716	21,890	(2,751)	207,855
Income (loss) before income taxes (benefit)	46,543	6,756	(6,399)	46,900
Income tax expense (benefit)	10,037	3,257	(4,438)	8,856
Net income (loss)	$36,506	$3,499	$(1,961)	$38,044
Total assets	$7,486,121	$32,303	$(11,615)	$7,506,809

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Year Ended December 31, 2023
Interest income	$416,997	$—	$103	$417,100
Interest expense	159,316	12	8,951	168,279
Net interest income (expense)	257,681	(12)	(8,848)	248,821
Provision for credit losses	82,560	—	—	82,560
Wealth management revenue	—	25,572	—	25,572
Credit enhancement income	48,194	—	—	48,194
Other noninterest income	40,830	—	188	41,018
Total noninterest income	89,024	25,572	188	114,784
Salaries and employee benefits	79,584	13,854	—	93,438
Depreciation expense	4,722	56	—	4,778
Amortization of intangible assets	3,564	1,194	—	4,758
Other noninterest expense(1)	86,798	5,143	(1,832)	90,109
Total noninterest expense	174,668	20,247	(1,832)	193,083
Income (loss) before income taxes (benefit)	89,477	5,313	(6,828)	87,962
Income tax expense (benefit)	27,348	2,309	(2,850)	26,807
Net income (loss)	$62,129	$3,004	$(3,978)	$61,155
Total assets	$7,768,201	$31,437	$(9,592)	$7,790,046
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

NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$26,984	$25,004	$22,208
Investment advisory and brokerage fees	2,262	1,971	1,726
Other	1,773	1,722	1,638
Service charges on deposit accounts:
Nonsufficient fund fees	8,434	7,849	7,325
Other	5,393	5,305	4,665
Interchange revenues	13,496	13,955	14,302
Other income:
Merchant services revenue	1,332	1,391	1,592
Other	1,909	938	1,726
Noninterest income - out-of-scope of Topic 606	26,597	80,606	59,602
Total noninterest income	$88,180	$138,741	$114,784
    Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue, credit enhancement income, and gain on sales of investment securities, net, are also not in scope of Topic 606. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, gain on sales of other real estate owned and certain other noninterest income streams. The noninterest income streams considered in-scope by Topic 606 are discussed below.
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
NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION
The condensed financial statements of Midland States Bancorp, Inc. are presented below:

Condensed Balance Sheets
(dollars in thousands)
	December 31,
	2025	2024
Assets:
Cash	$4,610	$5,166
Investment in subsidiaries	609,112	800,487
Note receivable due from bank subsidiary	22,000	24,500
Other assets	9,774	10,828
Total assets	$645,496	$840,981
Liabilities:
Subordinated debt	$27,019	$77,749
Trust preferred debentures	51,857	51,205
Other liabilities	1,121	1,180
Total liabilities	79,997	130,134
Shareholders’ equity	565,499	710,847
Total liabilities and shareholders’ equity	$645,496	$840,981

Condensed Statements of Income
(dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Income
Dividends from subsidiaries	$98,000	$54,000	$54,000
Earnings (loss) of consolidated subsidiaries, net of dividends	(213,001)	(10,347)	13,981
Interest income on note due from bank subsidiary	1,007	1,512	1,578
Other income (loss)	245	(11)	323
Total income (loss)	(113,749)	45,154	69,882
Interest expense	9,364	10,651	10,555
Other expense	944	897	1,044
Total expense	10,308	11,548	11,599
Income (loss) before income taxes	(124,057)	33,606	58,283
Income tax benefit (expense)	(224)	4,438	2,872
Net income (loss)	$(124,281)	$38,044	$61,155

Condensed Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(124,281)	$38,044	$61,155
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	213,001	10,347	(13,981)
Share-based compensation expense	2,913	3,031	2,489
Change in other assets	1,455	(2,468)	462
Change in other liabilities	612	(804)	(198)
Net cash provided by operating activities	93,700	48,150	49,927
Cash flows from investing activities:
Change in note receivable due from bank subsidiary	2,100	5,150	10,000
Net cash received in dissolution of subsidiary	—	—	2,674
Net cash provided by investing activities	2,100	5,150	12,674
Cash flows from financing activities:
Payments and subordinated debt redemption	(50,750)	(15,763)	(5,845)
Common stock repurchased	(9,657)	(5,475)	(17,898)
Cash dividends paid on common stock	(27,679)	(27,072)	(26,573)
Cash dividends paid on preferred stock	(8,913)	(8,913)	(8,913)
Proceeds from issuance of common stock under employee benefit plans	643	1,326	1,670
Net cash used in financing activities	(96,356)	(55,897)	(57,559)
Net (decrease) increase in cash	(556)	(2,597)	5,042
Cash:
Beginning of period	5,166	7,763	2,721
End of period	$4,610	$5,166	$7,763
    The Bank has $22.0 million of borrowings from the parent as part of its strategy to manage FDIC insurance premiums. The note has a rolling 13 month maturity, and the interest rate is a variable rate equal to the one year treasury rate.

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2025 due to the remediation of the material weaknesses previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). The remediation of the material weaknesses previously disclosed are described below under the heading "Remediation of prior material weaknesses in internal control over financial reporting."
Remediation of prior material weaknesses in internal control over financial reporting. As disclosed in the 2024 Form 10-K, management previously concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 or December 31, 2023 due to the material weaknesses described in Item 9A of the 2024 Form 10-K. The matters described in Item 9A of the 2024 Form 10-K included the following:
•The Company did not design and maintain controls to assess the risk of material misstatement with contracts related to non-routine transactions.
•The Company did not design and maintain effective internal control activities for evaluating the accounting and financial reporting related to third-party credit enhancement contracts.
•The Company did not design and maintain effective internal controls over loan data, including the activities performed by certain third-party service organizations that perform core lending functions.
The identified material weaknesses resulted in a restatement of the financial statements as of and for the year ended December 31, 2023 and for the year ended December 31, 2022, and the interim quarterly periods in 2024 and 2023. During 2025, the Company completed the remediation efforts described in Item 9A of the 2024 Form 10-K. Management instituted a new control regarding its review of contracts related to non-routine transactions, which includes the identification of new contracts or changes in existing contracts which may result in a non-routine transaction. In addition, management enhanced its control for evaluating the accounting and financial reporting related to third-party credit enhancement contracts. Management's review of these contracts is completed and documented on a quarterly basis for existing contracts, as well as for any new third-party credit enhancement contracts, and includes analyses regarding provisions of the contracts and review of the applicable accounting guidance. Furthermore, management instituted internal controls over the completeness and accuracy of loan data related to activities performed by third-party service organizations that perform core lending functions for the Company, including reconciliation and system interface control activities. As of December 31, 2025, based on management's assessment, the Company's internal control over financial reporting were effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in internal control over financial reporting. Other than the changes described above, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item can be found in the sections titled “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2026 annual meeting of shareholders to be filed within 120 days after December 31, 2025, which information is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item can be found in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors” and “Compensation Committee Report” appearing in the Company’s Proxy Statement for the 2026 annual meeting of shareholders to be filed within 120 days after December 31, 2025, which information is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2025. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 16 to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (2)	352,423	$28.43	336,771
Equity compensation plans not approved by shareholders (3)	151,215	$28.59	—
Total	503,638	$28.46	336,771
(1)The weighted average exercise price only relates to outstanding option awards.
(2)Column (a) includes 138,406 shares that may be issued pursuant to outstanding stock options granted from the 1,550,000 shares authorized for issuance under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan, and 214,017 shares issuable in respect of outstanding restricted stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan. Column (c) reflects 204,697 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan and 132,074 shares remaining available for issuance under the Amended and Restated Midland States Bancorp, Inc. Employee Stock Purchase Plan (Amended and Restated May 2, 2023).
(3)Column (a) includes 37,457 outstanding stock options granted from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement, and 113,758 stock units credited to participant accounts under the Deferred Compensation Plan for Directors of Midland States Bancorp, Inc. (Effective November 8, 2018) to be issued in accordance with each director’s election following each director’s separation from service or at a date certain from the additional 1,000,000 shares reserved for issuance under the Midland States Bancorp, Inc. Second Amended and Restated 2010 Long-Term Incentive Plan pursuant to the February 2, 2016 amendment and restatement.

Other information required by Item 12 can be found in the section titled “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2026 annual meeting of shareholders to be filed within 120 days after December 31, 2025, which is incorporated herein by reference.
ITEM 13– CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2026 annual meeting of shareholders to be filed within 120 days after December 31, 2025, which is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item can be found in the section titled “Proposal 3 – Ratification of the Appointment of Crowe LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2026 annual meeting of shareholders to be filed within 120 days after December 31, 2025, which is incorporated herein by reference.
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under Item 8 - "Financial Statements and Supplementary Data.”

Consolidated Balance Sheets – December 31, 2025 and 2024
Consolidated Statements of Income – Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows – Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

10.10*
Form of Incentive Stock Option Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K with the SEC on February 23, 2024).

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

10.13*
Form of Restricted Stock Award Agreement under the Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan (Amended and Restated May 1, 2023) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K with the SEC on February 23, 2024).

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

MIDLAND STATES BANCORP, INC.
Date: March 2, 2026	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

/s/	Jeffrey C. Smith	Chairman of the Board of Directors	March 2, 2026
Jeffrey C. Smith

/s/	Jeffrey G. Ludwig	President,	March 2, 2026
	Jeffrey G. Ludwig	Chief Executive Officer and Vice Chairman (Principal Executive Officer)

/s/	Eric T. Lemke	Chief Financial Officer	March 2, 2026
	Eric T. Lemke	(Principal Financial Officer and Principal Accounting Officer)

/s/	R. Dean. Bingham	Director	March 2, 2026
R. Dean. Bingham

/s/	Gerald J. Carlson	Director	March 2, 2026
Gerald J. Carlson

/s/	Jennifer L. DiMotta	Director	March 2, 2026
Jennifer L. DiMotta

/s/	Travis J. Franklin	Director	March 2, 2026
Travis J. Franklin

/s/	Jerry L. McDaniel	Director	March 2, 2026
Jerry L. McDaniel

/s/	Jeffrey M. McDonnell	Director	March 2, 2026
Jeffrey M. McDonnell

/s/	Richard T. Ramos	Director	March 2, 2026
Richard T. Ramos

/s/	Robert F. Schultz	Director	March 2, 2026
Robert F. Schultz

/s/	James F. Deutsch	Director	March 2, 2026
James F. Deutsch