Form 10-Q
period 2026-03-31
Midland States Bancorp, Inc.
filed 2026-04-30
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of April 20, 2026, the Registrant had 20,729,799 shares of outstanding common stock, $0.01 par value.

MIDLAND STATES BANCORP, INC.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this report, references to the "Company," "we," "our," "us," and similar terms refer to the consolidated entity consisting of Midland States Bancorp, Inc. and its wholly owned subsidiaries. Midland States Bancorp, Inc. refers solely to the parent holding company and Midland States Bank (the "Bank") refers to our wholly owned banking subsidiary.
The acronyms and abbreviations identified below are used throughout this report, including the Notes to the Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

2019 Incentive Plan	The Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan
ACL	Allowance for credit losses on loans
AFX	American Financial Exchange
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated teller machine
BaaS	Banking-as-a-Service
Basel III Rule	Basel III regulatory capital reforms required by the Dodd-Frank Act
BHCA	Bank Holding Company Act of 1956, as amended
CBLR	Community Bank Leverage Ratio
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity and Infrastructure Security Agency
CRA	Community Reinvestment Act
CRA Proposal	Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations
CRE	Commercial Real Estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FinTech	Financial Technology
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GreenSky	GreenSky, LLC
Illinois CRA	Illinois Community Reinvestment Act
LendingPoint	LendingPoint, LLC
LGD	Loss given default
Midland Trust	Midland States Preferred Securities Trust
Nasdaq	Nasdaq Global Select Market
NII at Risk	Net Interest Income at Risk
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
Q-Factor	Qualitative factor
Regulatory Relief Act	Economic Growth, Regulatory Relief and Consumer Protection Act
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and due from banks	$113,024	$127,279
Federal funds sold	634	532
Cash and cash equivalents	113,658	127,811
Investment securities available for sale, at fair value	1,592,555	1,523,001
Equity securities, at fair value	3,665	4,235
Loans	4,338,573	4,352,004
Allowance for credit losses on loans	(67,875)	(69,219)
Total loans, net	4,270,698	4,282,785
Loans held for sale	6,709	7,781
Premises and equipment, net	84,169	85,134
Other real estate owned	514	606
Nonmarketable equity securities	29,835	32,598
Accrued interest receivable	25,875	23,824
Loan servicing rights, at lower of cost or fair value	11,688	11,932
Loan servicing rights, held for sale	—	3,661
Goodwill	7,927	7,927
Other intangible assets, net	8,159	8,876
Company-owned life insurance	220,630	218,554
Credit enhancement asset	13,476	12,557
Other assets	158,405	162,138
Total assets	$6,547,963	$6,513,420

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,013,808	$1,040,411
Interest-bearing deposits	4,426,259	4,383,968
Total deposits	5,440,067	5,424,379
Short-term borrowings	153,425	60,181
Federal Home Loan Bank advances	238,000	293,000
Subordinated debt	27,024	27,019
Trust preferred debentures	52,035	51,857
Accrued interest payable and other liabilities	78,458	91,485
Total liabilities	5,989,009	5,947,921

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,813,975 and 21,169,854 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	208	212
Capital surplus	421,609	428,247
Retained earnings	96,171	86,825
Accumulated other comprehensive loss, net of tax	(69,582)	(60,333)
Total shareholders’ equity	558,954	565,499
Total liabilities and shareholders’ equity	$6,547,963	$6,513,420
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans including fees:
Taxable	$65,559	$77,668
Tax exempt	383	356
Loans held for sale	102	4,563
Investment securities:
Taxable	18,150	14,975
Tax exempt	436	428
Nonmarketable equity securities	583	647
Federal funds sold and cash investments	809	718
Total interest income	86,022	99,355
Interest expense:
Deposits	24,203	34,615
Short-term borrowings	231	700
Federal Home Loan Bank advances	2,670	3,163
Subordinated debt	380	1,387
Trust preferred debentures	1,121	1,200
Total interest expense	28,605	41,065
Net interest income	57,417	58,290
Provision for credit losses:
Provision for credit losses on loans	5,403	10,850
Recapture of credit losses on unfunded commitments	(400)	—
Total provision for credit losses	5,003	10,850
Net interest income after provision for credit losses	52,414	47,440
Noninterest income:
Wealth management revenue	8,248	7,350
Service charges on deposit accounts	3,355	3,305
Interchange revenue	3,528	3,151
Residential mortgage banking revenue	626	676
Income on company-owned life insurance	2,076	2,334
Loss on sales of investment securities, net	(1,731)	—
Credit enhancement income (loss)	3,360	(578)
Other income	2,660	1,525
Total noninterest income	22,122	17,763
Noninterest expense:
Salaries and employee benefits	26,157	26,416
Occupancy and equipment	4,535	4,498
Data processing	7,065	6,919
FDIC insurance	529	1,463
Professional services	2,242	2,741
Marketing	1,241	793
Communications	431	329
Loan expense	3,305	1,335
Loan servicing fees	1,116	750
Impairment on goodwill	—	153,977
Amortization of intangible assets	717	911
Other expense	3,086	2,873
Total noninterest expense	50,424	203,005
Income (loss) before income taxes	24,112	(137,802)
Income tax expense	5,649	3,172
Net income (loss)	18,463	(140,974)
Preferred dividends	2,228	2,228
Net income (loss) available to common shareholders	$16,235	$(143,202)
Per common share data:
Basic earnings (loss) per common share	$0.74	$(6.58)
Diluted earnings (loss) per common share	$0.74	$(6.58)
Weighted average common shares outstanding	21,301,246	21,795,570
Weighted average diluted common shares outstanding	21,301,246	21,795,570
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$18,463	$(140,974)
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized (losses) gains that occurred during the period	(14,785)	11,397
Reclassification adjustment for realized net losses on sales of investment securities included in net income	1,731	—
Income tax effect	3,475	(3,043)
Change in investment securities available for sale, net of tax	(9,579)	8,354
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges	505	864
Reclassification adjustment for net (gains) losses realized in net income	(39)	837
Income tax effect	(136)	(434)
Change in cash flow hedges, net of tax	330	1,267
Other comprehensive income (loss), net of tax	(9,249)	9,621
Total comprehensive income (loss)	$9,214	$(131,353)
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances, December 31, 2025	21,169,854	$110,548	$212	$428,247	$86,825	$(60,333)	$565,499
Net income	—	—	—	—	18,463	—	18,463
Other comprehensive loss	—	—	—	—	—	(9,249)	(9,249)
Common dividends declared ($0.32 per share)	—	—	—	—	(6,889)	—	(6,889)
Preferred dividends declared ($19.375 per share)	—	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	(365,507)	—	(4)	(7,920)	—	—	(7,924)
Share-based compensation expense	—	—	—	939	—	—	939
Issuance of common stock under employee benefit plans	9,628	—	—	343	—	—	343
Balances, March 31, 2026	20,813,975	$110,548	$208	$421,609	$96,171	$(69,582)	$558,954

Balances, December 31, 2024	21,494,485	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
Net loss	—	—	—	—	(140,974)	—	(140,974)
Other comprehensive income	—	—	—	—	—	9,621	9,621
Common dividends declared ($0.31 per share)	—	—	—	—	(6,782)	—	(6,782)
Preferred dividends declared ($19.375 per share)	—	—	—	—	(2,228)	—	(2,228)
Share-based compensation expense	—	—	—	784	—	—	784
Issuance of common stock under employee benefit plans	8,551	—	—	169	—	—	169
Balances, March 31, 2025	21,503,036	$110,548	$215	$435,299	$97,714	$(72,339)	$571,437
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$18,463	$(140,974)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,003	10,850
Depreciation on premises and equipment	1,217	1,238
Impairment on goodwill	—	153,977
Amortization of intangible assets	717	911
Amortization of operating lease right-of-use asset	395	405
Amortization of loan servicing rights	385	570
Share-based compensation expense	939	784
Increase in cash surrender value of life insurance	(2,076)	(1,991)
Investment securities accretion, net	(4,387)	(2,877)
Loss on sales of investment securities, net	1,731	—
Origination of loans held for sale	(27,193)	(17,832)
Proceeds from sales of loans and leases held for sale	30,531	19,044
Gain on mortgage servicing rights held for sale	(2,077)	—
Net change in operating assets and liabilities:
Accrued interest receivable	(2,051)	1,060
Credit enhancement asset	(919)	11,189
Other assets	3,613	5,466
Accrued expenses and other liabilities	(7,324)	(17,120)
Net cash provided by operating activities	16,967	24,700
Cash flows from investing activities:
Purchases of investment securities available for sale	(241,888)	(181,409)
Proceeds from sales of investment securities available for sale	98,599	—
Maturities and payments on investment securities available for sale	61,993	42,543
Purchases of equity securities	(59)	(18)
Net decrease in loans	4,737	189,065
Purchases of premises and equipment	(619)	(1,846)
Proceeds from sale of premises and equipment	195	—
Purchases of nonmarketable equity securities	(50)	(37,237)
Proceeds from redemptions of nonmarketable equity securities	2,813	26,418
Proceeds from sales of mortgage servicing rights held for sale	5,727	—
Proceeds from sales of other real estate owned	198	783
Proceeds from company-owned life insurance, net	—	1,166
Net cash provided by (used in) investing activities	(68,354)	39,465
Cash flows from financing activities:
Net increase (decrease) in deposits	15,688	(260,809)
Net increase (decrease) in short-term borrowings	93,244	(47,275)
Net increase (decrease) in short-term FHLB advances	(25,000)	240,000
Proceeds from long-term FHLB advances	—	75,000
Payments made on long-term FHLB advances	(30,000)	(75,000)
Cash dividends paid on preferred stock	(2,228)	(2,228)
Cash dividends paid on common stock	(6,889)	(6,782)
Common stock repurchased	(7,924)	—
Proceeds from issuance of common stock under employee benefit plans	343	169
Net cash provided by (used in) financing activities	37,234	(76,925)
Net decrease in cash and cash equivalents	(14,153)	(12,760)
Cash and cash equivalents:
Beginning of period	127,811	114,766
End of period	$113,658	$102,006
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$30,292	$43,557
Income tax paid (net of refunds)	302	754
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	1,870	—
Transfer of loans to other real estate owned	120	9
Right of use assets obtained in exchange for lease obligations	36	837
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or market	125	—
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
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. Certain reclassifications of 2025 amounts have been made to conform to the 2026 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

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

FASB ASU No. 2025-06, Intangibles - Goodwill and Other--Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the FASB issued ASU 2025-06, changing the criteria for capitalizing software costs to the following: (1) a commitment has been made to fund the software project, and (2) it is probable the project will be completed and used to perform its intended function. Under this update, software development stages are no longer a consideration in the determination of which costs are capitalized. The amendments in this update may be adopted on a prospective, modified transition, or retrospective basis, and will be effective for the Company for annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its financial position and results of operations.

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$25,381	$18	$(180)	$25,219
Mortgage-backed securities - agency (1)	1,337,062	2,964	(87,975)	1,252,051
Mortgage-backed securities - non-agency	84,099	1,364	(2,461)	83,002
Asset-backed student loans	20,484	9	(119)	20,374
State and municipal securities	75,981	259	(4,586)	71,654
Collateralized loan obligations	84,865	—	(288)	84,577
Corporate securities	57,546	69	(1,937)	55,678
Total available for sale securities	$1,685,418	$4,683	$(97,546)	$1,592,555
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of March 31, 2026 was $(0.9) million. See Note 6 - Derivative Instruments for additional information regarding these derivative financial instruments.

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
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of December 31, 2025 was $(2.3) million. See Note 6 - Derivative Instruments for additional information regarding these derivative financial instruments.
Excluding securities issued or backed by U.S. government or its sponsored entities and agencies, there were no investments in securities from one issuer that exceeded 10% of shareholders' equity as of March 31, 2026 and December 31, 2025.

The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, as of March 31, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$3,738	$3,779
After one year through five years	35,575	34,270
After five years through ten years	105,681	101,333
After ten years	119,263	118,120
Mortgage-backed securities	1,421,161	1,335,053
Total available for sale securities	$1,685,418	$1,592,555

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three months ended March 31, 2026 are summarized as follows:

Three Months Ended March 31,
(dollars in thousands)	2026
Investment securities available for sale
Proceeds from sales	$98,599
Gross realized gains on sales	248
Gross realized losses on sales	(1,979)
There were no gross realized gains or losses on sales of investment securities available for sale for the three months ended March 31, 2025.
Unrealized losses and fair values for investment securities available for sale as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2026
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$19,406	$180	$—	$—	$19,406	$180
Mortgage-backed securities - agency	479,269	8,766	485,672	79,209	964,941	87,975
Mortgage-backed securities - non-agency	21,370	54	16,120	2,407	37,490	2,461
Asset-backed student loans	3,691	11	14,104	108	17,795	119
State and municipal securities	11,524	83	43,461	4,503	54,985	4,586
Collateralized loan obligations	43,577	288	—	—	43,577	288
Corporate securities	3,999	1	43,610	1,936	47,609	1,937
Total available for sale securities	$582,836	$9,383	$602,967	$88,163	$1,185,803	$97,546

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,668	$5	$9,077	$923	$18,745	$928
Mortgage-backed securities - agency	201,422	1,191	524,471	74,285	725,893	75,476
Mortgage-backed securities - non-agency	42	—	22,386	2,331	22,428	2,331
Asset-backed student loans	5,166	13	14,378	73	19,544	86
State and municipal securities	3,826	12	46,204	3,972	50,030	3,984
Collateralized loan obligations	—	—	—	—	—	—
Corporate securities	2,502	1	47,241	2,331	49,743	2,332
Total available for sale securities	$222,626	$1,222	$663,757	$83,915	$886,383	$85,137
At March 31, 2026, 295 investment securities available for sale had unrealized losses with aggregate depreciation of 7.37% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions that do not represent credit-related impairments. The Company expects the fair value to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities prior to their anticipated recovery of their amortized cost.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial:
Commercial	$1,109,478	$1,062,691
Commercial other	107,033	115,830
Commercial real estate:
Commercial real estate non-owner occupied	1,419,542	1,447,894
Commercial real estate owner occupied	461,699	444,443
Multi-family	376,242	383,377
Farmland	64,715	66,950
Construction and land development	276,469	286,140
Total commercial loans	3,815,178	3,807,325
Residential real estate:
Residential first lien	280,205	286,178
Other residential	64,306	63,445
Consumer:
Consumer	93,332	99,692
Consumer other	41,749	44,383
Lease financing	43,803	50,981
Total loans	$4,338,573	$4,352,004
Total loans included net deferred loan fees of $8.4 million and $8.2 million at March 31, 2026 and December 31, 2025, respectively, and unearned discounts of $3.9 million and $4.7 million within the lease financing portfolio at March 31, 2026 and December 31, 2025, respectively.

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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three months ended March 31, 2026 and 2025, are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Beginning balance	$46,999	$40,410
New loans and other additions	496	2,358
Repayments and other reductions	(410)	(740)
Ending balance	$47,085	$42,028

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2026 and 2025:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Balances, December 31, 2025	$23,676	$28,284	$2,619	$6,652	$4,804	$3,184	$69,219
Provision for credit losses on loans	2,489	3,206	(16)	(459)	137	46	5,403
Charge-offs	(2,062)	(3,838)	(35)	(65)	(896)	(737)	(7,633)
Recoveries	474	1	—	75	158	178	886
Balances, March 31, 2026	$24,577	$27,653	$2,568	$6,203	$4,203	$2,671	$67,875

Balances, December 31, 2024	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204
Provision for credit losses on loans	3,580	2,954	(529)	(74)	940	3,979	10,850
Charge-offs	(13,300)	(723)	—	(72)	(453)	(3,448)	(17,996)
Recoveries	498	1	—	18	48	553	1,118
Balances, March 31, 2025	$33,554	$39,069	$3,021	$7,874	$5,935	$15,723	$105,176
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
Historical data is evaluated in multiple components of the expected credit loss, including a reasonable and supportable forecast and the post-reversion period of each loan segment. The historical experience is used to infer probability of default and loss given default in the reasonable and supportable forecast period. In the post-reversion period, long-term average loss rates are segmented by loan pool.
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
The following table presents the amortized cost basis of individually evaluated loans on nonaccrual status as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$3,192	$3,850	$7,042	$3,370	$3,849	$7,219
Commercial other	1,203	1,301	2,504	1,040	2,157	3,197
Commercial real estate:
Commercial real estate non-owner occupied	11,100	5	11,105	1,537	13,547	15,084
Commercial real estate owner occupied	3,533	8,684	12,217	3,455	8,684	12,139
Multi-family	—	15,258	15,258	14,336	2,112	16,448
Farmland	1,148	254	1,402	1,260	402	1,662
Construction and land development	—	—	—	155	—	155
Total commercial loans	20,176	29,352	49,528	25,153	30,751	55,904
Residential real estate:
Residential first lien	3,011	255	3,266	3,087	313	3,400
Other residential	613	—	613	426	—	426
Consumer:
Consumer	77	—	77	47	—	47
Lease financing	674	—	674	1,162	—	1,162
Total loans	$24,551	$29,607	$54,158	$29,875	$31,064	$60,939
There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2026 and 2025 while the loans were in nonaccrual status.

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
The table below presents the amortized cost basis of individually evaluated, collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of March 31, 2026 and December 31, 2025:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Total
March 31, 2026
Commercial:
Commercial	$—	$3,850	$3,850
Commercial other	—	1,889	1,889
Commercial real estate:
Non-owner occupied	10,030	—	10,030
Owner occupied	8,576	1,595	10,171
Multi-family	15,258	—	15,258
Farmland	—	254	254
Total collateral dependent loans	$33,864	$7,588	$41,452

December 31, 2025
Commercial:
Commercial	$—	$3,850	$3,850
Commercial other	—	2,157	2,157
Commercial real estate:
Non-owner occupied	13,951	—	13,951
Owner occupied	8,576	1,595	10,171
Multi-family	16,448	—	16,448
Farmland	—	401	401
Total collateral dependent loans	$38,975	$8,003	$46,978

The aging status of the recorded investment in loans by class as of March 31, 2026 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$1,098,490	$3,919	$27	$—	$3,946	$7,042	$1,109,478
Commercial other	94,049	5,239	747	4,494	10,480	2,504	107,033
Commercial real estate:
Commercial real estate non-owner occupied	1,408,265	172	—	—	172	11,105	1,419,542
Commercial real estate owner occupied	448,994	—	488	—	488	12,217	461,699
Multi-family	355,871	5,113	—	—	5,113	15,258	376,242
Farmland	63,136	21	156	—	177	1,402	64,715
Construction and land development	276,469	—	—	—	—	—	276,469
Total commercial loans	3,745,274	14,464	1,418	4,494	20,376	49,528	3,815,178
Residential real estate:
Residential first lien	275,596	1,328	15	—	1,343	3,266	280,205
Other residential	63,312	110	271	—	381	613	64,306
Consumer:
Consumer	93,055	143	57	—	200	77	93,332
Consumer other	41,270	376	103	—	479	—	41,749
Lease financing	41,009	1,267	714	139	2,120	674	43,803
Total loans	$4,259,516	$17,688	$2,578	$4,633	$24,899	$54,158	$4,338,573
The aging status of the recorded investment in loans by class as of December 31, 2025 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$1,053,096	$2,035	$341	$—	$2,376	$7,219	$1,062,691
Commercial other	101,686	4,113	2,325	4,509	10,947	3,197	115,830
Commercial real estate:
Commercial real estate non-owner occupied	1,432,637	173	—	—	173	15,084	1,447,894
Commercial real estate owner occupied	430,972	701	631	—	1,332	12,139	444,443
Multi-family	366,929	—	—	—	—	16,448	383,377
Farmland	65,267	21	—	—	21	1,662	66,950
Construction and land development	282,169	3,718	98	—	3,816	155	286,140
Total commercial loans	3,732,756	10,761	3,395	4,509	18,665	55,904	3,807,325
Residential real estate:
Residential first lien	282,320	22	401	35	458	3,400	286,178
Other residential	62,459	450	110	—	560	426	63,445
Consumer:
Consumer	99,474	153	18	—	171	47	99,692
Consumer other	43,618	320	445	—	765	—	44,383
Lease financing	48,815	945	59	—	1,004	1,162	50,981
Total loans	$4,269,442	$12,651	$4,428	$4,544	$21,623	$60,939	$4,352,004

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
The following table presents, by loan portfolio segment, a summary of loan restructurings for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Balance	Count	Balance	Count
Commercial:
Commercial	$1,369	1	$973	1
Commercial other	—	—	306	2
Commercial real estate:
Farmland	100	1	—	—
Construction and land development	9,000	1	—	—
Total commercial loans	10,469	3	1,279	3
Residential real estate:
Residential first lien	37	1	150	3
Other residential	—	—	11	1
Total loan restructurings	$10,506	4	$1,440	7

The following tables present a summary of loan restructurings, by loan portfolio segment and type of restructuring, for the three months ended March 31, 2026 and 2025:

For the three months ended March 31, 2026
(dollars in thousands)	Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$1,369	$1,369	0.12%
Commercial other	—	—	—
Commercial real estate:
Farmland	100	100	0.15
Construction & land development	9,000	9,000	3.26
Total commercial loans	$10,469	$10,469	0.27%
Residential real estate:
Residential first lien	37	37	0.01
Other residential	—	—	—
Total	$10,506	$10,506	0.24%

For the three months ended March 31, 2025
(dollars in thousands)	Term Extension ($)	Interest Rate Reduction ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$973	$—	$973	0.09%
Commercial other	—	306	306	0.26
Commercial real estate:
Farmland	—	—	—	—
Construction & land development	—	—	—	—
Total commercial loans	$973	$306	$1,279	0.03%
Residential real estate:
Residential first lien	150	—	150	0.05
Other residential	11	—	11	0.02
Total	$1,134	$306	$1,440	0.03%
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of March 31, 2026:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$12,158	$12,158
Commercial other	169	—	—	169	—	169
Commercial real estate:
Commercial real estate non-owner occupied	—	—	—	—	19,864	19,864
Farmland	221	—	—	221	100	321
Construction and land development	—	—	—	—	10,589	10,589
Total commercial loans	390	—	—	390	42,711	43,101
Residential real estate:
Residential first lien	—	—	—	—	78	78
Other residential	—	—	—	—	—	—
Total loan restructurings	$390	$—	$—	$390	$42,789	$43,179
The following table presents the performance of such loans that have been modified in the last twelve months as of December 31, 2025:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$12,033	$12,033
Commercial other	—	—	—	—	552	552
Commercial real estate:
Commercial real estate non-owner occupied	—	—	—	—	20,013	20,013
Farmland	—	—	—	—	380	380
Construction and land development	—	—	—	—	1,588	1,588
Total commercial loans	—	—	—	—	34,566	34,566
Residential real estate:
Residential first lien	—	5	2	7	178	185
Other residential	—	—	—	—	9	9
Total loan restructurings	$—	$5	$2	$7	$34,753	$34,760
Credit Quality Monitoring
The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four geographic regions. In addition, our specialty finance division does nationwide bridge lending for FHA and HUD developments and originates loans for multifamily, assisted and senior living and multi-use properties. Our equipment leasing business historically provided financing to business customers across the country.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of March 31, 2026 and December 31, 2025:

			March 31, 2026
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2026	2025	2024	2023	2022	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$75,899	$418,424	$87,281	$29,812	$12,768	$58,726	$400,925	$1,083,835
		Special mention	—	—	—	5,229	—	—	—	5,229
		Substandard	—	680	1,442	2,511	191	5,239	3,309	13,372
		Substandard – nonaccrual	—	—	67	1,034	4,200	1,038	703	7,042
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	75,899	419,104	88,790	38,586	17,159	65,003	404,937	1,109,478

	Commercial other	Acceptable credit quality	1,888	3,611	1,452	1,400	5,503	788	87,291	101,933
		Special mention	—	201	—	59	189	56	1,183	1,688
		Substandard	—	—	—	24	—	64	820	908
		Substandard – nonaccrual	—	—	—	464	104	238	1,698	2,504
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	1,888	3,812	1,452	1,947	5,796	1,146	90,992	107,033

Commercial real estate	Non-owner occupied	Acceptable credit quality	79,175	291,851	244,596	126,614	302,152	279,611	11,738	1,335,737
		Special mention	—	3,104	—	—	2,761	16,016	—	21,881
		Substandard	4,247	8,203	8,003	—	15,645	14,721	—	50,819
		Substandard – nonaccrual	—	82	5,256	—	59	5,708	—	11,105
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	83,422	303,240	257,855	126,614	320,617	316,056	11,738	1,419,542

	Owner occupied	Acceptable credit quality	26,869	106,576	82,922	37,064	85,621	107,425	1,149	447,626
		Special mention	—	—	217	—	—	619	—	836
		Substandard	—	—	317	—	—	703	—	1,020
		Substandard – nonaccrual	—	909	184	—	9,640	1,180	304	12,217
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	26,869	107,485	83,640	37,064	95,261	109,927	1,453	461,699

	Multi-family	Acceptable credit quality	38,466	96,290	7,273	10,180	135,989	42,158	1,002	331,358
		Special mention	—	—	—	7,525	—	—	—	7,525
		Substandard	—	—	—	—	16,955	5,146	—	22,101
		Substandard – nonaccrual	—	—	—	—	15,258	—	—	15,258
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	38,466	96,290	7,273	17,705	168,202	47,304	1,002	376,242

	Farmland	Acceptable credit quality	3,979	17,338	1,875	6,482	3,101	26,968	721	60,464
		Special mention	—	—	—	—	—	1,077	—	1,077
		Substandard	1,294	358	—	—	—	120	—	1,772
		Substandard – nonaccrual	—	33	—	—	—	1,321	48	1,402
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	5,273	17,729	1,875	6,482	3,101	29,486	769	64,715

Construction and land development		Acceptable credit quality	17,016	118,408	51,770	954	28,559	24,564	16,459	257,730
		Special mention	—	1,103	—	—	9,000	—	—	10,103
		Substandard	—	—	1,588	—	—	73	—	1,661
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,271	4,431	759	294	152	68	—	6,975
		Subtotal	18,287	123,942	54,117	1,248	37,711	24,705	16,459	276,469

Total		Acceptable credit quality	243,292	1,052,498	477,169	212,506	573,693	540,240	519,285	3,618,683
		Special mention	—	4,408	217	12,813	11,950	17,768	1,183	48,339
		Substandard	5,541	9,241	11,350	2,535	32,791	26,066	4,129	91,653
		Substandard – nonaccrual	—	1,024	5,507	1,498	29,261	9,485	2,753	49,528
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,271	4,431	759	294	152	68	—	6,975
Total commercial loans			$250,104	$1,071,602	$495,002	$229,646	$647,847	$593,627	$527,350	$3,815,178

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$430,303	$90,583	$68,878	$13,508	$25,150	$37,678	$369,376	$1,035,476
		Special mention	647	1,442	5,229	—	—	21	—	7,339
		Substandard	37	—	2,556	216	4,099	1,181	4,568	12,657
		Substandard – nonaccrual	—	70	996	4,200	426	818	709	7,219
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	430,987	92,095	77,659	17,924	29,675	39,698	374,653	1,062,691

	Commercial other	Acceptable credit quality	4,966	1,732	1,735	6,396	693	312	94,573	110,407
		Special mention	201	—	64	209	—	8	663	1,145
		Substandard	—	—	26	—	—	63	992	1,081
		Substandard – nonaccrual	—	—	500	79	311	311	1,996	3,197
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	5,167	1,732	2,325	6,684	1,004	694	98,224	115,830

Commercial real estate	Non-owner occupied	Acceptable credit quality	317,256	253,999	121,375	327,996	187,171	132,080	12,556	1,352,433
		Special mention	104	7,630	3,113	2,780	12,508	3,600	—	29,735
		Substandard	342	8,088	—	10,254	—	31,958	—	50,642
		Substandard – nonaccrual	—	9,178	—	59	—	5,847	—	15,084
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	317,702	278,895	124,488	341,089	199,679	173,485	12,556	1,447,894

	Owner occupied	Acceptable credit quality	92,863	82,708	39,146	86,498	66,979	59,816	835	428,845
		Special mention	—	841	—	—	—	630	—	1,471
		Substandard	287	358	—	—	18	1,325	—	1,988
		Substandard – nonaccrual	909	184	—	9,643	264	835	304	12,139
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	94,059	84,091	39,146	96,141	67,261	62,606	1,139	444,443

	Multi-family	Acceptable credit quality	102,138	30,280	10,233	150,482	38,456	4,473	1,101	337,163
		Special mention	—	—	7,562	17,045	—	—	—	24,607
		Substandard	—	—	—	—	5,124	35	—	5,159
		Substandard – nonaccrual	—	—	—	16,448	—	—	—	16,448
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	102,138	30,280	17,795	183,975	43,580	4,508	1,101	383,377

	Farmland	Acceptable credit quality	19,081	1,906	6,858	3,415	6,418	23,454	775	61,907
		Special mention	—	—	—	—	827	94	—	921
		Substandard	958	—	1,210	—	12	280	—	2,460
		Substandard – nonaccrual	246	—	—	—	267	1,101	48	1,662
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	20,285	1,906	8,068	3,415	7,524	24,929	823	66,950

Construction and land development		Acceptable credit quality	122,570	78,267	11,000	26,771	16,363	359	14,402	269,732
		Special mention	942	—	—	9,000	—	—	—	9,942
		Substandard	—	1,588	—	—	77	—	—	1,665
		Substandard – nonaccrual	—	155	—	—	—	—	—	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
		Subtotal	126,804	80,784	11,306	36,026	16,440	378	14,402	286,140

Total		Acceptable credit quality	1,089,177	539,475	259,225	615,066	341,230	258,172	493,618	3,595,963
		Special mention	1,894	9,913	15,968	29,034	13,335	4,353	663	75,160
		Substandard	1,624	10,034	3,792	10,470	9,330	34,842	5,560	75,652
		Substandard – nonaccrual	1,155	9,587	1,496	30,429	1,268	8,912	3,057	55,904
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
Total commercial loans			$1,097,142	$569,783	$280,787	$685,254	$365,163	$306,298	$502,898	$3,807,325

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three months ended March 31, 2026 and 2025:

		Term Loans by Origination Year
(dollars in thousands)		2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
For the three months ended March 31, 2026
Commercial	Commercial	$—	$—	$—	$—	$—	$—	$—	$—
	Commercial other	—	22	4	21	15	3	1,997	2,062
Commercial real estate	Non-owner occupied	—	—	—	—	—	2,710	—	2,710
	Multi-family	—	—	—	—	1,128	—	—	1,128
Construction and land development		—	—	35	—	—	—	—	35
Total gross commercial charge-offs		$—	$22	$39	$21	$1,143	$2,713	$1,997	$5,935

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended March 31, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$64	$—	$64
	Commercial other	—	42	792	1,015	227	78	11,082	13,236
Commercial real estate	Non-owner occupied	—	—	—	—	—	—	—	—
	Multi-family	—	—	—	—	—	723	—	723
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$—	$42	$792	$1,015	$227	$865	$11,082	$14,023

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and leases, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of March 31, 2026 and December 31, 2025:

			March 31, 2026
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$1,457	$7,114	$27,533	$37,108	$60,017	$143,631	$80	$276,940
		Nonperforming	—	23	—	472	180	2,590	—	3,265
		Subtotal	1,457	7,137	27,533	37,580	60,197	146,221	80	280,205

	Other residential	Performing	317	2,893	2,035	1,653	588	1,471	54,735	63,692
		Nonperforming	—	—	—	—	—	93	521	614
		Subtotal	317	2,893	2,035	1,653	588	1,564	55,256	64,306

Consumer	Consumer	Performing	2,386	30,456	14,207	13,075	10,495	21,744	892	93,255
		Nonperforming	—	—	43	20	—	12	2	77
		Subtotal	2,386	30,456	14,250	13,095	10,495	21,756	894	93,332

	Consumer other	Performing	—	—	—	323	29,752	11,674	—	41,749
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	—	323	29,752	11,674	—	41,749

Leases financing		Performing	229	4,483	7,323	11,436	14,894	4,625	—	42,990
		Nonperforming	—	—	146	249	339	79	—	813
		Subtotal	229	4,483	7,469	11,685	15,233	4,704	—	43,803

Total		Performing	4,389	44,946	51,098	63,595	115,746	183,145	55,707	518,626
		Nonperforming	—	23	189	741	519	2,774	523	4,769
Total other loans			$4,389	$44,969	$51,287	$64,336	$116,265	$185,919	$56,230	$523,395

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$8,254	$28,464	$37,936	$60,875	$29,331	$117,847	$35	$282,742
		Nonperforming	25	—	475	239	296	2,401	—	3,436
		Subtotal	8,279	28,464	38,411	61,114	29,627	120,248	35	286,178

	Other residential	Performing	3,104	2,092	1,761	642	194	1,441	53,786	63,020
		Nonperforming	—	—	—	—	—	93	332	425
		Subtotal	3,104	2,092	1,761	642	194	1,534	54,118	63,445

Consumer	Consumer	Performing	33,113	16,117	14,210	11,576	18,018	5,571	1,040	99,645
		Nonperforming	—	3	23	4	—	16	1	47
		Subtotal	33,113	16,120	14,233	11,580	18,018	5,587	1,041	99,692

	Consumer other	Performing	—	—	326	30,970	5,874	7,213	—	44,383
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	326	30,970	5,874	7,213	—	44,383

Leases financing		Performing	5,664	7,833	12,837	17,399	4,533	1,553	—	49,819
		Nonperforming	—	442	60	327	321	12	—	1,162
		Subtotal	5,664	8,275	12,897	17,726	4,854	1,565	—	50,981

Total
		Performing	50,135	54,506	67,070	121,462	57,950	133,625	54,861	539,609
		Nonperforming	25	445	558	570	617	2,522	333	5,070
Total other loans			$50,160	$54,951	$67,628	$122,032	$58,567	$136,147	$55,194	$544,679

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three months ended March 31, 2026 and 2025:

		Term Loans by Origination Year
(dollars in thousands)		2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
For the three months ended March 31, 2026
Residential real estate	Residential first lien	$—	$—	$—	$—	$59	$—	$—	$59
	Other residential	—	—	—	—	—	—	6	6
Consumer	Consumer	—	1	12	28	2	1	1	45
	Consumer other	1	84	18	28	465	255	—	851
Lease financing		—	—	284	24	168	261	—	737
Total gross other charge-offs		$1	$85	$314	$80	$694	$517	$7	$1,698

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended March 31, 2025
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$27	$—	$27
	Other residential	—	—	—	25	—	1	19	45
Consumer	Consumer	—	1	5	2	—	1	4	13
	Consumer other	4	52	17	15	5	347	—	440
Lease financing		—	143	1,706	1,231	209	159	—	3,448
Total gross other charge-offs		$4	$196	$1,728	$1,273	$214	$535	$23	$3,973

NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Land	$15,856	$15,856
Buildings and improvements	86,866	86,429
Furniture and equipment	38,444	38,303
Lease right-of-use assets	7,757	8,117
Total	148,923	148,705
Accumulated depreciation	(64,754)	(63,571)
Premises and equipment, net	$84,169	$85,134
Depreciation expense in each of the three months ended March 31, 2026 and 2025 was $1.2 million.
The Company has entered into operating leases, primarily for banking offices, operating facilities and ATMs, which have remaining lease terms of 5 months to 12 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.8 million and $8.1 million as of March 31, 2026 and December 31, 2025, respectively, included in premises and equipment, net on our consolidated balance sheets. The operating lease liabilities of the Company were $9.0 million and $9.3 million as of March 31, 2026 and December 31, 2025, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Operating lease cost	$481	$498
Operating cash flows from leases	503	518
Right-of-use assets obtained in exchange for lease obligations	36	837
Weighted average remaining lease term	5.9 years	6.7 years
Weighted average discount rate	3.72%	3.72%
The projected minimum rental payments under the terms of the leases as of March 31, 2026 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2026 remaining	$1,363
2027	1,908
2028	1,855
2029	1,655
2030	1,073
Thereafter	2,190
Total future minimum lease payments	10,044
Less imputed interest	(1,061)
Total operating lease liabilities	$8,983

NOTE 5 – GOODWILL
The carrying amount of goodwill at March 31, 2026 and December 31, 2025 was $7.9 million. For the three months ended March 31, 2026, there were no changes in the carrying amount of goodwill. Additionally, the Company did not identify any events or changes in circumstances during the quarter that would indicate that it is more likely than not that the fair value of any reporting unit was less than its carrying amount. Accordingly, no interim goodwill impairment test was considered required or performed.
In the first quarter of 2025, we determined that a triggering event had occurred at the Company's Banking reporting unit as a result of deteriorated credit quality coupled with trends in the Company's stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized a $154.0 million goodwill impairment charge in the first quarter of 2025.
NOTE 6 – DERIVATIVE INSTRUMENTS
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
Derivatives qualifying for hedge accounting include fair value hedges and cash flow hedges. Fair value hedges include pay-fixed swaps of securities within our available-for-sale portfolio, and cash flow hedges include interest rate option contracts on certain securities within our available-for-sale portfolio, a portion of commercial and commercial real estate loans, and receive-fixed swaps of specific fixed-rate unsecured debt obligations and fixed-rate FHLB advances. Both the cash flow and fair value hedges were determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps. We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage business that do not meet the accounting definition of hedges, as well as interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings.
Balance Sheet Presentation
The following table summarizes the fair value of derivative instruments reported on our consolidated balance sheets. The amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. Derivative assets and derivative liabilities are included in other assets and accrued interest payable and other liabilities, respectively, on the consolidated balance sheets.
Notional amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. In our view, derivative notional is not an accurate measure of our derivative exposure when viewed in isolation from other factors, such as market rate fluctuations and counterparty credit risk.

	March 31, 2026			December 31, 2025
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges:
Interest rate contracts
Fair value hedges
Investment securities available for sale	$952	$1,901	$187,798	$608	$2,901	$228,157
Cash flow hedges
Investment securities available for sale	659	—	90,000	754	—	90,000
Pools of commercial and commercial real estate loans	1,297	999	225,000	1,528	1,180	300,000
FHLB advances, brokered CDs and other borrowings	186	9	100,000	29	502	125,000
Total derivatives designated as accounting hedges	$3,094	$2,909	$602,798	$2,919	$4,583	$743,157
Derivatives not designated as accounting hedges:
Interest rate contracts
Swaps	$233	$233	$52,199	$395	$395	$52,637
Interest rate lock commitments	175	—	9,830	137	—	4,594
Forward commitments to sell mortgage-backed securities	150	—	11,630	—	21	9,179
Total derivatives not designated as accounting hedges	$558	$233	$73,659	$532	$416	$66,410
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Investment securities available for sale	$172,154	$352,968	$(949)	$(2,293)

Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2026	2025		2026	2025
Three Months Ended March 31,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$1,343	$(3,486)	Interest income on investment securities available for sale	$(1,159)	$3,491

The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income:

	Gain (loss) recognized in AOCI on derivative		Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2026	2025		2026	2025
Three Months Ended March 31,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$(50)	$1,117	Interest income on loans	$109	$(1,005)
Investment securities available for sale	(95)	446	Interest income on investment securities	54	28
FHLB advances, brokered CDs and other borrowings	650	(699)	Interest expense	30	140
FHLB advances, brokered CDs and other borrowings	—	—	Noninterest expense	(154)	—
Total gain (loss) on cash flow hedging relationships	$505	$864		$39	$(837)
During the next 12 months, we estimate $1.7 million of losses will be reclassified into pre-tax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income:

(dollars in thousands)	Location of gain recognized in income on derivative	2026	2025
Three Months Ended March 31,
Gain on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$209	$70
Total gain on derivative instruments not designated as accounting hedges		$209	$70
NOTE 7 – DEPOSITS
The following table summarizes the classification of deposits as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing demand	$1,013,808	$1,040,411
Interest-bearing:
Checking	1,886,212	1,855,215
Money market	1,295,781	1,248,942
Savings	495,899	487,742
Time	748,367	792,069
Total deposits	$5,440,067	$5,424,379

NOTE 8 – SHORT-TERM BORROWINGS
The following table summarizes our short-term borrowings as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Securities sold under repurchase agreements	$8,425	$10,181
AFX borrowings	145,000	50,000
Total short-term borrowings	$153,425	$60,181

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The weighted-average interest rate on securities sold under agreements to repurchase was 0.25% and 0.26% at March 31, 2026 and December 31, 2025, respectively. Investment securities with a carrying amount of $10.1 million and $12.2 million at March 31, 2026 and December 31, 2025, respectively, were pledged for securities sold under agreements to repurchase.
The Bank also utilizes unsecured short-term borrowings, including transactions executed through the AFX, to manage liquidity needs. AFX borrowings are generally overnight in nature and are priced at market rates, typically based on AMERIBOR, which ranged from 3.68% to 3.695% at March 31, 2026 and 3.695% to 3.74% at December 31, 2025.
NOTE 9 – FHLB ADVANCES
The following table summarizes our FHLB advances as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
FHLB advances – fixed rate, fixed term at rates averaging 3.97% and 4.08% at March 31, 2026 and December 31, 2025 - maturing through October 2029	$113,000	$168,000
FHLB advances – putable fixed rate at rates averaging 3.68% and 4.00% at March 31, 2026 and December 31, 2025, respectively – maturing through July 2034 with call provisions through May 2026	125,000	125,000
Total FHLB advances	$238,000	$293,000
The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.77 billion and $2.87 billion at March 31, 2026 and December 31, 2025, respectively. Based on this collateral, the Company was eligible to borrow $0.87 billion from the FHLB at March 31, 2026.
NOTE 10 – SUBORDINATED DEBT
The following table summarizes the Company’s subordinated debt at March 31, 2026 and December 31, 2025:

Subordinated debt
Fixed to Float
(dollars in thousands)	Issued September 2019
At March 31, 2026
Outstanding amount	$27,250
Carrying amount	27,024
Current rate	5.50%
At December 31, 2025
Outstanding amount	$27,250
Carrying amount	27,019
Current rate	5.50%
Maturity date	9/30/2034
Optional redemption date	9/30/2029
Fixed to variable conversion date	9/30/2029
Variable rate	3-month SOFR plus 4.05%
Interest payment terms	Semiannually through 9/30/2029; Quarterly for all subsequent periods
The value of subordinated debentures has been reduced by the debt issuance costs, which are being amortized on a straight line basis through the earlier of the redemption option or maturity date. The subordinated debentures above may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the three months ended March 31, 2026
Balances, December 31, 2025	$(59,217)	$(1,116)	$(60,333)
Other comprehensive income (loss) before reclassifications	(10,870)	359	(10,511)
Amounts reclassified from AOCI to income (1)	1,291	(29)	1,262
Balances, March 31, 2026	$(68,796)	$(786)	$(69,582)
Changes in AOCI for the three months ended March 31, 2025
Balances, December 31, 2024	$(79,021)	$(2,939)	$(81,960)
Other comprehensive income (loss) before reclassifications	8,358	650	9,008
Amounts reclassified from AOCI to income (1)	(4)	617	613
Balances, March 31, 2025	$(70,667)	$(1,672)	$(72,339)
(1) See table below for details related to reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Details about AOCI components	Amounts reclassified from AOCI		Affected line item in the statement of income
Unrealized gains and losses on investment securities available for sale	$(20)	$5	Interest income (expense)
	(1,731)	—	Loss on sales of investment securities, net
	460	(1)	Income tax (expense) benefit
	$(1,291)	$4	Net income (loss)

Gains and losses on cash flow hedges	$193	$(837)	Interest income (expense)
	(154)	—	Loss on termination of interest rate swaps
	(10)	220	Income tax (expense) benefit
	$29	$(617)	Net income (loss)

NOTE 12 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Net income (loss)	$18,463	$(140,974)
Preferred dividends declared	(2,228)	(2,228)
Net income (loss) available to common shareholders	16,235	(143,202)
Common shareholder dividends	(6,717)	(6,666)
Unvested restricted stock award dividends	(172)	(116)
Undistributed earnings to unvested restricted stock awards	(228)	—
Undistributed earnings (loss) to common shareholders	$9,118	$(149,984)
Basic
Distributed earnings to common shareholders	$6,717	$6,666
Undistributed earnings (loss) to common shareholders	9,118	(149,984)
Total common shareholders earnings (loss), basic	$15,835	$(143,318)
Diluted
Distributed earnings to common shareholders	$6,717	$6,666
Undistributed earnings (loss) to common shareholders	9,118	(149,984)
Total common shareholders earnings (loss)	15,835	(143,318)
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—
Total common shareholders earnings (loss), diluted	$15,835	$(143,318)
Weighted average common shares outstanding, basic	21,301,246	21,795,570
Dilutive effect of options	—	—
Weighted average common shares outstanding, diluted	21,301,246	21,795,570
Basic earnings (loss) per common share	$0.74	$(6.58)
Diluted earnings (loss) per common share	0.74	(6.58)

Antidilutive stock options (1)	151,315	253,061
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
Collateral dependent loans. Collateral dependent loans are reviewed individually for estimated credit losses. For collateral dependent loans for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company estimates expected credit losses based on the fair value of the collateral, adjusted for estimated costs to sell when repayment is expected from sale. The fair value of collateral is generally based on independent appraisals, broker price opinions, observable market data, or other valuation techniques, as adjusted for changes in market conditions, collateral condition, liquidation costs, and other relevant factors. Measurements based on observable market information with no significant unobservable adjustments are classified as Level 2. Measurements that include significant unobservable inputs, including management adjustments to appraised values, liquidation discounts, collateral condition assumptions, guarantor support, or discounted cash flow assumptions, are classified as Level 3.
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
Appraisals for both collateral-dependent loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at March 31, 2026 and December 31, 2025, are summarized below:

	March 31, 2026
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$25,219	$—	$25,219	$—
Mortgage-backed securities - agency	1,252,051	—	1,252,051	—
Mortgage-backed securities - non-agency	83,002	—	83,002	—
Asset-backed student loans	20,374	—	20,374	—
State and municipal securities	71,654	—	71,654	—
Collateralized loan obligations	84,577	—	84,577	—
Corporate securities	55,678	—	55,678	—
Equity securities	3,665	3,665	—	—
Residential loans held for sale	4,839	—	4,839	—
Credit enhancement asset	13,476	—	—	13,476
Derivative assets	3,652	—	3,652	—
Total	$1,618,187	$3,665	$1,601,046	$13,476
Liabilities
Derivative liabilities	$3,142	$—	$3,142	$—
Total	$3,142	$—	$3,142	$—

Assets measured at fair value on a non-recurring basis:
Collateral dependent loans:
Commercial	$7,209	$—	$—	$7,209
Commercial real estate	35,687	—	—	35,687
Residential real estate	821	—	—	821
Commercial loans held for sale	1,870	—	—	1,870
Other real estate owned	514	—	—	514

	December 31, 2025
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$19,823	$—	$19,823	$—
Mortgage-backed securities - agency	1,193,750	—	1,193,750	—
Mortgage-backed securities - non-agency	97,089	—	97,089	—
Asset-backed student loans	34,215	—	34,215	—
State and municipal securities	73,458	—	73,458	—
Collateralized loan obligations	46,854	—	46,854	—
Corporate securities	57,812	—	57,812	—
Equity securities	4,235	4,235	—	—
Residential loans held for sale	7,781	—	7,781	—
Credit enhancement asset	12,557	—	—	12,557
Derivative assets	3,451	—	3,451	—
Total	$1,551,025	$4,235	$1,534,233	$12,557
Liabilities
Derivative liabilities	$4,999	$—	$4,999	$—
Total	$4,999	$—	$4,999	$—

Assets measured at fair value on a non-recurring basis:
Collateral dependent loans:
Commercial	$8,136	$—	$—	$8,136
Commercial real estate	40,324	—	—	40,324
Residential real estate	592	—	—	592
Other real estate owned	606	—	—	606
The following table presents losses recognized on assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Collateral dependent loans	$1,170	$2,012
Total losses on assets measured on a nonrecurring basis	$1,170	$2,012

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at March 31, 2026 and December 31, 2025:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Discount Rate Range (weighted average) (1)
March 31, 2026
Collateral dependent loans:
Commercial	$7,209	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00%- 100.00% (7.55%)
Commercial real estate	35,687	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 100.00% (3.48%)
Residential real estate	821	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00%- 0.00% (0.00%)
Other real estate owned	514	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	7.54% - 70.67% (45.63%)
Commercial loans held for sale	1,870	Market approach	None - Fair value equals contracted sales price; no significant unobservable inputs	N/A

December 31, 2025
Collateral dependent loans:
Commercial	$8,136	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 0.00% (0.00%)
Commercial real estate	40,324	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 100.00% (4.79%)
Residential real estate	592	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 0.00% (0.00%)
Other real estate owned	606	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	54.10% - 70.67% (58.17%.)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$4,839	$116	$4,723	$7,781	$390	$7,391
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Residential loans held for sale	$(238)	$87

The carrying values and estimated fair value of certain financial instruments not carried at fair value at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$113,024	$113,024	$113,024	$—	$—
Federal funds sold	634	634	634	—	—
Loans, net	4,270,698	4,163,576	—	—	4,163,576
Accrued interest receivable	25,875	25,875	—	25,875	—

Liabilities
Deposits	$5,440,067	$5,434,700	$—	$5,434,700	$—
Short-term borrowings	153,425	153,425	145,000	8,425	—
FHLB and other borrowings	238,000	238,341	—	238,341	—
Subordinated debt	27,024	22,948	—	22,948	—
Trust preferred debentures	52,035	48,478	—	48,478	—

	December 31, 2025
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$127,279	$127,279	$127,279	$—	$—
Federal funds sold	532	532	532	—	—
Loans, net	4,282,785	4,229,483	—	—	4,229,483
Accrued interest receivable	23,824	23,824	—	23,824	—

Liabilities
Deposits	$5,424,379	$5,421,497	$—	$5,421,497	$—
Short-term borrowings	60,181	60,181	50,000	10,181	—
FHLB and other borrowings	293,000	295,047	—	295,047	—
Subordinated debt	27,019	23,005	—	23,005	—
Trust preferred debentures	51,857	48,626	—	48,626	—
The methods utilized to measure fair value of financial instruments at March 31, 2026 and December 31, 2025 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$776,964	$821,801
Financial guarantees – standby letters of credit	32,453	30,808
NOTE 15 – SEGMENT INFORMATION
The Company's reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily distinguished between Banking, Wealth Management and Corporate. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision maker analyzes the financial performance of the Company's segments, allocates resources and assesses compensation of certain employees by evaluating revenue streams, significant expenses and budget to actual results. The performance of the Banking segment is assessed by monitoring the margin between interest income and interest expense related to loans, investments, deposits and other borrowings. Pre-tax profit and loss is used to assess the performance of the Wealth Management segment. Interest expense, provisions for credit losses and payroll provide the significant expenses in the Banking segment, while payroll provides the significant expenses in the Wealth Management segment.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2025 Annual Report on Form 10-K.
Transactions between segments consist primarily of borrowed funds and servicing fees. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Banking segment.

Selected business segment financial information for the three months ended March 31, 2026 and 2025 were as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended March 31, 2026
Interest income	$86,022	$—	$—	$86,022
Interest expense	27,238	20	1,347	28,605
Net interest income (expense)	58,784	(20)	(1,347)	57,417
Provision for credit losses	5,003	—	—	5,003
Wealth management revenue	—	8,248	—	8,248
Other noninterest income	15,006	—	(1,132)	13,874
Total noninterest income	15,006	8,248	(1,132)	22,122
Salaries and employee benefits	21,763	4,394	—	26,157
Depreciation expense	1,206	11	—	1,217
Amortization of intangible assets	471	246	—	717
Other noninterest expense	21,018	1,815	(500)	22,333
Total noninterest expense	44,458	6,466	(500)	50,424
Income (loss) before income taxes	24,329	1,762	(1,979)	24,112
Income tax expense (benefit)	5,305	759	(415)	5,649
Net income (loss)	$19,024	$1,003	$(1,564)	$18,463
Total assets	$6,561,452	$37,760	$(51,249)	$6,547,963

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended March 31, 2025
Interest income	$99,355	$—	$—	$99,355
Interest expense	38,730	17	2,318	41,065
Net interest income (expense)	60,625	(17)	(2,318)	58,290
Provision for credit losses	10,850	—	—	10,850
Wealth management revenue	—	7,350	—	7,350
Other noninterest income	11,350	—	(937)	10,413
Total noninterest income	11,350	7,350	(937)	17,763
Salaries and employee benefits	22,914	3,502	—	26,416
Depreciation expense	1,228	10	—	1,238
Amortization of intangible assets	644	267	—	911
Other noninterest expense	173,513	1,716	(789)	174,440
Total noninterest expense	198,299	5,495	(789)	203,005
Income (loss) before income taxes	(137,174)	1,838	(2,466)	(137,802)
Income tax expense (benefit)	3,107	760	(695)	3,172
Net income (loss)	$(140,281)	$1,078	$(1,771)	$(140,974)
Total assets	$7,290,894	$33,541	$(39,631)	$7,284,804
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

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$7,170	$6,444
Investment advisory and brokerage fees	653	483
Other	425	423
Service charges on deposit accounts:
Nonsufficient fund fees	2,088	1,953
Other	1,267	1,352
Interchange revenues	3,528	3,151
Other income:
Merchant services revenue	334	338
Other	644	293
Noninterest income - out-of-scope of Topic 606	6,013	3,326
Total noninterest income	$22,122	$17,763
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2026, as compared to December 31, 2025, and unaudited consolidated operating results for the three months ended March 31, 2026 and 2025. This disclosure should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein and the audited financial statements and accompanying notes provided in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.
In addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including interest rates and other general economic, business and political conditions; the impact of federal trade policy, inflation, deposit volatility and potential regulatory developments; the performance of our loan portfolio and our ability to manage credit risk; changes in the financial markets; the effects of armed conflict, including the scope and duration of disruptions in global energy markets relating to war in Iran; changes in the business environment resulting from the adoption of artificial intelligence, including fraud and cybersecurity risk; operational risks, including with respect to fraud and information technology; changes in business plans as circumstances warrant; risks related to legal proceedings; risks related to mergers and acquisitions and the integration of acquired businesses; changes to U.S. and state tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the greatest effect on the Company’s reported financial position and results of operations are set forth in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2025.
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2025.

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
Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations for the three months ended March 31, 2026 and 2025, and our financial condition as of March 31, 2026 and December 31, 2025, and may affect the comparability of financial information we report in future fiscal periods.
Sale of equipment finance portfolio. During the fourth quarter of 2025, we sold substantially all of our equipment finance portfolio resulting in a loss on sale of $21.4 million. As previously disclosed, we ceased originating new equipment finance loans and leases effective as of September 30, 2025.
Redemption of Subordinated Notes. On September 30, 2025, we redeemed all of our outstanding Fixed-to-Floating Rate Subordinated Notes due September 30, 2029, with an interest rate of 7.91%, which had an aggregate principal amount of $50.8 million. The aggregate redemption price was 100% of the aggregate principal amount of the subordinated notes, plus accrued and unpaid interest.
Goodwill impairment. During the first quarter of 2025, we determined that a triggering event had occurred at our Banking reporting unit as a result of further deteriorated credit quality coupled with trends in our stock price. We performed a quantitative impairment test on our Banking reporting unit as of March 31, 2025 and engaged a third-party service provider to assist Management with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of our Banking reporting unit. As a result of the assessment, we recognized $154.0 million of goodwill impairment expense. The impairment expense did not impact our regulatory capital ratios, tangible common equity ratio or our liquidity position.
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Income Statement Data:
Interest income	$86,022	$99,355
Interest expense	28,605	41,065
Net interest income	57,417	58,290
Provision for credit losses	5,003	10,850
Noninterest income	22,122	17,763
Noninterest expense	50,424	203,005
Income (loss) before income taxes	24,112	(137,802)
Income tax expense	5,649	3,172
Net income (loss)	18,463	(140,974)
Preferred dividends	2,228	2,228
Net income (loss) available to common shareholders	$16,235	$(143,202)
Per Share Data:
Basic earnings (loss) per common share	$0.74	$(6.58)
Diluted earnings (loss) per common share	$0.74	$(6.58)
Performance Metrics:
Return on average assets	1.16%	(7.66)%
Return on average shareholders' equity	13.15%	(79.89)%
During the three months ended March 31, 2026, we generated net income of $18.5 million, or diluted earnings per common share of $0.74, compared to a net loss of $141.0 million, or diluted loss per common share of $6.58, in the three months ended March 31, 2025. Earnings for the first quarter of 2026 compared to the first quarter of 2025 increased primarily due to a $152.6 million decrease in noninterest expense (which included the prior year goodwill impairment charge), a $5.8 million decrease in provision for credit losses and a $4.4 million increase in noninterest income. These results were partially offset by a $0.9 million decrease in net interest income and a $2.5 million increase in income tax expense.
Net Interest Income and Margin. Our primary source of revenue is net interest income, which is the difference between interest income from interest-earning assets (primarily loans and securities) and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Net interest income is influenced by many factors, primarily the volume and mix of interest-earning assets, funding sources and interest rate fluctuations. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support interest-earning assets. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pretax-equivalent income, assuming a federal income tax rate of 21% for both 2026 and 2025.
The FOMC concluded its April 2026 meeting by leaving interest rates unchanged, citing low average job gains, elevated inflation, and a high level of uncertainty about the economic outlook stemming from developments in the Middle East. Federal Reserve policymakers voted to leave the benchmark federal funds rate unchanged at its current range of 3.50% to 3.75%. The move follows the central bank's decision to hold rates steady in January and March 2026 after three successive 25-basis-point rate cuts in September, October and December 2025. Economic data showing a slowdown in the labor market, inflation continuing to run higher than the Federal Reserve's 2% target and the unrest in Iran prompted policymakers to continue to pause rate cuts.
During the three months ended March 31, 2026, net interest income, on a tax-equivalent basis, decreased to $57.6 million compared to $58.5 million for the three months ended March 31, 2025. The tax-equivalent net interest margin increased to 3.91% for the first quarter of 2026 compared to 3.49% in the first quarter of 2025.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2026 and 2025. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2026			2025
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$89,412	$809	3.67%	$68,671	$718	4.24%
Investment securities:
Taxable investment securities	1,530,737	18,150	4.81	1,253,976	14,975	4.84
Investment securities exempt from federal income tax (1)	61,696	552	3.63	57,911	542	3.80
Total securities	1,592,433	18,702	4.76	1,311,887	15,517	4.80
Loans:
Loans (2)	4,211,988	65,559	6.31	5,014,364	77,668	6.28
Loans exempt from federal income tax (1)	42,333	485	4.64	43,030	450	4.24
Total loans	4,254,321	66,044	6.30	5,057,394	78,118	6.26
Loans held for sale	6,892	102	6.01	326,348	4,563	5.67
Nonmarketable equity securities	31,547	583	7.50	35,614	647	7.37
Total interest-earning assets	5,974,605	86,240	5.85	6,799,914	99,563	5.94
Noninterest-earning assets	496,233			667,940
Total assets	$6,470,838			$7,467,854
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,172,416	$18,031	2.31%	$3,509,814	$25,140	2.90%
Savings deposits	491,073	321	0.27	516,784	329	0.26
Time deposits	736,018	5,541	3.05	821,706	6,831	3.37
Brokered time deposits	31,366	310	4.01	225,703	2,315	4.16
Total interest-bearing deposits	4,430,873	24,203	2.22	5,074,007	34,615	2.77
Short-term borrowings	33,236	231	2.82	73,767	700	3.85
FHLB advances	273,444	2,670	3.96	299,578	3,163	4.28
Subordinated debt	27,022	380	5.70	77,752	1,387	7.23
Trust preferred debentures	51,948	1,121	8.75	51,283	1,200	9.49
Total interest-bearing liabilities	4,816,523	28,605	2.41	5,576,387	41,065	2.99
Noninterest-bearing liabilities:
Noninterest-bearing deposits	996,926			1,052,181
Other noninterest-bearing liabilities	87,907			123,613
Total noninterest-bearing liabilities	1,084,833			1,175,794
Shareholders’ equity	569,482			715,673
Total liabilities and shareholders’ equity	$6,470,838			$7,467,854
Net interest income / net interest margin (3)		$57,635	3.91%		$58,498	3.49%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million for both the three months ended March 31, 2026 and 2025.
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

	Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate
Earning assets:
Federal funds sold and cash investments	$202	$(111)	$91
Investment securities:
Taxable investment securities	3,317	(142)	3,175
Investment securities exempt from federal income tax	35	(25)	10
Total securities	3,352	(167)	3,185
Loans:
Loans	(12,459)	350	(12,109)
Loans exempt from federal income tax	(7)	42	35
Total loans	(12,466)	392	(12,074)
Loans held for sale	(4,600)	139	(4,461)
Nonmarketable equity securities	(75)	11	(64)
Total earning assets	(13,587)	264	(13,323)
Interest-bearing liabilities:
Checking and money market deposits	(2,167)	(4,942)	(7,109)
Savings deposits	(16)	8	(8)
Time deposits	(679)	(611)	(1,290)
Brokered deposits	(1,959)	(46)	(2,005)
Total interest-bearing deposits	(4,821)	(5,591)	(10,412)
Short-term borrowings	(333)	(136)	(469)
FHLB advances	(265)	(228)	(493)
Subordinated debt	(813)	(194)	(1,007)
Trust preferred debentures	15	(94)	(79)
Total interest-bearing liabilities	(6,217)	(6,243)	(12,460)
Net interest income	$(7,370)	$6,507	$(863)

Interest Income. For the three months ended March 31, 2026, interest income, on a tax-equivalent basis, decreased $13.3 million to $86.2 million as compared to the same period in 2025, primarily due to a decline in earning assets as described below. The yield on earning assets decreased nine basis points to 5.85% from 5.94%.
Average earning assets decreased to $5.97 billion in the first quarter of 2026 from $6.80 billion in the same quarter of 2025. Average loans and average loans held for sale decreased $803.1 million and $319.5 million, respectively. These decreases were partially offset by an increase in investment securities of $280.5 million.
Average loans decreased $803.1 million in the first quarter of 2026 compared to the same quarter of 2025. During the fourth quarter of 2025, the Company sold substantially all of its equipment finance portfolio. As a result, equipment finance loan and lease average balances decreased $728.7 million (to $55.4 million) for the three months ended March 31, 2026 compared to the same period of 2025. Proceeds from the sale of substantially all of the portfolio were used to purchase investment securities and reduce higher-cost funding for the Company.
The $326.3 million of average loans held for sale in the first quarter of 2025 included $320.9 million of GreenSky consumer loans. The Company completed the sale of this portfolio in the second quarter of 2025.
Interest Expense. Interest expense decreased $12.5 million to $28.6 million for the three months ended March 31, 2026 compared to the same period in 2025. The cost of interest-bearing liabilities decreased to 2.41% for the first quarter of 2026, compared to 2.99% for the first quarter of 2025 due to a decrease in both the rates paid on deposits and a decrease in average balances.
Interest expense on deposits decreased $10.4 million to $24.2 million for the three months ended March 31, 2026 compared to $34.6 million in the same quarter of 2025, driven primarily by the rate cuts enacted by the Federal Reserve Bank beginning in late 2024.
Average balances of interest-bearing deposit accounts decreased $643.1 million, or 12.7%, to $4.43 billion for the three months ended March 31, 2026 compared to the same period one year earlier. Proceeds from the sales of substantially all of our equipment financing portfolio and non-core consumer loan portfolios in 2025 were used to reduce higher-cost deposit funding for the Company, including servicing deposits and brokered deposits.
Interest expense on subordinated debt decreased $1.0 million for the three months ended March 31, 2026, compared to the prior year, due to a decrease in average balances. The average balance decreased $50.7 million for the three months ended March 31, 2026, compared to the same period in 2025, due the redemption of $50.8 million of debt as of September 30, 2025.
Provision for Credit Losses. The Company's provision for credit losses totaled $5.0 million and $10.9 million for the three months ended March 31, 2026 and 2025, respectively. Provision expense for the first quarter of 2026 included $0.4 million recapture of provision for credit losses on unfunded commitments. The decrease in the provision for credit losses for the three months ended March 31, 2026 compared to the same period in 2025 was due in part to the sale of the equipment finance portfolio that occurred in late 2025, and the Company's continued efforts to remediate nonperforming loans and improve credit underwriting.
The provision for credit losses on loans recognized during the three months ended March 31, 2026 was made at a level deemed necessary by Management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by Management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Noninterest Income. The following table presents the major components of our noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2026	2025
Noninterest income:
Wealth management revenue	$8,248	$7,350	$898
Service charges on deposit accounts	3,355	3,305	50
Interchange revenue	3,528	3,151	377
Residential mortgage banking revenue	626	676	(50)
Income on company-owned life insurance	2,076	2,334	(258)
Loss on sales of investment securities, net	(1,731)	—	(1,731)
Credit enhancement income	3,360	(578)	3,938
Other income	2,660	1,525	1,135
Total noninterest income	$22,122	$17,763	$4,359
Wealth management revenue. Wealth management revenue increased $0.9 million, or 12.2%, for three months ended March 31, 2026 as compared to the same period in 2025, driven by growth in assets under administration. Assets under administration increased 9.1% to $4.47 billion at March 31, 2026 from $4.10 billion at March 31, 2025.
Credit enhancement income. In 2025 and through December 30, 2025, the Company was party to one third-party loan origination program, wherein the third-party provider offered various credit enhancements with respect to loans originated under the program, including contributions to reserve accounts, yield maintenance and certain other payments. When the allowance for credit losses on loans was recorded, a credit enhancement derivative was also recorded on our balance sheet with a corresponding entry to credit enhancement income in recognition of the partner's legal commitment to indemnify or reimburse the Company. The credit enhancement asset was relieved as credit enhancement payments and recoveries were received from the partner or taken from the partner's cash reserve account. Effective December 31, 2025, the Company modified its third-party lending and servicing arrangements with its sole partner, eliminating the credit enhancement derivative. The new arrangements provide a credit enhancement by the partner which protects the Company by indemnifying or reimbursing incurred losses. We estimate and record an allowance for expected credit losses and a corresponding credit enhancement asset on the balance sheet through credit enhancement income.

The Company recognized $3.4 million of credit enhancement income during the three months ended March 31, 2026, which correlated to a similar amount of provision for credit losses as a result of the new arrangement entered into at December 31, 2025.
Other noninterest income. Other income increased $1.1 million for the three months ended March 31, 2026, as compared to the same period in 2025. In 2026, the Company recognized $2.1 million in gains from the sale of mortgage servicing rights and $0.6 million in servicing fees related to GreenSky consumer loans, which were sold in the second quarter of 2025. These gains were partially offset by $1.7 million of losses in our limited partnership investments and the elimination of operating lease revenue due to the sale of our equipment finance portfolio in the fourth quarter of 2025. Operating lease revenue totaled $0.8 million in the first quarter of 2025.

Noninterest Expense. The following table sets forth the major components of noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2026	2025
Noninterest expense:
Salaries and employee benefits	$26,157	$26,416	$(259)
Occupancy and equipment	4,535	4,498	37
Data processing	7,065	6,919	146
FDIC insurance	529	1,463	(934)
Professional services	2,242	2,741	(499)
Marketing	1,241	793	448
Communications	431	329	102
Loan expense	3,305	1,335	1,970
Loan servicing fees	1,116	750	366
Impairment on goodwill	—	153,977	(153,977)
Amortization of intangible assets	717	911	(194)
Other expense	3,086	2,873	213
Total noninterest expense	$50,424	$203,005	$(152,581)
Salaries and employee benefits. For the three months ended March 31, 2026, salaries and employee benefits expense decreased $0.3 million as compared to the same period in 2025. The Company incurred severance expense of $0.4 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. In addition, the decrease was partially offset by increased medical insurance expense.
FDIC insurance expense. The decrease in FDIC insurance expense for the three months ended March 31, 2026, as compared to the same period of 2025 was due to a lower assessment base in the first quarter of 2026, a shift in loan mix due to the sale of the equipment finance and non-core loan portfolios in 2025, and the decline in nonperforming loans.
Professional services expense. For the three months ended March 31, 2026, professional services expense decreased $0.5 million as compared to the same period in 2025. The Company incurred additional audit and consulting expenses in 2025 as a result of the restatements of prior years' financial statements and as a result of contractual changes in the Company's third-party lending and servicing arrangements.
Marketing expense. The increase in marketing expense for the three months ended March 31, 2026, as compared to the same period of 2025, was primarily the result of increased brand marketing and program expenses related to deposit account acquisition.
Loan expense. Effective December 31, 2025, the Company modified its third-party lending and servicing arrangements with its sole partner, whereby the Company pays credit insurance to the program sponsor in exchange for the sponsor to reimburse the Company for incurred loan losses. Incurred losses are recognized as loans are charged-off through the allowance for credit losses. Reimbursements of incurred losses are recognized as a reduction of our credit enhancement asset. Credit insurance expense totaled $2.2 million in the first quarter of 2026.
Impairment on goodwill. As mentioned previously, the Company recognized $154.0 million of goodwill impairment expense during the first quarter of 2025 in its Banking reporting unit.
Income Tax Expense. Income tax expense was $5.6 million for the three months ended March 31, 2026, as compared to $3.2 million for the three months ended March 31, 2025. The resulting effective tax rates were 23.4% and 19.6% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate calculation for the three months ended March 31, 2025, excludes the goodwill impairment charge of $154.0 million, as this item is not deductible for tax purposes.
Financial Condition
Assets. Total assets were $6.55 billion at March 31, 2026, as compared to $6.51 billion at December 31, 2025.

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

The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$1,216,511	28.0%	$1,178,521	27.1%
Commercial real estate	2,322,198	53.5	2,342,664	53.8
Construction and land development	276,469	6.4	286,140	6.6
Residential real estate	344,511	8.0	349,623	8.0
Consumer	135,081	3.1	144,075	3.3
Lease financing	43,803	1.0	50,981	1.2
Total loans, gross	4,338,573	100.0%	4,352,004	100.0%
Allowance for credit losses on loans	(67,875)		(69,219)
Total loans, net	$4,270,698		$4,282,785
Total loans decreased $13.4 million, or 0.3%, to $4.34 billion at March 31, 2026, compared to December 31, 2025. The portfolio mix remained stable during the first quarter of 2026.
The following tables present our outstanding loans by business sector at March 31, 2026 and December 31, 2025. The Company's loan portfolio is assigned to the following internal business sectors:
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
•Non-core and other includes our third-party origination and servicing programs, our equipment finance portfolio of loans and leases originated to varying types of businesses throughout the United States for purchases of business equipment and software and capital market credits, including loans to finance the sale of the GreenSky portfolio.

	March 31, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total
Commercial	$728,215	$261,247	$227,049	$1,216,511
Commercial real estate	2,007,309	311,701	3,188	2,322,198
Construction and land development	237,684	38,772	13	276,469
Residential real estate	339,478	1,794	3,239	344,511
Consumer	84,291	—	50,790	135,081
Lease financing	—	—	43,803	43,803
Total	$3,396,977	$613,514	$328,082	$4,338,573

	December 31, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total
Commercial	$688,277	$248,112	$242,132	$1,178,521
Commercial real estate	1,979,383	358,457	4,824	2,342,664
Construction and land development	226,295	59,832	13	286,140
Residential real estate	344,523	1,782	3,318	349,623
Consumer	89,749	—	54,326	144,075
Lease financing	—	—	50,981	50,981
Total	$3,328,227	$668,183	$355,594	$4,352,004
Community bank portfolio increased $68.8 million, or 2.1%, between December 31, 2025 and March 31, 2026. This growth partially offset the anticipated declines in the specialty finance and non-core and other business sectors of $54.7 million and $27.5 million, respectively.
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at March 31, 2026:

	March 31, 2026
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$80,035	$463,253	$223,706	$117,038	$190,225	$101,970	$—	$40,284	$1,216,511
Commercial real estate	357,842	181,970	906,850	333,309	264,501	258,816	5,494	13,416	2,322,198
Construction and land development	33,836	78,108	17,266	90,952	388	55,874	—	45	276,469
Total commercial loans	471,713	723,331	1,147,822	541,299	455,114	416,660	5,494	53,745	3,815,178
Residential real estate	4,695	6,487	6,519	18,504	17,135	36,681	170,521	83,969	344,511
Consumer	19,585	649	64,437	274	44,018	6,118	—	—	135,081
Lease financing	3,708	—	38,199	—	1,896	—	—	—	43,803
Total loans	$499,701	$730,467	$1,256,977	$560,077	$518,163	$459,459	$176,015	$137,714	$4,338,573
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $67.9 million, or 1.56% of total loans, at March 31, 2026, compared to $69.2 million, or 1.59% of total loans, at December 31, 2025. The following table allocates the allowance for credit losses on loans by loan category:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$24,577	2.02%	$23,676	2.01%
Commercial real estate	27,653	1.19	28,284	1.21
Construction and land development	2,568	0.93	2,619	0.92
Total commercial loans	54,798	1.44	54,579	1.43
Residential real estate	6,203	1.80	6,652	1.90
Consumer	4,203	3.11	4,804	3.33
Lease financing	2,671	6.10	3,184	6.25
Total allowance for credit losses on loans	$67,875	1.56%	$69,219	1.59%
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
In estimating expected credit losses as of March 31, 2026, we utilized certain forecasted macroeconomic variables from Oxford Economics in our models. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 1.9% to 2.4% over the next four quarters; (ii) the 10-year treasury rate averaging 4.2% over the next four quarters; and (iii) Illinois unemployment rate averaging 4.7% through the first quarter of 2027.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at March 31, 2026, was approximately 55 basis points of total loans, decreasing slightly from 57 basis points at December 31, 2025.
The allowance allocated to commercial loans totaled $24.6 million, or 2.02% of total commercial loans, at March 31, 2026, compared to $23.7 million, or 2.01%, at December 31, 2025. Outstanding loan balances increased $38.0 million, or 3.2%, during the first three months of 2026. Specific allocations for loans that were individually evaluated increased $0.7 million, and quantitative factor adjustments increased $0.2 million.
The allowance allocated to commercial real estate loans totaled $27.7 million, or 1.19% of total commercial real estate loans, at March 31, 2026, decreasing $0.6 million, from $28.3 million, or 1.21% of total commercial real estate loans, at December 31, 2025. Outstanding loan balances decreased $20.5 million, or 0.9%, during the first three months of 2026. Specific allocations for loans that were individually evaluated decreased $0.7 million. Modeled expected credit losses increased $0.7 million and qualitative factor adjustments decreased $0.6 million. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $2.6 million, or 0.93% of total construction and land development loans, at March 31, 2026, compared to $2.6 million, or 0.92% of total constructions loans, at December 31, 2025. Modeled expected credit losses increased $0.1 million and qualitative factor adjustments related to construction loans decreased $0.1 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at March 31, 2026, or December 31, 2025.
The allowance allocated to residential real estate loans totaled $6.2 million, or 1.80% of total residential real estate loans, at March 31, 2026, decreasing $0.5 million, from $6.7 million, or 1.90% of total residential real estate loans, at December 31, 2025. Modeled expected credit losses decreased $0.6 million and qualitative factor adjustments increased $0.1 million. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at March 31, 2026, or December 31, 2025.

The allowance allocated to consumer loans totaled $4.2 million, or 3.11% of total consumer loans, at March 31, 2026, compared to $4.8 million, or 3.33%, at December 31, 2025. Modeled expected credit losses decreased $0.6 million.
The allowance allocated to the lease portfolio totaled $2.7 million, or 6.10% of total commercial leases, at March 31, 2026, decreasing $0.5 million, from $3.2 million, or 6.25% of total commercial leases at December 31, 2025. Outstanding lease balances decreased $7.2 million, or 14.08%, during the first three months of 2026. The Company ceased originating leases as of September 30, 2025.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance, beginning of period	$69,219	$111,204
Charge-offs:
Commercial	2,062	13,300
Commercial real estate	3,838	723
Construction and land development	35	—
Residential real estate	65	72
Consumer	896	453
Lease financing	737	3,448
Total charge-offs	7,633	17,996
Recoveries:
Commercial	474	498
Commercial real estate	1	1
Construction and land development	—	—
Residential real estate	75	18
Consumer	158	48
Lease financing	178	553
Total recoveries	886	1,118
Net charge-offs	6,747	16,878
Provision for credit losses on loans	5,403	10,850
Balance, end of period	$67,875	$105,176
Gross loans, end of period	$4,338,573	$5,018,053
Average total loans	$4,254,321	$5,057,394
Net charge-offs to average loans	0.64%	1.35%
Allowance for credit losses to total loans	1.56%	2.10%
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

The following tables present charge-offs by business sector for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$41	$—	$2,021	$2,062
Commercial real estate	3,838	—	—	3,838
Construction and land development	35	—	—	35
Residential real estate	65	—	—	65
Consumer	221	—	675	896
Lease financing	—	—	737	737
Total	$4,200	$—	$3,433	$7,633

	Three Months Ended March 31, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$37	$64	$13,199	$13,300
Commercial real estate	723	—	—	723
Construction and land development	—	—	—	—
Residential real estate	72	—	—	72
Consumer	183	—	270	453
Lease financing	—	—	3,448	3,448
Total	$1,015	$64	$16,917	$17,996

Charge-offs for the three months ended March 31, 2026 were $7.6 million, compared to $18.0 million for the three months ended March 31, 2025. Commercial real estate charge-offs in the first quarter of 2026 included $2.6 million related to a loan that was moved to held for sale in the quarter. The Company expects this note sale to close in the second quarter of 2026. In the first quarter of 2025, non-core commercial loan charge-offs included $11.1 million related to a third-party loan program, and $2.1 million related to our equipment finance portfolio.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset category as of the dates presented. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balance of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonperforming loans:
Commercial	$14,040	$14,925
Commercial real estate	39,982	45,333
Construction and land development	—	155
Residential real estate	3,879	3,861
Consumer	77	47
Lease financing	813	1,162
Total nonperforming loans	58,791	65,483
Other real estate owned and other repossessed assets	514	606
Nonperforming assets	$59,305	$66,089
Nonperforming loans to total loans	1.36%	1.50%
Nonperforming assets to total assets	0.91%	1.01%
Allowance for credit losses to nonperforming loans	115.45%	105.71%
In 2025, the Company prioritized improving its credit quality by tightening its loan underwriting standards and pursuing opportunities to resolve nonperforming loans, which included the sale of specific loans or portfolios. The Company ceased originations of new construction loans included in our Specialty finance portfolio in the fourth quarter of 2024. In the third quarter of 2025, the Company ceased originations in the equipment finance portfolio, selling substantially all of the portfolio during the fourth quarter of 2025. These actions are reflected in the continued reduction of nonperforming loans. Nonperforming loans decreased to $58.8 million, or 1.36% of total loans, at March 31, 2026, compared to $65.5 million, or 1.50% of total loans at December 31, 2025.
We did not recognize interest income on nonaccrual loans during the three months ended March 31, 2026 or 2025 while the loans were in nonaccrual status.
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
The following table sets forth the book value and percentage of each category of investment securities at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$25,219	1.6%	$19,823	1.3%
Mortgage-backed securities - agency	1,252,051	78.6	1,193,750	78.4
Mortgage-backed securities - non-agency	83,002	5.2	97,089	6.4
Asset-backed student loans	20,374	1.3	34,215	2.2
State and municipal securities	71,654	4.5	73,458	4.8
Collateralized loan obligations	84,577	5.3	46,854	3.1
Corporate securities	55,678	3.5	57,812	3.8
Total investment securities, available for sale, at fair value	$1,592,555	100.0%	$1,523,001	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at March 31, 2026:

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	4,657	0.3	4.95
Maturing after ten years	20,562	1.3	5.17
Total U.S. government sponsored entities and U.S. agency securities	$25,219	1.6%	5.13%

Mortgage-backed securities - agency:
Maturing within one year	$2	—%	2.51%
Maturing in one to five years	17,485	1.1	1.66
Maturing in five to ten years	3,011	0.2	1.78
Maturing after ten years	1,231,553	77.3	4.46
Total mortgage-backed securities - agency	$1,252,051	78.6%	4.42%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	10,074	0.6	6.41
Maturing in five to ten years	—	—	—
Maturing after ten years	72,928	4.6	4.71
Total mortgage-backed securities - non-agency	$83,002	5.2%	4.91%
Asset-backed student loans:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	340	—	4.56
Maturing after ten years	20,034	1.3	4.48
Total asset-backed student loans	$20,374	1.3%	4.49%

State and municipal securities (1):
Maturing within one year	$727	—%	3.05%
Maturing in one to five years	13,460	0.8	2.36
Maturing in five to ten years	25,743	1.6	2.78
Maturing after ten years	31,724	2.1	5.12
Total state and municipal securities	$71,654	4.5%	3.74%

Collateralized loan obligations:
Maturing within one year	$—	—%	—%
Maturing in one to five years	5,994	0.4	5.44
Maturing in five to ten years	32,782	2.1	5.77
Maturing after ten years	45,801	2.8	5.64
Total collateralized loan obligations	$84,577	5.3%	5.67%

Corporate securities:
Maturing within one year	$3,052	0.2%	8.60%
Maturing in one to five years	14,816	0.9	5.65
Maturing in five to ten years	37,810	2.4	3.79
Maturing after ten years	—	—	—
Total corporate securities	$55,678	3.5%	4.55%
Total investment securities, available for sale	$1,592,555	100.0%	4.50%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at March 31, 2026:

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	Value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$25,381	$25,219	$—	$25,219	$—	$—	$—	$—
Mortgage-backed securities - agency	1,337,062	1,252,051	—	1,252,051	—	—	—	—
Mortgage-backed securities - non-agency	84,099	83,002	16,120	66,882	—	—	—	—
Asset-backed student loans	20,484	20,374	—	20,374	—	—	—	—
State and municipal securities	75,981	71,654	7,400	61,663	170	—	—	2,421
Collateralized loan obligations	84,865	84,577	61,577	23,000	—	—	—	—
Corporate securities	57,546	55,678	—	—	7,436	38,130	7,672	2,440
Total investment securities, available for sale	$1,685,418	$1,592,555	$85,097	$1,449,189	$7,606	$38,130	$7,672	$4,861
Liabilities. At March 31, 2026, liabilities totaled $5.99 billion compared to $5.95 billion at December 31, 2025.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, savings and time deposit accounts.
Total deposits increased $15.7 million to $5.44 billion at March 31, 2026, compared to December 31, 2025. Retail deposits increased $81.6 million driven primarily by growth in existing consumer and small business customer relationships as a result of targeted initiatives. Deposits among wealth management clients declined $22.8 million, reflecting normal fluctuations in client cash balances. Servicing deposits decreased $20.0 million due the sales of the residential servicing portfolio and a portion of the commercial servicing portfolio. Brokered deposits decreased $17.2 million.

(dollars in thousands)	March 31, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,013,808	18.6%	$1,040,411	19.2%
Interest-bearing:
Checking	1,886,212	34.7	1,855,215	34.2
Money market	1,295,781	23.8	1,248,942	23.0
Savings	495,899	9.1	487,742	9.0
Time	748,367	13.8	792,069	14.6
Total deposits	$5,440,067	100.0%	$5,424,379	100.0%
The following table presents the maturity of uninsured time deposits as of March 31, 2026:

(dollars in thousands)	Amount
Three months or less	$31,204
Three to six months	18,578
Six to 12 months	15,299
After 12 months	4,455
Total	$69,536

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
Shareholders’ equity decreased $6.5 million to $559.0 million at March 31, 2026, compared to December 31, 2025. The change in shareholders’ equity was the result of dividends to common shareholders of $6.9 million, dividends to preferred shareholders of $2.2 million, repurchases of common stock of $7.9 million, and an increase in accumulated other comprehensive losses of $9.2 million, partially offset by net income of $18.5 million.
In the fourth quarter of 2025, the Company’s board of directors authorized a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through November 2, 2026. The stock repurchase program became effective on November 3, 2025. As of March 31, 2026, $17.4 million, or 822,729 shares of the Company’s common stock, had been repurchased under the current program.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $10.1 million and $12.2 million at March 31, 2026 and December 31, 2025, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$113,658	$127,811
Unpledged securities	894,933	812,587
FHLB committed liquidity	872,234	1,114,294
FRB discount window availability	331,924	349,026
Total Estimated Liquidity	$2,212,749	$2,403,718

Conditional Funding Based on Market Conditions
Additional credit facility	$255,000	$351,000
Brokered CDs (additional capacity)	500,000	450,000
ICS One Way Buy (additional capacity)	600,000	600,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at March 31, 2026, that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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
At March 31, 2026, the Company and the Bank exceeded the regulatory minimums and met the regulatory definition of well capitalized. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at March 31, 2026:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	15.27%	10.50%	N/A
Midland States Bank	14.42	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	13.48	8.50	N/A
Midland States Bank	13.17	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	9.98	7.00	N/A
Midland States Bank	13.17	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	10.35	4.00	N/A
Midland States Bank	10.10	4.00	5.00
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
Interest Rate Risk. Interest rate risk is the risk to earnings arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2026:
Dollar change	$2,729	$201	$2,545	$5,813
Percent change	1.2%	0.1%	1.1%	2.5%
December 31, 2025:
Dollar change	$921	$(517)	$2,606	$5,458
Percent change	0.4%	(0.2)%	1.2%	2.5%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at March 31, 2026.
Tolerance levels for risk management require the continuing development of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk reported at March 31, 2026 projects that our earnings exhibit increasing profitability in all of our first year rate shock scenarios. Throughout the course of 2025, the Bank has been holding to its non-maturity beta assumptions and lowering rates along with the industry overall. Coupled with market expectations, the Bank continued its strategy of layering on protection to changes in rates through deposit pricing, securities purchase selection and hedging.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company’s Management, including our President and Chief Executive Officer and our interim Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
ITEM 1A– RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the first quarter of 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1 - 31, 2026	189,893	$21.69	189,893	$11,295,222
February 1 - 28, 2026	5,751	22.15	5,263	11,179,358
March 1 - 31, 2026	170,351	21.20	170,351	7,568,410
Total	365,995	$21.47	365,507	$7,568,410
(1)Represents shares of the Company’s common stock repurchased under the stock repurchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on November 3, 2025, pursuant to which the Company is authorized to repurchase up to $25.0 million of common stock through November 2, 2026. Stock repurchases under this programs may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market condition. The repurchase program may be suspended or discontinued at any time without notice. As of March 31, 2026, 822,729 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $17.4 million.
ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2026 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: April 30, 2026	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/	Claire A. Stack
Claire A. Stack
Chief Accounting Officer and interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)