Form 10-Q
period 2026-06-30
Midland States Bancorp, Inc.
filed 2026-07-30
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
Commission File Number 001-35272

MIDLAND STATES BANCORP, INC.
(Exact name of registrant as specified in its charter)

Illinois	37-1233196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Network Centre Drive	62401
Effingham, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of July 20, 2026, the Registrant had 20,752,112 shares of outstanding common stock, $0.01 par value.

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

2019 Incentive Plan	The Amended and Restated Midland States Bancorp, Inc. 2019 Long-Term Incentive Plan
ACL	Allowance for credit losses on loans
AFX	American Financial Exchange
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
BaaS	Banking-as-a-Service
Basel III Rule	Basel III regulatory capital reforms required by the Dodd-Frank Act
BHCA	Bank Holding Company Act of 1956, as amended
CBLR	Community Bank Leverage Ratio
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity and Infrastructure Security Agency
CRA	Community Reinvestment Act
CRA Proposal	Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations
CRE	Commercial Real Estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FinTech	Financial Technology
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GreenSky	GreenSky, LLC
Illinois CRA	Illinois Community Reinvestment Act
LendingPoint	LendingPoint, LLC
LGD	Loss given default
Midland Trust	Midland States Preferred Securities Trust
Nasdaq	Nasdaq Global Select Market
NII at Risk	Net Interest Income at Risk
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
Q-Factor	Qualitative factor
Regulatory Relief Act	Economic Growth, Regulatory Relief and Consumer Protection Act
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Treasury	U.S. Department of the Treasury

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and due from banks	$298,244	$127,279
Federal funds sold	503	532
Cash and cash equivalents	298,747	127,811
Investment securities available for sale, at fair value	1,653,460	1,523,001
Equity securities, at fair value	3,853	4,235
Loans	4,243,704	4,352,004
Allowance for credit losses on loans	(62,519)	(69,219)
Total loans, net	4,181,185	4,282,785
Loans held for sale	8,944	7,781
Premises and equipment, net	82,898	85,134
Other real estate owned	356	606
Nonmarketable equity securities	30,664	32,598
Accrued interest receivable	23,676	23,824
Loan servicing rights, at lower of cost or fair value	11,316	11,932
Loan servicing rights, held for sale	—	3,661
Goodwill	7,927	7,927
Other intangible assets, net	7,495	8,876
Company-owned life insurance	222,757	218,554
Credit enhancement asset	13,642	12,557
Other assets	153,696	162,138
Total assets	$6,700,616	$6,513,420

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,010,128	$1,040,411
Interest-bearing deposits	4,697,150	4,383,968
Total deposits	5,707,278	5,424,379
Short-term borrowings	7,645	60,181
Federal Home Loan Bank advances	258,000	293,000
Subordinated debt	27,030	27,019
Trust preferred debentures	52,219	51,857
Accrued interest payable and other liabilities	78,756	91,485
Total liabilities	6,130,928	5,947,921

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at June 30, 2026 and December 31, 2025, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,725,814 and 21,169,854 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	207	212
Capital surplus	419,832	428,247
Retained earnings	107,032	86,825
Accumulated other comprehensive loss, net of tax	(67,931)	(60,333)
Total shareholders’ equity	569,688	565,499
Total liabilities and shareholders’ equity	$6,700,616	$6,513,420
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans including fees:
Taxable	$66,761	$78,514	$132,320	$156,182
Tax exempt	343	573	726	929
Loans held for sale	128	377	230	4,940
Investment securities:
Taxable	18,989	16,618	37,139	31,593
Tax exempt	435	432	871	860
Nonmarketable equity securities	534	694	1,117	1,341
Federal funds sold and cash investments	987	716	1,796	1,434
Total interest income	88,177	97,924	174,199	197,279
Interest expense:
Deposits	24,526	32,290	48,729	66,905
Short-term borrowings	202	573	433	1,273
Federal Home Loan Bank advances	2,349	3,766	5,019	6,929
Subordinated debt	380	1,394	760	2,781
Trust preferred debentures	1,131	1,206	2,252	2,406
Total interest expense	28,588	39,229	57,193	80,294
Net interest income	59,589	58,695	117,006	116,985
Provision for credit losses:
Provision for credit losses on loans	7,109	17,369	12,512	28,219
Recapture of credit losses on unfunded commitments	(290)	—	(690)	—
Total provision for credit losses	6,819	17,369	11,822	28,219
Net interest income after provision for credit losses	52,770	41,326	105,184	88,766
Noninterest income:
Wealth management revenue	8,768	7,379	17,016	14,729
Service charges on deposit accounts	3,449	3,351	6,804	6,656
Interchange revenue	3,553	3,463	7,081	6,614
Residential mortgage banking revenue	686	756	1,312	1,432
Income on company-owned life insurance	2,127	2,068	4,203	4,402
Loss on sales of investment securities, net	—	—	(1,731)	—
Credit enhancement income	3,081	3,848	6,441	3,270
Other income	2,104	2,669	4,764	4,194
Total noninterest income	23,768	23,534	45,890	41,297
Noninterest expense:
Salaries and employee benefits	27,354	25,685	53,511	52,101
Occupancy and equipment	4,229	4,166	8,764	8,664
Data processing	6,994	7,035	14,059	13,954
FDIC insurance	781	1,422	1,310	2,885
Professional services	1,665	2,792	3,907	5,533
Marketing	1,211	1,283	2,452	2,076
Communications	359	334	790	663
Loan expense	3,147	1,990	6,451	3,325
Loan servicing fees	1,050	1,386	2,167	2,136
Impairment on goodwill	—	—	—	153,977
Amortization of intangible assets	664	827	1,381	1,738
Other expense	3,301	3,072	6,387	5,945
Total noninterest expense	50,755	49,992	101,179	252,997
Income (loss) before income taxes	25,783	14,868	49,895	(122,934)
Income tax expense	5,895	2,844	11,544	6,016
Net income (loss)	19,888	12,024	38,351	(128,950)
Preferred dividends	2,228	2,228	4,456	4,456
Net income (loss) available to common shareholders	$17,660	$9,796	$33,895	$(133,406)
Per common share data:
Basic earnings (loss) per common share	$0.82	$0.44	$1.56	$(6.13)
Diluted earnings (loss) per common share	$0.82	$0.44	$1.56	$(6.13)
Weighted average common shares outstanding	21,074,683	21,820,190	21,187,341	21,808,475
Weighted average diluted common shares outstanding	21,074,683	21,820,190	21,187,341	21,808,475
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$19,888	$12,024	$38,351	$(128,950)
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	2,346	(2,915)	(12,440)	8,482
Reclassification adjustment for realized net losses on sales of investment securities included in net income	—	—	1,731	—
Reclassification adjustment for (gains) losses on fair value hedges included in net income	6	(41)	(178)	(46)
Income tax effect	(661)	669	2,999	(2,369)
Change in investment securities available for sale, net of tax	1,691	(2,287)	(7,888)	6,067
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(517)	223	(166)	1,087
Reclassification adjustment for net losses realized in net income	194	642	541	1,479
Income tax effect	283	(227)	(85)	(661)
Change in cash flow hedges, net of tax	(40)	638	290	1,905
Other comprehensive income (loss), net of tax	1,651	(1,649)	(7,598)	7,972
Total comprehensive income (loss)	$21,539	$10,375	$30,753	$(120,978)
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances, March 31, 2026	20,813,975	$110,548	$208	$421,609	$96,171	$(69,582)	$558,954
Net income	—	—	—	—	19,888	—	19,888
Other comprehensive income	—	—	—	—	—	1,651	1,651
Common dividends declared ($0.32 per share)	—	—	—	—	(6,799)	—	(6,799)
Preferred dividends declared ($19.375 per share)	—	—	—	—	(2,228)	—	(2,228)
Common stock repurchased	(113,208)	—	(1)	(2,743)	—	—	(2,744)
Share-based compensation expense	—	—	—	581	—	—	581
Issuance of common stock under employee benefit plans	25,047	—	—	385	—	—	385
Balances, June 30, 2026	20,725,814	$110,548	$207	$419,832	$107,032	$(67,931)	$569,688

Balances, December 31, 2025	21,169,854	$110,548	$212	$428,247	$86,825	$(60,333)	$565,499
Net income	—	—	—	—	38,351	—	38,351
Other comprehensive loss	—	—	—	—	—	(7,598)	(7,598)
Common dividends declared ($0.64 per share)	—	—	—	—	(13,688)	—	(13,688)
Preferred dividends declared ($38.750 per share)	—	—	—	—	(4,456)	—	(4,456)
Common stock repurchased	(478,715)	—	(5)	(10,663)	—	—	(10,668)
Share-based compensation expense	—	—	—	1,520	—	—	1,520
Issuance of common stock under employee benefit plans	34,675	—	—	728	—	—	728
Balances, June 30, 2026	20,725,814	$110,548	$207	$419,832	$107,032	$(67,931)	$569,688

Balances, March 31, 2025	21,503,036	$110,548	$215	$435,299	$97,714	$(72,339)	$571,437
Net income	—	—	—	—	12,024	—	12,024
Other comprehensive loss	—	—	—	—	—	(1,649)	(1,649)
Common dividends declared ($0.31 per share)	—	—	—	—	(6,785)	—	(6,785)
Preferred dividends declared ($19.375 per share)	—	—	—	—	(2,228)	—	(2,228)
Share-based compensation expense	—	—	—	750	—	—	750
Issuance of common stock under employee benefit plans	12,102	—	—	156	—	—	156
Balances, June 30, 2025	21,515,138	$110,548	$215	$436,205	$100,725	$(73,988)	$573,705

Balances, December 31, 2024	21,494,485	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
Net loss	—	—	—	—	(128,950)	—	(128,950)
Other comprehensive income	—	—	—	—	—	7,972	7,972
Common dividends declared ($0.62 per share)	—	—	—	—	(13,567)	—	(13,567)
Preferred dividends declared ($38.750 per share)	—	—	—	—	(4,456)	—	(4,456)
Share-based compensation expense	—	—	—	1,534	—	—	1,534
Issuance of common stock under employee benefit plans	20,653	—	—	325	—	—	325
Balances, June 30, 2025	21,515,138	$110,548	$215	$436,205	$100,725	$(73,988)	$573,705

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$38,351	$(128,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	11,822	28,219
Depreciation on premises and equipment	2,430	2,456
Impairment on goodwill	—	153,977
Amortization of intangible assets	1,381	1,738
Amortization of operating lease right-of-use asset	819	788
Amortization of loan servicing rights	769	1,139
Share-based compensation expense	1,520	1,534
Increase in cash surrender value of life insurance	(4,203)	(4,059)
Investment securities accretion, net	(8,838)	(6,937)
Loss on sales of investment securities, net	1,731	—
Origination of loans held for sale	(58,855)	(45,532)
Proceeds from sales of loans and leases held for sale	58,931	47,026
Gain on sale of loans held for sale	(1,434)	(1,303)
Gain on sale of mortgage servicing rights held for sale	(2,077)	—
Net change in operating assets and liabilities:
Accrued interest receivable	148	276
Credit enhancement asset	(1,085)	11,004
Other assets	10,832	12,157
Accrued expenses and other liabilities	(5,801)	(20,777)
Net cash provided by operating activities	46,441	52,756
Cash flows from investing activities:
Purchases of investment securities available for sale	(394,250)	(218,307)
Proceeds from sales of investment securities available for sale	98,599	—
Maturities and payments on investment securities available for sale	158,478	95,792
Purchases of equity securities	(83)	(33)
Net decrease in loans	87,097	331,643
Proceeds from sales of consumer loans held for sale	—	61,099
Purchases of premises and equipment	(895)	(3,233)
Proceeds from sale of premises and equipment	195	—
Purchases of nonmarketable equity securities	(1,279)	(80,200)
Proceeds from redemptions of nonmarketable equity securities	3,213	76,231
Proceeds from sales of mortgage servicing rights held for sale	5,727	—
Proceeds from sales of other real estate owned	414	4,774
Proceeds from company-owned life insurance, net	—	1,166
Net cash provided by (used in) investing activities	(42,784)	268,932
Cash flows from financing activities:
Net increase (decrease) in deposits	282,899	(250,324)
Net decrease in short-term borrowings	(52,536)	(78,845)
Net increase in short-term FHLB advances	—	82,000
Proceeds from long-term FHLB advances	—	203,000
Payments made on long-term FHLB advances	(35,000)	(198,000)
Cash dividends paid on preferred stock	(4,456)	(4,456)
Cash dividends paid on common stock	(13,688)	(13,567)
Common stock repurchased	(10,668)	—
Proceeds from issuance of common stock under employee benefit plans	728	325
Net cash provided by (used in) financing activities	167,279	(259,867)
Net increase in cash and cash equivalents	170,936	61,821
Cash and cash equivalents:
Beginning of period	127,811	114,766
End of period	$298,747	$176,587
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$58,748	$82,580
Income tax paid (net of refunds)	1,132	761
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	1,870	29,400
Transfer of loans to other real estate owned	178	187
Right of use assets obtained in exchange for lease obligations	128	837
Transfer of premises and equipment, net to assets held for sale	—	245
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or fair value	125	—
Loans provided for sale of consumer loans held for sale	—	219,212
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
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. Certain reclassifications of 2025 amounts have been made to conform to the 2026 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

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

FASB ASU No. 2025-06, Intangibles - Goodwill and Other--Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the FASB issued ASU 2025-06, changing the criteria for capitalizing software costs to the following: (1) a commitment has been made to fund the software project, and (2) it is probable the project will be completed and used to perform its intended function. Under this update, software development stages are no longer a consideration in the determination of which costs are capitalized. The amendments in this update may be adopted on a prospective, modified transition, or retrospective basis, and will be effective for the Company for annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the effect this ASU may have on its consolidated financial statements or related disclosures.

FASB ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-In-Kind Dividends on Equity-Classified Preferred Stock - In April 2026, the FASB issued ASU 2026-01, which amends ASC 505 to add guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock and does not affect the timing of dividend recognition. The amendments in this update may be applied either prospectively or on a modified retrospective basis and will be effective for the Company for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company’s preferred stock provides for dividends payable solely in cash, if and when declared, and does not include paid‑in‑kind dividend features. Accordingly, the Company does not expect adoption of the ASU to have any impact on its consolidated financial statements or related disclosures.

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$37,522	$102	$(100)	$37,524
Mortgage-backed securities - agency (1)	1,390,919	4,114	(88,688)	1,306,345
Mortgage-backed securities - non-agency	94,088	1,118	(2,444)	92,762
Asset-backed student loans	19,201	2	(73)	19,130
State and municipal securities	74,999	506	(4,073)	71,432
Collateralized loan obligations	84,552	1	(67)	84,486
Corporate securities	42,697	122	(1,038)	41,781
Total available for sale securities	$1,743,978	$5,965	$(96,483)	$1,653,460
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of June 30, 2026 was $0.8 million. See Note 6 - Derivative Instruments for additional information regarding these derivative financial instruments.

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
Excluding securities issued or backed by U.S. government or its sponsored entities and agencies, there were no investments in securities from one issuer that exceeded 10% of shareholders' equity as of June 30, 2026 and December 31, 2025.

The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, as of June 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$3,737	$3,756
After one year through five years	48,294	46,438
After five years through ten years	74,359	71,866
After ten years	132,581	132,293
Mortgage-backed securities	1,485,007	1,399,107
Total available for sale securities	$1,743,978	$1,653,460

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Investment securities available for sale
Proceeds from sales	$98,599	$—
Gross realized gains on sales	248	—
Gross realized losses on sales	(1,979)	—
There were no gross realized gains or losses on sales of investment securities available for sale for the three months ended June 30, 2026 and 2025.
Unrealized losses and fair values for investment securities available for sale as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2026
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$19,519	$100	$—	$—	$19,519	$100
Mortgage-backed securities - agency	494,501	9,851	478,263	78,837	972,764	88,688
Mortgage-backed securities - non-agency	13,848	65	15,728	2,379	29,576	2,444
Asset-backed student loans	3,187	3	13,129	70	16,316	73
State and municipal securities	1,816	2	43,777	4,071	45,593	4,073
Collateralized loan obligations	18,686	67	—	—	18,686	67
Corporate securities	3,974	26	26,685	1,012	30,659	1,038
Total available for sale securities	$555,531	$10,114	$577,582	$86,369	$1,133,113	$96,483

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,668	$5	$9,077	$923	$18,745	$928
Mortgage-backed securities - agency	201,422	1,191	524,471	74,285	725,893	75,476
Mortgage-backed securities - non-agency	42	—	22,386	2,331	22,428	2,331
Asset-backed student loans	5,166	13	14,378	73	19,544	86
State and municipal securities	3,826	12	46,204	3,972	50,030	3,984
Collateralized loan obligations	—	—	—	—	—	—
Corporate securities	2,502	1	47,241	2,331	49,743	2,332
Total available for sale securities	$222,626	$1,222	$663,757	$83,915	$886,383	$85,137
At June 30, 2026, 292 investment securities available for sale had unrealized losses with aggregate depreciation of 7.85% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions that do not represent credit-related impairments. The Company expects the fair value to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities prior to their anticipated recovery of their amortized cost.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial:
Commercial	$1,080,865	$1,062,691
Commercial other	104,865	115,830
Commercial real estate:
Commercial real estate non-owner occupied	1,341,225	1,447,894
Commercial real estate owner occupied	511,347	444,443
Multi-family	382,981	383,377
Farmland	61,425	66,950
Construction and land development	243,840	286,140
Total commercial loans	3,726,548	3,807,325
Residential real estate:
Residential first lien	283,711	286,178
Other residential	63,953	63,445
Consumer:
Consumer	88,553	99,692
Consumer other	43,853	44,383
Lease financing	37,086	50,981
Total loans	$4,243,704	$4,352,004
Total loans included net deferred loan fees of $7.9 million and $8.2 million at June 30, 2026 and December 31, 2025, respectively, and unearned discounts of $3.1 million and $4.7 million within the lease financing portfolio at June 30, 2026 and December 31, 2025, respectively.

Classifications of Loan Portfolio
The Company monitors the performance of its loan portfolio, assesses the credit risk, and estimates its allowance for credit losses on loans using the segments set forth below.
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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three and six months ended June 30, 2026 and 2025, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$47,085	$42,028	$46,999	$40,410
New loans and other additions	—	3,317	496	5,675
Repayments and other reductions	(8,297)	(859)	(8,707)	(1,599)
Ending balance	$38,788	$44,486	$38,788	$44,486

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and six months ended June 30, 2026 and 2025:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended June 30, 2026:
Balances, March 31, 2026	$24,577	$27,653	$2,568	$6,203	$4,203	$2,671	$67,875
Provision for credit losses on loans	1,976	6,120	(558)	(669)	100	140	7,109
Charge-offs	(3,564)	(8,829)	—	—	(549)	(334)	(13,276)
Recoveries	153	382	—	70	139	67	811
Balances, June 30, 2026	$23,142	$25,326	$2,010	$5,604	$3,893	$2,544	$62,519

Changes in allowance for credit losses on loans for the six months ended June 30, 2026:
Balances, December 31, 2025	$23,676	$28,284	$2,619	$6,652	$4,804	$3,184	$69,219
Provision for credit losses on loans	4,465	9,326	(574)	(1,128)	237	186	12,512
Charge-offs	(5,626)	(12,667)	(35)	(65)	(1,445)	(1,071)	(20,909)
Recoveries	627	383	—	145	297	245	1,697
Balances, June 30, 2026	$23,142	$25,326	$2,010	$5,604	$3,893	$2,544	$62,519

Changes in allowance for credit losses on loans for the three months ended June 30, 2025:
Balances, March 31, 2025	$33,554	$39,069	$3,021	$7,874	$5,935	$15,723	$105,176
Provision for credit losses on loans	5,773	10,186	(1,181)	(860)	296	3,155	17,369
Charge-offs	(6,161)	(22,453)	—	—	(884)	(3,886)	(33,384)
Recoveries	1,013	637	1,029	90	357	403	3,529
Balances, June 30, 2025	$34,179	$27,439	$2,869	$7,104	$5,704	$15,395	$92,690

Changes in allowance for credit losses on loans for the six months ended June 30, 2025:
Balances, December 31, 2024	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204
Provision for credit losses on loans	9,355	13,139	(1,711)	(934)	1,236	7,134	28,219
Charge-offs	(19,461)	(23,176)	—	(72)	(1,337)	(7,334)	(51,380)
Recoveries	1,509	639	1,030	108	405	956	4,647
Balances, June 30, 2025	$34,179	$27,439	$2,869	$7,104	$5,704	$15,395	$92,690
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

The following table presents the amortized cost basis of nonaccrual loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$3,286	$7,335	$10,621	$3,370	$3,849	$7,219
Commercial other	707	—	707	1,040	2,157	3,197
Commercial real estate:
Commercial real estate non-owner occupied	6,665	12,150	18,815	1,537	13,547	15,084
Commercial real estate owner occupied	2,037	10,172	12,209	3,455	8,684	12,139
Multi-family	—	6,650	6,650	14,336	2,112	16,448
Farmland	1,148	—	1,148	1,260	402	1,662
Construction and land development	—	1,588	1,588	155	—	155
Total commercial loans	13,843	37,895	51,738	25,153	30,751	55,904
Residential real estate:
Residential first lien	2,952	254	3,206	3,087	313	3,400
Other residential	592	—	592	426	—	426
Consumer:
Consumer	83	—	83	47	—	47
Lease financing	1,839	—	1,839	1,162	—	1,162
Total loans	$19,309	$38,149	$57,458	$29,875	$31,064	$60,939
There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2026 and 2025 while the loans were in nonaccrual status.
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

The table below presents the amortized cost basis of collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of June 30, 2026 and December 31, 2025:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
June 30, 2026
Commercial:
Commercial	$3,688	$5,021	$680	$9,389
Commercial other	—	65	—	65
Commercial real estate:
Non-owner occupied	18,111	—	—	18,111
Owner occupied	9,485	1,595	—	11,080
Multi-family	6,650	—	—	6,650
Farmland	—	—	—	—
Construction and land development	1,588	—	—	1,588
Residential real estate:
Residential first lien	667	—	—	667
Other residential	147	—	—	147
Total collateral dependent loans	$40,336	$6,681	$680	$47,697

December 31, 2025
Commercial:
Commercial	$—	$3,850	$—	$3,850
Commercial other	—	2,157	—	2,157
Commercial real estate:
Non-owner occupied	13,951	—	—	13,951
Owner occupied	8,576	1,595	—	10,171
Multi-family	16,448	—	—	16,448
Farmland	—	401	—	401
Construction and land development	—	—	—	—
Total collateral dependent loans	$38,975	$8,003	$—	$46,978

The aging status of the recorded investment in loans by class as of June 30, 2026 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$1,068,240	$2,004	$—	$—	$2,004	$10,621	$1,080,865
Commercial other	95,430	3,566	2,356	2,806	8,728	707	104,865
Commercial real estate:
Commercial real estate non-owner occupied	1,322,338	—	72	—	72	18,815	1,341,225
Commercial real estate owner occupied	498,624	313	201	—	514	12,209	511,347
Multi-family	376,331	—	—	—	—	6,650	382,981
Farmland	60,095	182	—	—	182	1,148	61,425
Construction and land development	242,252	—	—	—	—	1,588	243,840
Total commercial loans	3,663,310	6,065	2,629	2,806	11,500	51,738	3,726,548
Residential real estate:
Residential first lien	279,699	20	171	615	806	3,206	283,711
Other residential	62,952	120	289	—	409	592	63,953
Consumer:
Consumer	88,289	160	21	—	181	83	88,553
Consumer other	43,306	404	143	—	547	—	43,853
Lease financing	34,285	239	723	—	962	1,839	37,086
Total loans	$4,171,841	$7,008	$3,976	$3,421	$14,405	$57,458	$4,243,704
The aging status of the recorded investment in loans by class as of December 31, 2025 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$1,053,096	$2,035	$341	$—	$2,376	$7,219	$1,062,691
Commercial other	101,686	4,113	2,325	4,509	10,947	3,197	115,830
Commercial real estate:
Commercial real estate non-owner occupied	1,432,637	173	—	—	173	15,084	1,447,894
Commercial real estate owner occupied	430,972	701	631	—	1,332	12,139	444,443
Multi-family	366,929	—	—	—	—	16,448	383,377
Farmland	65,267	21	—	—	21	1,662	66,950
Construction and land development	282,169	3,718	98	—	3,816	155	286,140
Total commercial loans	3,732,756	10,761	3,395	4,509	18,665	55,904	3,807,325
Residential real estate:
Residential first lien	282,320	22	401	35	458	3,400	286,178
Other residential	62,459	450	110	—	560	426	63,445
Consumer:
Consumer	99,474	153	18	—	171	47	99,692
Consumer other	43,618	320	445	—	765	—	44,383
Lease financing	48,815	945	59	—	1,004	1,162	50,981
Total loans	$4,269,442	$12,651	$4,428	$4,544	$21,623	$60,939	$4,352,004

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
The following table presents, by loan portfolio segment, a summary of loan restructurings for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands)	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial:
Commercial	$4,539	2	$94	1	$4,539	2	$1,068	2
Commercial other	—	—	561	2	—	—	861	4
Commercial real estate:
Commercial real estate non-owner occupied	7,795	1	—	—	7,795	1	—	—
Commercial real estate owner occupied	—	—	201	1	—	—	201	1
Multi-family	5,113	1	—	—	5,113	1	—	—
Farmland	—	—	267	1	99	1	267	1
Construction and land development	—	—	—	—	9,000	1	—	—
Total commercial loans	17,447	4	1,123	5	26,546	6	2,397	8
Residential real estate:
Residential first lien	—	—	—	—	37	1	146	3
Other residential	—	—	—	—	—	—	10	1
Total loan restructurings	$17,447	4	$1,123	5	$26,583	7	$2,553	12

The following tables present a summary of loan restructurings, by loan portfolio segment and type of restructuring, for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
(dollars in thousands)	Payment Deferral ($)	Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$2,089	$2,450	$4,539	0.42%
Commercial real estate:
Commercial real estate non-owner occupied	—	7,795	7,795	0.58
Multi-family	5,113	—	5,113	1.34
Total commercial loans	$7,202	$10,245	$17,447	0.47%
Total	$7,202	$10,245	$17,447	0.41%

	Six Months Ended June 30, 2026
(dollars in thousands)	Payment Deferral ($)	Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$2,089	$2,450	$4,539	0.42%
Commercial real estate:
Commercial real estate non-owner occupied	—	7,795	7,795	0.58
Multi-family	5,113	—	5,113	1.34
Farmland	—	99	99	0.16
Construction & land development	—	9,000	9,000	3.69
Total commercial loans	$7,202	$19,344	$26,546	0.71%
Residential real estate:
Residential first lien	—	37	37	0.01
Total	$7,202	$19,381	$26,583	0.63%

The following tables present a summary of loan restructurings, by loan portfolio segment and type of restructuring, for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
(dollars in thousands)	Term Extension ($)	Interest Rate Reduction ($)	Interest Rate Reduction / Payment Deferral ($)	Payment Deferral / Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$94	$—	$—	$—	$94	0.01%
Commercial other	—	—	—	561	561	0.48
Commercial real estate:
Commercial real estate owner occupied	—	—	201	—	201	0.05
Farmland	—	—	—	267	267	0.40
Total commercial loans	$94	$—	$201	$828	$1,123	0.03%
Total	$94	$—	$201	$828	$1,123	0.03%

	Six Months Ended June 30, 2025
(dollars in thousands)	Term Extension ($)	Interest Rate Reduction ($)	Interest Rate Reduction / Payment Deferral ($)	Payment Deferral / Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial
Commercial	$1,068	$—	$—	$—	$1,068	0.10%
Commercial other	—	300	—	561	861	0.74
Commercial real estate:
Commercial real estate owner occupied	—	—	201	—	201	0.05
Farmland	—	—	—	267	267	0.40
Total commercial loans	$1,068	$300	$201	$828	$2,397	0.06%
Residential real estate:
Residential first lien	146	—	—	—	146	0.05
Other residential	10	—	—	—	10	0.02
Total	$1,224	$300	$201	$828	$2,553	0.06%
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of June 30, 2026:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$12,498	$12,498
Commercial real estate:
Commercial real estate non-owner occupied	7,976	—	—	7,976	19,658	27,634
Multi-family	—	—	—	—	5,113	5,113
Farmland	—	—	—	—	99	99
Construction and land development	1,589	—	—	1,589	9,000	10,589
Total commercial loans	9,565	—	—	9,565	46,368	55,933
Residential real estate:
Residential first lien	—	—	—	—	75	75
Total loan restructurings	$9,565	$—	$—	$9,565	$46,443	$56,008
The following table presents the performance of such loans that have been modified in the last twelve months as of June 30, 2025:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$77	$77	$1,393	$1,470
Commercial other	—	—	15	15	1,113	1,128
Commercial real estate:
Commercial real estate non-owner occupied	—	—	4,456	4,456	21,422	25,878
Commercial real estate owner occupied	201	—	—	201	6,038	6,239
Farmland	—	—	—	—	267	267
Construction and land development	—	—	—	—	1,571	1,571
Total commercial loans	201	—	4,548	4,749	31,804	36,553
Residential real estate:
Residential first lien	133	10	—	143	329	472
Other residential	—	—	—	—	10	10
Consumer:
Consumer	—	—	—	—	15	15
Lease financing	—	668	139	807	188	995
Total loan restructurings	$334	$678	$4,687	$5,699	$32,346	$38,045

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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of June 30, 2026 and December 31, 2025:

			June 30, 2026
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2026	2025	2024	2023	2022	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$89,556	$390,474	$89,173	$26,230	$11,622	$51,819	$398,219	$1,057,093
		Special mention	—	—	—	5,229	—	—	75	5,304
		Substandard	4,539	31	—	10	165	1,370	1,732	7,847
		Substandard – nonaccrual	—	—	67	993	4,200	4,663	698	10,621
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	94,095	390,505	89,240	32,462	15,987	57,852	400,724	1,080,865

	Commercial other	Acceptable credit quality	1,090	3,416	1,389	994	2,887	735	92,702	103,213
		Special mention	—	1	—	54	19	54	590	718
		Substandard	—	—	—	204	—	—	23	227
		Substandard – nonaccrual	—	—	—	349	189	70	99	707
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	1,090	3,417	1,389	1,601	3,095	859	93,414	104,865

Commercial real estate	Non-owner occupied	Acceptable credit quality	159,092	273,985	194,281	101,724	285,221	242,034	12,339	1,268,676
		Special mention	—	3,035	—	—	—	12,303	—	15,338
		Substandard	14,490	331	19	—	8,037	15,519	—	38,396
		Substandard – nonaccrual	—	82	13,226	—	59	5,448	—	18,815
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	173,582	277,433	207,526	101,724	293,317	275,304	12,339	1,341,225

	Owner occupied	Acceptable credit quality	83,156	117,811	81,412	34,439	84,646	94,188	1,708	497,360
		Special mention	—	—	215	—	—	610	—	825
		Substandard	203	—	275	—	—	475	—	953
		Substandard – nonaccrual	—	909	184	—	9,635	1,177	304	12,209
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	83,359	118,720	82,086	34,439	94,281	96,450	2,012	511,347

	Multi-family	Acceptable credit quality	47,929	77,939	20,762	10,122	140,445	38,674	760	336,631
		Special mention	—	1,200	—	7,490	9,000	—	—	17,690
		Substandard	5,113	—	—	—	16,867	30	—	22,010
		Substandard – nonaccrual	—	—	—	—	6,650	—	—	6,650
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	53,042	79,139	20,762	17,612	172,962	38,704	760	382,981

	Farmland	Acceptable credit quality	4,701	15,950	1,564	6,354	3,085	25,228	591	57,473
		Special mention	984	—	—	—	—	92	—	1,076
		Substandard	1,293	358	—	—	—	77	—	1,728
		Substandard – nonaccrual	—	—	—	—	—	1,100	48	1,148
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	6,978	16,308	1,564	6,354	3,085	26,497	639	61,425

Construction and land development		Acceptable credit quality	30,667	104,545	36,468	641	17,681	27,416	17,684	235,102
		Special mention	—	—	—	—	—	—	—	—
		Substandard	—	—	—	—	—	70	—	70
		Substandard – nonaccrual	—	—	1,588	—	—	—	—	1,588
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,890	4,208	486	282	147	67	—	7,080
		Subtotal	32,557	108,753	38,542	923	17,828	27,553	17,684	243,840

Total		Acceptable credit quality	416,191	984,120	425,049	180,504	545,587	480,094	524,003	3,555,548
		Special mention	984	4,236	215	12,773	9,019	13,059	665	40,951
		Substandard	25,638	720	294	214	25,069	17,541	1,755	71,231
		Substandard – nonaccrual	—	991	15,065	1,342	20,733	12,458	1,149	51,738
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	1,890	4,208	486	282	147	67	—	7,080
Total commercial loans			$444,703	$994,275	$441,109	$195,115	$600,555	$523,219	$527,572	$3,726,548

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$430,303	$90,583	$68,878	$13,508	$25,150	$37,678	$369,376	$1,035,476
		Special mention	647	1,442	5,229	—	—	21	—	7,339
		Substandard	37	—	2,556	216	4,099	1,181	4,568	12,657
		Substandard – nonaccrual	—	70	996	4,200	426	818	709	7,219
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	430,987	92,095	77,659	17,924	29,675	39,698	374,653	1,062,691

	Commercial other	Acceptable credit quality	4,966	1,732	1,735	6,396	693	312	94,573	110,407
		Special mention	201	—	64	209	—	8	663	1,145
		Substandard	—	—	26	—	—	63	992	1,081
		Substandard – nonaccrual	—	—	500	79	311	311	1,996	3,197
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	5,167	1,732	2,325	6,684	1,004	694	98,224	115,830

Commercial real estate	Non-owner occupied	Acceptable credit quality	317,256	253,999	121,375	327,996	187,171	132,080	12,556	1,352,433
		Special mention	104	7,630	3,113	2,780	12,508	3,600	—	29,735
		Substandard	342	8,088	—	10,254	—	31,958	—	50,642
		Substandard – nonaccrual	—	9,178	—	59	—	5,847	—	15,084
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	317,702	278,895	124,488	341,089	199,679	173,485	12,556	1,447,894

	Owner occupied	Acceptable credit quality	92,863	82,708	39,146	86,498	66,979	59,816	835	428,845
		Special mention	—	841	—	—	—	630	—	1,471
		Substandard	287	358	—	—	18	1,325	—	1,988
		Substandard – nonaccrual	909	184	—	9,643	264	835	304	12,139
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	94,059	84,091	39,146	96,141	67,261	62,606	1,139	444,443

	Multi-family	Acceptable credit quality	102,138	30,280	10,233	150,482	38,456	4,473	1,101	337,163
		Special mention	—	—	7,562	17,045	—	—	—	24,607
		Substandard	—	—	—	—	5,124	35	—	5,159
		Substandard – nonaccrual	—	—	—	16,448	—	—	—	16,448
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	102,138	30,280	17,795	183,975	43,580	4,508	1,101	383,377

	Farmland	Acceptable credit quality	19,081	1,906	6,858	3,415	6,418	23,454	775	61,907
		Special mention	—	—	—	—	827	94	—	921
		Substandard	958	—	1,210	—	12	280	—	2,460
		Substandard – nonaccrual	246	—	—	—	267	1,101	48	1,662
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	20,285	1,906	8,068	3,415	7,524	24,929	823	66,950

Construction and land development		Acceptable credit quality	122,570	78,267	11,000	26,771	16,363	359	14,402	269,732
		Special mention	942	—	—	9,000	—	—	—	9,942
		Substandard	—	1,588	—	—	77	—	—	1,665
		Substandard – nonaccrual	—	155	—	—	—	—	—	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
		Subtotal	126,804	80,784	11,306	36,026	16,440	378	14,402	286,140

Total		Acceptable credit quality	1,089,177	539,475	259,225	615,066	341,230	258,172	493,618	3,595,963
		Special mention	1,894	9,913	15,968	29,034	13,335	4,353	663	75,160
		Substandard	1,624	10,034	3,792	10,470	9,330	34,842	5,560	75,652
		Substandard – nonaccrual	1,155	9,587	1,496	30,429	1,268	8,912	3,057	55,904
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
Total commercial loans			$1,097,142	$569,783	$280,787	$685,254	$365,163	$306,298	$502,898	$3,807,325

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and six months ended June 30, 2026 and 2025:

		Term Loans by Origination Year
(dollars in thousands)		2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
For the three months ended June 30, 2026
Commercial	Commercial	$—	$—	$—	$—	$—	$238	$—	$238
	Commercial other	3	6	8	87	604	15	2,603	3,326
Commercial real estate	Non-owner occupied	—	—	—	—	—	240	—	240
	Multi-family	—	—	—	—	8,589	—	—	8,589
Construction and land development		—	—	—	—	—	—	—	—
Total gross commercial charge-offs		$3	$6	$8	$87	$9,193	$493	$2,603	$12,393

For the six months ended June 30, 2026
Commercial	Commercial	$—	$—	$—	$—	$—	$238	$—	$238
	Commercial Other	3	28	12	108	619	18	4,600	5,388
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	2,950	—	2,950
	Multi-family	—	—	—	—	9,717	—	—	9,717
Construction and land development		—	—	35	—	—	—	—	35
Total gross commercial charge-offs		$3	$28	$47	$108	$10,336	$3,206	$4,600	$18,328

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended June 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$88	$—	$88
	Commercial other	—	14	243	915	179	39	4,683	6,073
Commercial real estate	Non-owner occupied	—	—	—	7,782	—	5,743	—	13,525
	Owner occupied	—	—	—	5,847	—	—	—	5,847
	Multi-family	—	—	—	2,354	—	727	—	3,081
Total gross commercial charge-offs		$—	$14	$243	$16,898	$179	$6,597	$4,683	$28,614

For the six months ended June 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$152	$—	$152
	Commercial Other	—	56	1,035	1,930	406	117	15,765	19,309
Commercial Real Estate	Non-owner occupied	—	—	—	7,782	—	5,743	—	13,525
	Owner occupied	—	—	—	5,847	—	—	—	5,847
	Multi-family	—	—	—	2,354	—	1,450	—	3,804
Total gross commercial charge-offs		$—	$56	$1,035	$17,913	$406	$7,462	$15,765	$42,637

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and leases, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of June 30, 2026 and December 31, 2025:

			June 30, 2026
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$12,262	$6,495	$27,158	$36,393	$58,039	$139,453	$90	$279,890
		Nonperforming	—	22	—	469	697	2,633	—	3,821
		Subtotal	12,262	6,517	27,158	36,862	58,736	142,086	90	283,711

	Other residential	Performing	493	2,868	1,810	1,146	431	1,340	55,273	63,361
		Nonperforming	—	—	—	—	—	93	499	592
		Subtotal	493	2,868	1,810	1,146	431	1,433	55,772	63,953

Consumer	Consumer	Performing	5,121	28,348	12,870	11,872	9,585	19,701	973	88,470
		Nonperforming	—	—	55	18	—	9	1	83
		Subtotal	5,121	28,348	12,925	11,890	9,585	19,710	974	88,553

	Consumer other	Performing	—	—	—	292	28,677	10,444	4,440	43,853
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	—	292	28,677	10,444	4,440	43,853

Leases financing		Performing	255	4,178	6,276	9,315	12,129	3,094	—	35,247
		Nonperforming	—	—	218	734	624	263	—	1,839
		Subtotal	255	4,178	6,494	10,049	12,753	3,357	—	37,086

Total		Performing	18,131	41,889	48,114	59,018	108,861	174,032	60,776	510,821
		Nonperforming	—	22	273	1,221	1,321	2,998	500	6,335
Total other loans			$18,131	$41,911	$48,387	$60,239	$110,182	$177,030	$61,276	$517,156

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$8,254	$28,464	$37,936	$60,875	$29,331	$117,847	$35	$282,742
		Nonperforming	25	—	475	239	296	2,401	—	3,436
		Subtotal	8,279	28,464	38,411	61,114	29,627	120,248	35	286,178

	Other residential	Performing	3,104	2,092	1,761	642	194	1,441	53,786	63,020
		Nonperforming	—	—	—	—	—	93	332	425
		Subtotal	3,104	2,092	1,761	642	194	1,534	54,118	63,445

Consumer	Consumer	Performing	33,113	16,117	14,210	11,576	18,018	5,571	1,040	99,645
		Nonperforming	—	3	23	4	—	16	1	47
		Subtotal	33,113	16,120	14,233	11,580	18,018	5,587	1,041	99,692

	Consumer other	Performing	—	—	326	30,970	5,874	7,213	—	44,383
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	326	30,970	5,874	7,213	—	44,383

Leases financing		Performing	5,664	7,833	12,837	17,399	4,533	1,553	—	49,819
		Nonperforming	—	442	60	327	321	12	—	1,162
		Subtotal	5,664	8,275	12,897	17,726	4,854	1,565	—	50,981

Total
		Performing	50,135	54,506	67,070	121,462	57,950	133,625	54,861	539,609
		Nonperforming	25	445	558	570	617	2,522	333	5,070
Total other loans			$50,160	$54,951	$67,628	$122,032	$58,567	$136,147	$55,194	$544,679

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and six months ended June 30, 2026 and 2025:

		Term Loans by Origination Year
(dollars in thousands)		2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
For the three months ended June 30, 2026
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$—	$—	$—
	Other residential	—	—	—	—	—	—	—	—
Consumer	Consumer	—	9	15	3	—	—	4	31
	Consumer other	29	63	16	6	186	218	—	518
Lease financing		—	—	—	217	109	8	—	334
Total gross other charge-offs		$29	$72	$31	$226	$295	$226	$4	$883

For the six months ended June 30, 2026
Residential real estate	Residential first lien	$—	$—	$—	$—	$59	$—	$—	$59
	Other residential	—	—	—	—	—	—	6	6
Consumer	Consumer	—	10	27	31	2	1	5	76
	Consumer other	30	147	34	34	651	473	—	1,369
Lease financing		—	—	284	241	277	269	—	1,071
Total gross other charge-offs		$30	$157	$345	$306	$989	$743	$11	$2,581

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended June 30, 2025
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$—	$—	$—
	Other residential	—	—	—	—	—	—	—	—
Consumer	Consumer	—	29	7	—	—	—	9	45
	Consumer other	22	27	33	269	124	364	—	839
Lease financing		—	324	1,712	1,187	184	479	—	3,886
Total gross other charge-offs		$22	$380	$1,752	$1,456	$308	$843	$9	$4,770

For the six months ended June 30, 2025
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$27	$—	$27
	Other residential	—	—	—	25	—	1	19	45
Consumer	Consumer	—	30	12	2	—	1	13	58
	Consumer other	26	79	50	284	129	711	—	1,279
Lease financing		—	467	3,418	2,418	393	638	—	7,334
Total gross other charge-offs		$26	$576	$3,480	$2,729	$522	$1,378	$32	$8,743
NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Land	$15,856	$15,856
Buildings and improvements	87,047	86,429
Furniture and equipment	38,534	38,303
Lease right-of-use assets	7,425	8,117
Total	148,862	148,705
Accumulated depreciation	(65,964)	(63,571)
Premises and equipment, net	$82,898	$85,134
Depreciation expense for the three and six months ended June 30, 2026 was $1.2 million and $2.4 million, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively.
The Company has entered into operating leases, primarily for banking offices, operating facilities and ATMs, which have remaining lease terms of 2 months to 12 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.4 million and $8.1 million as of June 30, 2026 and December 31, 2025, respectively, included in premises and equipment, net on our consolidated balance sheets. The operating lease liabilities of the Company were $8.6 million and $9.3 million as of June 30, 2026 and December 31, 2025, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.
Information related to operating leases for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$507	$480	$988	$978
Operating cash flows from leases	538	485	1,041	1,003
Right-of-use assets obtained in exchange for lease obligations	92	—	128	837
Weighted average remaining lease term	5.7 years	6.5 years	5.7 years	6.5 years
Weighted average discount rate	3.72%	3.72%	3.72%	3.72%

The projected minimum rental payments under the terms of the leases as of June 30, 2026 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2026 remaining	$903
2027	1,929
2028	1,855
2029	1,655
2030	1,073
Thereafter	2,190
Total future minimum lease payments	9,605
Less imputed interest	(979)
Total operating lease liabilities	$8,626

NOTE 5 – GOODWILL
The carrying amount of goodwill at both June 30, 2026 and December 31, 2025 was $7.9 million. For the six months ended June 30, 2026, there were no changes in the carrying amount of goodwill. Additionally, the Company did not identify any events or changes in circumstances during the quarter that would indicate that it is more likely than not that the fair value of any reporting unit was less than its carrying amount. Accordingly, no interim goodwill impairment test was considered required or performed.
In the first quarter of 2025, the Company determined that a triggering event had occurred at the Company's Banking reporting unit as a result of deteriorated credit quality coupled with trends in the Company's stock price. The Company performed a quantitative impairment test on its Banking reporting unit as of March 31, 2025, and engaged a third-party service provider to assist with the determination of the fair value. The resulting calculation indicated that the carrying amount exceeded the fair value of the Company's Banking reporting unit. As a result of the assessment, the Company recognized a $154.0 million goodwill impairment charge in the first quarter of 2025.
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

	June 30, 2026			December 31, 2025
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges:
Interest rate contracts
Fair value hedges
Investment securities available for sale	$1,621	$803	$182,645	$608	$2,901	$228,157
Cash flow hedges
Investment securities available for sale	323	—	90,000	754	—	90,000
Pools of commercial and commercial real estate loans	635	890	225,000	1,528	1,180	300,000
FHLB advances, brokered CDs and other borrowings	549	—	100,000	29	502	125,000
Total derivatives designated as accounting hedges	$3,128	$1,693	$597,645	$2,919	$4,583	$743,157
Derivatives not designated as accounting hedges:
Interest rate contracts
Swaps	$211	$211	$62,974	$395	$395	$52,637
Interest rate lock commitments	166	—	6,944	137	—	4,594
Forward commitments to sell mortgage-backed securities	39	—	9,725	—	21	9,179
Total derivatives not designated as accounting hedges	$416	$211	$79,643	$532	$416	$66,410
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Investment securities available for sale	$169,641	$352,968	$818	$(2,293)

Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2026	2025		2026	2025
Three Months Ended June 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$1,768	$(1,508)	Interest income on investment securities available for sale	$(1,774)	$1,549

Six Months Ended June 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$3,111	$(4,994)	Interest income on investment securities available for sale	$(2,933)	$5,040
The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income:

	Gain (loss) recognized in AOCI on derivative		Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2026	2025		2026	2025
Three Months Ended June 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$(553)	$238	Interest income on loans	$(110)	$(741)
Investment securities available for sale	(336)	71	Interest income on investment securities available for sale	(54)	(5)
FHLB advances, brokered CDs and other borrowings	372	(86)	Interest expense	(30)	104
Total gain (loss) on cash flow hedging relationships	$(517)	$223		$(194)	$(642)

Six Months Ended June 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$(603)	$1,355	Interest income on loans	$(219)	$(1,806)
Investment securities available for sale	(431)	517	Interest income on investment securities available for sale	(108)	82
FHLB advances, brokered CDs and other borrowings	1,022	(785)	Interest expense	(60)	245
FHLB advances, brokered CDs and other borrowings	(154)	—	Noninterest expense	(154)	—
Total gain (loss) on cash flow hedging relationships	$(166)	$1,087		$(541)	$(1,479)
During the next 12 months, we estimate $1.4 million of losses will be reclassified into pre-tax earnings from derivatives designated as cash flow hedges.

The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location of gain recognized in income on derivative	2026	2025	2026	2025
Gain (losses) on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$(120)	$(11)	$89	$59
Total gain (loss) on derivative instruments not designated as accounting hedges		$(120)	$(11)	$89	$59
NOTE 7 – DEPOSITS
The following table summarizes the classification of deposits as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing demand	$1,010,128	$1,040,411
Interest-bearing:
Checking	2,094,880	1,855,215
Money market	1,242,303	1,248,942
Savings	640,292	487,742
Time	719,675	792,069
Total deposits	$5,707,278	$5,424,379

NOTE 8 – SHORT-TERM BORROWINGS
The following table summarizes our short-term borrowings as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$7,645	$10,181
AFX borrowings	—	50,000
Total short-term borrowings	$7,645	$60,181

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The weighted-average interest rate on securities sold under agreements to repurchase was 0.29% and 0.26% at June 30, 2026 and December 31, 2025, respectively. Investment securities with a carrying amount of $9.2 million and $12.2 million at June 30, 2026 and December 31, 2025, respectively, were pledged for securities sold under agreements to repurchase.
The Bank also utilizes unsecured short-term borrowings, including transactions executed through the AFX, to manage liquidity needs. AFX borrowings are generally overnight in nature and are priced at market rates, typically based on AMERIBOR, which ranged from 3.70% to 3.74% at December 31, 2025.

NOTE 9 – FHLB ADVANCES
The following table summarizes our FHLB advances as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
FHLB advances – fixed rate, fixed term at rates averaging 3.93% and 4.08% at June 30, 2026 and December 31, 2025, respectively - maturing through October 2029	$108,000	$168,000
FHLB advances – putable fixed rate at rates averaging 3.56% and 4.00% at June 30, 2026 and December 31, 2025, respectively – maturing through May 2036 with call provisions through August 2026	150,000	125,000
Total FHLB advances	$258,000	$293,000
The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.58 billion and $2.87 billion at June 30, 2026 and December 31, 2025, respectively. Based on this collateral, the Company was eligible to borrow $0.77 billion from the FHLB at June 30, 2026.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the three months ended June 30, 2026
Balances, March 31, 2026	$(68,796)	$(786)	$(69,582)
Other comprehensive income (loss) before reclassifications	1,687	(183)	1,504
Amounts reclassified from AOCI to income (1)	4	143	147
Balances, June 30, 2026	$(67,105)	$(826)	$(67,931)

Changes in AOCI for the six months ended June 30, 2026
Balances, December 31, 2025	$(59,217)	$(1,116)	$(60,333)
Other comprehensive income (loss) before reclassifications	(9,033)	(109)	(9,142)
Amounts reclassified from AOCI to income (1)	1,145	399	1,544
Balances, June 30, 2026	$(67,105)	$(826)	$(67,931)

Changes in AOCI for the three months ended June 30, 2025
Balances, March 31, 2025	$(70,667)	$(1,672)	$(72,339)
Other comprehensive income (loss) before reclassifications	(2,257)	165	(2,092)
Amounts reclassified from AOCI to income (1)	(30)	473	443
Balances, June 30, 2025	$(72,954)	$(1,034)	$(73,988)

Changes in AOCI for the six months ended June 30, 2025
Balances, December 31, 2024	$(79,021)	$(2,939)	$(81,960)
Other comprehensive income (loss) before reclassifications	6,101	815	6,916
Amounts reclassified from AOCI to income (1)	(34)	1,090	1,056
Balances, June 30, 2025	$(72,954)	$(1,034)	$(73,988)
(1) See table below for details related to reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Details about AOCI components	Amounts reclassified from AOCI				Affected line item in the statement of income
Unrealized gains and losses on investment securities available for sale	$(6)	$41	$178	$46	Interest income (expense)
	—	—	(1,731)	—	Loss on sales of investment securities, net
	2	(11)	408	(12)	Income tax (expense) benefit
	$(4)	$30	$(1,145)	$34	Net income (loss)

Gains and losses on cash flow hedges	$(194)	$(642)	$(387)	$(1,479)	Interest income (expense)
	—	—	(154)	—	Loss on termination of interest rate swaps
	51	169	142	389	Income tax (expense) benefit
	$(143)	$(473)	$(399)	$(1,090)	Net income (loss)

NOTE 11 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$19,888	$12,024	$38,351	$(128,950)
Preferred dividends declared	(2,228)	(2,228)	(4,456)	(4,456)
Net income (loss) available to common shareholders	17,660	9,796	33,895	(133,406)
Common shareholder dividends	(6,634)	(6,670)	(13,351)	(13,336)
Unvested restricted stock award dividends	(165)	(115)	(337)	(231)
Undistributed earnings to unvested restricted stock awards	(252)	(48)	(481)	—
Undistributed earnings (loss) to common shareholders	$10,609	$2,963	$19,726	$(146,973)
Basic
Distributed earnings to common shareholders	$6,634	$6,670	$13,351	$13,336
Undistributed earnings (loss) to common shareholders	10,609	2,963	19,726	(146,973)
Total common shareholders earnings (loss), basic	$17,243	$9,633	$33,077	$(133,637)
Diluted
Distributed earnings to common shareholders	$6,634	$6,670	$13,351	$13,336
Undistributed earnings (loss) to common shareholders	10,609	2,963	19,726	(146,973)
Total common shareholders earnings (loss)	17,243	9,633	33,077	(133,637)
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	—	—
Total common shareholders earnings (loss), diluted	$17,243	$9,633	$33,077	$(133,637)
Weighted average common shares outstanding, basic	21,074,683	21,820,190	21,187,341	21,808,475
Dilutive effect of options	—	—	—	—
Weighted average common shares outstanding, diluted	21,074,683	21,820,190	21,187,341	21,808,475
Basic earnings (loss) per common share	$0.82	$0.44	$1.56	$(6.13)
Diluted earnings (loss) per common share	$0.82	$0.44	$1.56	$(6.13)

Antidilutive stock options (1)	151,467	249,277	151,467	249,277
(1)The diluted earnings per common share computation excludes antidilutive stock options because the exercise prices of these stock options exceeded the average market prices of the Company's common shares for those respective periods.
NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at June 30, 2026 and December 31, 2025, are summarized below:

	June 30, 2026
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$37,524	$—	$37,524	$—
Mortgage-backed securities - agency	1,306,345	—	1,306,345	—
Mortgage-backed securities - non-agency	92,762	—	92,762	—
Asset-backed student loans	19,130	—	19,130	—
State and municipal securities	71,432	—	71,432	—
Collateralized loan obligations	84,486	—	84,486	—
Corporate securities	41,781	—	41,781	—
Equity securities	3,853	3,853	—	—
Residential loans held for sale	8,944	—	8,944	—
Credit enhancement asset	13,642	—	—	13,642
Derivative assets	3,544	—	3,544	—
Total	$1,683,443	$3,853	$1,665,948	$13,642
Liabilities
Derivative liabilities	$1,904	$—	$1,904	$—
Total	$1,904	$—	$1,904	$—

Assets measured at fair value on a non-recurring basis:
Collateral dependent loans:
Commercial	$9,454	$—	$—	$9,454
Commercial real estate	35,170	—	—	35,170
Construction and land development	1,588	—	—	1,588
Residential real estate	814	—	—	814
Other real estate owned	356	—	—	356

	December 31, 2025
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$19,823	$—	$19,823	$—
Mortgage-backed securities - agency	1,193,750	—	1,193,750	—
Mortgage-backed securities - non-agency	97,089	—	97,089	—
Asset-backed student loans	34,215	—	34,215	—
State and municipal securities	73,458	—	73,458	—
Collateralized loan obligations	46,854	—	46,854	—
Corporate securities	57,812	—	57,812	—
Equity securities	4,235	4,235	—	—
Residential loans held for sale	7,781	—	7,781	—
Credit enhancement asset	12,557	—	—	12,557
Derivative assets	3,451	—	3,451	—
Total	$1,551,025	$4,235	$1,534,233	$12,557
Liabilities
Derivative liabilities	$4,999	$—	$4,999	$—
Total	$4,999	$—	$4,999	$—

Assets measured at fair value on a non-recurring basis:
Collateral dependent loans:
Commercial	$8,136	$—	$—	$8,136
Commercial real estate	40,324	—	—	40,324
Residential real estate	592	—	—	592
Other real estate owned	606	—	—	606
The following table presents losses recognized on assets measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Collateral dependent loans	$7,843	$8,281	$9,013	$10,293
Total losses on assets measured on a nonrecurring basis	$7,843	$8,281	$9,013	$10,293

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at June 30, 2026 and December 31, 2025:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Discount Rate Range (weighted average) (1)
June 30, 2026
Collateral dependent loans:
Commercial	$9,454	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00%- 0.00% (0.00%)
Commercial real estate	35,170	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 100.00% (1.87%)
Construction and land development	1,588	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 0.00% (0.00%)
Residential real estate	814	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00%- 0.00% (0.00%)
Other real estate owned	356	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	7.54% - 71.57% (53.51%)

December 31, 2025
Collateral dependent loans:
Commercial	$8,136	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 0.00% (0.00%)
Commercial real estate	40,324	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 100.00% (4.79%)
Residential real estate	592	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 0.00% (0.00%)
Other real estate owned	606	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	54.10% - 70.67% (58.17%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$8,944	$335	$8,609	$7,781	$390	$7,391
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Residential loans held for sale	$203	$48	$(34)	$135

The carrying values and estimated fair value of certain financial instruments not carried at fair value at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$298,244	$298,244	$298,244	$—	$—
Federal funds sold	503	503	503	—	—
Loans, net	4,181,185	4,064,819	—	—	4,064,819
Accrued interest receivable	23,676	23,676	—	23,676	—

Liabilities
Deposits	$5,707,278	$5,700,814	$—	$5,700,814	$—
Short-term borrowings	7,645	7,645	—	7,645	—
FHLB and other borrowings	258,000	255,281	—	255,281	—
Subordinated debt	27,030	22,906	—	22,906	—
Trust preferred debentures	52,219	48,482	—	48,482	—

	December 31, 2025
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$127,279	$127,279	$127,279	$—	$—
Federal funds sold	532	532	532	—	—
Loans, net	4,282,785	4,229,483	—	—	4,229,483
Accrued interest receivable	23,824	23,824	—	23,824	—

Liabilities
Deposits	$5,424,379	$5,421,497	$—	$5,421,497	$—
Short-term borrowings	60,181	60,181	50,000	10,181	—
FHLB and other borrowings	293,000	295,047	—	295,047	—
Subordinated debt	27,019	23,005	—	23,005	—
Trust preferred debentures	51,857	48,626	—	48,626	—
The methods utilized to measure fair value of financial instruments at June 30, 2026 and December 31, 2025 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 13 – COMMITMENTS, CONTINGENCIES AND CREDIT RISK
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company used the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. Loan commitments as of June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$807,960	$821,801
Financial guarantees – standby letters of credit	30,726	30,808
NOTE 14 – SEGMENT INFORMATION
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

Selected business segment financial information for the three and six months ended June 30, 2026 and 2025 was as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended June 30, 2026
Interest income	$88,177	$—	$—	$88,177
Interest expense	27,212	14	1,362	28,588
Net interest income (expense)	60,965	(14)	(1,362)	59,589
Provision for credit losses	6,819	—	—	6,819
Wealth management revenue	—	8,768	—	8,768
Other noninterest income	16,344	—	(1,344)	15,000
Total noninterest income	16,344	8,768	(1,344)	23,768
Salaries and employee benefits	22,667	4,687	—	27,354
Depreciation expense	1,202	11	—	1,213
Amortization of intangible assets	430	234	—	664
Other noninterest expense (1)	20,382	1,611	(469)	21,524
Total noninterest expense	44,681	6,543	(469)	50,755
Income (loss) before income taxes	25,809	2,211	(2,237)	25,783
Income tax expense (benefit)	5,457	890	(452)	5,895
Net income (loss)	$20,352	$1,321	$(1,785)	$19,888
Total assets	$6,714,958	$39,127	$(53,469)	$6,700,616

Six Months Ended June 30, 2026
Interest income	$174,199	$—	$—	$174,199
Interest expense	54,450	34	2,709	57,193
Net interest income (expense)	119,749	(34)	(2,709)	117,006
Provision for credit losses	11,822	—	—	11,822
Wealth management revenue	—	17,016	—	17,016
Other noninterest income	31,350	—	(2,476)	28,874
Total noninterest income	31,350	17,016	(2,476)	45,890
Salaries and employee benefits	44,430	9,081	—	53,511
Depreciation expense	2,408	22	—	2,430
Amortization of intangible assets	901	480	—	1,381
Other noninterest expense (1)	41,400	3,426	(969)	43,857
Total noninterest expense	89,139	13,009	(969)	101,179
Income (loss) before income taxes (benefit)	50,138	3,973	(4,216)	49,895
Income tax expense	10,762	1,649	(867)	11,544
Net income (loss)	$39,376	$2,324	$(3,349)	$38,351
Total assets	$6,714,958	$39,127	$(53,469)	$6,700,616

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended June 30, 2025
Interest income	$97,924	$—	$—	$97,924
Interest expense	36,879	18	2,332	39,229
Net interest income (expense)	61,045	(18)	(2,332)	58,695
Provision for credit losses	17,369	—	—	17,369
Wealth management revenue	—	7,379	—	7,379
Other noninterest income	16,972	—	(817)	16,155
Total noninterest income	16,972	7,379	(817)	23,534
Salaries and employee benefits	21,330	4,355	—	25,685
Depreciation expense	1,207	11	—	1,218
Amortization of intangible assets	572	255	—	827
Other noninterest expense (1)	21,297	1,715	(750)	22,262
Total noninterest expense	44,406	6,336	(750)	49,992
Income (loss) before income taxes	16,242	1,025	(2,399)	14,868
Income tax expense (benefit)	3,037	528	(721)	2,844
Net income (loss)	$13,205	$497	$(1,678)	$12,024
Total assets	$7,114,866	$33,786	$(40,774)	$7,107,878

Six Months Ended June 30, 2025
Interest income	$197,279	$—	$—	$197,279
Interest expense	75,609	35	4,650	80,294
Net interest income (expense)	121,670	(35)	(4,650)	116,985
Provision for credit losses	28,219	—	—	28,219
Wealth management revenue	—	14,729	—	14,729
Other noninterest income	28,322	—	(1,754)	26,568
Total noninterest income	28,322	14,729	(1,754)	41,297
Salaries and employee benefits	44,244	7,857	—	52,101
Depreciation expense	2,435	21	—	2,456
Amortization of intangible assets	1,216	522	—	1,738
Impairment on goodwill	153,977	—	—	153,977
Other noninterest expense (1)	40,833	3,431	(1,539)	42,725
Total noninterest expense	242,705	11,831	(1,539)	252,997
Income (loss) before income taxes (benefit)	(120,932)	2,863	(4,865)	(122,934)
Income tax expense (benefit)	6,144	1,288	(1,416)	6,016
Net income (loss)	$(127,076)	$1,575	$(3,449)	$(128,950)
Total assets	$7,114,866	$33,786	$(40,774)	$7,107,878
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

NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$7,672	$6,435	$14,842	$12,879
Investment advisory and brokerage fees	619	522	1,272	1,004
Other	477	422	902	846
Service charges on deposit accounts:
Nonsufficient fund fees	2,162	2,018	4,250	3,971
Other	1,287	1,333	2,554	2,685
Interchange revenues	3,553	3,463	7,081	6,614
Other income:
Merchant services revenue	345	359	679	697
Other	452	823	1,096	1,116
Noninterest income - out-of-scope of Topic 606	7,201	8,159	13,214	11,485
Total noninterest income	$23,768	$23,534	$45,890	$41,297
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. In addition, certain noninterest income streams such as commercial FHA revenue, residential mortgage banking revenue, credit enhancement income, and gain on sales of investment securities, net, are also not in scope of Topic 606. Topic 606 is applicable to noninterest income streams such as wealth management revenue, service charges on deposit accounts, interchange revenue, and certain other noninterest income streams. The noninterest income streams considered in-scope by Topic 606 are discussed below.
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis explains the significant factors affecting the Company's financial condition and results of operations as reflected in the unaudited consolidated balance sheet as of June 30, 2026, as compared to December 31, 2025, and unaudited consolidated operating results for the three and six months ended June 30, 2026 and 2025. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included in this Form 10-Q and the audited financial statements and accompanying notes provided in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.
In addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including interest rates and other general economic, business and political conditions; the impact of federal trade policy, inflation, deposit volatility and potential regulatory developments; the performance of our loan portfolio and our ability to manage credit risk; changes in the financial markets; the effects of armed conflict, including the scope and duration of disruptions in global energy markets relating to war in the Middle East; changes in the business environment resulting from the adoption of artificial intelligence, including fraud and cybersecurity risk; operational risks, including with respect to fraud and information technology; changes in business plans as circumstances warrant; risks related to legal proceedings; risks related to mergers and acquisitions and the integration of acquired businesses; changes to U.S. and state tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “will,” "should," “propose,” “may,” “plan,” “seek,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations for the three and six months ended June 30, 2026 and 2025, and our financial condition as of June 30, 2026 and December 31, 2025, and may affect the comparability of financial information we report in future fiscal periods.
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
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Income Statement Data:
Interest income	$88,177	$97,924	$174,199	$197,279
Interest expense	28,588	39,229	57,193	80,294
Net interest income	59,589	58,695	117,006	116,985
Provision for credit losses	6,819	17,369	11,822	28,219
Noninterest income	23,768	23,534	45,890	41,297
Noninterest expense	50,755	49,992	101,179	252,997
Income (loss) before income taxes	25,783	14,868	49,895	(122,934)
Income tax expense	5,895	2,844	11,544	6,016
Net income (loss)	19,888	12,024	38,351	(128,950)
Preferred dividends	2,228	2,228	4,456	4,456
Net income (loss) available to common shareholders	$17,660	$9,796	$33,895	$(133,406)
Per Share Data:
Basic earnings (loss) per common share	$0.82	$0.44	$1.56	$(6.13)
Diluted earnings (loss) per common share	$0.82	$0.44	$1.56	$(6.13)
Performance Metrics:
Return on average assets	1.22%	0.67%	1.19%	(3.56)%
Return on average shareholders' equity	14.20%	8.43%	13.67%	(40.41)%
Net income for the second quarter of 2026 was $19.9 million, or $0.82 per diluted common share, compared with net income of $12.0 million, or $0.44 per diluted common share, in the second quarter of 2025. The increase reflected a $0.9 million increase in net interest income, a $10.6 million decrease in provision for credit losses, and a $0.2 million increase in noninterest income. These benefits were partially offset by a $0.8 million increase in noninterest expense, and a $3.1 million increase in income tax expense.
Net income for the first six months of 2026 was $38.4 million, or $1.56 per diluted common share, compared with a net loss of $129.0 million, or a diluted loss per common share of $6.13, in the first six months of 2025. The increase reflected a $151.8 million decrease in noninterest expense (which included the prior year goodwill impairment charge), a $16.4 million decrease in provision for credit losses, and a $4.6 million increase in noninterest income. These benefits were partially offset by a $5.5 million increase in income tax expense. Net interest income was essentially unchanged.
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
The Federal Reserve held its interest rates steady during the second quarter of 2026 by maintaining the target range for the federal funds rate at 3.50% to 3.75%. Interest rates have remained unchanged following the three 25-basis-point rate reductions in September, October and December 2025. The FOMC recently noted indicators suggest economic activity has continued to expand at a solid pace, labor market conditions remain solid, and the unemployment rate remains low, while inflation continues to be somewhat elevated. The Committee reiterated that future monetary policy decisions will continue to depend on incoming economic data, the evolving economic outlook, and the balance of risks to its dual mandate of maximum employment and price stability. As a result, the future path of interest rates remains uncertain and will continue to influence loan and deposit repricing, funding costs, and the Company's net interest income and net interest margin.
For the second quarter of 2026, net interest income, on a tax-equivalent basis, increased $0.8 million to $59.8 million, and tax-equivalent net interest margin increased 42 basis points to 3.98% compared to the second quarter of 2025.
For the first six months of 2026, net interest income, on a tax-equivalent basis, was essentially unchanged at $117.4 million, while tax-equivalent net interest margin increased 42 basis points to 3.94% compared to the first six months of 2025.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balances, interest income and expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2026 and 2025. Average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended June 30,
	2026			2025
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$108,157	$987	3.66%	$67,326	$716	4.27%
Investment securities:
Taxable investment securities	1,557,416	18,989	4.89	1,309,821	16,618	5.09
Investment securities exempt from federal income tax (1)	60,058	551	3.68	57,359	546	3.82
Total investment securities	1,617,474	19,540	4.85	1,367,180	17,164	5.04
Loans:
Loans (2)	4,229,736	66,761	6.33	5,063,295	78,514	6.22
Loans exempt from federal income tax (1)	38,432	434	4.53	60,263	726	4.83
Total loans	4,268,168	67,195	6.31	5,123,558	79,240	6.20
Loans held for sale	8,431	128	6.10	44,642	377	3.39
Nonmarketable equity securities	30,285	534	7.07	38,803	694	7.17
Total interest-earning assets	6,032,515	88,384	5.88	6,641,509	98,191	5.93
Noninterest-earning assets	495,663			513,801
Total assets	$6,528,178			$7,155,310
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,244,338	$18,469	2.28%	$3,342,014	$23,539	2.83%
Savings deposits	536,329	621	0.46	516,797	326	0.25
Time deposits	706,933	5,188	2.94	821,322	6,702	3.27
Brokered time deposits	25,097	248	3.96	165,476	1,723	4.18
Total interest-bearing deposits	4,512,697	24,526	2.18	4,845,609	32,290	2.67
Short-term borrowings	28,521	202	2.84	60,117	573	3.82
FHLB advances	249,044	2,349	3.78	363,505	3,766	4.16
Subordinated debt	27,027	380	5.64	77,757	1,394	7.19
Trust preferred debentures	52,128	1,131	8.70	51,439	1,206	9.40
Total interest-bearing liabilities	4,869,417	28,588	2.35	5,398,427	39,229	2.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,012,592			1,075,945
Other noninterest-bearing liabilities	84,416			108,819
Total noninterest-bearing liabilities	1,097,008			1,184,764
Shareholders’ equity	561,753			572,119
Total liabilities and shareholders’ equity	$6,528,178			$7,155,310
Net interest income / net interest margin (3)		$59,796	3.98%		$58,962	3.56%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively.
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

	Six Months Ended June 30,
	2026			2025
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$98,836	$1,796	3.66%	$67,995	$1,434	4.25%
Investment securities:
Taxable investment securities	1,544,150	37,139	4.85	1,282,053	31,593	4.97
Investment securities exempt from federal income tax (1)	60,872	1,103	3.65	57,633	1,088	3.81
Total investment securities	1,605,022	38,242	4.80	1,339,686	32,681	4.92
Loans:
Loans (2)	4,220,911	132,320	6.32	5,038,964	156,182	6.25
Loans exempt from federal income tax (1)	40,372	919	4.59	51,694	1,177	4.59
Total loans	4,261,283	133,239	6.31	5,090,658	157,359	6.23
Loans held for sale	7,666	230	6.06	184,717	4,940	5.39
Nonmarketable equity securities	30,913	1,117	7.29	37,217	1,341	7.27
Total interest-earning assets	6,003,720	174,624	5.87	6,720,273	197,755	5.93
Noninterest-earning assets	495,946			590,446
Total assets	$6,499,666			$7,310,719
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,208,417	$36,500	2.29%	$3,425,642	$48,679	2.87%
Savings deposits	513,826	942	0.37	516,791	655	0.26
Time deposits	721,395	10,729	3.00	821,513	13,533	3.32
Brokered time deposits	28,214	558	3.99	195,423	4,038	4.17
Total interest-bearing deposits	4,471,852	48,729	2.20	4,959,369	66,905	2.72
Short-term borrowings	30,866	433	2.83	66,904	1,273	3.84
FHLB advances	261,177	5,019	3.88	331,718	6,929	4.21
Subordinated debt	27,024	760	5.67	77,754	2,781	7.21
Trust preferred debentures	52,039	2,252	8.73	51,362	2,406	9.45
Total interest-bearing liabilities	4,842,958	57,193	2.38	5,487,107	80,294	2.95
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,004,961			1,063,937
Other noninterest-bearing liabilities	86,151			116,175
Total noninterest-bearing liabilities	1,091,112			1,180,112
Shareholders’ equity	565,596			643,500
Total liabilities and shareholders’ equity	$6,499,666			$7,310,719
Net interest income / net interest margin (3)		$117,431	3.94%		$117,461	3.52%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.4 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30, 2026 compared with Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 compared with Six Months Ended June 30, 2025
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$403	$(132)	$271	$605	$(243)	$362
Investment securities:
Taxable investment securities	3,085	(714)	2,371	6,411	(865)	5,546
Investment securities exempt from federal income tax	26	(21)	5	60	(45)	15
Total investment securities	3,111	(735)	2,376	6,471	(910)	5,561
Loans:
Loans	(13,036)	1,283	(11,753)	(25,495)	1,633	(23,862)
Loans exempt from federal income tax	(255)	(37)	(292)	(258)	—	(258)
Total loans	(13,291)	1,246	(12,045)	(25,753)	1,633	(24,120)
Loans held for sale	(431)	182	(249)	(5,031)	321	(4,710)
Nonmarketable equity securities	(151)	(9)	(160)	(227)	3	(224)
Total interest-earning assets	(10,359)	552	(9,807)	(23,935)	804	(23,131)
Interest-bearing liabilities:
Checking and money market deposits	(622)	(4,448)	(5,070)	(2,779)	(9,400)	(12,179)
Savings deposits	17	278	295	(5)	292	287
Time deposits	(886)	(628)	(1,514)	(1,569)	(1,235)	(2,804)
Brokered deposits	(1,423)	(52)	(1,475)	(3,381)	(99)	(3,480)
Total interest-bearing deposits	(2,914)	(4,850)	(7,764)	(7,734)	(10,442)	(18,176)
Short-term borrowings	(263)	(108)	(371)	(596)	(244)	(840)
FHLB advances	(1,133)	(284)	(1,417)	(1,414)	(496)	(1,910)
Subordinated debt	(812)	(202)	(1,014)	(1,618)	(403)	(2,021)
Trust preferred debentures	16	(91)	(75)	30	(184)	(154)
Total interest-bearing liabilities	(5,106)	(5,535)	(10,641)	(11,332)	(11,769)	(23,101)
Net interest income	$(5,253)	$6,087	$834	$(12,603)	$12,573	$(30)
Interest Income. Interest income, on a tax-equivalent basis, decreased $9.8 million to $88.4 million for the second quarter of 2026 compared to the same period in 2025, primarily due to a decline in average interest-earning assets. The yield on interest-earning assets decreased five basis points to 5.88% from 5.93%.
Average interest-earning assets decreased $609.0 million to $6.03 billion in the second quarter of 2026 compared to the same period in 2025. A decrease in average loans of $855.4 million was partially offset by an increase in average investment securities of $250.3 million.
Average loans decreased $855.4 million in the second quarter of 2026 compared to the same period in 2025. During the fourth quarter of 2025, the Company sold substantially all of its equipment finance portfolio. As a result, equipment finance loan and lease average balances decreased $685.1 million (to $47.6 million) in the second quarter of 2026. Proceeds from the sale of substantially all of the portfolio were used to purchase investment securities and reduce higher-cost funding for the Company.

For the first six months of 2026, interest income, on a tax-equivalent basis, decreased $23.1 million to $174.6 million compared to the same period in 2025, primarily due to a decline in average interest-earning assets. The yield on interest-earning assets decreased six basis points to 5.87% from 5.93%.
Average interest-earning assets decreased $716.6 million to $6.00 billion in the first six months of 2026 compared to the same period in 2025. Average loans and average loans held for sale decreased $829.4 million and $177.1 million, respectively. These decreases were partially offset by an increase in average investment securities of $265.3 million.
Average loans decreased $829.4 million in the first six months of 2026 compared to the same period in 2025, primarily due to the sale of substantially all of its equipment finance portfolio during the fourth quarter of 2025. As a result, equipment finance loan and lease average balances decreased $706.8 million (to $51.5 million) in the first six months of 2026.
The $184.7 million of average loans held for sale in the first six months of 2025 included $178.0 million of GreenSky consumer loans. The Company completed the sale of this portfolio in the second quarter of 2025.
Interest Expense. Interest expense decreased $10.6 million to $28.6 million for the second quarter of 2026 compared to the same period in 2025. The cost of interest-bearing liabilities decreased to 2.35% from 2.91% due to a decrease in both rates paid on deposits and average balances.
Interest expense on deposits decreased $7.8 million to $24.5 million for the second quarter of 2026 compared to the same period in 2025, driven primarily by the rate cuts enacted by the Federal Reserve Bank beginning in late 2024 and a decrease in average balances.
Average balances of interest-bearing deposit accounts decreased $332.9 million to $4.51 billion in the second quarter of 2026 compared to the same period in 2025. Proceeds from the sales of substantially all of our equipment financing portfolio and non-core consumer loan portfolios in 2025 were used to reduce higher-cost funding for the Company, including servicing deposits and brokered deposits.
Interest expense on FHLB advances decreased $1.4 million in the second quarter of 2026 compared to the same period in 2025, due to a decrease in both rates paid on FHLB advances and average balances.
Interest expense on subordinated debt decreased $1.0 million in the second quarter of 2026 compared to the same period in 2025, driven primarily by a decrease in average balances of $50.7 million, due to the redemption of $50.8 million of debt in September 2025.
For the first six months of 2026, interest expense decreased $23.1 million to $57.2 million compared to the same period in 2025. The cost of interest-bearing liabilities decreased to 2.38% from 2.95% due to a decrease in both the rates paid on deposits and average balances.
Interest expense on deposits decreased $18.2 million to $48.7 million for the first six months of 2026 compared to the same period in 2025, driven primarily by the rate cuts enacted by the Federal Reserve Bank beginning in late 2024 and a decrease in average balances.
Average balances of interest-bearing deposit accounts decreased $487.5 million to $4.47 billion for the first six months of 2026 compared to the same period in 2025.
Interest expense on FHLB advances decreased $1.9 million for the first six months of 2026 compared to the same period in 2025, due to a decrease in both rates paid on FHLB advances and average balances.
Interest expense on subordinated debt decreased $2.0 million for the first six months of 2026 compared to the same period in 2025, driven primarily by a decrease in average balances of $50.7 million, due to the redemption of $50.8 million of debt in September 2025.

Provision for Credit Losses. The provision for credit losses totaled $6.8 million and $17.4 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded provision expense of $11.8 million and $28.2 million, respectively. Provision expense for the three and six months ended June 30, 2026 included recapture of provision for credit losses on unfunded commitments of $0.3 million and $0.7 million, respectively. The decrease in provision for credit losses for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due in part to the sale of the equipment finance portfolio that occurred in late 2025, and the Company's continued efforts to remediate nonperforming loans and improve credit underwriting.
The provision for credit losses on loans recognized during the three and six months ended June 30, 2026 was made at a level deemed necessary by Management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by Management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table presents the major components of our noninterest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2026	2025		2026	2025
Noninterest income:
Wealth management revenue	$8,768	$7,379	$1,389	$17,016	$14,729	$2,287
Service charges on deposit accounts	3,449	3,351	98	6,804	6,656	148
Interchange revenue	3,553	3,463	90	7,081	6,614	467
Residential mortgage banking revenue	686	756	(70)	1,312	1,432	(120)
Income on company-owned life insurance	2,127	2,068	59	4,203	4,402	(199)
Loss on sales of investment securities, net	—	—	—	(1,731)	—	(1,731)
Credit enhancement income	3,081	3,848	(767)	6,441	3,270	3,171
Other income	2,104	2,669	(565)	4,764	4,194	570
Total noninterest income	$23,768	$23,534	$234	$45,890	$41,297	$4,593
Wealth management revenue. Wealth management revenue increased $1.4 million, or 18.8%, and $2.3 million, or 15.5%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by growth in assets under administration. Assets under administration increased 14.4% to $4.78 billion at June 30, 2026 from $4.18 billion at June 30, 2025.
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

The Company recognized $3.1 million and $6.4 million of credit enhancement income during the three and six months ended June 30, 2026, respectively, which correlated to a similar amount of provision for credit losses as a result of the new arrangement entered into at December 31, 2025.
Other noninterest income. Other income decreased $0.6 million for the three months ended June 30, 2026, compared to the same period in 2025, driven primarily by the elimination of operating lease revenue due to the sale of our equipment finance portfolio in the fourth quarter of 2025. Operating lease revenue totaled $0.5 million in the second quarter of 2025.
For the six months ended June 30, 2026, other income increased $0.6 million, compared to the same period in 2025. In 2026, the Company recognized $2.1 million in gains from the sale of our residential servicing portfolio and a portion of our commercial servicing portfolio, partially offset by the elimination of operating lease revenue due to the sale of our equipment finance portfolio in the fourth quarter of 2025. Operating lease revenue totaled $1.3 million in the first half of 2025.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
(dollars in thousands)	2026	2025		2026	2025
Noninterest expense:
Salaries and employee benefits	$27,354	$25,685	$1,669	$53,511	$52,101	$1,410
Occupancy and equipment	4,229	4,166	63	8,764	8,664	100
Data processing	6,994	7,035	(41)	14,059	13,954	105
FDIC insurance	781	1,422	(641)	1,310	2,885	(1,575)
Professional services	1,665	2,792	(1,127)	3,907	5,533	(1,626)
Marketing	1,211	1,283	(72)	2,452	2,076	376
Communications	359	334	25	790	663	127
Loan expense	3,147	1,990	1,157	6,451	3,325	3,126
Loan servicing fees	1,050	1,386	(336)	2,167	2,136	31
Impairment on goodwill	—	—	—	—	153,977	(153,977)
Amortization of intangible assets	664	827	(163)	1,381	1,738	(357)
Other expense	3,301	3,072	229	6,387	5,945	442
Total noninterest expense	$50,755	$49,992	$763	$101,179	$252,997	$(151,818)
Salaries and employee benefits. For the three and six months ended June 30, 2026, salaries and employee benefits expense increased $1.7 million and $1.4 million, respectively, compared to the same periods in 2025, primarily due to increased variable compensation expense, including annual bonuses, and increased medical insurance expense. These increases were partially offset by lower severance expense in both periods compared to the same periods in 2025.
FDIC insurance expense. The decrease in FDIC insurance expense for the three and six months ended June 30, 2026, compared to the same periods in 2025 was due to a lower assessment base in both the second quarter and first six months of 2026, a shift in loan mix due to the sale of the equipment finance and non-core loan portfolios in 2025, and a decline in nonperforming loans.
Professional services expense. For the three and six months ended June 30, 2026, professional services expense decreased $1.1 million and $1.6 million, respectively, compared to the same periods in 2025. The Company incurred additional audit and consulting expenses in 2025 as a result of the restatements of prior years' financial statements and as a result of contractual changes in the Company's third-party lending and servicing arrangements.
Loan expense. Effective December 31, 2025, the Company modified its third-party lending and servicing arrangements with its sole partner, whereby the Company pays credit insurance to the program sponsor in exchange for the sponsor to reimburse the Company for incurred loan losses. Incurred losses are recognized as loans are charged-off through the allowance for credit losses. Reimbursements of incurred losses are recognized as a reduction of our credit enhancement asset. Credit insurance expense totaled $2.5 million and $4.7 million for the three and six months ended June 30, 2026, respectively.
Impairment on goodwill. As mentioned previously, the Company recognized $154.0 million of goodwill impairment expense during the first quarter of 2025 in its Banking reporting unit.
Income Tax Expense. Income tax expense was $5.9 million and $11.5 million for the three and six months ended June 30, 2026, respectively, compared to $2.8 million and $6.0 million for the same periods in 2025. Effective tax rates were 22.9% and 23.1% for the three and six months ended June 30, 2026, respectively, compared to 19.1% and 19.4% for the same periods in 2025. The effective tax rate calculation for the six months ended June 30, 2025, excludes the goodwill impairment charge of $154.0 million, as this item is not deductible for tax purposes.

Financial Condition
Assets. Total assets were $6.70 billion at June 30, 2026, as compared to $6.51 billion at December 31, 2025.
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
Lease financing. Our equipment leasing business historically provided financing leases to varying types of businesses nationwide for purchases of business equipment and software. The financing is secured by a first priority interest in the financed asset and generally requires monthly payments. As previously disclosed, we ceased originating new equipment finance loans and leases effective as of September 30, 2025.
The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$1,185,730	27.9%	$1,178,521	27.1%
Commercial real estate	2,296,978	54.1	2,342,664	53.8
Construction and land development	243,840	5.7	286,140	6.6
Residential real estate	347,664	8.3	349,623	8.0
Consumer	132,406	3.1	144,075	3.3
Lease financing	37,086	0.9	50,981	1.2
Total loans, gross	4,243,704	100.0%	4,352,004	100.0%
Allowance for credit losses on loans	(62,519)		(69,219)
Total loans, net	$4,181,185		$4,282,785

Total gross loans decreased $108.3 million, or 2.5%, to $4.24 billion at June 30, 2026, compared to December 31, 2025. The loan portfolio mix remained relatively stable by category during the first six months of 2026, while continuing to shift toward community bank relationships as anticipated runoff occurred in the specialty finance and non-core portfolios.
The following tables present our outstanding loans by business sector at June 30, 2026 and December 31, 2025. The Company's loan portfolio is assigned to the following internal business sectors:
•Community bank represents predominately in-market loans originated through our banking center network.
•Specialty finance provides bridge loan financing for commercial real estate projects, primarily multi-family and healthcare. These projects include short term financing in anticipation of obtaining permanent secondary market financing. The loans are typically outside of the Company’s primary market areas. The Company ceased originations of new construction loans in the fourth quarter of 2024.
•Non-core and other includes our third-party origination and servicing programs, our remaining equipment finance portfolio of loans and leases and capital market credits, including loans to finance the sale of the GreenSky portfolio.

	June 30, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total
Commercial	$757,472	$220,519	$207,739	$1,185,730
Commercial real estate	1,984,124	309,751	3,103	2,296,978
Construction and land development	243,828	—	12	243,840
Residential real estate	337,121	1,800	8,743	347,664
Consumer	80,685	—	51,721	132,406
Lease financing	—	—	37,086	37,086
Total	$3,403,230	$532,070	$308,404	$4,243,704

	December 31, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total
Commercial	$688,277	$248,112	$242,132	$1,178,521
Commercial real estate	1,979,383	358,457	4,824	2,342,664
Construction and land development	226,295	59,832	13	286,140
Residential real estate	344,523	1,782	3,318	349,623
Consumer	89,749	—	54,326	144,075
Lease financing	—	—	50,981	50,981
Total	$3,328,227	$668,183	$355,594	$4,352,004
The community bank portfolio increased $75.0 million, or 2.25%, between December 31, 2025 and June 30, 2026. This growth was more than offset by the anticipated declines in the specialty finance and non-core and other business sectors of $136.1 million and $47.2 million, respectively.

The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at June 30, 2026:

	June 30, 2026
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$111,596	$464,128	$191,514	$100,225	$174,669	$103,651	$—	$39,947	$1,185,730
Commercial real estate	411,865	168,976	835,999	355,627	245,603	259,270	5,114	14,524	2,296,978
Construction and land development	37,955	50,946	20,492	96,556	1,980	35,867	—	44	243,840
Total commercial loans	561,416	684,050	1,048,005	552,408	422,252	398,788	5,114	54,515	3,726,548
Residential real estate	4,638	12,229	5,833	17,912	15,771	37,841	173,012	80,428	347,664
Consumer	18,363	5,161	60,329	433	42,322	5,798	—	—	132,406
Lease financing	4,815	—	31,195	—	1,076	—	—	—	37,086
Total loans	$589,232	$701,440	$1,145,362	$570,753	$481,421	$442,427	$178,126	$134,943	$4,243,704
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
Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $62.5 million, or 1.47% of total loans, at June 30, 2026, compared to $69.2 million, or 1.59% of total loans, at December 31, 2025. The following table allocates the allowance for credit losses on loans by loan category:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$23,142	1.95%	$23,676	2.01%
Commercial real estate	25,326	1.10	28,284	1.21
Construction and land development	2,010	0.82	2,619	0.92
Total commercial loans	50,478	1.35	54,579	1.43
Residential real estate	5,604	1.61	6,652	1.90
Consumer	3,893	2.94	4,804	3.33
Lease financing	2,544	6.86	3,184	6.25
Total allowance for credit losses on loans	$62,519	1.47%	$69,219	1.59%
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
In estimating expected credit losses as of June 30, 2026, we incorporated certain macroeconomic variables from the Capital Economics forecast dated June 30, 2026 into our credit loss models. The Capital Economics forecast reflected a generally stable macroeconomic outlook relative to the prior quarter, including modest economic growth and unemployment levels that remained consistent with management's assessment of the economic environment. The forecasted projections included, among other things, (i) U.S. gross domestic product ranging from 1.5% to 2.1% over the next four quarters; (ii) annual consumer price index averaging 3.1% over the next four quarters; and (iii) U.S. unemployment rate averaging 4.3% through the second quarter of 2027. These assumptions resulted in lower modeled loss estimates for certain portfolios. In addition, the relative stability of the economic outlook and the absence of incremental economic risks not otherwise reflected in the models supported management's reduction of certain qualitative adjustments.

We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at June 30, 2026, was approximately 49 basis points of total loans, decreasing from 57 basis points at December 31, 2025. The reduction primarily reflected continued improvement in portfolio credit quality and management's assessment that certain risks requiring qualitative adjustments have moderated since December 31, 2025.
The allowance for credit losses declined during the first six months of 2026 primarily due to charge-offs of previously reserved relationships, continued runoff within certain higher-risk loan portfolios, lower modeled expected credit losses resulting from updated portfolio characteristics and macroeconomic assumptions, and a reduction in qualitative adjustments reflecting continued improvement in portfolio credit quality. These decreases were partially offset by reserves established for Community Bank loan growth.
The allowance allocated to commercial loans totaled $23.1 million, or 1.95% of commercial loans, at June 30, 2026, compared to $23.7 million, or 2.01%, at December 31, 2025. Modeled expected credit losses increased $0.8 million, while qualitative factor adjustments decreased $1.4 million. There were no specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis at June 30, 2026, or December 31, 2025.
The allowance allocated to commercial real estate loans totaled $25.3 million, or 1.10% of commercial real estate loans, at June 30, 2026, compared to $28.3 million, or 1.21%, at December 31, 2025. Commercial real estate loan balances decreased $45.7 million, or 2.0%, during the first six months of 2026. Net charge-offs were $12.3 million for the first six months of 2026, including an $8.6 million charge-off in connection with the execution of a resolution strategy for a previously identified nonperforming commercial real estate relationship. Excluding the effect of charge-offs, modeled expected credit losses increased $0.3 million and qualitative factor adjustments decreased $2.0 million. Specific allocations for loans that were individually evaluated decreased $1.3 million. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $2.0 million, or 0.82% of construction and land development loans, at June 30, 2026, compared to $2.6 million, or 0.92%, at December 31, 2025. Construction and land development loan balances decreased $42.3 million, or 14.8%, during the first six months of 2026. Modeled expected credit losses decreased $0.1 million and qualitative factor adjustments decreased $0.5 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at June 30, 2026 or December 31, 2025.
The allowance allocated to residential real estate loans totaled $5.6 million, or 1.61% of residential real estate loans, at June 30, 2026, compared to $6.7 million, or 1.90%, at December 31, 2025. Modeled expected credit losses decreased $1.1 million. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at June 30, 2026, or December 31, 2025.
The allowance allocated to consumer loans totaled $3.9 million, or 2.94% of consumer loans, at June 30, 2026, compared to $4.8 million, or 3.33%, at December 31, 2025. Consumer loan balances decreased $11.7 million, or 8.1%, during the first six months of 2026. Modeled expected credit losses decreased $0.9 million.
The allowance allocated to the lease portfolio totaled $2.5 million, or 6.86% of commercial leases, at June 30, 2026, compared to $3.2 million, or 6.25%, at December 31, 2025. Commercial lease balances decreased $13.9 million, or 27.26%, during the first six months of 2026. The Company ceased originating leases in September 2025.

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$67,875	$105,176	$69,219	$111,204
Charge-offs:
Commercial	3,564	6,161	5,626	19,461
Commercial real estate	8,829	22,453	12,667	23,176
Construction and land development	—	—	35	—
Residential real estate	—	—	65	72
Consumer	549	884	1,445	1,337
Lease financing	334	3,886	1,071	7,334
Total charge-offs	13,276	33,384	20,909	51,380
Recoveries:
Commercial	153	1,013	627	1,509
Commercial real estate	382	637	383	639
Construction and land development	—	1,029	—	1,030
Residential real estate	70	90	145	108
Consumer	139	357	297	405
Lease financing	67	403	245	956
Total recoveries	811	3,529	1,697	4,647
Net charge-offs	12,465	29,855	19,212	46,733
Provision for credit losses on loans	7,109	17,369	12,512	28,219
Balance, end of period	$62,519	$92,690	$62,519	$92,690
Gross loans, end of period	$4,243,704	$5,035,295	$4,243,704	$5,035,295
Average total loans	$4,268,168	$5,123,558	$4,261,282	$5,090,659
Net charge-offs to average loans (annualized)	1.17%	2.34%	0.91%	1.85%
Allowance for credit losses to total loans	1.47%	1.84%	1.47%	1.84%
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

The following tables present charge-offs by business sector for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$1,040	$—	$2,524	$3,564
Commercial real estate	8,829	—	—	8,829
Construction and land development	—	—	—	—
Residential real estate	—	—	—	—
Consumer	218	—	331	549
Lease financing	—	—	334	334
Total	$10,087	$—	$3,189	$13,276

	Three Months Ended June 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$77	$57	$6,027	$6,161
Commercial real estate	8,642	13,811	—	22,453
Construction and land development	—	—	—	—
Residential real estate	—	—	—	—
Consumer	178	—	706	884
Lease financing	—	—	3,886	3,886
Total	$8,897	$13,868	$10,619	$33,384

The following tables present charge-offs by business sector for six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$1,081	$—	$4,545	$5,626
Commercial real estate	12,667	—	—	12,667
Construction and land development	35	—	—	35
Residential real estate	65	—	—	65
Consumer	439	—	1,006	1,445
Lease financing	—	—	1,071	1,071
Total	$14,287	$—	$6,622	$20,909

	Six Months Ended June 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$83	$152	$19,226	$19,461
Commercial real estate	9,365	13,811	—	23,176
Construction and land development	—	—	—	—
Residential real estate	72	—	—	72
Consumer	360	—	977	1,337
Lease financing	—	—	7,334	7,334
Total	$9,880	$13,963	$27,537	$51,380
Charge-offs for the three and six months ended June 30, 2026 were $13.3 million and $20.9 million, respectively, compared to $33.4 million and $51.4 million for the same periods in 2025. The Community Bank commercial real estate charge-offs included $8.6 million in connection with the execution of a resolution strategy for a previously identified nonperforming relationship and a $2.6 million charge-off related to a loan that was sold in the second quarter of 2026.

As previously discussed, the Company ceased originations of new construction loans within its specialty finance sector in the fourth quarter of 2024 and sold a significant portion of its non-core consumer lending portfolios and its equipment finance portfolios. These strategic decisions have resulted in the significant decrease of charge-offs in those sectors.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset category as of the dates presented. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balance of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonperforming loans:
Commercial	$14,134	$14,925
Commercial real estate	38,822	45,333
Construction and land development	1,588	155
Residential real estate	4,413	3,861
Consumer	83	47
Lease financing	1,839	1,162
Total nonperforming loans	60,879	65,483
Other real estate owned and other repossessed assets	356	606
Nonperforming assets	$61,235	$66,089
Nonperforming loans to total loans	1.43%	1.50%
Nonperforming assets to total assets	0.91%	1.01%
Allowance for credit losses to nonperforming loans	102.69%	105.71%
In 2025, the Company prioritized improving its credit quality by tightening its loan underwriting standards and pursuing opportunities to resolve nonperforming loans, which included the sale of specific loans or portfolios. The Company ceased originations of new construction loans included in the specialty finance portfolio in the fourth quarter of 2024. In the third quarter of 2025, the Company ceased originations in the equipment finance portfolio, selling substantially all of the portfolio during the fourth quarter of 2025. These actions are reflected in the continued reduction of nonperforming loans. Nonperforming loans decreased to $60.9 million, or 1.43% of total loans, at June 30, 2026, compared to $65.5 million, or 1.50% of total loans at December 31, 2025.
Although total nonperforming loans declined, certain categories experienced increases, including construction and land development, residential real estate, and the remaining lease portfolio. In addition, $9.6 million of loans modified for borrowers experiencing financial difficulty during the preceding 12 months were 30–59 days past due at June 30, 2026. Management continues to monitor these relationships and has incorporated their risk characteristics into loan grading, individual evaluations, and the allowance assessment, as applicable.
We did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2026 or 2025 while the loans were in nonaccrual status.
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

The following table sets forth the book value and percentage of each category of investment securities at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$37,524	2.3%	$19,823	1.3%
Mortgage-backed securities - agency	1,306,345	79.0	1,193,750	78.4
Mortgage-backed securities - non-agency	92,762	5.6	97,089	6.4
Asset-backed student loans	19,130	1.2	34,215	2.2
State and municipal securities	71,432	4.3	73,458	4.8
Collateralized loan obligations	84,486	5.1	46,854	3.1
Corporate securities	41,781	2.5	57,812	3.8
Total investment securities, available for sale, at fair value	$1,653,460	100.0%	$1,523,001	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at June 30, 2026:

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	9,639	0.6	4.78
Maturing after ten years	27,885	1.7	5.26
Total U.S. government sponsored entities and U.S. agency securities	$37,524	2.3%	5.13%

Mortgage-backed securities - agency:
Maturing within one year	$2	—%	2.31%
Maturing in one to five years	17,455	1.1	1.70
Maturing in five to ten years	8,668	0.5	3.70
Maturing after ten years	1,280,220	77.4	4.45
Total mortgage-backed securities - agency	$1,306,345	79.0%	4.41%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	8,463	0.5	6.19
Maturing in five to ten years	—	—	—
Maturing after ten years	84,299	5.1	4.21
Total mortgage-backed securities - non-agency	$92,762	5.6%	4.39%
Asset-backed student loans:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	19,130	1.2	4.42
Total asset-backed student loans	$19,130	1.2%	4.42%

State and municipal securities (1):
Maturing within one year	$729	—%	3.04%
Maturing in one to five years	14,006	0.8	2.33
Maturing in five to ten years	25,442	1.5	2.78
Maturing after ten years	31,255	2.0	5.04
Total state and municipal securities	$71,432	4.3%	3.69%

Collateralized loan obligations:
Maturing within one year	$—	—%	—%
Maturing in one to five years	8,485	0.5	5.32
Maturing in five to ten years	25,000	1.5	5.93
Maturing after ten years	51,001	3.1	5.53
Total collateralized loan obligations	$84,486	5.1%	5.63%

Corporate securities:
Maturing within one year	$3,027	0.2%	8.67%
Maturing in one to five years	23,946	1.4	5.33
Maturing in five to ten years	11,785	0.7	5.47
Maturing after ten years	3,023	0.2	6.20
Total corporate securities	$41,781	2.5%	5.67%
Total investment securities, available for sale, at fair value	$1,653,460	100.0%	4.49%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at June 30, 2026:

	Amortized	Fair	Average credit rating
(dollars in thousands)	cost	value	AAA	AA+/-	A+/-	BBB+/-	<BBB-	Not Rated
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$37,522	$37,524	$—	$37,524	$—	$—	$—	$—
Mortgage-backed securities - agency	1,390,919	1,306,345	—	1,306,345	—	—	—	—
Mortgage-backed securities - non-agency	94,088	92,762	4,520	88,242	—	—	—	—
Asset-backed student loans	19,201	19,130	—	19,130	—	—	—	—
State and municipal securities	74,999	71,432	6,919	61,905	170	—	—	2,438
Collateralized loan obligations	84,552	84,486	84,486	—	—	—	—	—
Corporate securities	42,697	41,781	—	—	11,384	27,953	—	2,444
Total investment securities, available for sale	$1,743,978	$1,653,460	$95,925	$1,513,146	$11,554	$27,953	$—	$4,882
Liabilities. At June 30, 2026, liabilities totaled $6.13 billion compared to $5.95 billion at December 31, 2025.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, money market, savings and time deposit accounts.
Total deposits increased $282.9 million to $5.71 billion at June 30, 2026, compared to December 31, 2025. Retail and commercial deposits increased $180.0 million and $132.0 million, respectively, driven largely by growth in new accounts as a result of targeted initiatives. Public funds deposits increased $102.8 million due to seasonal growth. Deposits among wealth management clients declined $22.2 million, reflecting normal fluctuations in client cash balances. Higher-cost brokered deposits decreased $118.2 million.

(dollars in thousands)	June 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$1,010,128	17.7%	$1,040,411	19.2%
Interest-bearing:
Checking	2,094,880	36.7	1,855,215	34.2
Money market	1,242,303	21.8	1,248,942	23.0
Savings	640,292	11.2	487,742	9.0
Time	719,675	12.6	792,069	14.6
Total deposits	$5,707,278	100.0%	$5,424,379	100.0%
The following table presents the maturity of uninsured time deposits as of June 30, 2026:

(dollars in thousands)	Amount
Three months or less	$33,868
Three to six months	12,457
Six to 12 months	15,158
After 12 months	5,074
Total	$66,557

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
Shareholders’ equity increased $4.2 million to $569.7 million at June 30, 2026, compared to December 31, 2025. The change in shareholders’ equity was driven primarily by net income of $38.4 million, partially offset by dividends to common shareholders of $13.7 million, dividends to preferred shareholders of $4.5 million, repurchases of common stock of $10.7 million, and an increase in accumulated other comprehensive losses of $7.6 million.
In the fourth quarter of 2025, the Company’s board of directors authorized a new stock repurchase program, pursuant to which the Company was authorized to repurchase up to $25.0 million of common stock through November 2, 2026. The stock repurchase program became effective on November 3, 2025. On May 5, 2026, the board of directors of the Company approved an amendment to the stock repurchase program that increased the amount of its common stock authorized for repurchase from $25.0 million to $45.0 million and extended the expiration date of the program to December 31, 2026. As of June 30, 2026, $20.2 million, or 935,937 shares of the Company’s common stock, had been repurchased under the current program.
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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $9.2 million and $12.2 million at June 30, 2026 and December 31, 2025, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$298,747	$127,811
Unpledged securities	906,754	812,587
FHLB committed liquidity	774,767	1,114,294
FRB discount window availability	332,390	349,026
Total Estimated Liquidity	$2,312,658	$2,403,718

Conditional Funding Based on Market Conditions
Additional credit facility	$400,000	$351,000
Brokered CDs (additional capacity)	500,000	450,000
ICS One Way Buy (additional capacity)	600,000	600,000
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at June 30, 2026 that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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
At June 30, 2026, the Company and the Bank exceeded all applicable minimum regulatory capital requirements, and the Bank met the regulatory thresholds to be considered well capitalized under the prompt corrective action framework. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at June 30, 2026:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	15.77%	10.50%	N/A
Midland States Bank	14.84	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	13.97	8.50	N/A
Midland States Bank	13.59	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.39	7.00	N/A
Midland States Bank	13.59	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	10.37	4.00	N/A
Midland States Bank	10.08	4.00	5.00
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
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2026:
Dollar change	$1,689	$(155)	$3,012	$6,514
Percent change	0.7%	(0.1)%	1.3%	2.9%
December 31, 2025:
Dollar change	$921	$(517)	$2,606	$5,458
Percent change	0.4%	(0.2)%	1.2%	2.5%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at June 30, 2026.
Tolerance levels for risk management require the continuing development, implementation and monitoring of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk as of June 30, 2026 indicated that projected net interest income would increase under a majority of the first-year rate shock scenarios. The results of the declining rate scenarios were not linear, as each scenario is modeled independently and reflects differences in the timing and magnitude of asset and liability repricing, cash flows and other behavioral assumptions at the applicable interest rate level, as well as changes in the size and composition of the balance sheet and interest rate risk management activities. Throughout the course of 2025, the Bank held to its non-maturity beta assumptions and lowered rates on interest-bearing deposits along with the industry overall. Coupled with market expectations, the Bank continued its strategy of layering on protection to changes in rates through deposit pricing, securities purchase selection and hedging.
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
PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to various legal proceedings from time to time, including those referenced in "Note 13 - Commitments, Contingencies and Credit Risk" to our consolidated financial statements.
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the second quarter of 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1 - 30, 2026	101,108	$23.63	101,108	$5,179,373
May 1 - 31, 2026	2,773	26.98	—	25,179,373
June 1 - 30, 2026	12,100	27.64	12,100	24,844,955
Total	115,981	$24.13	113,208	$24,844,955
(1)Represents shares of the Company’s common stock repurchased under the stock repurchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on November 3, 2025, pursuant to which the Company was authorized to repurchase up to $25.0 million of common stock through November 2, 2026, and on May 5, 2026, the board of directors of the Company approved an amendment to the stock repurchase program that increased the amount of its common stock authorized for repurchase from $25.0 million to $45.0 million and extended the expiration date of the program to December 31, 2026. Stock repurchases under this program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. As of June 30, 2026, 935,937 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $20.2 million.
ITEM 5 – OTHER INFORMATION
On June 15, 2026, Jeffrey G. Ludwig, who serves as President, Chief Executive Officer and a director of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement expires on November 16, 2026, and provides for the sale of up to 8,383 shares of Company common stock that are subject to stock options held by Mr. Ludwig, subject to certain conditions, including the expiration of the cooling-off period described in Rule 10b5-1(c).

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

10.1	Employment Offer Letter, dated as of May 8, 2026, between Midland States Bank and Claire A. Stack

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2026 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: July 30, 2026	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/	Claire A. Stack
Claire A. Stack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)