Form 10-Q
period 2026-09-30
Midland States Bancorp, Inc.
filed 2026-10-29
CIK 1466026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of October 20, 2026, the Registrant had 20,802,347 shares of outstanding common stock, $0.01 par value.

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MIDLAND STATES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and due from banks	$99,055	$127,279
Federal funds sold	557	532
Cash and cash equivalents	99,612	127,811
Investment securities available for sale, at fair value	1,905,194	1,523,001
Equity securities, at fair value	3,827	4,235
Loans	4,282,828	4,352,004
Allowance for credit losses on loans	(60,852)	(69,219)
Total loans, net	4,221,976	4,282,785
Loans held for sale	4,580	7,781
Premises and equipment, net	82,435	85,134
Other real estate owned	180	606
Nonmarketable equity securities	35,188	32,598
Accrued interest receivable	27,849	23,824
Loan servicing rights, at lower of cost or fair value	10,931	11,932
Loan servicing rights, held for sale	—	3,661
Goodwill	7,927	7,927
Other intangible assets, net	6,849	8,876
Company-owned life insurance	224,884	218,554
Credit enhancement asset	14,364	12,557
Other assets	171,046	162,138
Total assets	$6,816,842	$6,513,420

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$973,388	$1,040,411
Interest-bearing deposits	4,644,050	4,383,968
Total deposits	5,617,438	5,424,379
Short-term borrowings	151,499	60,181
Federal Home Loan Bank advances	353,000	293,000
Subordinated debt	27,035	27,019
Trust preferred debentures	52,409	51,857
Accrued interest payable and other liabilities	84,094	91,485
Total liabilities	6,285,475	5,947,921

Shareholders’ Equity:
Preferred stock, $2.00 par value; 4,000,000 shares authorized; 115,000 Series A shares, $1,000 per share liquidation preference, issued and outstanding at September 30, 2026 and December 31, 2025, respectively	110,548	110,548
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,801,859 and 21,169,854 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	208	212
Capital surplus	422,207	428,247
Retained earnings	120,601	86,825
Accumulated other comprehensive loss, net of tax	(122,197)	(60,333)
Total shareholders’ equity	531,367	565,499
Total liabilities and shareholders’ equity	$6,816,842	$6,513,420
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans including fees:
Taxable	$68,760	$80,583	$201,080	$236,765
Tax exempt	326	338	1,052	1,267
Loans held for sale	97	147	327	5,087
Investment securities:
Taxable	21,539	15,418	58,678	47,011
Tax exempt	436	443	1,307	1,303
Nonmarketable equity securities	530	715	1,647	2,056
Federal funds sold and cash investments	1,333	849	3,129	2,283
Total interest income	93,021	98,493	267,220	295,772
Interest expense:
Deposits	26,251	30,219	74,980	97,124
Short-term borrowings	349	499	782	1,772
Federal Home Loan Bank advances	2,165	4,044	7,184	10,973
Subordinated debt	380	1,393	1,140	4,174
Trust preferred debentures	1,154	1,221	3,406	3,627
Total interest expense	30,299	37,376	87,492	117,670
Net interest income	62,722	61,117	179,728	178,102
Provision for credit losses:
Provision for credit losses on loans	3,685	20,505	16,197	48,724
Provision (recapture) of credit losses on unfunded commitments	50	(500)	(640)	(500)
Total provision for credit losses	3,735	20,005	15,557	48,224
Net interest income after provision for credit losses	58,987	41,112	164,171	129,878
Noninterest income:
Wealth management revenue	8,651	8,018	25,667	22,747
Service charges on deposit accounts	3,775	3,598	10,579	10,254
Interchange revenue	3,984	3,445	11,065	10,059
Residential mortgage banking revenue	216	735	1,528	2,167
Income on company-owned life insurance	1,828	2,102	6,031	6,504
Gain (loss) on sales of investment securities, net	—	14	(1,731)	14
Credit enhancement income	3,108	(242)	9,549	3,028
Other income	1,675	2,346	6,439	6,540
Total noninterest income	23,237	20,016	69,127	61,313
Noninterest expense:
Salaries and employee benefits	28,500	26,393	82,011	78,494
Occupancy and equipment	4,330	4,206	13,094	12,870
Data processing	6,871	7,186	20,930	21,140
FDIC insurance	791	1,512	2,101	4,397
Professional services	1,669	2,017	5,576	7,550
Marketing	1,539	1,460	3,991	3,536
Communications	403	298	1,193	961
Loan expense	3,214	1,721	9,666	5,046
Loan servicing fees	1,063	1,274	3,229	3,410
Impairment on goodwill	—	—	—	153,977
Amortization of intangible assets	646	743	2,027	2,481
Other expense	3,817	3,004	10,204	8,949
Total noninterest expense	52,843	49,814	154,022	302,811
Income (loss) before income taxes	29,381	11,314	79,276	(111,620)
Income tax expense	6,573	3,757	18,117	9,773
Net income (loss)	22,808	7,557	61,159	(121,393)
Preferred dividends	2,229	2,229	6,685	6,685
Net income (loss) available to common shareholders	$20,579	$5,328	$54,474	$(128,078)
Per common share data:
Basic earnings (loss) per common share	$0.95	$0.24	$2.51	$(5.88)
Diluted earnings (loss) per common share	$0.95	$0.24	$2.51	$(5.88)
Weighted average common shares outstanding	21,128,351	21,863,911	21,167,256	21,826,566
Weighted average diluted common shares outstanding	21,140,143	21,863,911	21,167,256	21,826,566
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$22,808	$7,557	$61,159	$(121,393)
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized gains (losses) that occurred during the period	(75,464)	15,202	(87,904)	23,684
Reclassification adjustment for realized net (gains) losses on sales of investment securities included in net income	—	(14)	1,731	(14)
Reclassification adjustment for (gains) losses on fair value hedges included in net income	46	(63)	(132)	(109)
Income tax effect	21,042	(3,925)	24,041	(6,294)
Change in investment securities available for sale, net of tax	(54,376)	11,200	(62,264)	17,267
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(79)	(439)	(245)	648
Reclassification adjustment for net losses realized in net income	218	197	759	1,676
Income tax effect	(29)	64	(114)	(597)
Change in cash flow hedges, net of tax	110	(178)	400	1,727
Other comprehensive income (loss), net of tax	(54,266)	11,022	(61,864)	18,994
Total comprehensive income (loss)	$(31,458)	$18,579	$(705)	$(102,399)
The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (UNAUDITED)
(dollars in thousands, except share and per share data)

	Number of common shares	Preferred stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances, June 30, 2026	20,725,814	$110,548	$207	$419,832	$107,032	$(67,931)	$569,688
Net income	—	—	—	—	22,808	—	22,808
Other comprehensive loss	—	—	—	—	—	(54,266)	(54,266)
Common dividends declared ($0.33 per share)	—	—	—	—	(7,010)	—	(7,010)
Preferred dividends declared ($19.375 per share)	—	—	—	—	(2,229)	—	(2,229)
Common stock repurchased, including excise tax	(501)	—	—	11	—	—	11
Share-based compensation expense	—	—	—	810	—	—	810
Issuance of common stock under employee benefit plans	76,546	—	1	1,554	—	—	1,555
Balances, September 30, 2026	20,801,859	$110,548	$208	$422,207	$120,601	$(122,197)	$531,367

Balances, December 31, 2025	21,169,854	$110,548	$212	$428,247	$86,825	$(60,333)	$565,499
Net income	—	—	—	—	61,159	—	61,159
Other comprehensive loss	—	—	—	—	—	(61,864)	(61,864)
Common dividends declared ($0.97 per share)	—	—	—	—	(20,698)	—	(20,698)
Preferred dividends declared ($58.125 per share)	—	—	—	—	(6,685)	—	(6,685)
Common stock repurchased, including excise tax	(479,216)	—	(5)	(10,652)	—	—	(10,657)
Share-based compensation expense	—	—	—	2,330	—	—	2,330
Issuance of common stock under employee benefit plans	111,221	—	1	2,282	—	—	2,283
Balances, September 30, 2026	20,801,859	$110,548	$208	$422,207	$120,601	$(122,197)	$531,367

Balances, June 30, 2025	21,515,138	$110,548	$215	$436,205	$100,725	$(73,988)	$573,705
Net income	—	—	—	—	7,557	—	7,557
Other comprehensive income	—	—	—	—	—	11,022	11,022
Common dividends declared ($0.32 per share)	—	—	—	—	(7,017)	—	(7,017)
Preferred dividends declared ($19.375 per share)	—	—	—	—	(2,229)	—	(2,229)
Share-based compensation expense	—	—	—	651	—	—	651
Issuance of common stock under employee benefit plans	28,419	—	—	312	—	—	312
Balances, September 30, 2025	21,543,557	$110,548	$215	$437,168	$99,036	$(62,966)	$584,001

Balances, December 31, 2024	21,494,485	$110,548	$215	$434,346	$247,698	$(81,960)	$710,847
Net loss	—	—	—	—	(121,393)	—	(121,393)
Other comprehensive income	—	—	—	—	—	18,994	18,994
Common dividends declared ($0.94 per share)	—	—	—	—	(20,584)	—	(20,584)
Preferred dividends declared ($58.125 per share)	—	—	—	—	(6,685)	—	(6,685)
Share-based compensation expense	—	—	—	2,185	—	—	2,185
Issuance of common stock under employee benefit plans	49,072	—	—	637	—	—	637
Balances, September 30, 2025	21,543,557	$110,548	$215	$437,168	$99,036	$(62,966)	$584,001

The accompanying notes are an integral part of the consolidated financial statements.

MIDLAND STATES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$61,159	$(121,393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	15,557	48,224
Depreciation on premises and equipment	3,649	3,672
Impairment on goodwill	—	153,977
Amortization of intangible assets	2,027	2,481
Amortization of operating lease right-of-use asset	1,243	1,178
Amortization of loan servicing rights	1,154	1,703
Share-based compensation expense	2,330	2,185
Increase in cash surrender value of life insurance	(6,331)	(6,149)
Investment securities accretion, net	(13,109)	(10,287)
(Gain) loss on sales of investment securities, net	1,731	(14)
Origination of loans held for sale	(79,214)	(75,176)
Proceeds from sales of loans and leases held for sale	83,885	107,025
Gain on sale of loans held for sale	(1,650)	(1,963)
Gain on sale of mortgage servicing rights held for sale	(2,077)	—
Net change in operating assets and liabilities:
Accrued interest receivable	(4,025)	(1,343)
Credit enhancement asset	(1,807)	11,039
Other assets	27,055	22,487
Accrued expenses and other liabilities	(6,767)	(4,905)
Net cash provided by operating activities	84,810	132,741
Cash flows from investing activities:
Purchases of investment securities available for sale	(795,068)	(400,318)
Proceeds from sales of investment securities available for sale	98,599	103,759
Maturities and payments on investment securities available for sale	229,778	164,437
Purchases of equity securities	(100)	(152)
Net decrease in loans	42,577	487,562
Proceeds from sales of consumer loans held for sale	—	61,099
Purchases of premises and equipment	(1,408)	(4,606)
Proceeds from sale of premises and equipment	221	—
Purchases of nonmarketable equity securities	(13,945)	(107,172)
Proceeds from redemptions of nonmarketable equity securities	11,355	103,624
Proceeds from sales of mortgage servicing rights held for sale	5,727	—
Proceeds from sales of other real estate owned	635	4,774
Proceeds from company-owned life insurance, net	—	1,166
Net cash provided by (used in) investing activities	(421,629)	414,173
Cash flows from financing activities:
Net increase (decrease) in deposits	193,059	(592,418)
Net increase in short-term borrowings	91,318	59,267
Net increase in short-term FHLB advances	130,000	60,000
Proceeds from long-term FHLB advances	—	328,000
Payments made on long-term FHLB advances	(70,000)	(273,000)
Payments and subordinated debt redemption	—	(50,750)
Cash dividends paid on preferred stock	(6,685)	(6,685)
Cash dividends paid on common stock	(20,698)	(20,584)
Common stock repurchased, including excise tax	(10,657)	—
Proceeds from issuance of common stock under employee benefit plans	2,283	637
Net cash provided by (used in) financing activities	308,620	(495,533)
Net increase (decrease) in cash and cash equivalents	(28,199)	51,381
Cash and cash equivalents:
Beginning of period	127,811	114,766
End of period	$99,612	$166,147
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowed funds	$90,006	$123,045
Income tax paid (net of refunds)	1,280	(979)
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	1,870	29,400
Transfer of loans to other real estate owned	222	187
Right of use assets obtained in exchange for lease obligations	948	873
Transfer of premises and equipment, net to assets held for sale	—	245
Transfer of loan servicing rights held for sale to loan servicing rights, at lower of cost or fair value	125	—
Loans provided for sale of consumer loans held for sale	—	219,212
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and guidance provided by the SEC for interim financial information. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for completed financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the results for the periods presented. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. Certain reclassifications of 2025 amounts have been made to conform to the 2026 presentation. All significant transactions and accounts between subsidiaries have been eliminated. Assets held for customers in a fiduciary or agency capacity are not assets of the Company and, accordingly, other than trust cash on deposit with the Bank, are not included in the accompanying unaudited balance sheets. Management has evaluated subsequent events for potential recognition or disclosure. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

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

NOTE 2 – INVESTMENT SECURITIES
Investment Securities Available for Sale
Investment securities available for sale at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury securities	$6,434	$—	$—	$6,434
U.S. government sponsored entities and U.S. agency securities	65,792	8	(3,510)	62,290
Mortgage-backed securities - agency (1)	1,491,028	7,720	(156,073)	1,342,675
Mortgage-backed securities - non-agency	113,025	957	(5,428)	108,554
Asset-backed student loans	18,419	4	(77)	18,346
State and municipal securities	74,542	—	(8,448)	66,094
Collateralized loan obligations	236,704	78	(64)	236,718
Corporate securities	65,232	14	(1,163)	64,083
Total available for sale securities	$2,071,176	$8,781	$(174,763)	$1,905,194
(1)The amount of fair value hedging adjustment included in the amortized cost amount of the hedged investment securities available-for-sale as of September 30, 2026 was $7.4 million. See Note 6 - Derivative Instruments for additional information regarding these derivative financial instruments.

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

The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity for all securities other than mortgage-backed securities, as of September 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized cost	Fair value
Investment securities available for sale
Within one year	$4,235	$4,228
After one year through five years	48,888	46,527
After five years through ten years	73,226	68,453
After ten years	340,774	334,757
Mortgage-backed securities	1,604,053	1,451,229
Total available for sale securities	$2,071,176	$1,905,194

Proceeds and gross realized gains and losses on sales of investment securities available for sale for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Investment securities available for sale
Proceeds from sales	$—	$103,759	$98,599	$103,759
Gross realized gains on sales	—	587	248	587
Gross realized losses on sales	—	(573)	(1,979)	(573)
Unrealized losses and fair values for investment securities available for sale as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2026
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. Treasury securities	$499	$—	$—	$—	$499	$—
U.S. government sponsored entities and U.S. agency securities	61,595	3,510	—	—	61,595	3,510
Mortgage-backed securities - agency	860,598	50,437	467,599	105,636	1,328,197	156,073
Mortgage-backed securities - non-agency	64,308	2,392	14,577	3,036	78,885	5,428
Asset-backed student loans	2,401	12	12,571	65	14,972	77
State and municipal securities	25,078	1,607	40,916	6,841	65,994	8,448
Collateralized loan obligations	13,000	64	—	—	13,000	64
Corporate securities	30,678	336	18,892	827	49,570	1,163
Total available for sale securities	$1,058,157	$58,358	$554,555	$116,405	$1,612,712	$174,763

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Investment securities available for sale
U.S. government sponsored entities and U.S. agency securities	$9,668	$5	$9,077	$923	$18,745	$928
Mortgage-backed securities - agency	201,422	1,191	524,471	74,285	725,893	75,476
Mortgage-backed securities - non-agency	42	—	22,386	2,331	22,428	2,331
Asset-backed student loans	5,166	13	14,378	73	19,544	86
State and municipal securities	3,826	12	46,204	3,972	50,030	3,984
Collateralized loan obligations	—	—	—	—	—	—
Corporate securities	2,502	1	47,241	2,331	49,743	2,332
Total available for sale securities	$222,626	$1,222	$663,757	$83,915	$886,383	$85,137
At September 30, 2026, 415 investment securities available for sale had unrealized losses with aggregate depreciation of 9.78% from their amortized cost basis. For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and other market conditions that do not represent credit-related impairments. The Company expects the fair value to recover as the securities approach their respective maturity dates and principal is paid back in full. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities prior to their anticipated recovery of their amortized cost.
NOTE 3 – LOANS
The following table presents total loans outstanding by portfolio class, as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial:
Commercial	$1,073,651	$1,062,691
Commercial other	110,162	115,830
Commercial real estate:
Commercial real estate non-owner occupied	1,477,074	1,447,894
Commercial real estate owner occupied	397,372	444,443
Multi-family	388,328	383,377
Farmland	69,704	66,950
Construction and land development	249,268	286,140
Total commercial loans	3,765,559	3,807,325
Residential real estate:
Residential first lien	288,181	286,178
Other residential	69,840	63,445
Consumer:
Consumer	84,510	99,692
Consumer other	44,399	44,383
Lease financing	30,339	50,981
Total loans	$4,282,828	$4,352,004
Total loans included net deferred loan fees of $8.2 million at both September 30, 2026 and December 31, 2025, and unearned discounts of $2.4 million and $4.7 million within the lease financing portfolio at September 30, 2026 and December 31, 2025, respectively.

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
We have extended loans to certain of our directors, executive officers, principal shareholders and their affiliates. These loans were made in the ordinary course of business upon substantially the same terms as comparable transactions with non-insiders, including collateralization and interest rates prevailing at the time. The new loans, other additions, repayments and other reductions for the three and nine months ended September 30, 2026 and 2025, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$38,788	$44,486	$46,999	$40,410
New loans and other additions	—	1,352	496	7,027
Repayments and other reductions	(413)	(377)	(9,120)	(1,976)
Ending balance	$38,375	$45,461	$38,375	$45,461

The following table represents, by loan portfolio segment, a summary of changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2026 and 2025:

	Commercial Loan Portfolio			Other Loan Portfolio
(dollars in thousands)	Commercial	Commercial real estate	Construction and land development	Residential real estate	Consumer	Lease financing	Total
Changes in allowance for credit losses on loans for the three months ended September 30, 2026:
Balances, June 30, 2026	$23,142	$25,326	$2,010	$5,604	$3,893	$2,544	$62,519
Provision for credit losses on loans	2,691	1,533	(76)	(1,064)	655	(54)	3,685
Charge-offs	(2,118)	(3,296)	—	(17)	(1,017)	(1,072)	(7,520)
Recoveries	433	829	—	245	226	435	2,168
Balances, September 30, 2026	$24,148	$24,392	$1,934	$4,768	$3,757	$1,853	$60,852

Changes in allowance for credit losses on loans for the nine months ended September 30, 2026:
Balances, December 31, 2025	$23,676	$28,284	$2,619	$6,652	$4,804	$3,184	$69,219
Provision for credit losses on loans	7,156	10,859	(650)	(2,192)	892	132	16,197
Charge-offs	(7,744)	(15,963)	(35)	(82)	(2,462)	(2,143)	(28,429)
Recoveries	1,060	1,212	—	390	523	680	3,865
Balances, September 30, 2026	$24,148	$24,392	$1,934	$4,768	$3,757	$1,853	$60,852

Changes in allowance for credit losses on loans for the three months ended September 30, 2025:
Balances, June 30, 2025	$34,179	$27,439	$2,869	$7,104	$5,704	$15,395	$92,690
Provision for credit losses on loans	7,841	2,678	1,480	(711)	116	9,101	20,505
Charge-offs	(4,301)	(3,798)	(2,901)	(54)	(897)	(4,088)	(16,039)
Recoveries	1,320	494	1,122	54	103	637	3,730
Balances, September 30, 2025	$39,039	$26,813	$2,570	$6,393	$5,026	$21,045	$100,886

Changes in allowance for credit losses on loans for the nine months ended September 30, 2025:
Balances, December 31, 2024	$42,776	$36,837	$3,550	$8,002	$5,400	$14,639	$111,204
Provision for credit losses on loans	17,196	15,817	(231)	(1,645)	1,352	16,235	48,724
Charge-offs	(23,762)	(26,974)	(2,901)	(126)	(2,234)	(11,422)	(67,419)
Recoveries	2,829	1,133	2,152	162	508	1,593	8,377
Balances, September 30, 2025	$39,039	$26,813	$2,570	$6,393	$5,026	$21,045	$100,886
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
The Company has defined five transitioning risk states for each asset pool within the expected credit loss model. The below table illustrates the transition matrix:

Risk state	Commercial loans risk rating	Other loans days past due
1	0-5	0-14
2	6	15-29
3	7	30-59
4	8	60-89
Default	9+ and nonaccrual	90+ and nonaccrual
Expected Credit Losses
In calculating expected credit losses, the Company individually evaluates loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that do not share similar risk characteristics with other loans in the pool.

The following table presents the amortized cost basis of nonaccrual loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual	Nonaccrual with allowance	Nonaccrual with no allowance	Total nonaccrual
Commercial:
Commercial	$4,307	$7,292	$11,599	$3,370	$3,849	$7,219
Commercial other	558	—	558	1,040	2,157	3,197
Commercial real estate:
Commercial real estate non-owner occupied	14,928	12,549	27,477	1,537	13,547	15,084
Commercial real estate owner occupied	2,055	1,595	3,650	3,455	8,684	12,139
Multi-family	—	5,067	5,067	14,336	2,112	16,448
Farmland	1,192	—	1,192	1,260	402	1,662
Construction and land development	—	—	—	155	—	155
Total commercial loans	23,040	26,503	49,543	25,153	30,751	55,904
Residential real estate:
Residential first lien	2,795	766	3,561	3,087	313	3,400
Other residential	548	—	548	426	—	426
Consumer:
Consumer	45	—	45	47	—	47
Lease financing	1,466	—	1,466	1,162	—	1,162
Total loans	$27,894	$27,269	$55,163	$29,875	$31,064	$60,939
There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025 while the loans were in nonaccrual status.
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

The table below presents the amortized cost basis of collateral dependent loans by loan class, for borrowers experiencing financial difficulty, as of September 30, 2026 and December 31, 2025:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Equipment	Total
September 30, 2026
Commercial:
Commercial	$3,443	$6,400	$680	$10,523
Commercial other	—	65	—	65
Commercial real estate:
Non-owner occupied	26,263	—	—	26,263
Owner occupied	909	1,595	—	2,504
Multi-family	5,067	—	—	5,067
Residential real estate:
Residential first lien	1,140	—	—	1,140
Other residential	141	—	—	141
Total collateral dependent loans	$36,963	$8,060	$680	$45,703

December 31, 2025
Commercial:
Commercial	$—	$3,850	$—	$3,850
Commercial other	—	2,157	—	2,157
Commercial real estate:
Non-owner occupied	13,951	—	—	13,951
Owner occupied	8,576	1,595	—	10,171
Multi-family	16,448	—	—	16,448
Farmland	—	401	—	401
Total collateral dependent loans	$38,975	$8,003	$—	$46,978

The aging status of the recorded investment in loans by class as of September 30, 2026 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$1,062,025	$27	$—	$—	$27	$11,599	$1,073,651
Commercial other	100,322	3,820	2,420	3,042	9,282	558	110,162
Commercial real estate:
Commercial real estate non-owner occupied	1,449,597	—	—	—	—	27,477	1,477,074
Commercial real estate owner occupied	393,276	368	78	—	446	3,650	397,372
Multi-family	383,261	—	—	—	—	5,067	388,328
Farmland	68,512	—	—	—	—	1,192	69,704
Construction and land development	249,268	—	—	—	—	—	249,268
Total commercial loans	3,706,261	4,215	2,498	3,042	9,755	49,543	3,765,559
Residential real estate:
Residential first lien	283,383	—	753	484	1,237	3,561	288,181
Other residential	69,028	212	52	—	264	548	69,840
Consumer:
Consumer	84,263	185	17	—	202	45	84,510
Consumer other	43,647	523	229	—	752	—	44,399
Lease financing	28,453	271	148	1	420	1,466	30,339
Total loans	$4,215,035	$5,406	$3,697	$3,527	$12,630	$55,163	$4,282,828
The aging status of the recorded investment in loans by class as of December 31, 2025 was as follows:

	Accruing loans
(dollars in thousands)	Current	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Nonaccrual	Total
Commercial:
Commercial	$1,053,096	$2,035	$341	$—	$2,376	$7,219	$1,062,691
Commercial other	101,686	4,113	2,325	4,509	10,947	3,197	115,830
Commercial real estate:
Commercial real estate non-owner occupied	1,432,637	173	—	—	173	15,084	1,447,894
Commercial real estate owner occupied	430,972	701	631	—	1,332	12,139	444,443
Multi-family	366,929	—	—	—	—	16,448	383,377
Farmland	65,267	21	—	—	21	1,662	66,950
Construction and land development	282,169	3,718	98	—	3,816	155	286,140
Total commercial loans	3,732,756	10,761	3,395	4,509	18,665	55,904	3,807,325
Residential real estate:
Residential first lien	282,320	22	401	35	458	3,400	286,178
Other residential	62,459	450	110	—	560	426	63,445
Consumer:
Consumer	99,474	153	18	—	171	47	99,692
Consumer other	43,618	320	445	—	765	—	44,383
Lease financing	48,815	945	59	—	1,004	1,162	50,981
Total loans	$4,269,442	$12,651	$4,428	$4,544	$21,623	$60,939	$4,352,004

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
The following table presents, by loan portfolio segment, a summary of loan restructurings for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands)	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial:
Commercial	$6,263	4	$10,901	2	$10,652	6	$11,949	4
Commercial other	—	—	—	—	—	—	845	4
Commercial real estate:
Commercial real estate non-owner occupied	—	—	8,069	2	7,706	1	8,069	2
Multi-family	—	—	—	—	14,113	2	—	—
Farmland	—	—	120	1	45	1	387	2
Construction and land development	—	—	1,571	1	—	—	1,571	1
Total commercial loans	6,263	4	20,661	6	32,516	10	22,821	13
Residential real estate:
Residential first lien	—	—	20	1	37	1	162	4
Other residential	—	—	—	—	—	—	10	1
Total loan restructurings	$6,263	4	$20,681	7	$32,553	11	$22,993	18

The following tables present a summary of loan restructurings, by loan portfolio segment and type of restructuring, for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
(dollars in thousands)	Payment Deferral ($)	Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$—	$6,263	$6,263	0.58%
Total commercial loans	$—	$6,263	$6,263	0.17%
Total	$—	$6,263	$6,263	0.15%

	Nine Months Ended September 30, 2026
(dollars in thousands)	Payment Deferral ($)	Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$2,089	$8,563	$10,652	0.99%
Commercial real estate:
Commercial real estate non-owner occupied	—	7,706	7,706	0.52
Multi-family	5,113	9,000	14,113	3.63
Farmland	—	45	45	0.06
Total commercial loans	$7,202	$25,314	$32,516	0.86%
Residential real estate:
Residential first lien	—	37	37	0.01
Total	$7,202	$25,351	$32,553	0.76%

The following tables present a summary of loan restructurings, by loan portfolio segment and type of restructuring, for the three and nine months ended September 30, 2025:

		Three Months Ended September 30, 2025
(dollars in thousands)	Payment Deferral ($)	Term Extension ($)	Interest Rate Reduction / Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial:
Commercial	$—	$10,901	$—	$10,901	1.03%
Commercial real estate:
Commercial real estate non-owner occupied	—	50	8,019	8,069	0.56
Farmland	120	—	—	120	0.18
Construction & land development	—	1,571	—	1,571	0.55
Total commercial loans	$120	$12,522	$8,019	$20,661	0.54%
Residential real estate:
Residential first lien	—	20	—	20	0.01
Total	$120	$12,542	$8,019	$20,681	0.48%

		Nine Months Ended September 30, 2025
(dollars in thousands)	Payment Deferral ($)	Term Extension ($)	Interest Rate Reduction ($)	Interest Rate Reduction / Term Extension ($)	Payment Deferral / Term Extension ($)	Total Modifications ($)	Total Class of Financing Receivable (%)
Commercial
Commercial	$—	$11,949	$—	$—	$—	$11,949	1.12%
Commercial other	—	—	294	—	551	845	0.73
Commercial real estate:
Commercial real estate non-owner occupied	—	50	—	8,019	—	8,069	0.56
Farmland	120	—	—	—	267	387	0.58
Construction & land development	—	1,571	—	—	—	1,571	0.55
Total commercial loans	$120	$13,570	$294	$8,019	$818	$22,821	0.60%
Residential real estate:
Residential first lien	—	162	—	—	—	162	0.06
Other residential	—	10	—	—	—	10	0.02
Total	$120	$13,742	$294	$8,019	$818	$22,993	0.53%
The Company has not committed to lend any additional amounts to the borrowers that have been granted a loan modification.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of September 30, 2026:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$10,737	$10,737
Commercial real estate:
Commercial real estate non-owner occupied	—	—	—	—	19,462	19,462
Multi-family	—	—	—	—	14,113	14,113
Farmland	—	—	—	—	45	45
Total commercial loans	—	—	—	—	44,357	44,357
Residential real estate:
Residential first lien	—	—	—	—	56	56
Total loan restructurings	$—	$—	$—	$—	$44,413	$44,413
The following table presents the performance of such loans that have been modified in the last twelve months as of September 30, 2025:

(dollars in thousands)	30-59 days past due	60-89 days past due	Past due 90 days or more	Total past due	Current	Total
Commercial:
Commercial	$—	$—	$—	$—	$11,949	$11,949
Commercial other	—	—	—	—	845	845
Commercial real estate:
Commercial real estate non-owner occupied	—	—	—	—	17,920	17,920
Farmland	—	—	—	—	387	387
Construction and land development	—	—	—	—	1,571	1,571
Total commercial loans	—	—	—	—	32,672	32,672
Residential real estate:
Residential first lien	—	6	66	72	473	545
Other residential	—	—	—	—	10	10
Consumer:
Consumer	—	—	—	—	6	6
Lease financing	—	—	430	430	169	599
Total loan restructurings	$—	$6	$496	$502	$33,330	$33,832

Credit Quality Monitoring
The Company maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally within the Company’s four geographic regions. In addition, the specialty finance division historically provided nationwide bridge lending for FHA and HUD developments, primarily multi-family, assisted and senior living and multi-use properties. The Company ceased originating new construction loans in the fourth quarter of 2024. Our equipment leasing business historically provided financing to business customers across the country.
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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of September 30, 2026 and December 31, 2025:

			September 30, 2026
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2026	2025	2024	2023	2022	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$157,109	$368,109	$69,030	$24,297	$11,315	$38,712	$382,650	$1,051,222
		Special mention	48	—	—	—	—	—	541	589
		Substandard	4,463	—	40	5,238	—	—	500	10,241
		Substandard – nonaccrual	—	—	184	993	3,867	4,229	2,326	11,599
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	161,620	368,109	69,254	30,528	15,182	42,941	386,017	1,073,651

	Commercial other	Acceptable credit quality	3,757	2,105	1,208	908	2,355	516	97,854	108,703
		Special mention	—	—	—	47	15	48	590	700
		Substandard	—	—	—	179	—	—	22	201
		Substandard – nonaccrual	—	—	—	286	173	—	99	558
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	3,757	2,105	1,208	1,420	2,543	564	98,565	110,162

Commercial real estate	Non-owner occupied	Acceptable credit quality	250,683	292,804	223,874	101,589	266,079	236,984	10,297	1,382,310
		Special mention	—	2,965	5,213	—	11,119	12,248	—	31,545
		Substandard	11,890	326	18	—	7,967	15,541	—	35,742
		Substandard – nonaccrual	—	82	14,680	—	8,047	4,668	—	27,477
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	262,573	296,177	243,785	101,589	293,212	269,441	10,297	1,477,074

	Owner occupied	Acceptable credit quality	100,943	74,958	40,045	21,445	77,905	73,129	2,382	390,807
		Special mention	—	—	—	—	—	604	—	604
		Substandard	692	—	355	—	—	1,264	—	2,311
		Substandard – nonaccrual	—	909	67	299	1,645	426	304	3,650
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	101,635	75,867	40,467	21,744	79,550	75,423	2,686	397,372

	Multi-family	Acceptable credit quality	60,429	96,241	20,965	9,660	138,868	16,720	803	343,686
		Special mention	—	1,200	—	7,455	9,000	—	—	17,655
		Substandard	5,113	—	—	—	16,779	28	—	21,920
		Substandard – nonaccrual	—	—	—	—	4,479	588	—	5,067
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	65,542	97,441	20,965	17,115	169,126	17,336	803	388,328

	Farmland	Acceptable credit quality	16,587	19,288	1,711	6,031	3,075	19,659	1,755	68,106
		Special mention	239	—	—	—	—	92	—	331
		Substandard	—	—	—	—	—	75	—	75
		Substandard – nonaccrual	—	—	—	—	—	1,144	48	1,192
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	16,826	19,288	1,711	6,031	3,075	20,970	1,803	69,704

Construction and land development		Acceptable credit quality	42,742	81,879	27,624	12,195	27,436	28,803	19,758	240,437
		Special mention	—	—	—	—	—	2	—	2
		Substandard	—	—	—	—	—	66	—	66
		Substandard – nonaccrual	—	—	—	—	—	—	—	—
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,376	4,570	392	219	141	65	—	8,763
		Subtotal	46,118	86,449	28,016	12,414	27,577	28,936	19,758	249,268

Total		Acceptable credit quality	632,250	935,384	384,457	176,125	527,033	414,523	515,499	3,585,271
		Special mention	287	4,165	5,213	7,502	20,134	12,994	1,131	51,426
		Substandard	22,158	326	413	5,417	24,746	16,974	522	70,556
		Substandard – nonaccrual	—	991	14,931	1,578	18,211	11,055	2,777	49,543
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,376	4,570	392	219	141	65	—	8,763
Total commercial loans			$658,071	$945,436	$405,406	$190,841	$590,265	$455,611	$519,929	$3,765,559

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Commercial	Commercial	Acceptable credit quality	$430,303	$90,583	$68,878	$13,508	$25,150	$37,678	$369,376	$1,035,476
		Special mention	647	1,442	5,229	—	—	21	—	7,339
		Substandard	37	—	2,556	216	4,099	1,181	4,568	12,657
		Substandard – nonaccrual	—	70	996	4,200	426	818	709	7,219
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	430,987	92,095	77,659	17,924	29,675	39,698	374,653	1,062,691

	Commercial other	Acceptable credit quality	4,966	1,732	1,735	6,396	693	312	94,573	110,407
		Special mention	201	—	64	209	—	8	663	1,145
		Substandard	—	—	26	—	—	63	992	1,081
		Substandard – nonaccrual	—	—	500	79	311	311	1,996	3,197
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	5,167	1,732	2,325	6,684	1,004	694	98,224	115,830

Commercial real estate	Non-owner occupied	Acceptable credit quality	317,256	253,999	121,375	327,996	187,171	132,080	12,556	1,352,433
		Special mention	104	7,630	3,113	2,780	12,508	3,600	—	29,735
		Substandard	342	8,088	—	10,254	—	31,958	—	50,642
		Substandard – nonaccrual	—	9,178	—	59	—	5,847	—	15,084
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	317,702	278,895	124,488	341,089	199,679	173,485	12,556	1,447,894

	Owner occupied	Acceptable credit quality	92,863	82,708	39,146	86,498	66,979	59,816	835	428,845
		Special mention	—	841	—	—	—	630	—	1,471
		Substandard	287	358	—	—	18	1,325	—	1,988
		Substandard – nonaccrual	909	184	—	9,643	264	835	304	12,139
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	94,059	84,091	39,146	96,141	67,261	62,606	1,139	444,443

	Multi-family	Acceptable credit quality	102,138	30,280	10,233	150,482	38,456	4,473	1,101	337,163
		Special mention	—	—	7,562	17,045	—	—	—	24,607
		Substandard	—	—	—	—	5,124	35	—	5,159
		Substandard – nonaccrual	—	—	—	16,448	—	—	—	16,448
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	102,138	30,280	17,795	183,975	43,580	4,508	1,101	383,377

	Farmland	Acceptable credit quality	19,081	1,906	6,858	3,415	6,418	23,454	775	61,907
		Special mention	—	—	—	—	827	94	—	921
		Substandard	958	—	1,210	—	12	280	—	2,460
		Substandard – nonaccrual	246	—	—	—	267	1,101	48	1,662
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	—	—	—	—	—	—	—	—
		Subtotal	20,285	1,906	8,068	3,415	7,524	24,929	823	66,950

Construction and land development		Acceptable credit quality	122,570	78,267	11,000	26,771	16,363	359	14,402	269,732
		Special mention	942	—	—	9,000	—	—	—	9,942
		Substandard	—	1,588	—	—	77	—	—	1,665
		Substandard – nonaccrual	—	155	—	—	—	—	—	155
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
		Subtotal	126,804	80,784	11,306	36,026	16,440	378	14,402	286,140

Total		Acceptable credit quality	1,089,177	539,475	259,225	615,066	341,230	258,172	493,618	3,595,963
		Special mention	1,894	9,913	15,968	29,034	13,335	4,353	663	75,160
		Substandard	1,624	10,034	3,792	10,470	9,330	34,842	5,560	75,652
		Substandard – nonaccrual	1,155	9,587	1,496	30,429	1,268	8,912	3,057	55,904
		Doubtful	—	—	—	—	—	—	—	—
		Not graded	3,292	774	306	255	—	19	—	4,646
Total commercial loans			$1,097,142	$569,783	$280,787	$685,254	$365,163	$306,298	$502,898	$3,807,325

The following table presents the gross charge-offs by class of loan and year of origination on the commercial loan portfolio for the three and nine months ended September 30, 2026 and 2025:

		Term Loans by Origination Year
(dollars in thousands)		2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
For the three months ended September 30, 2026
Commercial	Commercial	$—	$—	$—	$15	$20	$34	$—	$69
	Commercial other	3	6	2	2	6	22	2,008	2,049
Commercial real estate	Non-owner occupied	—	—	—	—	—	1,105	—	1,105
	Owner occupied	—	—	—	—	19	—	—	19
	Multi-family	—	—	—	—	2,147	—	—	2,147
	Farmland	—	—	—	—	—	25	—	25
Total gross commercial charge-offs		$3	$6	$2	$17	$2,192	$1,186	$2,008	$5,414

For the nine months ended September 30, 2026
Commercial	Commercial	$—	$—	$—	$15	$20	$272	$—	$307
	Commercial Other	6	34	14	110	625	40	6,608	7,437
Commercial Real Estate	Non-owner occupied	—	—	—	—	—	4,055	—	4,055
	Owner occupied	—	—	—	—	19	—	—	19
	Multi-family	—	—	—	—	11,864	—	—	11,864
	Farmland	—	—	—	—	—	25	—	25
Construction and land development		—	—	35	—	—	—	—	35
Total gross commercial charge-offs		$6	$34	$49	$125	$12,528	$4,392	$6,608	$23,742

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended September 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$—	$—	$—
	Commercial other	156	6	880	1,253	102	247	1,657	4,301
Commercial real estate	Non-owner occupied	—	87	—	—	—	1,906	—	1,993
	Owner occupied	—	—	—	1,297	—	8	—	1,305
	Multi-family	—	—	—	500	—	—	—	500
Construction and land development		—	—	—	—	2,860	41	—	2,901
Total gross commercial charge-offs		$156	$93	$880	$3,050	$2,962	$2,202	$1,657	$11,000

For the nine months ended September 30, 2025
Commercial	Commercial	$—	$—	$—	$—	$—	$152	$—	$152
	Commercial Other	156	62	1,915	3,183	508	364	17,422	23,610
Commercial Real Estate	Non-owner occupied	—	87	—	7,782	—	7,649	—	15,518
	Owner occupied	—	—	—	7,144	—	8	—	7,152
	Multi-family	—	—	—	2,854	—	1,450	—	4,304
Construction and land development		—	—	—	—	2,860	41	—	2,901
Total gross commercial charge-offs		$156	$149	$1,915	$20,963	$3,368	$9,664	$17,422	$53,637

The Company evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and leases, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of September 30, 2026 and December 31, 2025:

			September 30, 2026
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Residential real estate	Residential first lien	Performing	$22,754	$6,425	$26,615	$35,861	$56,441	$136,040	$—	$284,136
		Nonperforming	41	—	—	348	1,106	2,550	—	4,045
		Subtotal	22,795	6,425	26,615	36,209	57,547	138,590	—	288,181

	Other residential	Performing	769	3,461	1,877	1,237	402	1,540	60,006	69,292
		Nonperforming	—	—	—	—	—	88	460	548
		Subtotal	769	3,461	1,877	1,237	402	1,628	60,466	69,840

Consumer	Consumer	Performing	8,869	26,886	12,041	10,605	8,665	16,373	1,026	84,465
		Nonperforming	—	—	22	2	4	16	1	45
		Subtotal	8,869	26,886	12,063	10,607	8,669	16,389	1,027	84,510

	Consumer other	Performing	—	—	—	274	27,662	9,157	7,306	44,399
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	—	274	27,662	9,157	7,306	44,399

Leases financing		Performing	505	3,687	5,775	7,138	9,665	2,102	—	28,872
		Nonperforming	—	—	—	911	458	98	—	1,467
		Subtotal	505	3,687	5,775	8,049	10,123	2,200	—	30,339

Total		Performing	32,897	40,459	46,308	55,115	102,835	165,212	68,338	511,164
		Nonperforming	41	—	22	1,261	1,568	2,752	461	6,105
Total other loans			$32,938	$40,459	$46,330	$56,376	$104,403	$167,964	$68,799	$517,269

			December 31, 2025
			Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)			2025	2024	2023	2022	2021	Prior	Revolving loans	Total
Residential real estate	Residential first lien	Performing	$8,254	$28,464	$37,936	$60,875	$29,331	$117,847	$35	$282,742
		Nonperforming	25	—	475	239	296	2,401	—	3,436
		Subtotal	8,279	28,464	38,411	61,114	29,627	120,248	35	286,178

	Other residential	Performing	3,104	2,092	1,761	642	194	1,441	53,786	63,020
		Nonperforming	—	—	—	—	—	93	332	425
		Subtotal	3,104	2,092	1,761	642	194	1,534	54,118	63,445

Consumer	Consumer	Performing	33,113	16,117	14,210	11,576	18,018	5,571	1,040	99,645
		Nonperforming	—	3	23	4	—	16	1	47
		Subtotal	33,113	16,120	14,233	11,580	18,018	5,587	1,041	99,692

	Consumer other	Performing	—	—	326	30,970	5,874	7,213	—	44,383
		Nonperforming	—	—	—	—	—	—	—	—
		Subtotal	—	—	326	30,970	5,874	7,213	—	44,383

Leases financing		Performing	5,664	7,833	12,837	17,399	4,533	1,553	—	49,819
		Nonperforming	—	442	60	327	321	12	—	1,162
		Subtotal	5,664	8,275	12,897	17,726	4,854	1,565	—	50,981

Total
		Performing	50,135	54,506	67,070	121,462	57,950	133,625	54,861	539,609
		Nonperforming	25	445	558	570	617	2,522	333	5,070
Total other loans			$50,160	$54,951	$67,628	$122,032	$58,567	$136,147	$55,194	$544,679

The following table presents the gross charge-offs by class of loan and year of origination on the other loan portfolio for the three and nine months ended September 30, 2026 and 2025:

		Term Loans by Origination Year
(dollars in thousands)		2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
For the three months ended September 30, 2026
Residential real estate	Residential first lien	$—	$—	$—	$—	$—	$2	$—	$2
	Other residential	—	—	—	—	—	—	15	15
Consumer	Consumer	—	17	2	10	—	—	5	34
	Consumer other	167	52	15	21	287	441	—	983
Lease financing		—	—	79	469	316	208	—	1,072
Total gross other charge-offs		$167	$69	$96	$500	$603	$651	$20	$2,106

For the nine months ended September 30, 2026
Residential real estate	Residential first lien	$—	$—	$—	$—	$59	$2	$—	$61
	Other residential	—	—	—	—	—	—	21	21
Consumer	Consumer	—	27	29	41	2	1	10	110
	Consumer other	197	199	49	55	938	914	—	2,352
Lease financing		—	—	363	710	593	477	—	2,143
Total gross other charge-offs		$197	$226	$441	$806	$1,592	$1,394	$31	$4,687

		Term Loans by Origination Year
(dollars in thousands)		2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
For the three months ended September 30, 2025
Residential real estate	Residential first lien	$—	$—	$40	$—	$—	$—	$—	$40
	Other residential	—	—	—	—	—	1	13	14
Consumer	Consumer	23	5	9	2	—	—	6	45
	Consumer other	—	27	18	348	139	320	—	852
Lease financing		—	249	1,605	1,843	330	61	—	4,088
Total gross other charge-offs		$23	$281	$1,672	$2,193	$469	$382	$19	$5,039

For the nine months ended September 30, 2025
Residential real estate	Residential first lien	$—	$—	$40	$—	$—	$27	$—	$67
	Other residential	—	—	—	25	—	2	32	59
Consumer	Consumer	23	35	21	4	—	1	19	103
	Consumer other	26	106	68	632	268	1,031	—	2,131
Lease financing		—	716	5,023	4,261	723	699	—	11,422
Total gross other charge-offs		$49	$857	$5,152	$4,922	$991	$1,760	$51	$13,782
NOTE 4 – PREMISES, EQUIPMENT AND LEASES
A summary of premises, equipment and leases at September 30, 2026 and December 31, 2025 is as follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Land	$15,856	$15,856
Buildings and improvements	86,858	86,429
Furniture and equipment	38,479	38,303
Lease right-of-use assets	7,710	8,117
Total	148,903	148,705
Accumulated depreciation	(66,468)	(63,571)
Premises and equipment, net	$82,435	$85,134
Depreciation expense for the three and nine months ended September 30, 2026 was $1.2 million and $3.6 million, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2025, respectively.
The Company has entered into operating leases, primarily for banking offices, operating facilities and ATMs, which have remaining lease terms of 1 month to 11 years, some of which may include options to extend the lease terms for up to an additional 10 years. The options to extend are included in the remaining lease term if they are reasonably certain to be exercised. The Company had operating lease right-of-use assets of $7.7 million and $8.1 million as of September 30, 2026 and December 31, 2025, respectively, and are included in premises and equipment, net on our consolidated balance sheets. The operating lease liabilities of the Company were $8.2 million and $9.3 million as of September 30, 2026 and December 31, 2025, respectively, and are included in accrued interest payable and other liabilities on our consolidated balance sheets.

Information related to operating leases for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$520	$483	$1,508	$1,461
Operating cash flows from leases	504	464	1,545	1,467
Right-of-use assets obtained in exchange for lease obligations	820	36	948	873
Right-of-use assets derecognized due to termination	111	—	111	—
Weighted average remaining lease term	5.8 years	6.3 years	5.8 years	6.3 years
Weighted average discount rate	3.96%	3.72%	3.96%	3.72%
The projected minimum rental payments under the terms of the leases as of September 30, 2026 were as follows:

(dollars in thousands)	Amount
Year ending December 31:
2026 remaining	$357
2027	1,863
2028	1,817
2029	1,608
2030	1,061
Thereafter	2,573
Total future minimum lease payments	9,279
Less imputed interest	(1,045)
Total operating lease liabilities	$8,234

NOTE 5 – GOODWILL
The carrying amount of goodwill was $7.9 million at both September 30, 2026 and December 31, 2025, with no changes during the nine months ended September 30, 2026. The Company performed its most recent annual goodwill impairment assessment as of August 31, 2026, and concluded that no impairment existed. Through September 30, 2026, the Company did not identify any events or changes in circumstances indicating that it was more likely than not that the fair value of any reporting unit was less than its carrying amount.
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

	September 30, 2026			December 31, 2025
	Fair Value			Fair Value
(dollars in thousands)	Assets	Liabilities	Notional amount	Assets	Liabilities	Notional amount
Derivatives designated as accounting hedges:
Interest rate contracts
Fair value hedges
Investment securities available for sale	$7,410	$—	$177,600	$608	$2,901	$228,157
Cash flow hedges
Investment securities available for sale	2,088	—	240,000	754	—	90,000
Pools of commercial and commercial real estate loans	323	903	283,000	1,528	1,180	300,000
FHLB advances, brokered CDs and other borrowings	1,313	—	100,000	29	502	125,000
Total derivatives designated as accounting hedges	$11,134	$903	$800,600	$2,919	$4,583	$743,157
Derivatives not designated as accounting hedges:
Interest rate contracts
Swaps	$595	$595	$62,463	$395	$395	$52,637
Interest rate lock commitments	—	13	6,559	137	—	4,594
Forward commitments to sell mortgage-backed securities	209	—	8,250	—	21	9,179
Total derivatives not designated as accounting hedges	$804	$608	$77,272	$532	$416	$66,410
The following table presents amounts recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Investment securities available for sale	$165,454	$352,968	$7,410	$(2,293)

Statement of Income Presentation
The following table summarizes the effect of derivative instruments in fair value hedging relationships on the consolidated statements of income:

	Location of gain (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on related hedged item	Gain (loss) recognized in income on related hedged items
(dollars in thousands)		2026	2025		2026	2025
Three Months Ended September 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$6,592	$(328)	Interest income on investment securities available for sale	$(6,638)	$391

Nine Months Ended September 30,
Gain (loss) on fair value hedging relationships
Interest rate contracts
Fixed-rate mortgage-backed securities	Interest income on investment securities available for sale	$9,703	$(5,322)	Interest income on investment securities available for sale	$(9,571)	$5,431
The following table summarizes the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income:

	Gain (loss) recognized in AOCI on derivative		Location of gain (loss) recognized in income on derivative	Gain (loss) reclassified from AOCI into income
(dollars in thousands)	2026	2025		2026	2025
Three Months Ended September 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$(325)	$3	Interest income on loans	$(112)	$(111)
Investment securities available for sale	(517)	(356)	Interest income on investment securities available for sale	(75)	(55)
FHLB advances, brokered CDs and other borrowings	763	(86)	Interest expense	(31)	(31)
Total gain (loss) on cash flow hedging relationships	$(79)	$(439)		$(218)	$(197)

Nine Months Ended September 30,
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Pools of commercial and commercial real estate loans	$(928)	$1,358	Interest income on loans	$(331)	$(1,857)
Investment securities available for sale	(948)	161	Interest income on investment securities available for sale	(183)	(32)
FHLB advances, brokered CDs and other borrowings	1,785	(871)	Interest expense	(91)	213
FHLB advances, brokered CDs and other borrowings	(154)	—	Noninterest expense	(154)	—
Total gain (loss) on cash flow hedging relationships	$(245)	$648		$(759)	$(1,676)
During the next 12 months, we estimate $1.4 million of losses will be reclassified into pre-tax earnings from derivatives designated as cash flow hedges.

The following table summarizes the effect of derivative instruments not designated as accounting hedges on the consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location of gain (loss) recognized in income on derivative	2026	2025	2026	2025
Gain (loss) on derivative instruments not designated as accounting hedges
Interest rate contracts	Residential mortgage banking revenue	$(9)	$45	$80	$104
Total gain (loss) on derivative instruments not designated as accounting hedges		$(9)	$45	$80	$104
NOTE 7 – DEPOSITS
The following table summarizes the classification of deposits as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand	$973,388	$1,040,411
Interest-bearing:
Checking	2,155,193	1,855,215
Money market	1,306,610	1,248,942
Savings	498,397	487,742
Time	683,850	792,069
Total deposits	$5,617,438	$5,424,379

NOTE 8 – SHORT-TERM BORROWINGS
The following table summarizes our short-term borrowings as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$6,499	$10,181
AFX borrowings	145,000	50,000
Total short-term borrowings	$151,499	$60,181

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The weighted-average interest rate on securities sold under agreements to repurchase was 0.23% and 0.26% at September 30, 2026 and December 31, 2025, respectively. Investment securities with a carrying amount of $7.8 million and $12.2 million at September 30, 2026 and December 31, 2025, respectively, were pledged for securities sold under agreements to repurchase.
The Bank also utilizes unsecured short-term borrowings, including transactions executed through the AFX, to manage liquidity needs. AFX borrowings are generally overnight in nature and are priced at market rates, typically based on AMERIBOR, which ranged from 3.945% to 3.95% at September 30, 2026 and 3.695% to 3.74% at December 31, 2025.

NOTE 9 – FHLB ADVANCES
The following table summarizes our FHLB advances as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
FHLB advances – fixed rate, fixed term at rates averaging 4.01% and 4.08% at September 30, 2026 and December 31, 2025, respectively - maturing through October 2029	$108,000	$168,000
FHLB advances – putable fixed rate at rates averaging 3.90% and 4.00% at September 30, 2026 and December 31, 2025, respectively – maturing through May 2036 with call provisions through November 2026	90,000	125,000
FHLB advances – short term fixed rate at a rate of 4.02% at September 30, 2026 - maturing through October 2026	155,000	—
Total FHLB advances	$353,000	$293,000
The Company’s advances from the FHLB are collateralized by a blanket collateral agreement of qualifying mortgage and home equity line of credit loans and certain commercial real estate loans totaling approximately $2.62 billion and $2.87 billion at September 30, 2026 and December 31, 2025, respectively. Based on this collateral, the Company was eligible to borrow $0.70 billion from the FHLB at September 30, 2026.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized gains and losses on investment securities available for sale	Unrealized gains and losses on cash flow hedges	Total
Changes in AOCI for the three months ended September 30, 2026
Balances, June 30, 2026	$(67,105)	$(826)	$(67,931)
Other comprehensive income (loss) before reclassifications	(54,398)	(45)	(54,443)
Amounts reclassified from AOCI to income (1)	22	155	177
Balances, September 30, 2026	$(121,481)	$(716)	$(122,197)

Changes in AOCI for the nine months ended September 30, 2026
Balances, December 31, 2025	$(59,217)	$(1,116)	$(60,333)
Other comprehensive income (loss) before reclassifications	(63,431)	(154)	(63,585)
Amounts reclassified from AOCI to income (1)	1,167	554	1,721
Balances, September 30, 2026	$(121,481)	$(716)	$(122,197)

Changes in AOCI for the three months ended September 30, 2025
Balances, June 30, 2025	$(72,954)	$(1,034)	$(73,988)
Other comprehensive income (loss) before reclassifications	11,257	(323)	10,934
Amounts reclassified from AOCI to income (1)	(57)	145	88
Balances, September 30, 2025	$(61,754)	$(1,212)	$(62,966)

Changes in AOCI for the nine months ended September 30, 2025
Balances, December 31, 2024	$(79,021)	$(2,939)	$(81,960)
Other comprehensive income (loss) before reclassifications	17,358	492	17,850
Amounts reclassified from AOCI to income (1)	(91)	1,235	1,144
Balances, September 30, 2025	$(61,754)	$(1,212)	$(62,966)
(1) See table below for details related to reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Details about AOCI components	Amounts reclassified from AOCI				Affected line item in the statement of income
Unrealized gains and losses on investment securities available for sale	$(46)	$63	$132	$109	Interest income (expense)
	—	14	(1,731)	14	Loss on sales of investment securities, net
	24	(20)	432	(32)	Income tax (expense) benefit
	$(22)	$57	$(1,167)	$91	Net income (loss)

Gains and losses on cash flow hedges	$(218)	$(197)	$(605)	$(1,676)	Interest income (expense)
	—	—	(154)	—	Loss on termination of interest rate swaps
	63	52	205	441	Income tax (expense) benefit
	$(155)	$(145)	$(554)	$(1,235)	Net income (loss)

NOTE 11 – EARNINGS PER COMMON SHARE
Earnings per common share is calculated utilizing the two-class method. Basic earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$22,808	$7,557	$61,159	$(121,393)
Preferred dividends declared	(2,229)	(2,229)	(6,685)	(6,685)
Net income (loss) available to common shareholders	20,579	5,328	54,474	(128,078)
Common shareholder dividends	(6,863)	(6,893)	(20,214)	(20,230)
Unvested restricted stock award dividends	(147)	(124)	(484)	(354)
Undistributed earnings to unvested restricted stock awards	(296)	—	(786)	—
Undistributed earnings (loss) to common shareholders	$13,273	$(1,689)	$32,990	$(148,662)
Basic
Distributed earnings to common shareholders	$6,863	$6,893	$20,214	$20,230
Undistributed earnings (loss) to common shareholders	13,273	(1,689)	32,990	(148,662)
Total common shareholders earnings (loss), basic	$20,136	$5,204	$53,204	$(128,432)
Diluted
Distributed earnings to common shareholders	$6,863	$6,893	$20,214	$20,230
Undistributed earnings (loss) to common shareholders	13,273	(1,689)	32,990	(148,662)
Total common shareholders earnings (loss)	20,136	5,204	53,204	(128,432)
Add back:
Undistributed earnings reallocated from unvested restricted stock awards	—	—	—	—
Total common shareholders earnings (loss), diluted	$20,136	$5,204	$53,204	$(128,432)
Weighted average common shares outstanding, basic	21,128,351	21,863,911	21,167,256	21,826,566
Dilutive effect of options	11,792	—	—	—
Weighted average common shares outstanding, diluted	21,140,143	21,863,911	21,167,256	21,826,566
Basic earnings (loss) per common share	$0.95	$0.24	$2.51	$(5.88)
Diluted earnings (loss) per common share	$0.95	$0.24	$2.51	$(5.88)

Antidilutive stock options (1)	—	228,802	74,339	228,802
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

Assets and liabilities measured and recorded at fair value, including financial assets for which the Company has elected the fair value option, on a recurring and nonrecurring basis at September 30, 2026 and December 31, 2025, are summarized below:

	September 30, 2026
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. Treasury securities	$6,434	$—	$6,434	$—
U.S. government sponsored entities and U.S. agency securities	62,290	—	62,290	—
Mortgage-backed securities - agency	1,342,675	—	1,342,675	—
Mortgage-backed securities - non-agency	108,554	—	108,554	—
Asset-backed student loans	18,346	—	18,346	—
State and municipal securities	66,094	—	66,094	—
Collateralized loan obligations	236,718	—	236,718	—
Corporate securities	64,083	—	64,083	—
Equity securities	3,827	3,827	—	—
Residential loans held for sale	4,580	—	4,580	—
Credit enhancement asset	14,364	—	—	14,364
Derivative assets	11,938	—	11,938	—
Total	$1,939,903	$3,827	$1,921,712	$14,364
Liabilities
Derivative liabilities	$1,511	$—	$1,511	$—
Total	$1,511	$—	$1,511	$—

Assets measured at fair value on a non-recurring basis:
Collateral dependent loans:
Commercial	$10,588	$—	$—	$10,588
Commercial real estate	33,834	—	—	33,834
Residential real estate	1,281	—	—	1,281
Other real estate owned	180	—	—	180

	December 31, 2025
(dollars in thousands)	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets and liabilities measured at fair value on a recurring basis:
Assets
Investment securities available for sale:
U.S. government sponsored entities and U.S. agency securities	$19,823	$—	$19,823	$—
Mortgage-backed securities - agency	1,193,750	—	1,193,750	—
Mortgage-backed securities - non-agency	97,089	—	97,089	—
Asset-backed student loans	34,215	—	34,215	—
State and municipal securities	73,458	—	73,458	—
Collateralized loan obligations	46,854	—	46,854	—
Corporate securities	57,812	—	57,812	—
Equity securities	4,235	4,235	—	—
Residential loans held for sale	7,781	—	7,781	—
Credit enhancement asset	12,557	—	—	12,557
Derivative assets	3,451	—	3,451	—
Total	$1,551,025	$4,235	$1,534,233	$12,557
Liabilities
Derivative liabilities	$4,999	$—	$4,999	$—
Total	$4,999	$—	$4,999	$—

Assets measured at fair value on a non-recurring basis:
Collateral dependent loans:
Commercial	$8,136	$—	$—	$8,136
Commercial real estate	40,324	—	—	40,324
Residential real estate	592	—	—	592
Other real estate owned	606	—	—	606
The following table presents losses recognized on assets measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Collateral dependent loans	$4,563	$5,821	$13,576	$16,114
Total losses on assets measured on a nonrecurring basis	$4,563	$5,821	$13,576	$16,114

The following tables present quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured on a nonrecurring basis at September 30, 2026 and December 31, 2025:

(dollars in thousands)	Fair value	Valuation technique	Unobservable input / assumptions	Discount Rate Range (weighted average) (1)
September 30, 2026
Collateral dependent loans:
Commercial	$10,588	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 23.94% (3.76%)
Commercial real estate	33,834	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 100.00% (4.74%)
Residential real estate	1,281	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00%- 0.00% (0.00%)
Other real estate owned	180	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	54.10% - 71.57% (59.63%)

December 31, 2025
Collateral dependent loans:
Commercial	$8,136	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 0.00% (0.00%)
Commercial real estate	40,324	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 100.00% (4.79%)
Residential real estate	592	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	0.00% - 0.00% (0.00%)
Other real estate owned	606	Fair value of collateral	Discount for type of property, age of appraisal, and/or current status	54.10% - 70.67% (58.17%)
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

The following table presents the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Aggregate fair value	Difference	Contractual principal	Aggregate fair value	Difference	Contractual principal
Residential loans held for sale	$4,580	$51	$4,529	$7,781	$390	$7,391
The following table presents the amount of gains (losses) from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Residential loans held for sale	$(289)	$(56)	$(324)	$80

The carrying values and estimated fair value of certain financial instruments not carried at fair value at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$99,055	$99,055	$99,055	$—	$—
Federal funds sold	557	557	557	—	—
Loans, net	4,221,976	4,065,790	—	—	4,065,790
Accrued interest receivable	27,849	27,849	—	27,849	—

Liabilities
Deposits	$5,617,438	$5,608,501	$—	$5,608,501	$—
Short-term borrowings	151,499	151,499	145,000	6,499	—
FHLB and other borrowings	353,000	350,609	—	350,609	—
Subordinated debt	27,035	22,178	—	22,178	—
Trust preferred debentures	52,409	47,277	—	47,277	—

	December 31, 2025
(dollars in thousands)	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and due from banks	$127,279	$127,279	$127,279	$—	$—
Federal funds sold	532	532	532	—	—
Loans, net	4,282,785	4,229,483	—	—	4,229,483
Accrued interest receivable	23,824	23,824	—	23,824	—

Liabilities
Deposits	$5,424,379	$5,421,497	$—	$5,421,497	$—
Short-term borrowings	60,181	60,181	50,000	10,181	—
FHLB and other borrowings	293,000	295,047	—	295,047	—
Subordinated debt	27,019	23,005	—	23,005	—
Trust preferred debentures	51,857	48,626	—	48,626	—
The methods utilized to measure fair value of financial instruments at September 30, 2026 and December 31, 2025 represent an approximation of exit price; however, an actual exit price may differ.
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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments are principally tied to variable rates. The Company does not anticipate any material losses and has adequately reserved for these instruments. The following table summarizes commitments to extend credit and standby letters of credit as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$913,843	$821,801
Financial guarantees – standby letters of credit	44,283	30,808
NOTE 14 – SEGMENT INFORMATION
The Company's reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily distinguished between Banking, Wealth Management and Corporate. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision maker analyzes the financial performance of the Company's segments, allocates resources and assesses compensation of certain employees by evaluating revenue streams, significant expenses and budget to actual results. The performance of the Banking segment is assessed by monitoring the margin between interest income and interest expense related to loans, investments, deposits and other borrowings. Pre-tax profit and loss is used to assess the performance of the Wealth Management segment. Interest expense, provision for credit losses and payroll provide the significant expenses in the Banking segment, while payroll provides the significant expenses in the Wealth Management segment.
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

Selected business segment financial information for the three and nine months ended September 30, 2026 and 2025 was as follows:

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended September 30, 2026
Interest income	$93,021	$—	$—	$93,021
Interest expense	28,912	13	1,374	30,299
Net interest income (expense)	64,109	(13)	(1,374)	62,722
Provision for credit losses	3,735	—	—	3,735
Wealth management revenue	—	8,651	—	8,651
Other noninterest income	14,719	—	(133)	14,586
Total noninterest income	14,719	8,651	(133)	23,237
Salaries and employee benefits	23,881	4,619	—	28,500
Depreciation expense	1,206	12	—	1,218
Amortization of intangible assets	412	234	—	646
Other noninterest expense (1)	21,565	1,491	(577)	22,479
Total noninterest expense	47,064	6,356	(577)	52,843
Income (loss) before income taxes	28,029	2,282	(930)	29,381
Income tax expense (benefit)	6,792	1,878	(2,097)	6,573
Net income (loss)	$21,237	$404	$1,167	$22,808
Total assets	$6,830,426	$39,547	$(53,131)	$6,816,842

Nine Months Ended September 30, 2026
Interest income	$267,220	$—	$—	$267,220
Interest expense	83,362	47	4,083	87,492
Net interest income (expense)	183,858	(47)	(4,083)	179,728
Provision for credit losses	15,557	—	—	15,557
Wealth management revenue	—	25,667	—	25,667
Other noninterest income	46,069	—	(2,609)	43,460
Total noninterest income	46,069	25,667	(2,609)	69,127
Salaries and employee benefits	68,311	13,700	—	82,011
Depreciation expense	3,615	34	—	3,649
Amortization of intangible assets	1,313	714	—	2,027
Other noninterest expense (1)	62,964	4,917	(1,546)	66,335
Total noninterest expense	136,203	19,365	(1,546)	154,022
Income (loss) before income taxes (benefit)	78,167	6,255	(5,146)	79,276
Income tax expense	17,554	3,527	(2,964)	18,117
Net income (loss)	$60,613	$2,728	$(2,182)	$61,159
Total assets	$6,830,426	$39,547	$(53,131)	$6,816,842

(dollars in thousands)	Banking	Wealth Management	Corporate	Total
Three Months Ended September 30, 2025
Interest income	$98,493	$—	$—	$98,493
Interest expense	35,011	20	2,345	37,376
Net interest income (expense)	63,482	(20)	(2,345)	61,117
Provision for credit losses	20,005	—	—	20,005
Wealth management revenue	—	8,018	—	8,018
Other noninterest income	13,861	—	(1,863)	11,998
Total noninterest income	13,861	8,018	(1,863)	20,016
Salaries and employee benefits	22,206	4,187	—	26,393
Depreciation expense	1,204	12	—	1,216
Amortization of intangible assets	492	251	—	743
Other noninterest expense (1)	20,727	1,463	(728)	21,462
Total noninterest expense	44,629	5,913	(728)	49,814
Income (loss) before income taxes	12,709	2,085	(3,480)	11,314
Income tax expense (benefit)	1,614	99	2,044	3,757
Net income (loss)	$11,095	$1,986	$(5,524)	$7,557
Total assets	$6,922,827	$35,589	$(46,901)	$6,911,515

Nine Months Ended September 30, 2025
Interest income	$295,772	$—	$—	$295,772
Interest expense	110,620	55	6,995	117,670
Net interest income (expense)	185,152	(55)	(6,995)	178,102
Provision for credit losses	48,224	—	—	48,224
Wealth management revenue	—	22,747	—	22,747
Other noninterest income	42,183	—	(3,617)	38,566
Total noninterest income	42,183	22,747	(3,617)	61,313
Salaries and employee benefits	66,450	12,044	—	78,494
Depreciation expense	3,639	33	—	3,672
Amortization of intangible assets	1,708	773	—	2,481
Impairment on goodwill	153,977	—	—	153,977
Other noninterest expense (1)	61,560	4,894	(2,267)	64,187
Total noninterest expense	287,334	17,744	(2,267)	302,811
Income (loss) before income taxes (benefit)	(108,223)	4,948	(8,345)	(111,620)
Income tax expense (benefit)	7,758	1,387	628	9,773
Net income (loss)	$(115,981)	$3,561	$(8,973)	$(121,393)
Total assets	$6,922,827	$35,589	$(46,901)	$6,911,515
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

NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income in the consolidated statements of income. The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Noninterest income - in-scope of Topic 606
Wealth management revenue:
Trust management/administration fees	$7,432	$6,975	$22,275	$19,854
Investment advisory and brokerage fees	716	597	1,988	1,602
Other	503	445	1,404	1,290
Service charges on deposit accounts:
Nonsufficient fund fees	2,441	2,235	6,691	6,206
Other	1,334	1,364	3,888	4,049
Interchange revenues	3,984	3,444	11,065	10,059
Other income:
Merchant services revenue	275	376	954	1,073
Other	404	473	1,500	1,589
Noninterest income - out-of-scope of Topic 606	6,148	4,107	19,362	15,591
Total noninterest income	$23,237	$20,016	$69,127	$61,313
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis explains the significant factors affecting the Company's financial condition and results of operations as reflected in the unaudited consolidated balance sheet as of September 30, 2026, as compared to December 31, 2025, and unaudited consolidated operating results for the three and nine months ended September 30, 2026 and 2025. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes included in this Form 10-Q and the audited financial statements and accompanying notes provided in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.
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
Factors Affecting Comparability
Each factor listed below affects the comparability of our results of operations for the three and nine months ended September 30, 2026 and 2025, and our financial condition as of September 30, 2026 and December 31, 2025, and may affect the comparability of financial information we report in future fiscal periods.
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
Results of Operations
Overview. The following table sets forth condensed income statement information of the Company for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Income Statement Data:
Interest income	$93,021	$98,493	$267,220	$295,772
Interest expense	30,299	37,376	87,492	117,670
Net interest income	62,722	61,117	179,728	178,102
Provision for credit losses	3,735	20,005	15,557	48,224
Noninterest income	23,237	20,016	69,127	61,313
Noninterest expense	52,843	49,814	154,022	302,811
Income (loss) before income taxes	29,381	11,314	79,276	(111,620)
Income tax expense	6,573	3,757	18,117	9,773
Net income (loss)	22,808	7,557	61,159	(121,393)
Preferred dividends	2,229	2,229	6,685	6,685
Net income (loss) available to common shareholders	$20,579	$5,328	$54,474	$(128,078)
Per Share Data:
Basic earnings (loss) per common share	$0.95	$0.24	$2.51	$(5.88)
Diluted earnings (loss) per common share	$0.95	$0.24	$2.51	$(5.88)
Performance Metrics:
Return on average assets	1.35%	0.43%	1.25%	(2.26)%
Return on average shareholders' equity	15.96%	5.20%	14.45%	(26.14)%
Net income available to common shareholders for the third quarter of 2026 was $20.6 million, or $0.95 per diluted common share, compared to net income available to common shareholders of $5.3 million, or $0.24 per diluted common share, in the third quarter of 2025. The increase reflected a $1.6 million increase in net interest income, a $16.3 million decrease in provision for credit losses, and a $3.2 million increase in noninterest income. These benefits were partially offset by a $3.0 million increase in noninterest expense and a $2.8 million increase in income tax expense.
Net income available to common shareholders for the first nine months of 2026 was $54.5 million, or $2.51 per diluted common share, compared with a net loss available to common shareholders of $128.1 million, or a diluted loss per common share of $5.88, in the first nine months of 2025. The increase reflected a $148.8 million decrease in noninterest expense (which included the prior year goodwill impairment charge), a $1.6 million increase in net interest income, a $32.7 million decrease in provision for credit losses, and a $7.8 million increase in noninterest income. These benefits were partially offset by an $8.3 million increase in income tax expense.
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
During the third quarter of 2026, the Federal Reserve increased the target range for the federal funds rate by 25 basis points from 3.75% to 4.00%. At its October 2026 meeting, the Federal Reserve maintained the target range at 3.75% to 4.00%, citing continued elevated inflation. These actions followed three 25-basis-point rate reductions in September, October and December 2025. The FOMC has continued to assess incoming economic data, the evolving economic outlook and the balance of risks in determining the appropriate stance of monetary policy. The future path of interest rates remains uncertain and will continue to influence loan and deposit repricing, funding costs, and the Company's net interest income and net interest margin.
For the third quarter of 2026, net interest income, on a tax-equivalent basis, increased $1.6 million to $62.9 million, and tax-equivalent net interest margin increased 24 basis points to 4.03% compared to the third quarter of 2025.
For the first nine months of 2026, net interest income, on a tax-equivalent basis, increased $1.6 million to $180.4 million, and tax-equivalent net interest margin increased 36 basis points to 3.97% compared to the first nine months of 2025.

Average Balance Sheet, Interest and Yield/Rate Analysis. The following table presents average balances, interest income and expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2026 and 2025. Average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended September 30,
	2026			2025
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$149,088	$1,333	3.55%	$78,567	$849	4.29%
Investment securities:
Taxable investment securities	1,721,118	21,539	4.97	1,280,236	15,418	4.78
Investment securities exempt from federal income tax (1)	59,387	551	3.68	58,761	561	3.79
Total investment securities	1,780,505	22,090	4.92	1,338,997	15,979	4.73
Loans:
Loans (2)	4,198,211	68,760	6.50	4,907,695	80,583	6.51
Loans exempt from federal income tax (1)	36,996	413	4.43	39,980	429	4.26
Total loans	4,235,207	69,173	6.48	4,947,675	81,012	6.50
Loans held for sale	6,054	97	6.36	9,268	147	6.29
Nonmarketable equity securities	29,215	530	7.20	38,559	715	7.36
Total interest-earning assets	6,200,069	93,223	5.97	6,413,066	98,702	6.11
Noninterest-earning assets	495,446			498,875
Total assets	$6,695,515			$6,911,941
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,426,795	$20,026	2.32%	$3,246,845	$22,264	2.72%
Savings deposits	592,626	1,183	0.79	497,231	317	0.25
Time deposits	680,434	4,836	2.82	813,042	6,712	3.28
Brokered time deposits	20,846	206	3.92	87,337	926	4.21
Total interest-bearing deposits	4,720,701	26,251	2.21	4,644,455	30,219	2.58
Short-term borrowings	42,059	349	3.29	54,839	499	3.61
FHLB advances	221,217	2,165	3.88	386,772	4,044	4.15
Subordinated debt	27,032	380	5.58	77,210	1,393	7.16
Trust preferred debentures	52,316	1,154	8.75	51,602	1,221	9.39
Total interest-bearing liabilities	5,063,325	30,299	2.37	5,214,878	37,376	2.84
Noninterest-bearing liabilities:
Noninterest-bearing deposits	989,768			1,020,196
Other noninterest-bearing liabilities	75,440			100,436
Total noninterest-bearing liabilities	1,065,208			1,120,632
Shareholders’ equity	566,982			576,431
Total liabilities and shareholders’ equity	$6,695,515			$6,911,941
Net interest income / net interest margin (3)		$62,924	4.03%		$61,326	3.79%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.2 million for both the three months ended September 30, 2026 and 2025, respectively.
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

	Nine Months Ended September 30,
	2026			2025
(tax-equivalent basis, dollars in thousands)	Average balance	Interest & fees	Yield/ Rate	Average balance	Interest & fees	Yield/ Rate
Interest-earning assets:
Federal funds sold and cash investments	$115,771	$3,129	3.61%	$71,558	$2,283	4.27%
Investment securities:
Taxable investment securities	1,603,788	58,678	4.89	1,281,441	47,011	4.90
Investment securities exempt from federal income tax (1)	60,372	1,654	3.66	58,013	1,649	3.80
Total investment securities	1,664,160	60,332	4.85	1,339,454	48,660	4.86
Loans:
Loans (2)	4,213,261	201,080	6.38	4,994,619	236,765	6.34
Loans exempt from federal income tax (1)	39,234	1,332	4.54	47,746	1,605	4.49
Total loans	4,252,495	202,412	6.36	5,042,365	238,370	6.32
Loans held for sale	7,123	327	6.15	125,699	5,087	5.41
Nonmarketable equity securities	30,340	1,647	7.26	37,669	2,056	7.30
Total interest-earning assets	6,069,889	267,847	5.90	6,616,745	296,456	5.99
Noninterest-earning assets	495,778			559,587
Total assets	$6,565,667			$7,176,332
Interest-bearing liabilities:
Deposits:
Checking and money market deposits	$3,281,866	$56,525	2.30%	$3,365,833	$70,942	2.82%
Savings deposits	540,382	2,125	0.53	510,199	973	0.25
Time deposits	707,591	15,566	2.94	818,658	20,245	3.31
Brokered time deposits	25,731	764	3.97	158,998	4,964	4.17
Total interest-bearing deposits	4,555,570	74,980	2.20	4,853,688	97,124	2.68
Short-term borrowings	34,638	782	3.02	62,838	1,772	3.77
FHLB advances	247,711	7,184	3.88	350,271	10,973	4.19
Subordinated debt	27,027	1,140	5.64	77,571	4,174	7.19
Trust preferred debentures	52,132	3,406	8.74	51,442	3,627	9.43
Total interest-bearing liabilities	4,917,078	87,492	2.38	5,395,810	117,670	2.92
Noninterest-bearing liabilities:
Noninterest-bearing deposits	999,984			1,048,753
Other noninterest-bearing liabilities	82,542			110,871
Total noninterest-bearing liabilities	1,082,526			1,159,624
Shareholders’ equity	566,063			620,898
Total liabilities and shareholders’ equity	$6,565,667			$7,176,332
Net interest income / net interest margin (3)		$180,355	3.97%		$178,786	3.61%
(1)Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. Tax-equivalent adjustments totaled $0.6 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)Net interest margin during the periods presented represents: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period..

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

	Three Months Ended September 30, 2026 compared with Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 compared with Nine Months Ended September 30, 2025
	Change due to:		Interest Variance	Change due to:		Interest Variance
(tax-equivalent basis, dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Federal funds sold and cash investments	$696	$(212)	$484	$1,303	$(457)	$846
Investment securities:
Taxable investment securities	5,395	726	6,121	11,826	(159)	11,667
Investment securities exempt from federal income tax	6	(16)	(10)	66	(61)	5
Total investment securities	5,401	710	6,111	11,892	(220)	11,672
Loans:
Loans	(11,635)	(188)	(11,823)	(37,165)	1,480	(35,685)
Loans exempt from federal income tax	(32)	16	(16)	(287)	14	(273)
Total loans	(11,667)	(172)	(11,839)	(37,452)	1,494	(35,958)
Loans held for sale	(51)	1	(50)	(5,125)	365	(4,760)
Nonmarketable equity securities	(171)	(14)	(185)	(399)	(10)	(409)
Total interest-earning assets	(5,792)	313	(5,479)	(29,781)	1,172	(28,609)
Interest-bearing liabilities:
Checking and money market deposits	1,143	(3,381)	(2,238)	(1,607)	(12,810)	(14,417)
Savings deposits	126	740	866	88	1,064	1,152
Time deposits	(1,018)	(858)	(1,876)	(2,595)	(2,084)	(4,679)
Brokered deposits	(680)	(40)	(720)	(4,058)	(142)	(4,200)
Total interest-bearing deposits	(429)	(3,539)	(3,968)	(8,172)	(13,972)	(22,144)
Short-term borrowings	(111)	(39)	(150)	(716)	(274)	(990)
FHLB advances	(1,676)	(203)	(1,879)	(3,094)	(695)	(3,789)
Subordinated debt	(803)	(210)	(1,013)	(2,424)	(610)	(3,034)
Trust preferred debentures	16	(83)	(67)	47	(268)	(221)
Total interest-bearing liabilities	(3,003)	(4,074)	(7,077)	(14,359)	(15,819)	(30,178)
Net interest income	$(2,789)	$4,387	$1,598	$(15,422)	$16,991	$1,569
Interest Income. Interest income, on a tax-equivalent basis, decreased $5.5 million to $93.2 million for the third quarter of 2026 compared to the same period in 2025, primarily due to a decline in average interest-earning assets. The yield on interest-earning assets decreased 14 basis points to 5.97% from 6.11%.
Average interest-earning assets decreased $213.0 million to $6.20 billion in the third quarter of 2026 compared to the same period in 2025. A decrease in average loans of $712.5 million was partially offset by an increase in average investment securities and federal funds sold and cash investments of $441.5 million and $70.5 million, respectively.
Average loans decreased $712.5 million in the third quarter of 2026 compared to the same period in 2025. During the fourth quarter of 2025, the Company sold substantially all of its equipment finance portfolio. As a result, equipment finance loan and lease average balances decreased $637.3 million, to $38.1 million, in the third quarter of 2026. Proceeds from the sale of substantially all of the portfolio were used to purchase investment securities and reduce higher-cost funding for the Company.

For the first nine months of 2026, interest income, on a tax-equivalent basis, decreased $28.6 million to $267.8 million compared to the same period in 2025, primarily due to a decline in average interest-earning assets. The yield on interest-earning assets decreased nine basis points to 5.90% from 5.99%.
Average interest-earning assets decreased $546.9 million to $6.07 billion in the first nine months of 2026 compared to the same period in 2025. Average loans and average loans held for sale decreased $789.9 million and $118.6 million, respectively. These decreases were partially offset by an increase in average investment securities and federal funds sold and cash investments of $324.7 million and $44.2 million, respectively.
Average loans decreased $789.9 million in the first nine months of 2026 compared to the same period in 2025, primarily due to the sale of substantially all of its equipment finance portfolio during the fourth quarter of 2025. As a result, equipment finance loan and lease average balances decreased $683.4 million, to $47.0 million, in the first nine months of 2026.
The $125.7 million of average loans held for sale in the first nine months of 2025 included $118.0 million of GreenSky consumer loans. The Company completed the sale of this portfolio in the second quarter of 2025.
Interest Expense. Interest expense decreased $7.1 million to $30.3 million for the third quarter of 2026 compared to the same period in 2025 due to a decrease in both rates paid on and average balances of interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 2.37% from 2.84%.
Interest expense on deposits decreased $4.0 million to $26.3 million for the third quarter of 2026 compared to the same period in 2025, driven primarily by the rate cuts enacted by the Federal Reserve Bank beginning in late 2024.
Interest expense on FHLB advances decreased $1.9 million in the third quarter of 2026 compared to the same period in 2025, due to a decrease in both rates paid on FHLB advances and average balances.
Interest expense on subordinated debt decreased $1.0 million in the third quarter of 2026 compared to the same period in 2025, driven primarily by a decrease in average balances of $50.2 million, due to the redemption of $50.8 million of debt in September 2025.
For the first nine months of 2026, interest expense decreased $30.2 million to $87.5 million compared to the same period in 2025 due to a decrease in both the rates paid on and average balances of interest-bearing liabilities. The cost of interest-bearing liabilities decreased to 2.38% from 2.92%.
Interest expense on deposits decreased $22.1 million to $75.0 million for the first nine months of 2026 compared to the same period in 2025, driven primarily by the rate cuts enacted by the Federal Reserve Bank beginning in late 2024 and a decrease in average balances.
Average balances of interest-bearing deposit accounts decreased $298.1 million to $4.56 billion for the first nine months of 2026 compared to the same period in 2025. Proceeds from the sales of substantially all of our equipment financing portfolio and non-core consumer loan portfolios in 2025 were used to reduce higher-cost funding for the Company, including servicing deposits and brokered deposits.
Interest expense on FHLB advances decreased $3.8 million for the first nine months of 2026 compared to the same period in 2025, due to a decrease in both rates paid on FHLB advances and average balances.
Interest expense on subordinated debt decreased $3.0 million for the first nine months of 2026 compared to the same period in 2025, driven primarily by a decrease in average balances of $50.5 million, due to the redemption of $50.8 million of debt in September 2025.
Provision for Credit Losses. Provision for credit losses totaled $3.7 million and $20.0 million for the three months ended September 30, 2026 and 2025, respectively, and $15.6 million and $48.2 million for the nine months ended September 30, 2026 and 2025, respectively. Provision for credit losses for the three and nine months ended September 30, 2026 included a provision of credit losses on unfunded commitments of $0.1 million and a recapture of credit losses on unfunded commitments of $0.6 million, respectively, compared with a $0.5 million recapture for both the three and nine months ended September 30, 2025. The decrease in provision for credit losses for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was due in part to the sale of the equipment finance portfolio that occurred in late 2025, and the Company's continued efforts to remediate nonperforming loans.

The provision for credit losses on loans recognized during the three and nine months ended September 30, 2026 was made at a level deemed necessary by Management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by Management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.
Noninterest Income. The following table presents the major components of our noninterest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2026	2025		2026	2025
Noninterest income:
Wealth management revenue	$8,651	$8,018	$633	$25,667	$22,747	$2,920
Service charges on deposit accounts	3,775	3,598	177	10,579	10,254	325
Interchange revenue	3,984	3,445	539	11,065	10,059	1,006
Residential mortgage banking revenue	216	735	(519)	1,528	2,167	(639)
Income on company-owned life insurance	1,828	2,102	(274)	6,031	6,504	(473)
Loss on sales of investment securities, net	—	14	(14)	(1,731)	14	(1,745)
Credit enhancement income	3,108	(242)	3,350	9,549	3,028	6,521
Other income	1,675	2,346	(671)	6,439	6,540	(101)
Total noninterest income	$23,237	$20,016	$3,221	$69,127	$61,313	$7,814
Wealth management revenue. Wealth management revenue increased $0.6 million, or 7.9%, and $2.9 million, or 12.8%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by growth in assets under administration. Assets under administration increased 9.3% to $4.77 billion at September 30, 2026 from $4.36 billion at September 30, 2025.
Interchange revenue. Interchange revenue increased $0.5 million, or 15.6%, and $1.0 million, or 10.0%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily attributable to performance-based incentives earned upon achieving specified qualified volume targets.
Residential mortgage banking revenue. Residential mortgage banking revenue decreased $0.5 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease for the three-month period was primarily driven by lower mortgage production, while the decrease for the nine-month period primarily reflected lower servicing fees following the sale of our residential servicing portfolio. Loans originated for sale in the secondary market for three and nine months ended September 30, 2026 totaled $20.4 million and $79.2 million, respectively, compared to $29.6 million and $75.2 million for the same periods in 2025.

Credit enhancement income. In 2025 and through December 30, 2025, the Company was party to one third-party loan origination program, wherein the third-party provider offered various credit enhancements with respect to loans originated under the program, including contributions to reserve accounts, yield maintenance and certain other payments. When the allowance for credit losses on loans was recorded, a credit enhancement derivative was also recorded on our balance sheet with a corresponding entry to credit enhancement income. The credit enhancement asset was reduced as credit enhancement payments and recoveries were received from the partner or taken from the partner's cash reserve account. Effective December 31, 2025, the Company modified its third-party lending and servicing arrangements with its sole partner, eliminating the credit enhancement derivative. The new arrangements provide a credit enhancement by the partner which protects the Company by indemnifying or reimbursing incurred losses. We estimate and record an allowance for expected credit losses and a corresponding credit enhancement asset on the balance sheet through credit enhancement income.

The Company recognized $3.1 million and $9.5 million of credit enhancement income during the three and nine months ended September 30, 2026, respectively, which correlated to a similar amount of provision for credit losses as a result of the new arrangement entered into at December 31, 2025.
Other income. Other income decreased $0.7 million and $0.1 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven primarily by the elimination of operating lease revenue due to the sale of our equipment finance portfolio in the fourth quarter of 2025. Operating lease revenue totaled $0.5 million and $1.8 million during the third quarter and first nine months of 2025, respectively. In the first nine months of 2026, the

Company recognized $2.1 million in gains from the sale of our residential servicing portfolio and a portion of our commercial servicing portfolio.
Noninterest Expense. The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (decrease)	Nine Months Ended September 30,		Increase (decrease)
(dollars in thousands)	2026	2025		2026	2025
Noninterest expense:
Salaries and employee benefits	$28,500	$26,393	$2,107	$82,011	$78,494	$3,517
Occupancy and equipment	4,330	4,206	124	13,094	12,870	224
Data processing	6,871	7,186	(315)	20,930	21,140	(210)
FDIC insurance	791	1,512	(721)	2,101	4,397	(2,296)
Professional services	1,669	2,017	(348)	5,576	7,550	(1,974)
Marketing	1,539	1,460	79	3,991	3,536	455
Communications	403	298	105	1,193	961	232
Loan expense	3,214	1,721	1,493	9,666	5,046	4,620
Loan servicing fees	1,063	1,274	(211)	3,229	3,410	(181)
Impairment on goodwill	—	—	—	—	153,977	(153,977)
Amortization of intangible assets	646	743	(97)	2,027	2,481	(454)
Other expense	3,817	3,004	813	10,204	8,949	1,255
Total noninterest expense	$52,843	$49,814	$3,029	$154,022	$302,811	$(148,789)
Salaries and employee benefits. For the three and nine months ended September 30, 2026, salaries and employee benefits expense increased $2.1 million and $3.5 million, respectively, compared to the same periods in 2025, primarily due to increased variable compensation expense and medical insurance expense. These increases were partially offset by lower severance expense in both periods compared to the same periods in 2025.
FDIC insurance expense. The decrease in FDIC insurance expense for the three and nine months ended September 30, 2026, compared to the same periods in 2025 was due to a lower assessment base in both the third quarter and first nine months of 2026, a shift in loan mix due to the sale of the equipment finance and non-core loan portfolios in 2025, and a decline in nonperforming loans.
Professional services expense. For the three and nine months ended September 30, 2026, professional services expense decreased $0.3 million and $2.0 million, respectively, compared to the same periods in 2025. The Company incurred additional audit and consulting expenses in 2025 as a result of the restatements of prior years' financial statements and as a result of contractual changes in the Company's third-party lending and servicing arrangements.
Loan expense. Effective December 31, 2025, the Company modified its third-party lending and servicing arrangements with its sole program partner, whereby the Company pays credit insurance to the program sponsor in exchange for the sponsor's commitment to reimburse the Company for incurred loan losses. Incurred losses are recognized as loans are charged-off through the allowance for credit losses. Reimbursements of incurred losses are recognized as a reduction of our credit enhancement asset. Credit insurance expense totaled $2.5 million and $7.2 million for the three and nine months ended September 30, 2026, respectively, compared to no such expense in the corresponding periods in 2025. These increases were partially offset by lower collection expenses in both periods compared to the same periods in 2025.
Impairment on goodwill. As mentioned previously, the Company recognized $154.0 million of goodwill impairment expense during the first quarter of 2025 in its Banking reporting unit.
Other expense. Other expense increased $0.8 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by interest paid to the IRS associated with amended tax returns filed in connection with the restatement of prior period financial statements and higher debit card dispute-related losses.

Income Tax Expense. Income tax expense was $6.6 million and $18.1 million for the three and nine months ended September 30, 2026, respectively, compared to $3.8 million and $9.8 million for the same periods in 2025. Effective tax rates were 22.4% and 22.9% for the three and nine months ended September 30, 2026, respectively, compared to 33.2% and 23.1% for the same periods in 2025. The effective tax rate calculation for the nine months ended September 30, 2025, excludes the goodwill impairment charge of $154.0 million, as this item is not deductible for tax purposes.
Financial Condition
Assets. Total assets were $6.82 billion at September 30, 2026, compared to $6.51 billion at December 31, 2025.
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

The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Book Value	%	Book Value	%
Loans:
Commercial	$1,183,813	27.6%	$1,178,521	27.1%
Commercial real estate	2,332,478	54.5	2,342,664	53.8
Construction and land development	249,268	5.8	286,140	6.6
Residential real estate	358,021	8.4	349,623	8.0
Consumer	128,909	3.0	144,075	3.3
Lease financing	30,339	0.7	50,981	1.2
Total loans, gross	4,282,828	100.0%	4,352,004	100.0%
Allowance for credit losses on loans	(60,852)		(69,219)
Total loans, net	$4,221,976		$4,282,785
Total gross loans decreased $69.2 million, or 1.6%, to $4.28 billion at September 30, 2026, compared to December 31, 2025. The loan portfolio mix remained relatively stable by category during the first nine months of 2026, while continuing to shift toward community bank relationships as anticipated runoff occurred in the non-core portfolios.
The following tables present our outstanding loans by business sector at September 30, 2026 and December 31, 2025. The Company's loan portfolio is assigned to the following internal business sectors:
•Community bank represents predominately in-market loans originated through our banking center network.
•Specialty finance historically provided nationwide bridge financing for FHA and HUD developments, primarily multi-family, assisted and senior living and multi-use properties, to support borrowers prior to obtaining permanent financing. The Company ceased originating new construction loans in the fourth quarter of 2024. Specialty finance also includes tax credit lending.
•Non-core and other includes our third-party origination and servicing programs, our remaining equipment finance portfolio of loans and leases and capital market credits, including loans to finance the sale of the GreenSky portfolio.

	September 30, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total
Commercial	$707,942	$282,184	$193,687	$1,183,813
Commercial real estate	2,051,609	276,118	4,751	2,332,478
Construction and land development	249,257	—	11	249,268
Residential real estate	340,442	1,800	15,779	358,021
Consumer	77,729	—	51,180	128,909
Lease financing	—	—	30,339	30,339
Total	$3,426,979	$560,102	$295,747	$4,282,828

	December 31, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total
Commercial	$688,277	$248,112	$242,132	$1,178,521
Commercial real estate	1,979,383	358,457	4,824	2,342,664
Construction and land development	226,295	59,832	13	286,140
Residential real estate	344,523	1,782	3,318	349,623
Consumer	89,749	—	54,326	144,075
Lease financing	—	—	50,981	50,981
Total	$3,328,227	$668,183	$355,594	$4,352,004
The community bank portfolio increased $98.8 million, or 3.0%, between December 31, 2025 and September 30, 2026. This growth was more than offset by anticipated runoff in the specialty finance and non-core and other portfolios of $108.1 million and $59.8 million, respectively.
The following table shows the contractual maturities of our loan portfolio and the distribution between fixed and adjustable interest rate loans at September 30, 2026:

	September 30, 2026
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial	$96,831	$441,914	$210,894	$107,910	$163,567	$124,957	$—	$37,740	$1,183,813
Commercial real estate	442,315	183,754	797,062	388,423	222,423	277,785	5,059	15,657	2,332,478
Construction and land development	41,946	42,728	43,203	92,277	10,730	18,340	—	44	249,268
Total commercial loans	581,092	668,396	1,051,159	588,610	396,720	421,082	5,059	53,441	3,765,559
Residential real estate	5,576	10,067	6,011	18,931	14,004	45,075	177,894	80,463	358,021
Consumer	15,051	8,087	58,712	412	41,058	5,589	—	—	128,909
Lease financing	4,684	—	24,858	—	797	—	—	—	30,339
Total loans	$606,403	$686,550	$1,140,740	$607,953	$452,579	$471,746	$182,953	$133,904	$4,282,828
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

Analysis of the Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $60.9 million, or 1.42% of total loans, at September 30, 2026, compared to $69.2 million, or 1.59% of total loans, at December 31, 2025. The following table allocates the allowance for credit losses on loans by loan category:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Allowance	Percent (1)	Allowance	Percent (1)
Commercial	$24,148	2.04%	$23,676	2.01%
Commercial real estate	24,392	1.05	28,284	1.21
Construction and land development	1,934	0.78	2,619	0.92
Total commercial loans	50,474	1.34	54,579	1.43
Residential real estate	4,768	1.33	6,652	1.90
Consumer	3,757	2.91	4,804	3.33
Lease financing	1,853	6.11	3,184	6.25
Total allowance for credit losses on loans	$60,852	1.42%	$69,219	1.59%
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
In estimating expected credit losses as of September 30, 2026, we incorporated certain macroeconomic variables from the third quarter 2026 Capital Economics forecast into our credit loss models. The forecasted projections included, among other things, (i) Illinois gross domestic product ranging from 1.4% to 1.7% over the next four quarters; (ii) the 10-year treasury rate averaging 4.4% over the next four quarters; and (iii) Illinois unemployment rate averaging 4.5% through the third quarter of 2027.
We qualitatively adjust the model results based on this scenario for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already fully captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. The qualitative factor adjustment at September 30, 2026, was approximately 45 basis points of total loans, decreasing from 57 basis points at December 31, 2025. The reduction primarily reflected continued improvement in portfolio credit quality and management's assessment that certain risks requiring qualitative adjustments have moderated since December 31, 2025.
The allowance for credit losses declined during the first nine months of 2026 primarily due to charge-offs of previously reserved relationships, continued runoff within certain higher-risk loan portfolios, lower modeled expected credit losses resulting from updated portfolio characteristics and macroeconomic assumptions, and a reduction in qualitative adjustments reflecting continued improvement in portfolio credit quality. These decreases were partially offset by reserves established for loan growth.
The allowance allocated to commercial loans totaled $24.1 million, or 2.04% of commercial loans, at September 30, 2026, compared to $23.7 million, or 2.01%, at December 31, 2025. Commercial loan balances increased $5.3 million, or 0.4%, during the first nine months of 2026. Modeled expected credit losses increased $0.9 million, while qualitative factor adjustments decreased $0.8 million. Specific allocations for loans that were individually evaluated increased $0.4 million.
The allowance allocated to commercial real estate loans totaled $24.4 million, or 1.05% of commercial real estate loans, at September 30, 2026, compared to $28.3 million, or 1.21%, at December 31, 2025. Commercial real estate loan balances decreased $10.2 million, or 0.4%, during the first nine months of 2026. Net charge-offs were $14.8 million for the first nine months of 2026, including $11.8 million of charge-offs in connection with the execution of a resolution strategy for a previously identified nonperforming commercial real estate relationship. Excluding the effect of charge-offs, modeled expected credit losses increased $0.3 million and qualitative factor adjustments decreased $3.8 million. Specific allocations for loans that were individually evaluated decreased $0.4 million. The commercial real estate portfolio does not include significant exposure to urban office properties.
The allowance allocated to construction and land development loans totaled $1.9 million, or 0.78% of construction and land development loans, at September 30, 2026, compared to $2.6 million, or 0.92%, at December 31, 2025. Construction and land development loan balances decreased $36.9 million, or 12.9%, during the first nine months of 2026. Modeled expected credit losses decreased $0.2 million and qualitative factor adjustments decreased $0.5 million. There were no specific allocations for construction loans that were evaluated for expected credit losses on an individual basis at September 30, 2026 or December 31, 2025.
The allowance allocated to residential real estate loans totaled $4.8 million, or 1.33% of residential real estate loans, at September 30, 2026, compared to $6.7 million, or 1.90%, at December 31, 2025. Modeled expected credit losses decreased $1.7 million and qualitative factor adjustments decreased $0.2 million. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on an individual basis at September 30, 2026, or December 31, 2025.
The allowance allocated to consumer loans totaled $3.8 million, or 2.91% of consumer loans, at September 30, 2026, compared to $4.8 million, or 3.33%, at December 31, 2025. Consumer loan balances decreased $15.2 million, or 10.5%, during the first nine months of 2026. Modeled expected credit losses decreased $1.1 million.
The allowance allocated to the lease portfolio totaled $1.9 million, or 6.11% of commercial leases, at September 30, 2026, compared to $3.2 million, or 6.25%, at December 31, 2025. Commercial lease balances decreased $20.6 million, or 40.5%, during the first nine months of 2026. The Company ceased originating leases in September 2025.
The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$62,519	$92,690	$69,219	$111,204
Charge-offs:
Commercial	2,118	4,301	7,744	23,762
Commercial real estate	3,296	3,798	15,963	26,974
Construction and land development	—	2,901	35	2,901
Residential real estate	17	54	82	126
Consumer	1,017	897	2,462	2,234
Lease financing	1,072	4,088	2,143	11,422
Total charge-offs	7,520	16,039	28,429	67,419
Recoveries:
Commercial	433	1,320	1,060	2,829
Commercial real estate	829	494	1,212	1,133
Construction and land development	—	1,122	—	2,152
Residential real estate	245	54	390	162
Consumer	226	103	523	508
Lease financing	435	637	680	1,593
Total recoveries	2,168	3,730	3,865	8,377
Net charge-offs	5,352	12,309	24,564	59,042
Provision for credit losses on loans	3,685	20,505	16,197	48,724
Balance, end of period	$60,852	$100,886	$60,852	$100,886
Gross loans, end of period	$4,282,828	$4,867,587	$4,282,828	$4,867,587
Average total loans	$4,235,206	$4,947,675	$4,252,495	$5,042,365
Net charge-offs to average loans (annualized)	0.50%	0.99%	0.77%	1.57%
Allowance for credit losses to total loans	1.42%	2.07%	1.42%	2.07%

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
The following tables present charge-offs by business sector for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$75	$36	$2,007	$2,118
Commercial real estate	3,278	—	18	3,296
Construction and land development	—	—	—	—
Residential real estate	17	—	—	17
Consumer	356	—	661	1,017
Lease financing	—	—	1,072	1,072
Total	$3,726	$36	$3,758	$7,520

	Three Months Ended September 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$40	$—	$4,261	$4,301
Commercial real estate	2,001	1,797	—	3,798
Construction and land development	37	2,864	—	2,901
Residential real estate	54	—	—	54
Consumer	278	—	619	897
Lease financing	—	—	4,088	4,088
Total	$2,410	$4,661	$8,968	$16,039

The following tables present charge-offs by business sector for nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$1,156	$36	$6,552	$7,744
Commercial real estate	15,945	—	18	15,963
Construction and land development	35	—	—	35
Residential real estate	82	—	—	82
Consumer	795	—	1,667	2,462
Lease financing	—	—	2,143	2,143
Total	$18,013	$36	$10,380	$28,429

	Nine Months Ended September 30, 2025
(dollars in thousands)	Community bank	Specialty finance	Non-core and other	Total charge-offs
Commercial	$123	$152	$23,487	$23,762
Commercial real estate	11,366	15,608	—	26,974
Construction and land development	37	2,864	—	2,901
Residential real estate	126	—	—	126
Consumer	638	—	1,596	2,234
Lease financing	—	—	11,422	11,422
Total	$12,290	$18,624	$36,505	$67,419
Charge-offs for the three and nine months ended September 30, 2026 were $7.5 million and $28.4 million, respectively, compared to $16.0 million and $67.4 million for the same periods in 2025. The community bank commercial real estate charge-offs included $2.1 million and $11.8 million for the three and nine months ended September 30, 2026, respectively, in connection with the execution of a resolution strategy for a previously identified nonperforming relationship and a $2.6 million charge-off for the nine months ended September 30, 2026 related to a loan that was sold in 2026.

As previously discussed, the Company ceased originations of new construction loans within specialty finance in the fourth quarter of 2024 and sold a significant portion of its non-core consumer lending portfolios and its equipment finance portfolios. These strategic decisions have resulted in the significant decrease of charge-offs in those sectors.

Nonperforming Loans. The following table sets forth our nonperforming assets by asset category as of the dates presented. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. The balance of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonperforming loans:
Commercial	$15,199	$14,925
Commercial real estate	37,386	45,333
Construction and land development	—	155
Residential real estate	4,593	3,861
Consumer	45	47
Lease financing	1,467	1,162
Total nonperforming loans	58,690	65,483
Other real estate owned and other repossessed assets	180	606
Nonperforming assets	$58,870	$66,089
Nonperforming loans to total loans	1.37%	1.50%
Nonperforming assets to total assets	0.86%	1.01%
Allowance for credit losses to nonperforming loans	103.68%	105.71%

In 2025, the Company prioritized improving its credit quality by tightening its loan underwriting standards and pursuing opportunities to resolve nonperforming loans, which included the sale of specific loans or portfolios. The Company ceased originations of new construction loans included in the specialty finance portfolio in the fourth quarter of 2024. In the third quarter of 2025, the Company ceased originations in the equipment finance portfolio, selling substantially all of the portfolio during the fourth quarter of 2025. These actions are reflected in the continued reduction of nonperforming loans. Nonperforming loans decreased to $58.7 million, or 1.37% of total loans, at September 30, 2026, compared to $65.5 million, or 1.50% of total loans at December 31, 2025.
Although total nonperforming loans declined, certain categories experienced increases, including commercial, residential real estate, and the remaining lease portfolio. Management continues to monitor these relationships and has incorporated their risk characteristics into loan grading, individual evaluations, and the allowance assessment, as applicable.
We did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2026 or 2025 while the loans were in nonaccrual status.
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
The following table sets forth the book value and percentage of each category of investment securities at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent	Balance	Percent
Investment securities available for sale:
U.S. Treasury securities	$6,434	0.3%	$—	—%
U.S. government sponsored entities and U.S. agency securities	62,290	3.3	19,823	1.3
Mortgage-backed securities - agency	1,342,675	70.4	1,193,750	78.4
Mortgage-backed securities - non-agency	108,554	5.7	97,089	6.4
Asset-backed student loans	18,346	1.0	34,215	2.2
State and municipal securities	66,094	3.5	73,458	4.8
Collateralized loan obligations	236,718	12.4	46,854	3.1
Corporate securities	64,083	3.4	57,812	3.8
Total investment securities, available for sale, at fair value	$1,905,194	100.0%	$1,523,001	100.0%

The following table sets forth the book value, maturities and weighted average yields for our investment portfolio at September 30, 2026:

(dollars in thousands)	Balance	Percent	Weighted average yield
Investment securities available for sale:
U.S. Treasury securities:
Maturing within one year	$499	—%	3.82%
Maturing in one to five years	5,935	0.3	4.75
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$6,434	0.3%	4.68%

U.S. government sponsored entities and U.S. agency securities:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	9,174	0.5	5.03
Maturing after ten years	53,116	2.8	5.61
Total U.S. government sponsored entities and U.S. agency securities	$62,290	3.3%	5.52%

Mortgage-backed securities - agency:
Maturing within one year	$1	—%	2.33%
Maturing in one to five years	29,698	1.6	2.82
Maturing in five to ten years	10,041	0.5	5.01
Maturing after ten years	1,302,935	68.3	4.73
Total mortgage-backed securities - agency	$1,342,675	70.4%	4.69%

Mortgage-backed securities - non-agency:
Maturing within one year	$—	—%	—%
Maturing in one to five years	6,608	0.3	5.86
Maturing in five to ten years	—	—	—
Maturing after ten years	101,946	5.4	4.65
Total mortgage-backed securities - non-agency	$108,554	5.7%	4.72%

Asset-backed student loans:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	18,346	1.0	4.47
Total asset-backed student loans	$18,346	1.0%	4.47%

State and municipal securities (1):
Maturing within one year	$728	—%	3.05%
Maturing in one to five years	13,594	0.7	2.40
Maturing in five to ten years	23,517	1.2	3.01
Maturing after ten years	28,255	1.6	5.51
Total state and municipal securities	$66,094	3.5%	3.95%

Collateralized loan obligations:
Maturing within one year	$—	—%	—%
Maturing in one to five years	—	—	—
Maturing in five to ten years	25,000	1.3	5.92
Maturing after ten years	211,718	11.1	5.46
Total collateralized loan obligations	$236,718	12.4%	5.50%

Corporate securities:
Maturing within one year	$3,001	0.2%	8.75%
Maturing in one to five years	26,998	1.4	5.49
Maturing in five to ten years	10,762	0.6	6.64
Maturing after ten years	23,322	1.2	6.84
Total corporate securities	$64,083	3.4%	6.33%
Total investment securities, available for sale, at fair value	$1,905,194	100.0%	4.85%
(1)Weighted average yield for tax-exempt securities are presented on a tax-equivalent basis assuming a federal income tax rate of 21%.

The table below presents the credit ratings for our investment securities classified as available for sale, at fair value, at September 30, 2026:

			Average credit rating
(dollars in thousands)	Amortized cost	Fair value	AAA	AA+/-	A+/-	BBB+/-	Not Rated
Investment securities available for sale:
U.S. Treasury securities	$6,434	$6,434	$—	$6,434	$—	$—	$—
U.S. government sponsored entities and U.S. agency securities	65,792	62,290	—	62,290	—	—	—
Mortgage-backed securities - agency	1,491,028	1,342,675	—	1,342,675	—	—	—
Mortgage-backed securities - non-agency	113,025	108,554	106,720	—	—	—	1,834
Asset-backed student loans	18,419	18,346	680	14,505	3,161	—	—
State and municipal securities	74,542	66,094	3,115	45,229	—	—	17,750
Collateralized loan obligations	236,704	236,718	119,831	116,887	—	—	—
Corporate securities	65,232	64,083	—	—	7,417	54,218	2,448
Total investment securities, available for sale	$2,071,176	$1,905,194	$230,346	$1,588,020	$10,578	$54,218	$22,032
Liabilities. At September 30, 2026, liabilities totaled $6.29 billion compared to $5.95 billion at December 31, 2025.
Deposits. We emphasize developing total client relationships with our customers in order to increase our retail and commercial core deposit bases, which are our primary funding sources. Our deposits consist of noninterest-bearing and interest-bearing demand, money market, savings and time deposit accounts.
Total deposits increased $193.1 million to $5.62 billion at September 30, 2026, compared to December 31, 2025. Increases in interest-bearing checking, money market, and savings of $300.0 million, $57.7 million, and $10.7 million, respectively, during the period, were partially offset by decreases in noninterest-bearing demand and time deposits of $67.0 million and $108.2 million, respectively. Interest-bearing checking deposits reflected growth in existing consumer and small business customer relationships, growth in new accounts as a result of targeted initiatives and seasonal growth in public funds, while the decrease in time deposits primarily reflected maturities and targeted reductions in higher-cost deposits. Brokered time deposits decreased $26.0 million to $17.1 million at September 30, 2026.

(dollars in thousands)	September 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$973,388	17.2%	$1,040,411	19.2%
Interest-bearing:
Checking	2,155,193	38.4	1,855,215	34.2
Money market	1,306,610	23.3	1,248,942	23.0
Savings	498,397	8.9	487,742	9.0
Time	683,850	12.2	792,069	14.6
Total deposits	$5,617,438	100.0%	$5,424,379	100.0%
The following table presents the maturity of uninsured time deposits as of September 30, 2026:

(dollars in thousands)	Amount
Three months or less	$17,008
Three to six months	—
Six to 12 months	37,225
After 12 months	6,772
Total	$61,005

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
Shareholders’ equity decreased $34.1 million to $531.4 million at September 30, 2026, compared to December 31, 2025. The change in shareholders’ equity was driven primarily by an increase in accumulated other comprehensive losses of $61.9 million, largely reflecting market-driven declines in the fair value of the available-for-sale securities portfolio resulting from higher interest rates, dividends to common shareholders of $20.7 million, dividends to preferred shareholders of $6.7 million, common stock repurchased, including excise tax, of $10.7 million; partially offset by net income of $61.2 million,
On November 3, 2025, the Company’s board of directors authorized a new stock repurchase program, pursuant to which the Company was authorized to repurchase up to $25.0 million of common stock through November 2, 2026. The stock repurchase program became effective on November 3, 2025. On May 5, 2026, the board of directors of the Company approved an amendment to the stock repurchase program that increased the amount of its common stock authorized for repurchase from $25.0 million to $45.0 million and extended the expiration date of the program to December 31, 2026. As of September 30, 2026, $20.2 million, or 936,438 shares of the Company’s common stock, had been repurchased under the current program.
On October 6, 2026, the Company filed a universal shelf registration statement on Form S-3 with the SEC covering up to $250 million in aggregate offering price of securities that the Company may issue from time to time, subject to market conditions and the Company’s capital needs.

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
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction, which represents the amount of the Bank’s obligation. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Investment securities with a carrying amount of $7.8 million and $12.2 million at September 30, 2026 and December 31, 2025, respectively, were pledged for securities sold under agreements to repurchase.
The table below presents our sources of liquidity as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$99,612	$127,811
Unpledged securities	1,182,796	812,587
FHLB committed liquidity	699,830	1,114,294
FRB discount window availability	305,357	349,026
Total Estimated Liquidity	$2,287,595	$2,403,718

Conditional Funding Based on Market Conditions
Additional credit facility	$256,000	$351,000
Brokered CDs (additional capacity)	500,000	450,000
ICS One Way Buy (additional capacity)	650,000	600,000

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believed at September 30, 2026 that these limitations will not impact our ability to meet our ongoing short-term cash obligations.
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
At September 30, 2026, the Company and the Bank exceeded all applicable minimum regulatory capital requirements, and the Bank met the regulatory thresholds to be considered well capitalized under the prompt corrective action framework. The following table presents the Company's and the Bank’s capital ratios and the minimum requirements at September 30, 2026:

Ratio	Actual	Minimum Regulatory Requirements (1)	Well Capitalized
Total risk-based capital ratio
Midland States Bancorp, Inc.	15.60%	10.50%	N/A
Midland States Bank	14.52	10.50	10.00%
Tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	13.82	8.50	N/A
Midland States Bank	13.27	8.50	8.00
Common equity tier 1 risk-based capital ratio
Midland States Bancorp, Inc.	10.36	7.00	N/A
Midland States Bank	13.27	7.00	6.50
Tier 1 leverage ratio
Midland States Bancorp, Inc.	10.34	4.00	N/A
Midland States Bank	9.93	4.00	5.00
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
We use NII at Risk to model interest rate risk utilizing various assumptions for assets, liabilities, and derivatives. NII at Risk uses net interest income simulation analysis which involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rate scenarios. Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. We use various ad-hoc reports to continuously refine, stress and validate these assumptions. Assumptions and methodologies regarding administered rate liabilities (e.g., savings accounts, money market accounts and interest-bearing checking accounts), balance trends, and repricing relationships reflect our best estimate of expected behavior and these assumptions are reviewed periodically.
The following table shows NII at Risk at the dates indicated:

	Net interest income sensitivity (Shocks)
	Immediate change in rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2026:
Dollar change	$5,065	$981	$2,911	$5,985
Percent change	2.1%	0.4%	1.2%	2.4%
December 31, 2025:
Dollar change	$921	$(517)	$2,606	$5,458
Percent change	0.4%	(0.2)%	1.2%	2.5%
We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models -200, −100, +100 and +200 basis point parallel shifts in market interest rates. We were within board policy limits for all scenarios at September 30, 2026.
Tolerance levels for risk management require the continuing development, implementation and monitoring of remedial plans to maintain residual risk within approved levels as we adjust the balance sheet. NII at Risk as of September 30, 2026 indicated that projected net interest income would increase in all of the first-year rate shock scenarios. Throughout 2026, the Bank held to its non-maturity beta assumptions and lowered rates on interest-bearing deposits along with the industry overall. Coupled with market expectations, the Bank continued its strategy of layering on protection to changes in rates through deposit pricing, securities purchase selection and hedging.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 - 31, 2026	—	$—	—	$24,844,955
August 1 - 31, 2026	5,744	35.22	—	24,844,955
September 1 - 30, 2026	515	32.08	501	24,828,917
Total	6,259	$34.96	501	$24,828,917
(1)Represents shares of the Company’s common stock repurchased under the stock repurchase program and shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2)As previously disclosed, the board of directors of the Company approved a stock repurchase program on November 3, 2025, pursuant to which the Company was authorized to repurchase up to $25.0 million of common stock through November 2, 2026, and on May 5, 2026, the board of directors of the Company approved an amendment to the stock repurchase program that increased the amount of its common stock authorized for repurchase from $25.0 million to $45.0 million and extended the expiration date of the program to December 31, 2026. Stock repurchases under this program may be made from time to time on the open market, in privately negotiated transactions, or in any manner that complies with applicable securities laws, at the discretion of the Company. The timing of purchases and the number of shares repurchased under the programs are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2026, 936,438 shares of the Company’s common stock have been repurchased under the program for an aggregate purchase price of $20.2 million.
ITEM 5 – OTHER INFORMATION
On July 28, 2026, Jeffrey G. Ludwig, who serves as President, Chief Executive Officer and a director of the Company, terminated a previously disclosed Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The terminated trading arrangement would have expired on November 16, 2026, and provided for the sale of up to 8,383 shares of Company common stock that were subject to stock options held by Mr. Ludwig, subject to certain conditions, including the expiration of the cooling-off period described in Rule 10b5-1(c).
On August 20, 2026, Jerry McDaniel, a director of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement expires on November 9, 2027, and provides for the sale of up to 30,000 shares of Company common stock beneficially owned by Mr. McDaniel, subject to certain conditions, including the expiration of the cooling-off period described in Rule 10b5-1(c).
On October 29, 2026, the Company entered into (i) an amendment to the Amended and Restated Employment Agreement, dated as of November 5, 2020, among the Company, the Bank and Jeffrey G. Ludwig, to modify the calculation of severance Mr. Ludwig would be entitled to receive if his employment were terminated under certain circumstances not in connection with a change of control of the Company, such that he would be entitled to a payment equal to 200% of the sum of his salary plus the average of his bonus payments for the prior three years, and (ii) amendments to the change of control agreements between the Bank and each of Claire A. Stack, Jeremy A. Jameson and Daniel E. Casey to modify the calculation of severance each such executive would be entitled to receive if his or her employment were terminated under certain circumstances not in connection with a change of control of the Bank, such that he or she would be entitled to receive a payment equal to 100% of the sum of his or her salary plus the average of his or her bonus payments for the prior three years.

ITEM 6 – EXHIBITS

Exhibit No.	Description

10.1	First Amendment to Amended and Restated Employment Agreement, dated as of October 29, 2026, among Midland States Bancorp, Inc., Midland States Bank and Jeffrey G. Ludwig – filed herewith.

10.2	Form of Amendment to Change of Control Agreement, dated as of October 29, 2026, between Midland States Bank and each of Claire A. Stack, Jeremy A. Jameson and Daniel E. Casey – filed herewith.

21.1	Subsidiaries of Midland States Bancorp, Inc. – filed herewith.

31.1	Chief Executive Officer’s Certification required by Rule 13a-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certification required by Rule 13a-14(a) – filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	The cover page from Midland States Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2026 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midland States Bancorp, Inc.

Date: October 29, 2026	By:	/s/	Jeffrey G. Ludwig
Jeffrey G. Ludwig
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2026	By:	/s/	Claire A. Stack
Claire A. Stack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)